Form 10-Q
period 1995-04-12
CONSOLIDATED PRODUCTS INC /IN/
filed 1995-05-30
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE SIXTEEN WEEKS ENDED APRIL 12, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


Commission file number 0-8445


                           CONSOLIDATED PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)
                    INDIANA                               37-0684070
          (State or other jurisdiction                 (I.R.S. Employer
               of incorporation or                    Identification No.)
                  organization)
                 500 CENTURY BUILDING, 36 S. PENNSYLVANIA STREET
                           INDIANAPOLIS, INDIANA 46204
                                 (317) 633-4100
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---


    Number of shares of Common Stock outstanding at May 10, 1995:  12,257,357


The Index to Exhibits is located at Page 14.                   Total Pages  17
                                                                           -----

                           CONSOLIDATED PRODUCTS, INC.

                                      INDEX

                                                                      Page No.
                                                                      --------
 PART I.   FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

           Consolidated Statements of Financial Position -
              April 12, 1995 (Unaudited) and September 28, 1994           3

           Consolidated Statements of Earnings (Unaudited)
              Sixteen and Twenty-Eight Weeks Ended April 12, 1995
              and April 13, 1994                                          4

           Consolidated Statements of Cash Flows (Unaudited)
              Twenty-Eight Weeks Ended April 12, 1995 and
              April 13, 1994                                              5

           Notes to Consolidated Financial Statements (Unaudited)         6

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                     8

 PART II.  OTHER INFORMATION

 ITEM 1.   LEGAL PROCEEDINGS                                             12

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                              12
 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              12

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           CONSOLIDATED PRODUCTS, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                          APRIL 12      SEPTEMBER 28                                      APRIL 12    SEPTEMBER 28
                                            1995            1994                                           1995           1994
                                         -----------    ------------                                    ------------  ------------
                                         (Unaudited)                                                     (Unaudited)

ASSETS                                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT ASSETS                                                         CURRENT LIABILITIES
  Cash, including cash equiva-                                          Accounts payable               $   9,899,384 $   7,246,178
     lents of $1,105,000 in 1995                                        Accrued expenses
     and $9,012,000 in 1994            $   1,757,013  $   10,326,159     Salaries and wages                3,370,538     3,682,695
  Receivables                              3,495,613       2,165,177     Insurance                         2,184,176     2,521,690
  Inventories                              3,420,567       3,009,516     Property taxes                    1,636,564     1,695,990
  Deferred income taxes                      801,000         801,000     Other                             5,067,136     4,702,137
  Other current assets                     4,279,379       3,112,136    Current portion of obligations
                                       -------------    ------------      under capital leases             1,158,387     1,140,864
  Total current assets                    13,753,572      19,413,988    Current portion of senior note     4,250,000     3,500,000
                                       -------------   -------------
                                                                                                       ------------- --------------
                                                                         Total current liabilities         27,566,185    24,489,554
PROPERTY AND EQUIPMENT                                                                                 ------------- --------------
  Land                                    17,013,085      12,352,930
  Buildings                               16,433,614      14,200,657   OBLIGATIONS UNDER
  Leasehold improvements                  28,776,379      25,568,627    CAPITAL LEASES                     9,143,958      9,885,522
  Equipment                               47,928,568      42,934,328
  Construction in progress                 5,047,058       3,334,106   REVOLVING LINE OF CREDIT            5,500,000            --
                                       -------------  --------------
                                         115,198,704      98,390,648
  Less accumulated depreciation                                        SENIOR NOTE                        10,000,000    14,250,000
    and amortization                     (49,105,474)    (46,735,270)
                                       -------------  --------------
  Net property and equipment              66,093,230      51,655,378   SUBORDINATED CONVERTIBLE
                                       -------------  --------------     DEBENTURES                               --    11,988,400
LEASED PROPERTY
  Leased property under capital                                        SHAREHOLDERS' EQUITY
    leases, less accumulated amorti-                                    Common stock -- $.50 stated value,
    zation of $9,106,870 in 1995                                         25,000,000 shares authorized --
    and $9,378,291 in 1994                 4,207,307       4,540,791     shares issued: 12,470,289 in 1995;
  Net investment in  direct                                              7,490,818 in 1994                 6,235,145     3,745,409
    financing leases                       2,475,499       2,718,537    Additional paid-in capital        30,941,586    14,696,829
                                       -------------   -------------    Retained earnings                    414,917     3,004,530
  Net leased property                      6,682,806       7,259,328
                                       -------------   -------------
                                                                        Less treasury stock -- at cost:
DEFERRED INCOME TAXES                        758,000         758,000     223,003 shares in 1995;
                                                                         265,690 shares in 1994           (1,648,111)    (1,732,160)
OTHER ASSETS                                 866,072       1,241,390    Total shareholders' equity        35,943,537    19,714,608
                                       -------------  --------------                                  -------------- --------------
                                       $  88,153,680  $   80,328,084                                  $   88,153,680 $  80,328,084
                                       -------------  --------------                                  -------------- -------------
                                       -------------  --------------                                  -------------- -------------


SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                     SIXTEEN                   TWENTY-EIGHT
                                                   WEEKS ENDED                 WEEKS ENDED
                                                   -----------                 ------------
                                             APRIL 12       APRIL 13       APRIL 12      APRIL 13
                                               1995           1994           1995          1994
                                            ----------     ----------     ----------    -----------
REVENUES
 Net sales                                $  54,710,685  $  45,686,705  $  94,341,756  $  79,351,428
 Franchise fees                                 578,327        317,795        928,905        561,499
 Other, net                                     411,769        302,223        763,286        700,002
                                           ------------   ------------   ------------   ------------
                                             55,700,781     46,306,723     96,033,947     80,612,929
                                           ------------   ------------   ------------   ------------

COSTS AND EXPENSES
 Cost of sales                               14,624,999     12,135,417     25,074,100     20,916,555
 Restaurant operating costs                  25,873,373     21,368,098     44,002,715     36,867,655
 Selling, general and administrative          6,278,361      5,444,571     10,622,405      9,255,096
 Depreciation and amortization                2,058,433      1,803,674      3,513,463      3,135,019
 Amortization of pre-opening costs              592,353        480,079        975,244        735,193
 Rent                                         1,785,608      1,368,096      3,032,131      2,321,883
 Interest                                     1,020,097      1,100,250      1,771,022      1,955,977
 Interest - capital leases                      285,684        318,638        506,855        564,563
                                           ------------   ------------   ------------   ------------
                                             52,518,908     44,018,823     89,497,935     75,751,941
                                           ------------   ------------   ------------   ------------

EARNINGS BEFORE INCOME TAXES                  3,181,873      2,287,900      6,536,012      4,860,988

INCOME TAXES                                  1,225,000        870,000      2,500,000      1,850,000
                                           ------------   ------------   ------------   ------------

NET EARNINGS                              $   1,956,873  $   1,417,900  $   4,036,012  $   3,010,988
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------


NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE:

 Primary                                         $  .22         $  .17         $  .46         $  .37

 Fully diluted                                   $  .17        $   .13         $  .35         $  .27

WEIGHTED AVERAGE SHARES OUTSTANDING:

 Primary                                      9,048,953      8,122,165      8,827,384      8,064,025

 Fully diluted                               12,621,017     12,402,148     12,598,668     12,380,774


     SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                              TWENTY-EIGHT WEEKS ENDED
                                                              ------------------------
                                                            APRIL 12            APRIL 13
                                                              1995                1994
                                                           -----------         -----------
OPERATING ACTIVITIES
  Net earnings                                            $  4,036,012        $  3,010,988
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
   Depreciation and amortization                             3,513,463           3,135,019
   Amortization of pre-opening costs                           975,244             735,193
   Provision for deferred income taxes                              --             750,000
   Changes in receivables and inventories                      267,186            (497,453)
   Changes in other assets                                  (1,905,399)         (1,975,067)
   Changes in income taxes payable                             574,173           1,136,400
   Changes in accounts payable
    and accrued expenses                                     1,594,067           1,511,665
   Gain on disposal of property                                (19,726)            (96,859)
                                                           -----------         -----------

  Net cash provided by operating activities                  9,035,020           7,709,886
                                                           -----------         -----------

INVESTING ACTIVITIES
  Additions of property and equipment                      (21,064,062)         (8,620,871)
  Net proceeds from disposal of
   property and equipment                                    1,428,630           4,103,132
                                                           -----------         -----------
  Net cash used in investing activities                    (19,635,432)         (4,517,739)
                                                           -----------         -----------

FINANCING ACTIVITIES
  Principal payments on debt
   and capital lease obligations                            (3,957,271)         (3,232,691)
  Proceeds from revolving line of credit                     5,500,000                  --
  Proceeds from equipment and property leases                  417,064             458,362
  Lease payments on subleased properties                      (367,975)           (388,185)
  Cash dividends paid                                           (8,748)             (8,790)
  Cash paid in lieu of fractional shares                        (4,260)                 --
  Proceeds from exercise of stock options                       58,606             133,479
  Proceeds from employee stock purchase plan                   393,850             343,918
                                                           -----------         -----------

  Net cash provided by (used in) financing activities        2,031,266          (2,693,907)
                                                           -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (8,569,146)            498,240

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              10,326,159           8,822,935
                                                           -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  1,757,013        $  9,321,175
                                                           -----------         -----------
                                                           -----------         -----------


SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

   In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of April 12, 1995, the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 12, 1995 and April 13, 1994 and the consolidated statements of cash flows for the twenty-eight weeks ended April 12, 1995 and April 13, 1994 have been included. Certain 1994 items have been reclassified to conform to the 1995 presentation.

   The consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 12, 1995 and April 13, 1994 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 1994.

SEASONALITY

   Historically, the influence of the seasonal factor on sales has not been significant. However, profitability may be influenced by fluctuations in sales volume because of the nature of the Company's fixed costs.

REVOLVING LINE OF CREDIT

   The Company has replaced its existing $5,000,000 revolving line of credit with a $30,000,000 unsecured revolving line of credit with a borrowing rate based on LIBOR plus 125 basis points (87.5 basis points subsequent to the call of the Company's 10% Subordinated Convertible Debentures on April 4, 1995) or the prime rate of interest. The revolving line of credit, which expires in December 1996, includes the right to convert into a five-year term loan with a ten-year amortization schedule. Borrowings under this line of credit totaled $5,500,000 at April 12, 1995.

SUBORDINATED CONVERTIBLE DEBENTURES

   On April 4, 1995, the Company completed the call of its 10% Subordinated Convertible Debentures due November 20, 2002 ("the Debentures"). Holders of the Debentures ("Holders") electing conversion of their Debentures into common stock received one share of the Company's common stock for each $2.82 of Debenture principal held on the date of conversion plus cash for any remaining fractional portion. Holders electing redemption of their Debentures received cash in the principal amount of the Debentures, plus accrued interest up to April 4, 1995. The call of the Company's Debentures eliminated $10,860,600 of the Company's long-term debt.

SHAREHOLDERS' EQUITY

   The number of shares issued as of April 12, 1995 on the statement of financial position includes 767,174 shares which were distributed on January 20, 1995 pursuant to a 10% stock dividend declared on December 20, 1994.

   As a result of Holders electing conversion of their outstanding Debenture principal to the Company's common stock, the Company issued 3,798,754 shares of common stock thereby increasing total shareholders' equity by $10,468,000.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

   Primary earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares include shares subject to purchase under stock options and stock warrants.

    Fully diluted earnings per common and common equivalent share assumes, in addition to the above, that the 10% Subordinated Convertible Debentures ("the Debentures") were converted at the date of issuance, and that net earnings are increased by the actual amount of interest expense, net of income taxes, related to the Debentures.

    Net earnings per common and common equivalent share and weighted average shares outstanding for the sixteen and twenty-eight weeks ended April 13, 1994 have been restated to give effect to the 10% stock dividend declared on December 20, 1994. Additionally, the conversion price on the Debentures was adjusted from $3.10 to $2.82 as a result of the stock dividend.

The following table presents information necessary to calculate net earnings per common and common equivalent share:


                                                                   SIXTEEN                     TWENTY-EIGHT
                                                                  WEEKS ENDED                   WEEKS ENDED
                                                          ---------------------------   ---------------------------
                                                            APRIL 12       APRIL 13       APRIL 12       APRIL 13
                                                              1995           1994           1995           1994
                                                          ------------   ------------   ------------   ------------
PRIMARY:

 Shares outstanding:
  Weighted average shares outstanding                        8,744,232      7,759,027      8,535,747      7,701,640
  Share equivalents                                            304,721        363,138        291,637        362,385
                                                           -----------    -----------    -----------    -----------

  Adjusted shares outstanding                                9,048,953      8,122,165      8,827,384      8,064,025
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------

FULLY DILUTED:

 Shares outstanding:
  Weighted average shares outstanding                        8,744,232      7,759,027      8,535,747      7,701,640
  Share equivalents                                            333,758        363,142        338,648        397,133
  Conversion of Debentures                                   3,543,027      4,279,979      3,724,273      4,282,001
                                                           -----------    -----------    -----------    -----------

  Adjusted shares outstanding                               12,621,017     12,402,148     12,598,668     12,380,774
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------

 Net earnings:
  Net earnings for primary earnings
    per share computation                                 $  1,956,873   $  1,417,900   $  4,036,012   $  3,010,988
  Add - interest expense, net of income
    taxes , applicable to Debentures                           177,682        222,653        333,003        389,842
                                                           -----------    -----------    -----------    -----------
  Net earnings as adjusted for fully
   diluted earnings per share computation                 $  2,134,555   $  1,640,553   $  4,369,015   $  3,400,830
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In the following discussion, the term "same store sales" refers to the sales of only those units open at the beginning of both of the fiscal years discussed and which remained open throughout both years, and the term "non-same store sales" refers to the sales of units either opened or closed at any time during the fiscal years discussed.

RESULTS OF OPERATIONS

   The following table sets forth the percentage relationship to revenues of items included in the Company's consolidated statements of earnings for the periods indicated:


                                                        SIXTEEN                    TWENTY-EIGHT
                                                      WEEKS ENDED                   WEEKS ENDED
                                                ----------------------        ----------------------
                                                4/12/95        4/13/94        4/12/95        4/13/94
                                                -------        -------        -------        -------
REVENUES
  Net sales                                        98.2%          98.7%          98.2%          98.4%
  Franchise fees                                    1.0            0.7            1.0            0.7
  Other, net                                        0.8            0.6            0.8            0.9
                                                 ------         ------         ------         ------
                                                  100.0          100.0          100.0          100.0
                                                 ------         ------         ------         ------
COSTS AND EXPENSES
  Cost of sales                                    26.3           26.2           26.1           26.0
  Restaurant operating costs                       46.4           46.1           45.8           45.7
  Selling, general and administrative              11.3           11.8           11.1           11.5
  Depreciation and amortization                     3.7            3.9            3.7            3.9
  Amortization of pre-opening costs                 1.1            1.0            1.0            0.9
  Rent                                              3.2            3.0            3.2            2.9
  Interest                                          1.8            2.4            1.8            2.4
  Interest-capital leases                           0.5            0.7             .5            0.7
                                                 ------         ------         ------         ------
                                                   94.3           95.1           93.2           94.0
                                                 ------         ------         ------         ------

EARNINGS BEFORE INCOME TAXES                        5.7            4.9            6.8            6.0

INCOME TAXES                                        2.2            1.9            2.6            2.3
                                                 ------         ------         ------         ------

NET EARNINGS                                        3.5%           3.0%           4.2%           3.7%
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------



COMPARISON OF SIXTEEN WEEKS ENDED APRIL 12, 1995 TO SIXTEEN WEEKS ENDED APRIL 13, 1994

REVENUES
     Revenues increased $9,394,000, or 20.3%, due primarily to an increase in Steak n Shake's net sales of $8,248,000. The increase in net sales of Steak n Shake was due to an increase of 6.4% in same store sales and the opening of eighteen new units since the first quarter of fiscal 1994, partially offset by the closure of two low-volume units. The same store sales increase was attributable to increases of 4.6% in customer counts and 1.9% in check average. The increase in net sales of $776,000 in the specialty restaurants resulted from a 22.7% increase in same store sales, somewhat offset by the closure of a specialty restaurant in the first quarter of fiscal 1995. The increase in same store sales was attributable to increases of 11.5% in customer counts and 10.1% in check average, which were a result of the conversion of three additional units to the Colorado Steakhouse concept since the first quarter of fiscal 1994.

     Franchise fees increased $261,000 due to the opening of eight Steak n Shake franchised units since the first quarter of fiscal 1994.


COSTS AND EXPENSES
     Cost of sales increased $2,490,000, or 20.5%, as a result of sales increases. As a percentage of revenues, cost of sales increased slightly to 26.3% from 26.2%.

     Restaurant operating costs increased $4,505,000, or 21.1%, due to higher labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of revenues, increased to 46.4% from 46.1%, primarily as a result of increased labor costs.

     Selling, general and administrative expenses increased $834,000 or 15.3%. As a percentage of revenues, selling, general and administrative expenses decreased to 11.3% from 11.8%, due to the increased sales volume. Marketing expense, as a percentage of revenues, increased to 2.6% from 2.4% and accounted for $348,000 of the increase. Additionally, the increase in expenses was attributable to personnel related costs, which included costs for additional staffing in connection with the development of new restaurants.

     The $255,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the first quarter of fiscal 1994.

     The $112,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated units opened.

     Rent expense increased $418,000, or 30.5%, as a result of sale and leaseback transactions since the first quarter of fiscal 1994 involving six Steak n Shake restaurants and a net increase in the number of other leased properties.

     Interest expense decreased $113,000 as a result of reductions in the senior debt and capital lease obligations, partially offset by borrowings from the revolving line of credit.

INCOME TAXES
     The Company's effective income tax rate increased to 38.5% from 38.0% for the quarter ended April 13, 1994 and from 36.7% from the year ended September 28, 1994. The increase from the prior year and from the fiscal year ended September 28, 1994 resulted from a decrease in federal tax credits.

     A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income from the following sources: (a) future tax deductions that reverse in a carryback period during which the Company was a tax paying entity; (b) existing taxable temporary differences reversing in future periods; and (c) future taxable income. The Company has a strong earnings history and anticipates future earnings to be at a level that will be more than adequate to realize any remaining deferred tax assets. Uncertainties relating to future taxable income could include a decline in sales and reduction in taxable income; however, in management's opinion, it is more likely than not that the gross deferred tax assets reflected on the Consolidated Statements of Financial Position will be realized.

NET EARNINGS
     Net earnings increased $539,000, or 38.0%, primarily as a result of the increase in Steak n Shake's operating earnings.


COMPARISON OF TWENTY-EIGHT WEEKS ENDED APRIL 12, 1995 TO TWENTY-EIGHT WEEKS ENDED APRIL 13, 1994

REVENUES
     Revenues increased $15,421,000, or 19.1%, due primarily to an increase in Steak n Shake's net sales of $13,803,000. The increase in net sales of Steak n Shake was due to an increase of 7.2% in same store sales and the opening of twenty-one new units since the beginning of fiscal 1994, partially offset by the closure of two low-volume units. The same store sales increase was attributable to increases of 4.4% in customer counts and 2.6% in check average. The increase in net sales of $1,188,000 in the specialty restaurants resulted from an 18.7% increase in same store sales, somewhat offset by the closure of a specialty restaurant in the first quarter of fiscal 1995. The increase in same store sales was attributable to increases of 8.8% in customer counts and 9.0% in check average, which were a result of the conversion of three additional units to the Colorado Steakhouse concept since the beginning of fiscal 1994.

     Franchise fees increased $367,000 due to the opening of ten Steak n Shake franchised units since the beginning of fiscal 1994.

COSTS AND EXPENSES
     Cost of sales increased $4,158,000, or 19.9%, as a result of sales increases. As a percentage of revenues, cost of sales increased slightly to 26.1% from 26.0%.

     Restaurant operating costs increased $7,135,000, or 19.4%, due to higher labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of revenues, increased slightly to 45.8% from 45.7%.

     Selling, general and administrative expenses increased $1,367,000 or 14.8%. As a percentage of revenues, selling, general and administrative expenses decreased to 11.1% from 11.5%, due to the increased sales volume. Marketing expense, as a percentage of revenues, increased to 2.7% from 2.6% and accounted for $527,000 of the increase. Additionally, the increase in expenses was attributable to personnel related costs, which included costs for additional staffing in connection with the development of new restaurants.

     The $378,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1994.

     The $240,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated units opened.

     Rent expense increased $710,000, or 30.6%, as a result of sale and leaseback transactions since the beginning of fiscal 1994 involving eight Steak n Shake restaurants and a net increase in the number of other leased properties.


     Interest expense decreased $243,000 as a result of reductions in the senior debt and capital lease obligations, partially offset by borrowings from the revolving line of credit.

INCOME TAXES
     The Company's effective income tax rate increased to 38.3% from 38.1% for the quarter ended April 13, 1994 and from 36.7% from the year ended September 28, 1994. The increase from the prior year and from the fiscal year ended September 28, 1994 resulted from a decrease in federal tax credits.

     A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income from the following sources: (a) future tax deductions that reverse in a carryback period during which the Company was a tax paying entity; (b) existing taxable temporary differences reversing in future periods; and (c) future taxable income. The Company has a strong earnings history and anticipates future earnings to be at a level that will be more than adequate to realize any remaining deferred tax assets. Uncertainties relating to future taxable income could include a decline in sales and reduction in taxable income; however, in management's opinion, it is more likely than not that the gross deferred tax assets reflected on the Consolidated Statements of Financial Position will be realized.

NET EARNINGS
     Net earnings increased $1,025,000, or 34.0%, primarily as a result of the increase in Steak n Shake's operating earnings.

LIQUIDITY AND CAPITAL RESOURCES

     Eighteen Steak n Shake restaurants, including six franchised units, have been opened during this fiscal year and eight additional units are currently under construction, including four franchised units. For the twenty-eight weeks ended April 12, 1995, capital expenditures totaled $21,064,000 as compared to $8,621,000 for the comparable prior year period.

     In February 1995, the Company announced an expansion of its Steak n Shake growth strategy. The growth plan objective is to open 295 Steak n Shake restaurants, including 135 franchised restaurants, over the five-year period 1996-2000.

     For the twenty-eight weeks ended April 12, 1995, the Company's capital expenditures were funded by cash flows from operations arising from the Company's net earnings, the Company's existing cash and cash equivalents and bank borrowings.

     On April 4, 1995, the Company completed the call of its 10% Subordinated Convertible Debentures due November 20, 2002 ("the Debentures"). Holders of the Debentures ("Holders") electing conversion of their Debentures into common stock received one share of the Company's common stock for each $2.82 of Debenture principal held on the date of conversion plus cash for any remaining fractional portion. Holders electing redemption of their Debentures received cash in the principal amount of the Debentures, plus accrued interest up to April 4, 1995. The call of the Company's Debentures eliminated $10,860,600 of the Company's long-term debt. As a result of Holders electing conversion of their outstanding Debenture principal to the Company's common stock, the Company issued 3,798,754 shares of common stock. The conversion of the debentures into equity significantly strengthened the Company's financial position, as well as increased the number of shares outstanding by nearly four million to 12,250,000 shares. The Company's market capitalization also has increased to approximately $150,000,000 from $100,000,000.

     The Company expects to fund capital expenditures, including the development of the 160 Company-operated units contemplated by the expansion plan, and the interest and principal payments with respect to its indebtedness using existing resources and anticipated cash flow from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties, bank borrowings under the $30,000,000 revolving line of credit and the issuance of equity and/or debt securities.

     The Company's Senior Note Agreement and the bank commitment for an unsecured line of credit contain restrictions which, among other things, require the Company and Steak n Shake to maintain certain financial ratios and specified levels of net worth, restrict the payment of cash dividends and limit capital expenditures to certain specified amounts in each of the fiscal years 1995 through 1997.

                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

               On May 3, 1995, Pepsi-Cola Company ("Pepsi") filed suit against Steak n Shake, Inc. ("Steak n Shake") in the United States District Court of Southern Indiana alleging that Steak n Shake breached the syrup contract with Pepsi by refusing to purchase syrup from Pepsi. The suit seeks alleged lost profits in excess of $2,800,000 during the remaining term of the syrup contract and reimbursement of a $120,000 payment made to Steak n Shake.

               Steak n Shake terminated the syrup contract for cause and believes that the litigation is without merit. Steak n Shake will vigorously defend the action and will file a counterclaim.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           At the annual meeting of shareholders of Consolidated Products, Inc. (the "Company") held February 22, 1995, the following actions were taken:

     1. Eight directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified, as follows:

               Name                Votes For      Votes Withheld   Abstentions
               ----                ---------      --------------   -----------
          S. Sue Aramian           6,427,992           2,377          26,685
          Alva T. Bonda            6,423,292           7,077          26,685
          Neal Gilliatt            6,423,935           6,434          26,685
          Alan B. Gilman           6,413,094           1,156          42,804
          E. W. Kelley             6,427,942           2,397          26,715
          Charles E. Lanham        6,413,404             860          42,790
          J. Fred Risk             6,410,034           4,216          42,804
          James Williamson, Jr.    6,429,117           1,252          26,685

          2. A proposal to approve the adoption by the Board of Directors of the Company's 1995 Employee Stock Option Plan was adopted by the vote of 6,360,173 shares FOR, 66,018 shares AGAINST and 30,863 shares ABSTAIN.

          3. A proposal to approve the adoption by the Board of Directors of the Company's 1995 Nonemployee Director Stock Option Plan was adopted by the vote of 6,340,494 shares FOR, 75,282 shares AGAINST and 41,278 shares ABSTAIN.

          4. A proposal to approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 27, 1995 was approved by the vote of 6,435,268 shares FOR, 12,533 shares AGAINST and 9,253 shares ABSTAIN.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               See Index to Exhibits.

          (b)  REPORTS ON FORM 8-K.

               MAY 5, 1995 - THE FOLLOWING EVENT WAS REPORTED.

               Item 5. Redemption and conversion of the Company's 10% Subordinated Convertible Debentures on April 4, 1995.

               No financial statements were filed as a part of this report on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 1995.


                                             CONSOLIDATED PRODUCTS, INC.
                                             (Registrant)


                                              By /s/ Kevin F. Beauchamp
                                              -------------------------
                                              Kevin F. Beauchamp
                                              Vice President and Controller
                                              On Behalf of the Registrant and as
                                              Principal Accounting Officer

                          CONSOLIDATED PRODUCTS, INC.
                          INDEX TO FORM 10-Q EXHIBITS

 Exhibit                                                             Page Number
 Number                                                                  in
Assigned in                                                          Sequential
Regulation                                                            Numbering
S-K Item 601                  Description of Exhibit                    System
- ------------                  ----------------------                 ----------

(2)            Not applicable.

(4)   4.01     Specimen certificate representing Common Stock of
               Consolidated  Products, Inc. (formerly Steak n
               Shake, Inc.).  (Incorporated by reference to
               Exhibit 4.1 to Registration Statement No. 2-80542 on Form S-8 filed with the Commission on April 7,
               1989).

     4.02 Note Agreement among Steak n Shake, Inc., Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of November 1, 1990, related to $23,750,000 12.44%
               Senior Notes of Steak n Shake, Inc. due October 31, 1997. (Incorporated by reference to Exhibit 2.1 to the Registrant's Report on Form 8-K dated November 27, 1990, file no. 0-8445).

     4.03      Steak n Shake, Inc. 12.44% Senior Note Due
               October 31, 1997 dated November 27, 1990.
               (Incorporated by reference to Exhibit 4.03 to Registration Statement on Form S-2 filed with the Commission on August 6, 1992, file no. 33-50568).

     4.04      Pledge Agreement between Comsolidated
               Products, Inc. and The Prudential Insurance
               Company of America dated as of November 1, 1990.
               (Incorporated by reference to Exhibit 4.04 to Registration Statement on Form S-2 filed with the Commission on August 6, 1992, file no. 33-50568).

     4.05 Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and
               Bank One, Indianapolis, N.A. dated December 30, 1994 (amending that earlier credit agreement between parties dated as of March 10, 1994 and effective as of February 23, 1994, relating to a $5,000,000 revolving line of credit which was not filed pursuant to Reg. 299.601(b)(4)(iii) of the Securities and Exchange Act of 1934), relating to a $30,000,000 revolving line of credit.

(10) 10.01     Consolidated Products, Inc. 1991 Stock Option Plan
               for Nonemployee Directors. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 10, 1992 related to its 1992 Annual Meeting of Shareholders filed with the Commission on January 14, 1992, file no. 0-8445).

     10.02 Consolidated Products, Inc. 1991 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 16, 1991 related to its 1991 Annual Meeting of Shareholders filed with the Commission on January 20, 1991, file no. 0-8445).


     10.03 Consolidated Products, Inc. Executive Incentive Bonus Plan. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992 filed with the Commission on August 3, 1992, file no. 0-8445).

     10.04 Steak n Shake, Inc. Executive Incentive Bonus Plan. (Incorporated by reference to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992 filed with the Commission on August 3, 1992, file no. 0-8445).

 Exhibit                                                             Page Number
 Number                                                                  in
Assigned in                                                           Sequential
Regulation                                                            Numbering
S-K Item 601                  Description of Exhibit                    System
- ------------                  ----------------------                  ----------


   10.05 Employment Agreement by and between Richard C. May and the Registrant dated July 19, 1991. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992 filed with the Commission on August 3, 1992, file no. 0-8445).

   10.06 Consultant Agreement by and between James Williamson, Jr. and the Registrant dated November 20, 1990.
               (Incorporated by reference to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992 filed with the Commission on August 3, 1992, file no. 0-8445).

   10.07 Memorandum agreement between Neal Gilliatt and the Registrant dated July 30, 1991. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992 filed with the Commission on August 3, 1992, file no. 0-8445).

   10.08 Area Development Agreement by and between Steak n Shake, Inc. and Consolidated Restaurants Southeast, Inc. (currently Kelley Restaurants, Inc.) dated June 12,
               1991 for Charlotte, North Carolina area. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992 filed with the Commission on August 3, 1992, file no. 0-8445).

   10.09       Area Development Agreement by and between Steak n
               Shake, Inc. and Consolidated Restaurants Southeast,
               Inc. (currently Kelley Restaurants, Inc.) dated June 12, 1991 for Atlanta, Georgia area. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992 filed with the Commission on August 3, 1992, file no. 0-8445).

   10.10       Letter agreement between Ladenburg, Thalmann &
               Co. Inc. and the Registrant dated May 15, 1991 and related warrant agreement dated September 26, 1991. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992 filed with the Commission on August 3, 1992, file no. 0-8445).

   10.11 Letter agreement between the Prudential Insurance Company of America and the Registrant dated August 3, 1992. (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-2 filed with the Commission on August 6, 1992, file no. 33-50568).

   10.12 Letter from the Registrant to Alan B. Gilman dated June 27, 1992. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992 filed with the Commission on August 3, 1992, file no. 0-8445).

   10.13 Consolidated Products, Inc. 1992 Employee Stock Purchase Plan. (Incorporated by reference in to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1993 related to its 1993 Annual Meeting of Shareholders filed with the Commission on January 13, 1993, file no. 0-8445).

 Exhibit                                                             Page Number
 Number                                                                  in
Assigned in                                                          Sequential
Regulation                                                            Numbering
S-K Item 601                  Description of Exhibit                    System
- ------------                  ----------------------                 ----------

     10.14 Consolidated Products, Inc. 1992 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1993 related to its 1993 Annual Meeting of Shareholders filed with the commission on January 13, 1993, file no. 0-8445).

     10.15 Consolidated Products, Inc. 1994 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1994 related to the 1994 Annual Meeting of Shareholders filed with the Commission on January 14, 1994, file no. 0-8445).

     10.16 Consolidated Products, Inc. 1994 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1994 related to its 1994 Annual Meeting of Shareholders filed with the Commission on January 14, 1994, file no. 0-8445).

     10.17 Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to its 1995 Annual Meeting of Shareholders filed with the Commission on January 17, 1995, file no. 0-8445).

     10.18 Consolidated Products, Inc. 1995 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to its 1995 Annual Meeting of Shareholders filed with the Commission on January 17, 1995, file no. 0-8445).

(11)  11.01    Computation of Earnings Per Share.  (Incorporated
               by reference to the Notes to the Consolidated
               Financial Statements included as a part of this Report).

(15)           Not applicable.

(18)           Not applicable.

(19)           Not applicable.

(22)           Not applicable.

(23)           Not applicable.

(24)           Not applicable.

(27)  27.01    Financial Data Schedule.                17

(99)           Not applicable.