Form 10-Q
period 1995-07-05
CONSOLIDATED PRODUCTS INC /IN/
filed 1995-08-17
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED JULY 5, 1995

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
Yes  X  No
    ---    ---



   Number of shares of Common Stock outstanding at August 2, 1995:  12,272,530







The Index to Exhibits is located at Page 13.         Total Pages  15

                           CONSOLIDATED PRODUCTS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                   Consolidated Statements of Financial Position -
                     July 5, 1995 (Unaudited) and September 28, 1994       3

                   Consolidated Statements of Earnings (Unaudited)
                     Twelve and Forty Weeks Ended July 5, 1995
                     and July 6, 1994                                      4

                   Consolidated Statements of Cash Flows (Unaudited)
                     Forty Weeks Ended July 5, 1995 and July 6, 1994       5

                   Notes to Consolidated Financial Statements (Unaudited)  6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                              8

PART II.  OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       12

                         PART I.  FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                           CONSOLIDATED PRODUCTS, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                    JULY 5              SEPTEMBER 28
                                                                     1995                   1994
                                                                 -------------          -------------
                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
  Cash, including cash equivalents of $ 760,000 in 1995
     and $9,012,000 in 1994                                     $   1,687,032          $  10,326,159
  Receivables                                                       2,334,107              2,165,177
  Sale and leaseback properties
     under contract                                                 2,149,144                     --
  Inventory                                                         3,423,633              3,009,516
  Deferred income taxes                                               801,000                801,000
  Other current assets                                              4,067,769              3,112,136
                                                                -------------          -------------
  Total current assets                                             14,462,685             19,413,988
                                                                -------------          -------------

PROPERTY AND EQUIPMENT
  Land                                                             18,915,657             12,352,930
  Buildings                                                        17,899,244             14,200,657
  Leasehold improvements                                           30,465,777             25,568,627
  Equipment                                                        50,457,056             42,934,328
  Construction in progress                                          3,619,499              3,334,106
                                                                -------------          -------------
                                                                  121,357,233             98,390,648
  Less accumulated depreciation
     and amortization                                             (50,440,937)           (46,735,270)
                                                                -------------          -------------
  Net property and equipment                                       70,916,296             51,655,378
                                                                -------------          -------------
LEASED PROPERTY
  Leased property under capital
     leases, less accumulated amorti-
     zation of $9,240,145 in 1995
     and $9,378,291 in 1994                                         4,073,681              4,540,791
  Net investment in direct
     financing leases                                               2,282,824              2,718,537
                                                                -------------          -------------
  Net leased property                                               6,356,505              7,259,328
                                                                -------------          -------------
DEFERRED INCOME TAXES                                                 758,000                758,000

OTHER ASSETS                                                          813,892              1,241,390
                                                                -------------          -------------
                                                                $  93,307,378          $  80,328,084
                                                                -------------          -------------
                                                                -------------          -------------


                                                                   JULY 5               SEPTEMBER 28
                                                                    1995                    1994
                                                                -------------          -------------
                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $   8,443,581          $   7,246,178
  Accrued expenses
     Salaries and wages                                             3,973,167              3,682,695
     Insurance                                                      2,006,890              2,521,690
     Property taxes                                                 1,736,965              1,695,990
     Other                                                          6,605,814              4,702,137
  Current portion of obligations
     under capital leases                                           1,174,648              1,140,864
  Current portion of senior note                                    4,250,000              3,500,000
                                                                -------------          -------------
  Total current liabilities                                        28,191,065             24,489,554
                                                                -------------          -------------


OBLIGATIONS UNDER
  CAPITAL LEASES                                                    8,743,010              9,885,522

REVOLVING LINE OF CREDIT                                            7,500,000                     --

SENIOR NOTE                                                        10,000,000             14,250,000

SUBORDINATED CONVERTIBLE
  DEBENTURES                                                               --             11,988,400


SHAREHOLDERS' EQUITY
  Common stock -- $.50 stated value,
     25,000,000 shares authorized --
     shares issued: 12,471,879 in 1995;
     7,490,818 in 1994                                              6,235,940              3,745,409
  Additional paid-in capital                                       30,930,039             14,696,829
  Retained earnings                                                 3,263,342              3,004,530
  Less treasury stock -- at cost:
     201,987 shares in 1995;
     265,690 shares in 1994                                        (1,556,018)            (1,732,160)
                                                                -------------          -------------
  Total shareholders' equity                                       38,873,303             19,714,608
                                                                -------------          -------------
                                                                $ 93,307,378           $  80,328,084
                                                                -------------          -------------
                                                                -------------          -------------


SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)







                                                          TWELVE                                 FORTY
                                                       WEEKS ENDED                            WEEKS ENDED
                                                       -----------                            -----------
                                               JULY 5              JULY 6              JULY 5              JULY 6
                                                1995                1994                1995                1994
                                           ------------        ------------        ------------        ------------
REVENUES
  Net sales                                $ 45,391,171        $ 38,860,831        $139,732,927        $118,212,259
  Franchise fees                                402,302             283,436           1,331,207             844,935
  Other, net                                    330,710             360,327           1,093,997           1,060,329
                                           ------------        ------------        ------------        ------------
                                             46,124,183          39,504,594         142,158,131         120,117,523
                                           ------------        ------------        ------------        ------------

COSTS AND EXPENSES
  Cost of sales                              11,719,510          10,152,164          36,793,610          31,068,719
  Restaurant operating costs                 20,306,476          17,707,138          64,309,191          54,574,793
  Selling, general and administrative         5,137,951           4,411,237          15,760,358          13,666,333
  Depreciation and amortization               1,615,820           1,340,112           5,129,283           4,475,131
  Amortization of pre-opening costs             489,920             413,049           1,465,164           1,148,242
  Rent                                        1,453,778           1,142,012           4,485,909           3,463,895
  Interest                                      583,454             826,558           2,354,476           2,782,535
  Interest - capital leases                     208,850             231,970             715,705             796,533
                                           ------------        ------------        ------------        ------------
                                             41,515,759          36,224,240         131,013,696         111,976,181
                                           ------------        ------------        ------------        ------------

EARNINGS BEFORE INCOME TAXES                  4,608,424           3,280,354          11,144,435           8,141,342

INCOME TAXES                                  1,760,000           1,250,000           4,260,000           3,100,000
                                           ------------        ------------        ------------        ------------

NET EARNINGS                               $  2,848,424        $  2,030,354        $  6,884,435        $  5,041,342
                                           ------------        ------------        ------------        ------------
                                           ------------        ------------        ------------        ------------

NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
  Primary                                  $        .23        $        .25        $        .69        $        .62

  Fully diluted                            $        .23        $        .18        $        .57        $        .45

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Primary                                    12,624,400           8,172,743           9,966,489           8,096,639

  Fully diluted                              12,624,889          12,438,686          12,634,459          12,402,904



SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                                 FORTY WEEKS ENDED
                                                                                 -----------------
                                                                             JULY 5              JULY 6
                                                                              1995                1994
                                                                        -------------       -------------
OPERATING ACTIVITIES
  Net earnings                                                          $   6,884,435       $   5,041,342
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
    Depreciation and amortization                                           5,129,283           4,475,131
    Amortization of pre-opening costs                                       1,465,164           1,148,242
    Provision for deferred income taxes                                           --              750,000
    Changes in receivables and inventories                                   (587,617)         (1,088,319)
    Changes in other assets                                                (2,078,358)         (2,493,644)
    Changes in income taxes payable                                         1,655,848           1,807,363
    Changes in accounts payable
      and accrued expenses                                                  1,126,003           3,357,588
    Gain on disposal of property                                               10,587            (115,428)
                                                                        -------------       -------------

  Net cash provided by operating activities                                13,605,345          12,882,275
                                                                        -------------       -------------

INVESTING ACTIVITIES
  Additions of property and equipment                                     (29,539,801)        (14,319,094)
  Net proceeds from disposal of
    property and equipment                                                  3,441,405           5,365,643
                                                                        -------------       -------------

  Net cash used in investing activities                                   (26,098,396)         (8,953,451)
                                                                        -------------       -------------

FINANCING ACTIVITIES
  Principal payments on debt
    and capital lease obligations                                          (4,144,102)         (3,443,412)
  Lease payments on subleased properties                                     (531,685)           (576,108)
  Proceeds from revolving line of credit                                    7,500,000                  --
  Proceeds from equipment and property leases                                 579,859             657,886
  Proceeds from exercise of stock options                                      69,010             321,992
  Proceeds from employee stock purchase plan                                  393,850             343,918
  Cash paid in lieu of fractional shares                                       (4,260)                 --
  Cash dividends paid                                                          (8,748)             (8,790)
                                                                        -------------       -------------

  Net cash provided by (used in) financing activities                       3,853,924          (2,704,514)
                                                                        -------------       -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (8,639,127)          1,224,310

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          $  10,326,159       $   8,822,935
                                                                        -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   1,687,032       $  10,047,245
                                                                        -------------       -------------
                                                                        -------------       -------------



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

  In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of July 5, 1995, the consolidated statements of earnings for the twelve and forty weeks ended July 5, 1995 and July 6, 1994 and the consolidated statement of cash flows for the forty weeks ended July 5, 1995 and July 6, 1994 have been included. Certain 1994 items have been reclassified to conform to the 1995 presentation.

  The consolidated statements of earnings for the twelve and forty weeks ended July 5, 1995 and July 6, 1994 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 1994.

SEASONALITY

  Historically, the influence of the seasonal factor on sales has not been significant. However, profitability may be influenced by fluctuations in sales volume because of the nature of the Company's fixed costs.

REVOLVING LINE OF CREDIT

  The Company replaced its $5,000,000 revolving line of credit with a $30,000,000 unsecured revolving line of credit with a borrowing rate based on LIBOR plus 125 basis points (87.5 basis points since the call of the Company's 10% Subordinated Convertible Debentures on April 4, 1995) or the prime rate of interest. The revolving line of credit agreement, which expires in December 1996, includes the right to convert borrowings under the agreement into a five-year term loan with a ten-year amortization schedule. Borrowings under this line of credit totaled $7,500,000 at July 5, 1995.

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

INTEREST AND INCOME TAXES PAID
  Cash payments for interest during the forty weeks ended July 5, 1995 and July 6, 1994 amounted to $2,554,000 and $2,673,000, respectively. Cash payments for income taxes during the forty weeks ended July 5, 1995 and July 6, 1994 amounted to $2,606,000 and $1,393,000, respectively.

SHAREHOLDERS' EQUITY

  The number of shares issued as of July 5, 1995 on the statement of financial position includes 767,174 shares which were distributed on January 20, 1995 pursuant to a 10% stock dividend declared on December 20, 1994.

  As a result of Holders electing conversion of their outstanding Debenture principal to the Company's common stock, the Company issued 3,798,754 shares of common stock thereby increasing total shareholder's equity by $10,468,000.


NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

  Primary earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares include shares subject to purchase under stock options and stock warrants. The decrease in primary earnings per share results from an increase in the number of shares outstanding arising from the conversion of the Debentures into the Company's common stock effective April 3, 1995.

  Prior to the conversion of the Debentures on April 3, 1995, fully diluted earnings per common and common equivalent share assumes, in addition to the above, that the Debentures were converted at the date of issuance, and that net earnings are increased by the actual amount of interest expense, net of income taxes, related to the Debentures.

  Net earnings per common and common equivalent share and weighted average shares outstanding for the twelve and forty weeks ended July 6, 1994 have been restated to give effect to the 10% stock dividend declared on December 20, 1994. Additionally, the conversion price on the Debentures was adjusted from $3.10 to $2.82 as a result of the stock dividend.

  The following table presents information necessary to calculate net earnings per common and common equivalent share:




                                                                    TWELVE                        FORTY
                                                                  WEEKS ENDED                   WEEKS ENDED
                                                          ---------------------------   ---------------------------
                                                              JULY 5         JULY 6         JULY 5         JULY 6
                                                               1995           1994           1995           1994
                                                          ------------   ------------   ------------   ------------
PRIMARY:
  Shares outstanding:
   Weighted average shares outstanding                      12,261,113      7,858,385      9,653,357      7,748,663
   Share equivalents                                           363,287        314,358        313,132        347,976
                                                          ------------   ------------   ------------   ------------
   Adjusted shares outstanding                              12,624,400      8,172,743      9,966,489      8,096,639
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------
FULLY DILUTED:
  Shares outstanding:
   Weighted average shares outstanding                      12,261,113      7,858,385      9,653,357      7,748,663
   Share equivalents                                           363,776        315,083        374,111        377,275
   Conversion of Debentures                                         --      4,265,218      2,606,991      4,276,966
                                                          ------------   ------------   ------------   ------------
   Adjusted shares outstanding                              12,624,889     12,438,686     12,634,459     12,402,904
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------
  Net earnings:
   Net earnings for primary earnings
    per share computation                                 $  2,848,424   $  2,030,354   $  6,884,435   $  5,041,342
   Add - interest expense, net of income
    taxes, applicable to Debentures                                 --        166,415        333,003        556,257
                                                          ------------   ------------   ------------   ------------
   Net earnings as adjusted for fully
    diluted earnings per share computation                $  2,848,424   $  2,196,769   $  7,217,438   $  5,597,599
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to revenues of items included in the Company's consolidated statements of earnings for the periods indicated:

                                               TWELVE               FORTY
                                            WEEKS ENDED          WEEKS ENDED
                                         ------------------  -------------------
                                          7/5/95    7/6/94    7/5/95    7/6/94
                                          ------    ------    ------    ------
     REVENUES
        Net sales                          98.4%     98.4%     98.3%     98.4%
        Franchise fees                       .9        .7        .9        .7
        Other, net                           .7        .9        .8        .9
                                          -----     -----     -----     -----
                                          100.0     100.0     100.0     100.0
                                          -----     -----     -----     -----
     COSTS AND EXPENSES
        Cost of sales                      25.4      25.7      25.9      25.8
        Restaurant operating costs         44.0      44.8      45.2      45.4
        Selling, general
           and administrative              11.1      11.1      11.1      11.4
        Depreciation and amortization       3.5       3.4       3.6       3.7
        Amortization of pre-opening costs   1.1       1.1       1.0       1.0
        Rent                                3.1       2.9       3.2       2.9
        Interest                            1.3       2.1       1.7       2.3
        Interest-capital leases              .5        .6        .5        .7
                                          -----     -----     -----     -----
                                           90.0      91.7      92.2      93.2
                                          -----     -----     -----     -----
     EARNINGS BEFORE INCOME TAXES          10.0       8.3       7.8       6.8
     INCOME TAXES                           3.8       3.2       3.0       2.6
                                          -----     -----     -----     -----
     NET EARNINGS                           6.2%      5.1%      4.8%       4.2%
                                          -----     -----     -----     -----
                                          -----     -----     -----     -----

COMPARISON OF TWELVE WEEKS ENDED JULY 5, 1995 TO TWELVE WEEKS ENDED JULY 6, 1994

REVENUES
     Revenues increased $6,620,000, or 16.8%, due primarily to an increase in Steak n Shake's net sales of $6,410,000. The increase in net sales of Steak n Shake was due to an increase of 3.0% in same store sales and the opening of twenty-one new units since the second quarter of fiscal 1994, partially offset by the closure of two low-volume units. The same store sales increase was attributable to increases of 0.5% in customer counts and 2.5% in check average. The increase in net sales of $120,000 in the specialty restaurants resulted from an 8.2% increase in same store sales, somewhat offset by the closure of a specialty restaurant in the first quarter of fiscal 1995. The increase in same store sales was attributable to increases of 3.2% in customer counts and 5.1% in check average, which were a result of the conversion of three additional units to the Colorado Steakhouse concept since the second quarter of fiscal 1994.

     Franchise fees increased $119,000 due to the opening of seven Steak n Shake franchised units since the second quarter of fiscal 1994.

COSTS AND EXPENSES
     Cost of sales increased $1,567,000, or 15.4%, as a result of sales increases. As a percentage of revenues, cost of sales decreased to 25.4% from 25.7%, primarily as a result of a menu price increase and lower beef costs.

     Restaurant operating costs increased $2,599,000, or 14.7%, due to higher labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of revenues, decreased to 44.0% from 44.8%, primarily as a result of the increase in sales.

     Selling, general and administrative expenses increased $727,000 or 16.5%. As a percentage of revenues, selling, general and administrative expenses remained unchanged at 11.1%. Marketing expense, as a percentage of revenues, increased to 3.0% from 2.9% and accounted for $263,000 of the increase. Additionally, the increase in expenses was attributable to personnel related costs, which included costs for additional staffing in connection with the development of new restaurants.

     The $276,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the second quarter of fiscal 1994.

     The $77,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated units opened.

     Rent expense increased $312,000, or 27.3%, as a result of sale and leaseback transactions since the second quarter of fiscal 1994 involving six company-owned properties and a net increase in the number of other leased properties.

     Interest expense decreased $266,000 as a result of the conversion of the Debentures on April 3, 1995 and reductions in the senior debt and capital lease obligations, partially offset by borrowings from the revolving line of credit.

INCOME TAXES
     The Company's effective income tax rate increased to 38.2% from 38.1% for the quarter ended July 6, 1994 and from 36.7% for the year ended September 28, 1994. The increase from the prior year and from the fiscal year ended September 28, 1994 resulted from a decrease in federal tax credits.

     A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income from the following sources: (a) future tax deductions that reverse in a carryback period during which the Company was a taxpaying entity; (b) existing taxable temporary differences reversing in future periods; and (c) future taxable income. The Company has a strong earnings history and anticipates future earnings to be at a level that will be more than adequate to realize any remaining deferred tax assets. Uncertainties relating to future taxable income could include a decline in sales and reduction in taxable income; however, in management's opinion, it is more likely than not that the gross deferred tax assets reflected on the Consolidated Statements of Financial Position will be realized.

NET EARNINGS
     Net earnings increased $818,000, or 40.3%, primarily as a result of the increase in Steak n Shake's operating earnings. The decrease in primary earnings per share results from an increase in the number of shares outstanding arising from the conversion of the Debentures into the Company's common stock effective April 3, 1995.

COMPARISON OF FORTY WEEKS ENDED JULY 5, 1995 TO FORTY WEEKS ENDED JULY 6, 1994

REVENUES
     Revenues increased $22,041,000, or 18.4%, due primarily to an increase in Steak n Shake's net sales of $20,213,000. The increase in net sales of Steak n Shake was due to an increase of 5.9% in same store sales and the opening of twenty-six new units since the beginning of fiscal 1994, partially offset by the closure of two low-volume units. The same store sales increase was attributable to increases of 3.1% in customer counts and 2.6% in check average. The increase in net sales of $1,308,000 in the specialty restaurants resulted from a 15.5% increase in same store sales, somewhat offset by the closure of a specialty restaurant in the second quarter of fiscal 1995. The increase in same store sales was attributable to increases of 7.2% in customer counts and 7.7% in check average, which were a result of the conversion of three additional units to the Colorado Steakhouse concept since the beginning of fiscal 1994.

     Franchise fees increased $486,000 due to the opening of ten Steak n Shake franchised units since the beginning of fiscal 1994.

COSTS AND EXPENSES
     Cost of sales increased $5,725,000, or 18.4%, as a result of sales increases. As a percentage of revenues, cost of sales increased slightly to 25.9% from 25.8%.

     Restaurant operating costs increased $9,734,000, or 17.8%, due to higher labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of revenues, decreased slightly to 45.2% from 45.4%.

     Selling, general and administrative expenses increased $2,094,000, or 15.3%. As a percentage of revenues, selling, general and administrative expenses decreased to 11.1% from 11.4%. Marketing expense, as a percentage of revenues, increased to 2.8% from 2.7% and accounted for $790,000 of the increase. Additionally, the increase in expenses was attributable to personnel related costs, which included costs for additional staffing in connection with the development of new restaurants.

     The $654,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1994.

     The $317,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated units opened.

     Rent expense increased $1,022,000, or 29.5%, as a result of sale and leaseback transactions since the beginning of fiscal 1994 involving ten company-owned properties and a net increase in the number of other leased properties.

     Interest expense decreased $509,000 as a result of the conversion of the Debentures on April 3, 1995 and reductions in the senior debt and capital lease obligations, partially offset by borrowings from the revolving line of credit.

INCOME TAXES
     The Company's effective income tax rate increased to 38.2% from 38.1% for the forty weeks ended July 6, 1994 and from 36.7% for the year ended September 28, 1994. The increase from the prior year and from the fiscal year ended September 28, 1994 resulted from a decrease in federal tax credits.

     A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income from the following sources: (a) future tax deductions that reverse in a carryback period during which the Company was a taxpaying entity; (b) existing taxable temporary differences reversing in future periods; and (c) future taxable income. The Company has a strong earnings history and anticipates future earnings to be at a level that will be more than adequate to realize any remaining deferred tax assets. Uncertainties relating to future taxable income could include a decline in sales and reduction in taxable income; however, in management's opinion, it is more likely than not that the gross deferred tax assets reflected on the Consolidated Statements of Financial Position will be realized.

NET EARNINGS
     Net earnings increased $1,843,000, or 36.6%, primarily as a result of the increase in Steak n Shake's operating earnings.


LIQUIDITY AND CAPITAL RESOURCES

     Twenty-two Steak n Shake restaurants, including seven franchised units, have been opened during this fiscal year and fifteen additional units, including six franchised units, are currently under construction. For the forty weeks ended July 5, 1995, capital expenditures totaled $29,540,000 as compared to $14,319,000 for the comparable prior year period.

     In February 1995, the Company announced an expansion of its Steak n Shake growth strategy. The growth plan objective is to open 295 Steak n Shake restaurants, including 135 franchised restaurants, over the five-year period 1996-2000.

     For the forty weeks ended July 5, 1995, the Company's capital expenditures were funded by the Company's existing cash and cash equivalents, cash flows from operations and debt borrowings.

     On April 4, 1995, the Company completed the call of the Debentures.
Holders electing conversion of their Debentures into common stock received one share of the Company's common stock for each $2.82 of Debenture principal held on the date of conversion plus cash for any remaining fractional portion. Holders electing redemption of their Debentures received cash in the principal amount of the Debentures, plus accrued interest up to April 4, 1995. The call of the Company's Debentures eliminated $10,860,600 of the Company's long-term debt. As a result of Holders electing conversion of their outstanding Debenture principal to the Company's common stock, the Company issued 3,798,754 shares of common stock with an aggregate market value on April 3, 1995 of $44,635,000.

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




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 1995.


                                        CONSOLIDATED PRODUCTS, INC.
                                          (Registrant)


                                        /s/  Kevin F. Beauchamp
                                        ----------------------------
                                        By  Kevin F. Beauchamp
                                             Vice President and Controller
                                             On Behalf of the Registrant and as
                                             Principal Accounting Officer

                           CONSOLIDATED PRODUCTS, INC.
                           INDEX TO FORM 10-Q EXHIBITS

   Exhibit                                                           Page Number
   Number                                                                 in
 Assigned in                                                          Sequential
 Regulation                                                           Numbering
S-K Item 601                 Description of Exhibit                     System
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

      4.04 Pledge Agreement between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of November 1, 1990. (Incorporated by reference to Exhibit 4.04 to Registration Statement on Form S-2 filed with the Commission on August 6, 1992, file no. 33-50568).

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

   Exhibit                                                           Page Number
   Number                                                                 in
 Assigned in                                                          Sequential
 Regulation                                                           Numbering
S-K Item 601                 Description of Exhibit                     System
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

   Exhibit                                                           Page Number
   Number                                                                 in
 Assigned in                                                          Sequential
 Regulation                                                           Numbering
S-K Item 601                 Description of Exhibit                     System
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

      10.17 Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders filed with the Commission on January 17, 1995, file no. 0-8445).

      10.18 Consolidated Products, Inc. 1995 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders filed with the Commission on January 17, 1995, file no. 0-8445).

(11)  11.01    Computation of Earnings Per Share.  (Incorporated
               by reference to the Notes to the Consolidated
               Financial Statements included as a part of this Report).

(15)           Not applicable.

(18)           Not applicable.

(19)           Not applicable.

(22)           Not applicable.

(23)           Not applicable.

(24)           Not applicable.

(27)  27.01    Financial Data Schedule.                                      16

(99)           Not applicable.