Form 10-K
period 1995-09-27
CONSOLIDATED PRODUCTS INC /IN/
filed 1995-12-26
CIK 93859

                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549

                                         FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended September 27, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from . . . . . . . . . . . . to . . . . . . . . . .

Commission file number 0-8445

                             CONSOLIDATED PRODUCTS, INC
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

Securities registered pursuant to Sec. 12(b) of the Act:  None
Securities registered pursuant to Sec. 12(g) of the Act:  Common Stock
                                                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.[   ]

The aggregate market value of Common Stock held by persons not "affiliated" with the registrant, based on the closing price of the Common Stock as of December 1, 1995, was approximately $132,500,000.

The number of shares of Common Stock outstanding at December 1, 1995 was 12,440,373.

                  DOCUMENTS INCORPORATED BY REFERENCE
                                             PARTS OF FORM 10-K INTO WHICH
IDENTITY OF DOCUMENT                            DOCUMENT IS INCORPORATED

The definitive Proxy Statement to be filed with respect
 to the 1996 Annual Meeting of Shareholders of Registrant    Part III

                              PART I.

ITEM 1.   BUSINESS

GENERAL

The Company owns and operates full service, casual dining restaurants featuring two distinct concept groups: the "Steak n Shake-Registered Trademark-" concept, with 171 restaurants located in twelve states (including 34 franchised units), and 10 specialty restaurants located in Illinois and Indiana. The primary specialty restaurant theme concept is a steakhouse operated under the name Colorado Steakhouse-Registered Trademark-.

STEAK N SHAKE, INC. ("STEAK N SHAKE")

CONCEPT

Founded in 1934 in Normal, Illinois, Steak n Shake is one of the oldest restaurant chains in the country. The Steak n Shake concept maintains a distinctive market position between the limited menu and full service restaurant categories. The restaurants are full service and offer counter and dining room seating, as well as drive-thru and carry-out service.
Counter and dining room sales are approximately 70% of the sales mix while sales for consumption off the premises represent approximately 30% of the sales mix. All food is freshly prepared, made-to-order in the customer's view and is served promptly on china with flatware and glassware by friendly staff. The traditional featured menu items are steakburgers made from 100% pure U.S. beef, including cuts of t-bone, strip and sirloin steaks, thin and crispy french fries and hand-dipped milk shakes. Over the years, Steak n Shake has responded to customer demands for more menu variety and healthy food by making carefully planned additions to the menu without losing Steak n Shake's focus or customer appeal. Such menu additions include a grilled chicken breast sandwich, beef or chicken taco salads, homestyle soups and salads of many varieties. The typical restaurant seats approximately 100 customers and is open 24 hours a day, seven days a week. Lunch and dinner sales account for 38% and 44% of sales, respectively, while breakfast and late night sales account for 6% and 12% of sales, respectively. In Fiscal 1995, the average check was $4.92 per person, although the average checks during the peak lunch and dinner hours were $5.50 and $5.80, respectively. The average unit volume was $1,279,000.

RESTAURANT DESIGN AND SITE SELECTION

Steak n Shake restaurants have a distinctive exterior appearance and interior decor. The open cooking and food handling areas permit food preparation to take place in view of the customer, thus the Company's slogan "In Sight It Must Be Right-Registered Trademark-". The interior decor features a casual dining atmosphere which is suggestive of the nostalgic diner era blended with a contemporary use of materials, including chrome, glass, neon and tile. The kitchen space is designed to allow for efficiency of work flow, thereby minimizing the amount of space required. Restaurants constructed prior to 1972 are similar in architectural style but differ in size resulting in seating capacities varying from 39 to 138 customers. Restaurants built since 1972 are generally 3,800 square feet and seat approximately 100 customers.

The exterior design of the newest Steak n Shake unit has all the unique character of a branded logo. The design embraces building shape, awning detail, building graphics and pylon signing to create a distinctive external visual message.

Management strongly believes that the site selection process is most critical in determining the potential success of a particular restaurant. Senior management devotes significant time and resources in analyzing each prospective site. A variety of factors are considered in the site selection process, including local market demographics, site visibility and accessibility, highway interchanges and proximity to significant generators of potential customers such as major retailers, regional malls and power centers, office and hotel concentrations and entertainment centers including stadiums, arenas and multi-screen theaters.

The Company's Vice President, Real Estate and Franchising and the Managers of Real Estate identify and research sites. Potential sites are reviewed in detail by the Company's senior management, prior to submission to the Board of Directors for purchase or lease approval. Upon identification of a site, its potential success including the return on investment is determined by utilization of financial models which evaluate the projected sales and earnings. This detailed process, along with a critical approval path, ensures the management discipline and scrutiny to acquire sites that have the most potential to meet the Company's required criteria.

RESTAURANT LOCATIONS

All but five of the Company's restaurants are free-standing units. The following table lists, as of September 27, 1995, the locations of the 171 Steak n Shake restaurants and the number of units in each location if more than one unit:

   FLORIDA              ILLINOIS                 INDIANA                  MISSOURI
   Bradenton            Alton                    Anderson                 Arnold
   Daytona Beach        Belleville               Bloomington-3           *Branson
   Gainesville          Bloomington              Carmel-2                *Cape Girardeau
   Lakeland -2          Bradley                  Columbus                *Columbia
   Lake Mary            Carbondale               Elkhart                 *Farmington
   Merritt Island       Champaign-2             *Evansville               Festus
   Ocala                Collinsville             Ft. Wayne-2              Independence
   Orlando - 5          Danville-2               Goshen                  *Jefferson City
   Ormond Beach         Decatur-3                Greenwood               *Joplin
 * Tallahassee          East Peoria              Indianapolis-19         *Poplar Bluff
   Tampa - 4            Effingham                Kokomo-2                *Rolla
   Wildwood             Fairview Heights         Lafayette                St. Louis-30
   Winter Haven         Galesburg                Michigan City           *Springfield-3
                       *Jacksonville             Mishawaka
   KENTUCKY             Joliet                   Muncie                    GEORGIA
   Florence            *Lincoln                  Plainfield               *Albany
 * Louisville -3        Marion                   Richmond                 *Atlanta-7
   Paducah              Mt. Vernon               Seymour                  *Tifton
                        Normal-2                 South Bend               *Valdosta
   OHIO                 Pekin                    Terre Haute
   Cincinnati- 4        Peoria-4                                           TENNESSEE
   Middletown          *Springfield-3            MICHIGAN                 *Chattanooga
   West Chester         Urbana                   Battle Creek             *Dickson
                                                 Benton Harbor
   ARKANSAS             IOWA                     Holland                   KANSAS
 * Jonesboro            Davenport                Portage                   Overland Park

-------------------
* Franchised units.

EXPANSION STRATEGY

During the three years ended September 27, 1995, 40 company-operated units were added comprised of 37 newly constructed free-standing units and three conversions of existing buildings.

The Company's growth plan for the next five years focuses primarily on the development of additional company-operated restaurants in existing or contiguous markets and franchised units in targeted markets in the midwest and southeast regions of the United States. Over the next five years, the Company intends to add 160 company-operated restaurants, with 27 expected openings during Fiscal 1996 and 135 franchised units, with an estimated 17 openings during Fiscal 1996.

The addition of 15 company-operated Steak n Shakes in markets where the Company's television marketing effort is in effect reflects the strategy to intensify existing markets with new units. These units in existing markets benefit from high customer recognition and acceptance, resulting in sales above the company average along with greater marketing and management cost efficiencies. During 1995, four restaurants were opened in the Cincinnati, Ohio media market, bringing the total number of restaurants in this market to seven. In October 1995, the Company inaugurated television marketing in Cincinnati as part of the cluster strategic marketing approach. This strategy calls for sufficient numbers of restaurants to be opened in a media market to effectively use Steak n Shake's marketing program to build brand loyalty. Four restaurants were opened in the Orlando/Daytona media market during 1995 and three have been opened in fiscal 1996 to date, bringing the total number of units in the Orlando/Daytona media market to 14. With these additions, the television advertising weight in this media market has been significantly increased.

In addition to clustered expansion in existing and contiguous markets, the Company's strategy involves linking major existing markets with the addition of locations on connecting interstate highways. During 1995, 11 company-operated Steak n Shake restaurants were opened along these interstate highways.

The Company expects to fund capital expenditures, including the development of the 160 new company-operated units contemplated by the expansion plan and meet the interest and principal payments with respect to its indebtedness using its existing resources and anticipated cash flow from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties, bank borrowings and the issuance of equity and/or debt securities.

MANAGEMENT AND EMPLOYEES

The management team responsible for operating the restaurants consists of the Vice President of Operations and National General Manager, division managers, district managers and restaurant management teams.

The divisions and the number of units in each are as follows:

                           NUMBER OF
               DIVISION      UNITS
               --------    ---------
               Missouri           38
               Indiana            37
               Illinois           27
               Florida            20
               Michiana           15
                           ---------
                                 137
                           ---------
                           ---------

Division managers are responsible for the operations of the restaurants in the division as well as supervision of the division support team, which includes district managers, training and recruiting managers, division trainers and maintenance and administration staff. District managers generally have responsibility for the operating performance of six restaurants. The management team of a typical Steak n Shake restaurant consists of a general manager, a restaurant manager and several assistant managers. The number of assistant managers is primarily dependent upon the volume of the unit. Each restaurant also employs approximately 40 to 80 hourly employees, many of whom work part-time. The general manager of each restaurant has primary responsibility for the day-to-day operation of the restaurant and is responsible for maintaining Company-established operating standards and procedures. An incentive compensation plan exists for all levels of restaurant management personnel. Awards under the plan are based upon attainment of defined operating performance standards.

PURCHASING AND DISTRIBUTION CENTER OPERATIONS

Steak n Shake maintains a distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce and dairy products) and restaurant supplies are delivered to 116 company-operated and 21 franchised restaurants located in the midwest. The Company's semi-trailers have the capability to handle refrigerated and frozen products along with dry goods in the same delivery trip. The distribution center was built in 1975 and has adequate capacity to handle the Company's requirements for the foreseeable future. The remaining Steak n Shake restaurants located primarily in the Southeast obtain food products and supplies from two independent distributors.

Purchases are negotiated centrally for most food, beverage and supply products to ensure uniform quality, adequate supplies and competitive prices.
 Food and supply items undergo continuous research, development and testing in an effort to maintain the highest quality products and to be responsive to changing customer tastes. No significant delays in receiving food and beverage products, restaurant supplies or equipment have been experienced.

TRAINING

Each crew member participates in a formal training program that utilizes work station video presentations, training manuals, a scheduled evaluation process and recognition awards which signify proficiency in specific areas. This training process, which takes place within the restaurant, is continuously reinforced and monitored.

Restaurant managers are required to complete a comprehensive eight-week training program during which time they are instructed in subjects such as the standards of food quality and preparation, customer service and employee relations. Restaurant managers also are provided with video training presentations and operations manuals relating to food preparation, customer service standards, restaurant operation practices and Company procedures. Each geographic division designates specific restaurants where intensified on-the-job management training occurs under careful seasoned supervision. During fiscal 1995, 332 individuals entered this training program as compared to 267 in fiscal 1994. Nearly 25 percent of the individuals entering the management training programs were employees promoted from within the Company.

QUALITY CONTROL

Restaurant management is responsible for ensuring that the restaurants are operated in accordance with strict operational procedures and quality requirements. Compliance with the operational procedures and quality requirements for company-operated units is monitored through periodic on-site visits and formal inspections by the division and district managers as well as division training personnel, and for franchised units through periodic inspections by the Managers for Franchise Field Operations.

RESTAURANT REPORTING

Operational and financial controls, which are essential to the delivery of high quality food and service to customers and the achievement of desirable operating margins, are maintained through the use of point of sale systems in each restaurant, personal computers in the division offices and an automated data processing system at the corporate office. The point of sale system provides daily reports of sales, sales mix, customer counts, check average, cash and food cost. Inventories are taken of key products daily and of all products at the end of each four-week accounting period. Restaurant personnel forward daily sales reports, vendor invoices, payroll information and other data to the corporate office for processing. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. The system is also utilized for financial and budget analysis, planning and analysis of sales by revenue center and product mix. Cash is controlled through frequent deposits in local bank operating accounts and then transferred to the principal corporate operating account.

MARKETING

The Company focuses on the family and adult mid-scale dining market segments. Management believes that the Company's commitment to customer service and value is the most effective approach to attracting and retaining customers. Accordingly, the Company has focused its resources on providing its customers with superior service and value, and historically has relied primarily on word of mouth to attract new and repeat customers. Management believes that its strategy of locating multiple restaurants under the same name within a defined geographic area has enabled newer restaurants to benefit from the name recognition and reputation for quality developed by existing operations.

Steak n Shake's media program, particularly television advertising, involves building brand loyalty. Unlike competitors, Steak n Shake's strategy does not involve price led marketing. Value at Steak n Shake is based on exceeding our customer's expectations by delivering freshly prepared, made-to-order, quality food with good taste and served promptly by friendly staff in an attractive, clean environment. Our marketing emphasis is focused on building brand identity awareness. The theme continues to demonstrate the specific product and service benefits that have been inherent in the Steak n Shake offering over many years. The campaign has effectively increased customer trial and built brand loyalty, resulting in a strong performance pattern of same store sales growth.

In conjunction with these marketing efforts, in-store, short-term, seasonal, non-discounted special product promotions have been implemented to build brand loyalty, create new customer trial and/or introduce new products. The fully integrated marketing program also utilizes menu clip-ons, table cards, ceiling danglers and signage.

FRANCHISING

At September 27, 1995, the Company had 34 franchised Steak n Shake restaurants, located in Illinois, Indiana, Florida, Missouri, Georgia, Kentucky, Tennessee and Arkansas. These restaurants are located in geographic areas which are contiguous to geographic areas in which there are company-operated restaurants. Twenty-four of the franchised units have been added since June 1991, including eleven in Fiscal 1995. Steak n Shake's franchise program has enabled it to extend its brand name recognition and derive additional revenues without substantial investment. The Company's current expansion plan contemplates the opening of 135 new Steak n Shake franchised units during the period 1996-2000, including 17 units in 1996
(a franchised unit opened in Little Rock, Arkansas in October 1995, and seven franchised units are currently under construction). The Company has commitments for the development of 47 additional franchised restaurants over the next five years 1996-2000.

The current 34 franchised restaurants are operated by 14 franchisees, one of which, Kelley Restaurants, Inc. ("Kelley Restaurants") is a corporation controlled by E.W. Kelley, Chairman of the Company.

In August 1994, the Company entered into an area development agreement with a new franchisee for the franchising of Steak n Shake restaurants in travel centers to be developed along interstate highways in several southern and southeastern states. Under the agreement, the franchisee will develop a minimum of 15 travel centers, which will contain Steak n Shake restaurants, over the next five years. In September, 1995 the first of these travel centers was opened in Dickson, Tennessee.

Franchisees undergo a selection process supervised by the Vice President, Real Estate and Franchising, and require final approval by senior management. Steak n Shake seeks franchisees with significant experience in the restaurant business who have demonstrated the financial and management capabilities required to develop and operate a franchised restaurant.

Steak n Shake assists franchisees with both the development and the ongoing operation of their restaurants. Steak n Shake management personnel provide assistance with site selection, approve all franchise sites and provide franchisees with prototype plans and specifications for construction of their restaurants. The Company's training staff provide both on-site and off-site instruction to franchised restaurant management employees. The Company's support continues after a restaurant opening with periodic training programs, the provision of manuals and updates relating to product specifications, customer service and quality control procedures, advertising and marketing materials and assistance with particular advertising and marketing needs. Steak n Shake also makes available to franchisees certain accounting services and management information reports prepared at the corporate office for a monthly fee based on Steak n Shake's actual costs.

The Company, in certain future Steak n Shake franchise transactions, will assist a qualified franchisee in financing the development of one or more franchised units by purchasing or leasing approved sites from third parties and constructing the restaurant thereon through the Company's franchise financing subsidiary, SNS Investment Company, Inc. and then leasing or subleasing the finished facility to the franchisee. The lease terms and rentals, including a surcharge by the Company for administrative services, are negotiated based on prevailing real estate and construction rates in effect in the franchised area. The Louisville, Kentucky restaurant, which opened in November 1993, was the first franchise restaurant to be financed by SNS Investment Company, Inc. During fiscal 1995, additional franchised restaurants in Chattanooga, Tennessee and Louisville, Kentucky were financed by SNS Investment Company, Inc.

All franchised restaurants are required, pursuant to their respective franchise agreements, to serve Steak n Shake approved menu items. In addition, although not required to do so, a majority of the franchisees purchase food, supplies and smallwares through Steak n Shake's distribution center. This enables franchisees to benefit from Steak n Shake's purchasing power and assists Steak n Shake in monitoring compliance with its standards and specifications for uniform quality. See "Purchasing and Distribution Center Operations".

A Steak n Shake franchise agreement currently has an initial term of 20 years. Among other obligations, the agreements generally require franchisees to pay an initial franchise fee of $30,000 for the first unit in a market and $25,000 for each subsequent unit in a market and a continuing royalty of 4% of monthly gross sales. The current franchise agreement also requires franchisees to spend 5% of monthly gross sales on advertising, 4% to be spent locally and 1% to be paid to Steak n Shake for creative and promotional development, outside independent marketing agency fees and technical and professional marketing advice.

CONSOLIDATED SPECIALTY RESTAURANTS, INC. ("CSR")

CONCEPTS

CSR operates ten theme restaurants located in Illinois and Indiana. The primary theme concept is a steakhouse operated under the name of Colorado Steakhouse. The restaurant's design theme is reminiscent of a Colorado log cabin. The Colorado Steakhouse menu emphasizes steak and prime rib with limited additional non-beef alternatives and is designed to have a narrow offering to permit greater attention to quality and consistency in both food and service. Menu offerings are moderately priced with an approximate current average dinner check for the Colorado Steakhouse restaurants of $15.00 and an average annual unit volume of $1,950,000 in fiscal 1995. In 1995, one additional existing specialty restaurant in Calumet City, Illinois was converted to the Colorado Steakhouse concept, giving the Company a total of seven restaurants operating under the Steakhouse concept. All of the conversions have shown significant sales increases. In November 1995, the specialty restaurant in Decatur, Illinois was closed due to its inability to achieve acceptable levels of profitability and related return on investment. All of the CSR restaurants also offer alcoholic beverages, which represent approximately 14% of CSR's sales.

The Company does not maintain a franchise program for its specialty restaurants.

MANAGEMENT AND EMPLOYEES

Each specialty restaurant employs approximately 60 to 80 hourly employees, many of whom work part-time. The management staff of a typical specialty restaurant consists of one general manager, one or more assistant general managers or managers and a kitchen manager. The general manager of each restaurant carries primary responsibility for the day-to-day operation of the restaurant and is responsible for maintaining Company established operating standards and procedures. The Company employs Regional Directors of Operations who report directly to the President and who have responsibility for the operating performance of approximately five units. The operations of the specialty restaurants are under the general supervision of the President of CSR, a restaurant executive with over 25 years of experience in various management capacities in the casual dining segment of the restaurant industry.

An incentive compensation plan exists for all levels of restaurant management personnel. Awards under the plan are based upon achievement of certain defined operating performance standards. The corporate staff of the Company provides marketing, training, accounting, data processing and administrative support services to all the specialty restaurants.

COMPETITION

Competition in the food service industry is intense. The Company's restaurants are in direct or indirect competition with many restaurants in the areas which they serve. Many of these restaurants are operated by companies having competitive advantages such as a greater number of units located in broader geographic locations and nationwide marketing. The Company believes the principal competitive factors within the industry to be food quality, service, location and price.

SEASONAL ASPECTS

The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

EMPLOYEES

As of September 27, 1995, the Company had approximately 9,500 employees, of which 8,900 were employed by Steak n Shake and 600 by CSR. None of the employees is represented by a labor union. Approximately two-thirds of the Company's employees are part-time restaurant service personnel, generally paid at the minimum wage.

TRADEMARKS

"Steak n Shake-Registered Trademark-", "Takhomasak-Registered Trademark-", "Famous For Steakburgers-Registered Trademark-", "FAXASAK-Registered Trademark-", "In Sight It Must Be Right-Registered Trademark-" and the "Wing and Circle-Registered Trademark-" logo are federally registered trademarks and servicemarks of Steak n Shake. Steak n Shake has licensed exclusive use of the "Steak n Shake" trademark in the states of Rhode Island and California and within a three-county area of New Jersey, which would restrict expansion of Steak n Shake into those geographical areas. CSR holds federal registrations for "The Charley Horse-Registered Trademark-" and "Colorado Steakhouse-Registered Trademark-" as well as other federal and state trademarks and servicemarks applicable to its restaurant businesses as well as state registrations. The Company is not aware of any infringing uses that could materially affect the business of Steak n Shake or CSR. The Company will protect its trademark rights by appropriate legal action whenever necessary.

GOVERNMENT REGULATION

The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, including health and safety and fire agencies in the state and municipality in which the restaurant is located, and alcoholic beverage control in the case of CSR.
The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

In Fiscal 1995, approximately 14% of CSR's sales were attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of the specialty restaurants to apply to a state authority and, in certain locations, county or municipal authorities, for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the specialty restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations. The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

The Company's restaurant operations are also subject to federal and state minimum wage laws and laws governing such matters as working conditions, overtime and tip credits. Many of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage would increase the Company's labor costs.

Steak n Shake currently has franchise operations in eight states -- Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Missouri and Tennessee -- and is subject to certain federal and state laws controlling the offering and conduct of its franchise business in those states. In addition, the Company is subject to franchise registration requirements in several states in which it is now conducting or will in the future conduct its franchise business.

The federal Americans with Disabilities Act prohibits discrimination in public accommodations and employment on the basis of disability. The Company builds all new restaurants to standards which comply with the Act and has reviewed its employment policies and practices for compliance with the Act.

ITEM 2.   PROPERTIES

The Company currently leases 25,732 square feet of executive office space in Indianapolis, Indiana, under a lease expiring December 31, 2005.

STEAK N SHAKE, INC.

As of September 27, 1995, Steak n Shake operated 97 leased and 40 owned restaurants in Indiana, Illinois, Michigan, Missouri, Florida, Iowa, Ohio, Kansas and Kentucky. Steak n Shake restaurant leases typically have an initial term of 18 to 25 years and renewal terms aggregating twenty years or more and require Steak n Shake to pay real estate taxes, insurance and maintenance costs. Of these leases, 38 contain percentage of sales rental clauses.

Steak n Shake restaurants constructed prior to 1972 have a similar architectural style, seat 39 to 138 customers and occupy between 1,010 to 6,000 square feet. Restaurants built since 1972 are generally 3,800 square feet and seat approximately 100 customers.

Steak n Shake has lease obligations on 20 former restaurant locations in Georgia, Texas, Ohio, Illinois, Kentucky and Missouri of which all but one have been subleased to others as of September 27, 1995. These obligations primarily relate to restaurant locations disposed of in the late 1970's, and the sublease rentals cover substantially all of the Company's obligations under the primary leases.

Steak n Shake also has a complex of three buildings located in Bloomington, Illinois, where it owns 38,900 square feet of warehouse space in two separate buildings, one of which has cold storage facilities, and leases a 26,300 square foot distribution center and division office facility. Steak n Shake also leases a division office in Lakeland, Florida, and a division office and administrative facility in Indianapolis, Indiana, and owns a division office in St. Louis, Missouri. At September 27, 1995, Steak n Shake owns one restaurant location that has been leased to a third party. In addition, there are eight restaurants currently under construction and the Company owns 13 parcels of land which are being held for future development.

CSR

As of September 27, 1995, CSR operated ten facilities in Illinois and Indiana, of which eight are leased facilities and two are owned. The leases are typically non-cancelable agreements with initial terms of 10 to 15 years and three five-year renewal terms. All of the leases except two have percentage of sales rental clauses in addition to base rent requirements.
The leases require CSR to pay real estate taxes, insurance and maintenance costs. These units have approximately 6,000 to 8,000 square feet and seat 150 to 225 customers. In addition, CSR has lease obligations on three former restaurants in Illinois and Indiana which have been, or will be, subleased to third parties. CSR also owns a property in Indianapolis, Indiana, upon which a Colorado Steakhouse was constructed (the restaurant opened in November
1995).

SNS INVESTMENT COMPANY, INC.

As of September 27, 1995, SNS Investment Company, Inc. leased parcels of land in Louisville, Kentucky and Chattanooga, Tennessee upon which Steak n Shake restaurants are being operated by franchisees pursuant to sublease agreements and owned a Steak n Shake restaurant in Louisville, Kentucky which was leased by a franchisee. An additional Steak n Shake restaurant in Little Rock, Arkansas, owned by SNS Investment Company, Inc. and leased to a franchisee, was opened in October 1995.

RESTAURANT LEASE EXPIRATIONS

Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:

               NUMBER OF LEASES EXPIRING
               -------------------------
       PERIOD              SNS      CSR
       ------              ---      ---
     1996 - 2000             4        0
     2001 - 2005            10        4
     2006 - 2010            21        1
     2011 - 2015             5        2
     2016 - 2020            10        0
     Beyond                 47        1
                           ---      ---
                            97        8
                           ---      ---
                           ---      ---

ITEM 3.   LEGAL PROCEEDINGS

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

Steak n Shake terminated the syrup contract for cause and believes that the litigation is without merit. Steak n Shake will vigorously defend the action and has filed a counterclaim.

There are no other legal proceedings pending against the Company which, if adversely resolved, would have a material effect upon the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the quarter ended September 27, 1995.

                                     PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET PRICE RANGE/STOCK TRADING
      The Common Stock of Consolidated Products, Inc. is traded on the
Nasdaq National Market System (NMS) under the symbol COPI. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal. The high and low closing sales prices for the Company's Common Stock, as reported on Nasdaq for each quarter of the Company's past two fiscal years, are shown below.


                                         1995                   1994(1)
                                    ------------------------------------------
                                    HIGH         LOW         High      Low
                                    ----         ---         ----      ---
First Quarter                       $ 10(1)     $ 8 5/8(1)   $ 9 1/2   $ 7
Second Quarter                      $ 12 1/2    $ 9          $ 9 3/8   $ 7 7/8
Third Quarter                       $ 15 1/4    $ 12         $ 10 1/8  $ 7 3/4
Fourth Quarter                      $ 15 1/4    $ 13         $ 10 1/2  $ 8 1/2

(1) THE SALES PRICES HAVE BEEN ADJUSTED TO REFLECT THE 10% STOCK DIVIDEND DECLARED IN DECEMBER 1994.

Subsequent to year end, a 10% stock dividend was declared on December 12, 1995, payable on January 15, 1996 to shareholders of record on December 22, 1995. This information has not been restated to reflect this stock dividend.

ITEM 6.   SELECTED FINANCIAL DATA

Consolidated Products, Inc.
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            1995           1994           1993           1992         1991
--------------------------------------------------------------------------------------------------------------------------
                                                                                                    (53 Weeks)
Systemwide Sales:
     Company                                           $ 186,740   $    158,637   $    132,509   $    126,024     $115,436
     Franchise                                            39,521         27,139         18,163         15,064       11,023
                                                       -------------------------------------------------------------------
                                                       $ 226,261   $    185,776   $    150,672   $    141,088     $126,459
                                                       -------------------------------------------------------------------
                                                       -------------------------------------------------------------------
Statement of Earnings Data:
     Revenues                                          $ 190,133   $    161,173   $    134,156   $    127,444     $117,119
     Net earnings                                        $10,026         $7,174   $      5,191   $      4,172     $  3,264

Per Share Data(1):
     Primary                                           $     .95(2) $       .88    $       .68   $        .61     $    .50
     Fully diluted                                     $     .82    $       .64    $       .49   $        .44     $    .38

Statement of Financial Position Data:
     Total assets                                      $  99,834    $    80,328    $    70,643    $    67,062     $ 66,084
     Long-term debt:
          Obligations under capital leases             $   8,263    $     9,886    $    11,178    $    12,742     $ 13,880
          Senior note                                  $  20,000    $    14,250    $    17,750    $    20,500     $ 22,500
          Subordinated convertible debentures                 --    $    11,988    $    12,076    $    12,496     $ 12,669
          Other                                               --             --             --             --     $  2,200



     Shareholders' equity (deficit)                    $  42,615    $   19,715    $    11,107    $     1,779      $ (2,816)
     Special dividend declared per share(1)                   --            --             --             --      $   4.95

Number of Restaurants:
     Steak n Shake
          Company-operated                                   137           118            108            104           104
          Franchised                                          34            23             19             16            15
                                                       -------------------------------------------------------------------
                                                             171           141            127            120           119
     Specialty Restaurants                                    10            11             11             14            15
                                                       -------------------------------------------------------------------
                                                             181           152            138            134           134
                                                       -------------------------------------------------------------------

Number of Employees                                        9,543         7,712          6,471          6,184         5,892

Number of Shareholders                                     3,882         2,262          2,288          2,126         2,214


(1) ALL FINANCIAL DATA REGARDING PER SHARE AMOUNTS HAVE BEEN ADJUSTED RETROACTIVELY TO REFLECT THE 10% STOCK DIVIDEND DECLARED IN DECEMBER 1994.

(2) THE PERCENT INCREASE IN PRIMARY EARNINGS PER SHARE WAS LESS THAN THE INCREASE IN FULLY DILUTED EARNINGS PER SHARE DUE TO AN INCREASE IN THE NUMBER OF SHARES OUTSTANDING ARISING FROM THE CONVERSION OF THE COMPANY'S 10% SUBORDINATED CONVERTIBLE DEBENTURES INTO THE COMPANY'S COMMON STOCK EFFECTIVE APRIL 3, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 27, 1995, SEPTEMBER 28, 1994 AND SEPTEMBER 29, 1993)

  In the following discussion, the term "same store sales" refers to the sales of restaurants open at the beginning of both of the fiscal periods discussed and which remained open throughout both periods, and the term "non-same store sales" refers to the sales of restaurants either opened or closed at any time during the fiscal periods discussed.

RESULTS OF OPERATIONS
  The following table sets forth the percentage relationship to revenues of items included in the Company's statements of earnings for the periods indicated:


                                              1995      1994      1993
                                              ------------------------
Revenues
     Net sales                                98.2%     98.4%     98.8%
     Franchise fees                            1.0        .7        .6
     Other, net                                 .8        .9        .6
                                              ------------------------
                                             100.0     100.0     100.0
                                              ------------------------
Costs and Expenses
     Cost of sales                            25.8      25.9      25.7
     Restaurant operating costs               45.0      45.6      46.2
     Selling, general and administrative      11.1      11.1      10.7
     Depreciation and amortization             3.7       3.7       4.2
     Amortization of pre-opening costs         1.0       1.0        .3
     Rent                                      3.2       2.9       2.8
     Interest                                  1.2       2.2       3.0
     Interest - capital leases                  .5        .6        .8
                                              ------------------------
                                              91.5      93.0      93.7
                                              ------------------------
Earnings Before Income Taxes                   8.5       7.0       6.3
Income Taxes                                   3.2       2.6       2.4
                                              ------------------------
Net Earnings                                   5.3%      4.4%      3.9%
                                              ------------------------

Comparison of Year Ended September 27, 1995 to Year Ended September 28, 1994

REVENUES
  Revenues increased $28,959,000, or 18.0%, due primarily to an increase in Steak n Shake net sales of $27,253,000. The increase in net sales of Steak n Shake was due to an increase of 5.0% in same store sales and the opening of 32 new company-operated restaurants since the beginning of fiscal 1994 partially offset by the closure of three low-volume restaurants during the same period. The same store sales increase was attributable to increases of 2.5% in check average and 2.4% in customer counts. The $850,000 increase in specialty restaurants' net sales resulted from a 9.9% increase in same store sales, somewhat offset by the closure of a restaurant in the first quarter of fiscal 1995 that did not achieve acceptable levels of profitability and related return on investment. The increase in same store sales was attributable to increases of 8.4% in check average and 1.4% in customer counts, which were a result of the conversion of three additional restaurants to the Colorado Steakhouse concept since the beginning of fiscal 1994.

   Franchise fees increased $741,000 due to the opening of 15 Steak n Shake franchised restaurants since the beginning of fiscal 1994.

COSTS AND EXPENSES
   Cost of sales increased $7,370,000, or 17.7%, as a result of sales increases. As a percentage of revenues, cost of sales decreased slightly to 25.8% from 25.9%.

   Restaurant operating costs increased $12,094,000, or 16.5%, primarily due to higher labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of revenues, decreased to 45.0% from 45.6% as a result of the economies of scale realized with increased sales.

   Selling, general and administrative expenses increased $3,125,000, or 17.4%. As a percentage of revenues, selling, general and administrative expenses remained unchanged at 11.1%. Marketing expense, as a percentage of revenues, increased to 2.8% from 2.6% and accounted for $1,135,000 of the increase. The remaining $1,990,000 increase was attributable to personnel related costs, which included costs related to additional staffing in connection with the development of new restaurants.

   The $1,105,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1994.

   The $410,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated restaurants opened.

   Rent expense increased $1,408,000, or 30.3%, as a result of sale and leaseback transactions since the beginning of fiscal 1994 involving 12 company-owned properties and a net increase in the number of other leased properties.

   Interest expense decreased $1,356,000 as a result of the conversion of the 10% Subordinated Convertible Debentures on April 3, 1995, the Company's adoption of the Statement of Financial Accounting Standards No. 34, "Capitalization of Interest" in fiscal 1995 and reductions in capital lease obligations.


INCOME TAXES
   The increase in the Company's effective income tax rate to 37.8% from 36.7% resulted from a decrease in federal tax credits.

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

NET EARNINGS
   Net earnings increased $2,852,000, or 39.8%, primarily as a result of the increase in Steak n Shake's operating earnings and the decrease in interest expense.

Comparison of Year Ended September 28, 1994 to Year Ended September 29, 1993

REVENUES
   Revenues increased $27,017,000, or 20.1%, due primarily to an increase in Steak n Shake net sales of $25,294,000. The increase in net sales of Steak n Shake was due to an increase of 8.8% in same store sales and the opening of 19 new restaurants since the beginning of fiscal 1993. The same store sales increase was attributable to increases of 4.7% in check average and 3.7% in customer counts. The $833,000 increase in specialty restaurants net sales resulted from an 18.3% increase in same store sales offset by a decrease of $1,854,000 in non-same store sales. The increase in same store sales was attributable to increases of 11.4% in customer counts and 5.7% in check average, which were a result of the conversion of five restaurants to the Colorado Steakhouse concept. The decrease in non-same store sales resulted from the conversion of one restaurant to a Steak n Shake restaurant and the disposal of two restaurants that did not achieve acceptable levels of profitability and related return on investment.

   Franchise fees increased $355,000 due to the opening of seven Steak n Shake franchised restaurants since the beginning of fiscal 1993.

   The $535,000 increase in other revenues, net was primarily due to income from property transactions during 1994 and a loss in connection with the disposal of one of the specialty restaurants during 1993.

COSTS AND EXPENSES
   Cost of sales increased $7,195,000, or 20.9%, as a result of sales increases. As a percentage of revenues, cost of sales increased slightly to 25.9% from 25.7%.

   Restaurant operating costs increased $11,484,000, or 18.5%, primarily due to higher labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of revenues, decreased to 45.6% from 46.2% as a result of the economies of scale realized with increased sales.

   Selling, general and administrative expenses increased $3,573,000, or 24.9%. As a percentage of revenues, selling, general and administrative expenses increased to 11.1% from 10.7%. Marketing expense, as a percentage of revenues, remained unchanged at 2.7% and accounted for $708,000 of the increase. The increase as a percentage of revenues was attributable to personnel related costs, which included costs related to additional staffing in connection with the development of new restaurants.

   The $233,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1993.

   The $1,158,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated restaurants opened.

   Rent expense increased $922,000, or 24.8%, as a result of sale and leaseback transactions since the beginning of fiscal 1993 involving seven Steak n Shake restaurants and a net increase in the number of other leased properties.

   Interest expense decreased $461,000 as a result of the reduction in debt outstanding and a decrease in capital lease obligations.

INCOME TAXES
   The decrease in the Company's effective income tax rate from 38.3% to 36.7% resulted from an increase in federal tax credits.

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

NET EARNINGS
   Net earnings increased $1,983,000, or 38.2%, primarily as a result of the increase in Steak n Shake's operating earnings and the decrease in interest expense.

EFFECTS OF GOVERNMENTAL REGULATIONS AND INFLATION
   Since most of the Company's employees are paid hourly rates related to federal and state minimum wage laws, increases in the legal minimum wage directly increase the Company's operating costs. Inflation in food, labor and other operating costs directly affects the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES
   In February 1995, the Company announced an expansion of its Steak n Shake growth plan. The growth plan for the five-year period 1996-2000 will more than double the size of the Company, calling for the opening of 295
Steak n Shake restaurants, including 135 franchised.

   Thirty-two new Steak n Shake restaurants, including 11 franchised, were opened during fiscal 1995. The Company plans on opening 44 new Steak n Shake restaurants, including 17 franchised, in fiscal 1996. Capital expenditures in fiscal years 1993 to 1995 were $14,766,000, $20,567,000 and $42,899,000, respectively. The Company has projected capital expenditures of $50,000,000 in fiscal year 1996. The average cost of construction of a new Steak n Shake restaurant is approximately $1,300,000 for land, building and equipment.

   On September 27, 1995, the Company entered into a $25,000,000 ten-year Senior Note Agreement and Private Shelf Facility. At September 27, 1995, the Company had borrowed $10,000,000 under this agreement and was committed to borrow an additional $5,000,000 by November 15, 1995 to pay off existing debt. The remaining $10,000,000 will be used to finance future expansion and pay off exiting debt. Additionally, on September 26, 1995, the Company extended its bank commitment for an unsecured revolving line of credit of $30,000,000 to December 1997. The revolving line of credit, with borrowing rates based on LIBOR plus 87.5 basis points or the prime rate of interest, includes an option for conversion into a five-year term loan with a ten-year amortization schedule. At September 27, 1995, the Company had no borrowings outstanding under this line of credit. The Company's debt agreements contain restrictions which, among other things, require the Company to maintain certain financial ratios.

   The Company expects to fund capital expenditures, including the development of the 160 company-operated units contemplated by the expansion plan, and meet the interest and principal payments with respect to its indebtedness using its existing resources and anticipated cash flow from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties, bank borrowings and the issuance of equity and/or debt securities.

   On April 4, 1995, the Company called the 10% Subordinated Convertible Debentures due November 20, 2002 ("the Debentures"). Holders of the Debentures ("Holders") electing conversion of their Debentures into common stock received one share of the Company's common stock for each $2.82 of Debenture principal held on the date of conversion plus cash for any remaining fractional portion. Holders electing redemption of their Debentures received cash in the principal amount of the Debentures, plus accrued interest up to April 4, 1995. The call of the Company's Debentures resulted in $10,468,000 of the Company's long-term debt being converted into equity. The conversion of the Debentures significantly strengthened the Company's financial position, as well as increased the number of shares outstanding by nearly four million to 12,250,000. The Company's market capitalization has also increased from less than $100,000,000 to approximately $200,000,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this Item 8 is set forth on pages 24 through 36 of this report. These financial statements have not been restated to reflect the subsequent 10% stock dividend discussed in Item 5. If the financial statements were restated for the effect of the stock dividend, primary earnings per share would have been $.86 in 1995 (compared to $.95 as reported), $.80 in 1994 (compared to $.88 as reported) and $.62 in 1993 (compared to $.68 as reported). Fully diluted earnings per share would have been $.75 in 1995 (compared to $.82 as reported), $.58 in 1994 (compared to $.64 as reported) and $.45 in 1993 (compared to $.49 as reported).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                              PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, positions held with the Company and its subsidiaries and the date on which service in such capacities began, of the executive officers of the Company and its subsidiaries:

       Name            Age   Position with Company                      Since

E.W. Kelley(1),(2)     78    Chairman -
                              Consolidated Products, Inc.                1984
                              Steak n Shake, Inc.                        1984
                              Consolidated Specialty Restaurants, Inc.   1990
S. Sue Aramian(1),(3)  63    Vice Chairwoman -
                              Consolidated Products, Inc.                1990
                              Steak n Shake, Inc.                        1990
                              Consolidated Specialty Restaurants, Inc.   1990
                             Secretary -
                              Consolidated Products, Inc.                1995
                              Steak n Shake, Inc.                        1995
                              Consolidated Specialty Restaurants, Inc.   1995
Alan B. Gilman(1)      65    President and Chief Executive Officer -
                              Consolidated Products, Inc.                1992
                              Steak n Shake, Inc.                        1992
                             Vice Chairman -
                              Consolidated Specialty Restaurants, Inc.   1992
James W. Bear(3)       50    Senior Vice President, Administration and
                             Finance and Treasurer -
                              Consolidated Products, Inc.                1991
                              Steak n Shake, Inc.                        1991
                              Consolidated Specialty Restaurants, Inc.   1993
Kevin F. Beauchamp     38    Vice President and Controller -
                              Consolidated Products, Inc.                1993
                              Steak n Shake, Inc.                        1993
                              Consolidated Specialty Restaurants, Inc.   1994
Kevin E. Dooley        52    Vice President -
                              Steak n Shake, Inc.                        1993
                              Consolidated Specialty Restaurants, Inc.   1993
Duane E. Geiger        33    Vice President -
                              Consolidated Products, Inc.                1995
                              Steak n Shake, Inc.                        1995
                              Consolidated Specialty Restaurants, Inc.   1995
William H. Hart        46    Vice President -
                              Steak n Shake, Inc.                        1991
                              Consolidated Specialty Restaurants, Inc.   1990
John P. Hawes(3)       44    Vice President -
                              Consolidated Products, Inc.                1994
                              Steak n Shake, Inc.                        1994
                              Consolidated Specialty Restaurants, Inc.   1994
Richard C. May         59    Vice President -
                              Consolidated Products, Inc.                1991
                             President -
                              Consolidated Specialty Restaurants, Inc.   1991

                                   16


Gary T. Reinwald       47    Vice President -
                              Consolidated Products, Inc.                1991
                              Steak n Shake, Inc.                        1983
                             National General Manager -
                              Steak n Shake, Inc.                        1983
James E. Richmond      57    Vice President -
                              Consolidated Products, Inc.                1986
                              Steak n Shake, Inc.                        1986
Victor F. Yeandel      39    Vice President -
                              Consolidated Products, Inc.                1995
                              Steak n Shake, Inc.                        1995
                              Consolidated Specialty Restaurants, Inc.   1995
Mary H. Mueller        47    General Counsel and Assistant Secretary -
                              Consolidated Products, Inc.                1995
                              Steak n Shake, Inc.                        1995
                              Consolidated Specialty Restaurants, Inc.   1995

(1) Member of the Board of Directors of the Company
(2) Member of the Executive Committee of the Company
(3) Member of Benefits and Personnel Committee of the Company

Mr. Kelley has been a Director of the Company since 1981 and Chairman since 1984. Prior thereto he served as Vice Chairman and Chief Executive Officer from 1981 to 1984. He served as President and Chief Executive Officer from January 1, 1992 until July 13, 1992, and continued to serve as Chief Executive Officer until October 1, 1992. Since 1974, he has been a Managing General Partner of Kelley & Partners, Ltd., a Florida limited partnership which holds investments in companies engaged in snack food distribution and restaurant operations, and is a principal shareholder of the Company.

Ms. Aramian has been Vice Chairwoman since 1990, a Director since 1981 and was named Secretary in 1995. She served as Vice President from 1984 to 1990. Ms. Aramian has been a Managing General Partner of Kelley & Partners, Ltd. since 1974.

Mr. Gilman was elected President and a Director on July 13, 1992 after serving as a consultant to the Company on special projects since February 3, 1992 and assumed the additional position of Chief Executive Officer effective October 1, 1992. During 1985-1992, Mr. Gilman was a private investor. From 1980 to 1985, he served as President of Murjani International, Ltd., an international marketing firm. From 1968 to 1980, Mr. Gilman served as a principal executive of various divisions of Federated Department Stores, Inc., concluding as Chairman and Chief Executive Officer of the Abraham & Straus Division in New York.

Mr. Bear was elected Senior Vice President, Administration and Finance and Treasurer in 1991. Prior thereto, he served as Vice President and Treasurer of the Company from 1980 to 1991.

Mr. Beauchamp joined the Company as Vice President and Controller in 1993. From 1990 to 1993, Mr. Beauchamp was Director of Accounting for a division of The Limited, Inc. Prior thereto, Mr. Beauchamp served in various capacities at Price Waterhouse, over a period of 11 years, which included a three-year Managers' International Program in Europe, and ultimately served as a Senior Manager.

Mr. Dooley joined Steak n Shake and CSR as Vice President in 1993 and is responsible for engineering and construction. Prior thereto and since 1991, Mr. Dooley was a Director of Engineering with Wendy's, Inc. From 1987 to 1990, he served as Director of Facilities, Engineering and Construction at Norris Food Service, Inc. (a Hardee's Food System, Inc. franchisee). Before 1987, Mr. Dooley served in various capacities, over a period of 17 years, at Hardee's Food System, Inc. and ultimately served as Director of Construction and Maintenance.

Mr. Geiger was appointed Vice President in 1995. From 1992 to 1995, Mr. Geiger served as Director of Financial Planning and Audit and Assistant Treasurer for the Company. Prior thereto, Mr. Geiger served in various capacities at Ernst & Young LLP, over a period of eight years, and ultimately served as a Manager.

Mr. Hart has been Vice President, Purchasing of Steak n Shake and CSR since 1991 and was Vice President of Operations of CSR from 1990 to 1991. From 1985 to 1990, Mr. Hart served as Director of Purchasing for both companies.

Mr. Hawes was appointed Vice President in 1994. Prior thereto, Mr. Hawes served in various capacities at Gilbert/Robinson, Inc. for a total of 16 years and ultimately served as Vice President of Administration.

Mr. May was elected Vice President of the Company and President of CSR in July 1991. From 1988 to July 1991, Mr. May was Chairman and Chief Executive Officer of Creative Restaurant Management, a restaurant consulting firm. Before 1988, Mr. May served in various capacities at Gilbert/Robinson, Inc., a specialty restaurant operator, over a period of 25 years, ultimately serving as President of its Specialty Restaurant Division.

Mr. Reinwald has been Vice President, Operations of Steak n Shake since 1983, and served in various capacities in the Company for 19 years prior to that date.

Mr. Richmond joined the Company as Vice President in 1986 and is responsible primarily for real estate and franchise matters.

Mr. Yeandel joined the Company as Vice President in 1995. From 1992 to 1995, Mr. Yeandel served as Vice President, Franchise Development for Long John Silver's, Inc. Prior thereto and since 1987, Mr. Yeandel held various marketing positions with Long John Silver's, Inc.

Mrs. Mueller was appointed General Counsel and Assistant Secretary in 1995. From 1994 to 1995, Mrs. Mueller served as the Company's Associate General Counsel for Real Estate and Franchising. From 1992 to 1994, Mrs. Mueller served as Associate City Attorney for the city of South Bend, Indiana. Prior thereto and since 1983, Mrs. Mueller served as General Counsel for the Indiana Toll Road.

Officers are elected annually at the annual meeting of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information included under the captions "Compensation of Directors", "Compensation of Executive Officers", "Summary Compensation Table", "Stock Option Grants in Fiscal 1995", "Aggregated Stock Option Exercises in 1995 and Fiscal Year End Option Values", "Long-Term Incentive Plan - Awards in Last Fiscal Year", "Report of the Executive Committee" and "Company Performance" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Transactions" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders to be filed pursuant to Rule 14 a-6(c) is incorporated herein by reference.

                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

1.   FINANCIAL STATEMENTS.    The following table sets forth the financial
     statements filed as a part of this report:

     Consolidated Statements of Financial Position at September 27, 1995 and September 28, 1994

     For the years ended September 27, 1995, September 28, 1994 and September 29, 1993:
     -    Consolidated Statements of Earnings
     -    Consolidated Statements of Cash Flows
     -    Consolidated Statements of Shareholders' Equity

     Notes to Consolidated Financial Statements

     Report of Independent Auditors

     The financial statements have not been restated to reflect the subsequent stock dividend discussed in Item 5 of Part II.

2. FINANCIAL STATEMENT SCHEDULES. The following table sets forth those financial statement schedules filed as a part of this report:

All schedules for the years ended September 27, 1995, September 28, 1994 and September 29, 1993 have been omitted for the reason that they are not required or are not applicable, or the required information is set forth in the financial statements or notes thereto.

3. EXHIBITS. The following exhibits are filed as a part of this report (see Index to Exhibits)

     (3) 3.01 Articles of Incorporation of Consolidated Products, Inc. (formerly Steak n Shake, Inc.), as amended through November 1, 1981. (Incorporated by reference to the Exhibits to Registration Statement No. 2-75094).

          3.02 Attachment to Joint Agreement of Merger dated October 31, 1983, between Franklin Corporation and Steak n Shake, Inc. (Incorporated by reference to the Exhibits to the Registrant's Form 10-K Annual Report for the year ended September 28, 1983).

          3.03 Bylaws of Consolidated Products, Inc. (formerly Steak n Shake, Inc.) in effect at December 26, 1990. (Incorporated by reference to the Exhibits to Registration Statement on Form S-2 filed with the Commission on August 6, 1992, file no. 33-50568).

          3.04 Articles of Amendment to Articles of Incorporation of Steak n Shake, Inc. dated May 15, 1984. (Incorporated by reference to the Exhibits to the Registrant's Form 10-K Annual Report for the year ended September 26, 1984).

     (4) 4.01 Specimen certificate representing Common Stock of Consolidated Products, Inc. (formerly Steak n Shake, Inc.). (Incorporated by reference to the Exhibits to Registration Statement No. 2-80542 on Form S-8 filed with the Commission on April 7, 1989).

          4.02 Amended and Restated Credit Agreement by and Between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated December 30, 1994 (amending that earlier credit agreement between parties dated as of March 10, 1994 and effective as of February 23, 1994, relating to a $5,000,000 revolving line of credit which was not filed pursuant to Rule 601 of the Securities and Exchange Commission), relating to a $30,000,000 revolving line of credit. (Incorporated by reference to the Exhibits to the Registrant's Report on Form 10-Q for the fiscal quarter ended December 21, 1994).

          4.03 Note Purchase Agreement by and Between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of September 27 1995 related to $39,250,000 senior note agreement and private shelf facility. (Incorporated by reference to the Exhibits to the Registrant's Report on Form 8-K dated September 26, 1995).

          4.04 First Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated September 26, 1995. (Incorporated by reference to the Exhibits to the Registrant's Report on Form 8-K dated September 26 1995).

(9)            No exhibit.

(10)     10.01 Consolidated Products, Inc. 1991 Stock Option Plan for
               Nonemployee Directors. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 10, 1992 related to its 1992 Annual Meeting of Shareholders).

         10.02 Consolidated Products, Inc. 1991 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 16, 1991 related to its 1991 Annual Meeting of Shareholders).

         10.03 Consolidated Products, Inc. Executive Incentive Bonus Plan. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

         10.04 Steak n Shake, Inc. Executive Incentive Bonus Plan. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

         10.05 Employment Agreement by and between Richard C. May and the Registrant dated July 19, 1991. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

         10.06 Consultant Agreement by and between James Williamson, Jr. and the Registrant dated November 20, 1990. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

         10.07 Memorandum agreement between Neal Gilliatt and the Registrant dated July 30, 1991. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

         10.08 Area Development Agreement by and between Steak n Shake, Inc. and Consolidated Restaurants Southeast, Inc. (currently Kelley Restaurants, Inc.) dated June 12, 1991 for Charlotte, North Carolina area. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

         10.09 Area Development Agreement by and between Steak n Shake, Inc. and Consolidated Restaurants Southeast, Inc. (currently Kelley Restaurants, Inc.) dated June 12, 1991 for Atlanta, Georgia area. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

         10.10 Letter from the Registrant to Alan B. Gilman dated June 27, 1992. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

         10.11 Consolidated Products, Inc. 1992 Employee Stock Purchase Plan. (Incorporated by reference in to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1993 related to its 1993 Annual Meeting of Shareholders).

         10.12 Consolidated Products, Inc. 1992 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1993 related to its 1993 Annual Meeting of Shareholders).

         10.13 Consolidated Products, Inc. 1994 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1994 related to the 1994 Annual Meeting of Shareholders).

         10.14 Consolidated Products, Inc. 1994 Nonemployee Director Stock Option Plan. (Incorporated by reference in to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1994 related to its 1994 Annual Meeting of Shareholders).

         10.15 Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

         10.16 Consolidated Products, Inc. 1995 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

(11)      11.01  Computation of Earnings Per Share.                           37

(12)             No exhibit.

(13)             No exhibit.

(16)             No exhibit.

(18)             No exhibit.

(19)             No exhibit.

(21)     21.01   Subsidiaries of the Registrant.                              38

(22)             No exhibit.

(23)     23.01   Consent of Ernst & Young LLP.                                39

(24)             No exhibit.

(25)             No exhibit.

(27)     27.01   Financial data schedule.

(28)             No exhibit.

(99)             No exhibit.

(b) REPORTS ON FORM 8-K.

OCTOBER 6, 1995 - THE FOLLOWING EVENT WAS REPORTED.

Item 5. New senior note agreement and private shelf facility effective September 27, 1995 and extension of revolving line of credit effective September 26, 1995.

No financial statements were filed as a part of this report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 26, 1995.

                                      CONSOLIDATED PRODUCTS, INC.
                                      By: /s/ James W. Bear
                                          -----------------------------------
                                          James W. Bear
                                          Senior Vice President and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 26, 1995.

/s/ E. W. Kelley
-------------------------       Director
E. W. Kelley

/s/ S. Sue Aramian
-------------------------       Director
S. Sue Aramian

/s/ Alan B. Gilman
-------------------------       President, Chief Executive Officer and Director
Alan B. Gilman                  (Principal Executive Officer)

/s/ James W. Bear
-------------------------       Senior Vice President and Treasurer
James W. Bear                   (Principal Financial Officer)

/s/ Kevin F. Beauchamp
-------------------------       Vice President and Controller
Kevin F. Beauchamp

/s/ Alva T. Bonda
-------------------------       Director
Alva T. Bonda

/s/ Neal Gilliatt
-------------------------       Director
Neal Gilliatt

/s/ Charles E. Lanham
-------------------------       Director
Charles E. Lanham

/s/ J. Fred Risk
-------------------------       Director
J. Fred Risk

/s/ James Williamson, Jr.
-------------------------      Director
James Williamson, Jr.

                           FINANCIAL STATEMENTS AND SCHEDULES

CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 27, 1995, SEPTEMBER 28, 1994 AND SEPTEMBER 29, 1993)

                                                  1995               1994                1993
                                          ---------------------------------------------------
Revenues
    Net sales                             $186,739,591       $158,636,627        $132,509,229
    Franchise fees                           1,880,220          1,138,949             783,970
    Other, net                               1,512,766          1,397,811             863,031
                                          ---------------------------------------------------
                                           190,132,577        161,173,387         134,156,230
                                          ---------------------------------------------------

Costs and Expenses
    Cost of sales                           49,072,393         41,702,229          34,506,742
    Restaurant operating costs              85,572,053         73,477,598          61,993,885
    Selling, general and administrative     21,042,628         17,917,935          14,345,247
    Depreciation and amortization            7,021,497          5,916,278           5,683,554
    Amortization of pre-opening costs        1,965,334          1,555,294             397,189
    Rent                                     6,048,909          4,640,733           3,718,450
    Interest                                 2,369,138          3,616,738           3,960,904
    Interest - capital leases                  914,481          1,022,659           1,139,525
                                          ---------------------------------------------------
                                           174,006,433        149,849,464         125,745,496
                                          ---------------------------------------------------

Earnings Before Income Taxes                16,126,144         11,323,923           8,410,734

Income Taxes                                 6,100,000          4,150,000           3,220,000
                                          ---------------------------------------------------

Net Earnings                              $ 10,026,144       $  7,173,923        $  5,190,734
                                          ---------------------------------------------------
                                          ---------------------------------------------------

Net Earnings Per Common and Common
  Equivalent Share:

     Primary                              $        .95       $        .88        $        .68

     Fully diluted                        $        .82       $        .64        $        .49

Weighted Average Shares and Equivalents:

     Primary                                10,591,362          8,125,314           7,655,702

     Fully diluted                          12,672,813         12,423,775          12,023,015

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
-------------------------------------------------------------------------------
Consolidated Products, Inc.
(SEPTEMBER 27, 1995 AND SEPTEMBER 28, 1994)

                                                                          1995               1994
                                                                  -------------------------------
Assets
  Current Assets
    Cash, including cash equivalents of $615,000 in 1995
      and $9,012,000 in 1994                                      $  1,350,139        $10,326,159
    Receivables                                                      5,123,102          2,165,177
    Inventories                                                      3,619,687          3,009,516
    Deferred income taxes                                              747,000            801,000
    Other current assets                                             3,611,261          3,112,136
                                                                  -------------------------------
    Total current assets                                            14,451,189         19,413,988
                                                                  -------------------------------
                                                                  -------------------------------
   Property and Equipment
     Land                                                           21,425,346         12,352,930
     Buildings                                                      18,138,352         14,200,657
     Leasehold improvements                                         31,062,184         25,568,627
     Equipment                                                      51,194,014         42,934,328
     Construction in progress                                        7,957,312          3,334,106
                                                                  -------------------------------
                                                                   129,777,208         98,390,648
     Less accumulated depreciation and amortization                (51,664,749)       (46,735,270)
                                                                  -------------------------------
     Net property and equipment                                     78,112,459         51,655,378
                                                                  -------------------------------

   Net Leased Property                                               5,970,236          7,259,328

   Deferred Income Taxes                                               558,000            758,000

   Other Assets                                                        741,913          1,241,390
                                                                  -------------------------------
                                                                  $ 99,833,797       $ 80,328,084
                                                                  -------------------------------
                                                                  -------------------------------
Liabilities and Shareholders' Equity
  Current Liabilities
    Accounts payable                                              $  9,242,512       $  7,246,178
    Accrued expenses                                                14,292,194         12,602,512
    Current portion of senior note                                   4,250,000          3,500,000
    Current portion of obligations under capital leases              1,170,946          1,140,864
                                                                  -------------------------------
    Total current liabilities                                       28,955,652         24,489,554
                                                                  -------------------------------

  Obligations Under Capital Leases                                   8,262,690          9,885,522

  Senior Note                                                       20,000,000         14,250,000

  Subordinated Convertible Debentures                                       --         11,988,400

  Shareholders' Equity
    Common stock -- $.50 stated value, 25,000,000 shares
      authorized -- shares issued:  12,471,879 in 1995;
        7,490,818 in 1994                                            6,235,940          3,745,409
      Additional paid-in capital                                    31,952,996         14,696,829
      Retained earnings                                              6,405,050          3,004,530
      Less treasury stock -- at cost: 139,564 shares in 1995;
        265,690 shares in 1994                                      (1,978,531)        (1,732,160)
                                                                  -------------------------------
      Total shareholders' equity                                    42,615,455         19,714,608
                                                                  -------------------------------
                                                                  $ 99,833,797       $ 80,328,084
                                                                  -------------------------------
                                                                  -------------------------------

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 27, 1995, SEPTEMBER 28, 1994 AND SEPTEMBER 29, 1993)


                                                                      1995               1994                1993
                                                              ---------------------------------------------------
Operating Activities
  Net earnings                                                $ 10,026,144        $  7,173,923       $  5,190,734
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                                7,021,497           5,916,278          5,683,554
    Amortization of pre-opening costs                            1,965,334           1,555,294            397,189
    Provision for deferred income taxes                            254,000           1,092,000            461,000
    Changes in receivables and inventories                        (381,328)           (849,931)          (834,381)
    Changes in other assets                                     (1,970,901)         (2,684,948)          (437,657)
    Changes in income taxes payable                                647,934           1,104,806           (526,859)
    Changes in accounts payable and accrued expenses             3,271,363           4,624,389         (1,207,160)
    (Gain) loss on disposal of property                            160,190             (81,920)            74,830
                                                              ---------------------------------------------------
  Net cash provided by operating activities                     20,994,233          17,849,891          8,801,250
                                                              ---------------------------------------------------

Investing Activities
  Additions of property and equipment                          (42,898,950)        (20,566,614)       (14,765,513)
  Net proceeds from disposal of property and equipment           6,715,490           7,097,144          1,699,662
                                                              ---------------------------------------------------
  Net cash used in investing activities                        (36,183,460)        (13,469,470)       (13,065,851)
                                                              ---------------------------------------------------

Financing Activities
  Proceeds from long-term debt                                  10,000,000                  --                 --
  Principal payments on debt and capital lease obligations      (4,327,641)         (3,650,192)        (2,861,688)
  Proceeds from equipment and property leases                      695,386             845,486            834,860
  Lease payments on subleased properties                          (637,673)           (768,618)          (801,832)
  Cash dividends paid in lieu of fractional shares                  (8,748)             (8,790)            (6,547)
  Cash paid in lieu of fractional shares                            (4,260)                 --                 --
  Proceeds from exercise of stock options                          102,293             360,999            125,113
  Proceeds from stock offering                                          --                  --          3,176,500
  Proceeds from employee stock purchase plan                       393,850             343,918                 --
                                                              ---------------------------------------------------
  Net cash provided by (used in) financing activities            6,213,207          (2,877,197)           466,406
                                                              ---------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                (8,976,020)          1,503,224         (3,798,195)
Cash and Cash Equivalents at Beginning of Year                  10,326,159           8,822,935         12,621,130
                                                              ---------------------------------------------------

Cash and Cash Equivalents at End of Year                      $  1,350,139        $ 10,326,159       $  8,822,935
                                                              ---------------------------------------------------
                                                              ---------------------------------------------------

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 27, 1995, SEPTEMBER 28, 1994 AND SEPTEMBER 29, 1993)

                                                                                Additional
                                                                     Common        Paid-In       Retained        Treasury Stock
                                                                      Stock        Capital       Earnings      Shares       Amount
                                                                 -----------------------------------------------------------------
Balance at September 30, 1992                                    $2,804,673    $   200,121    $   957,391     658,923   $2,183,253
   Net earnings                                                                                 5,190,734
   Shares issued under stock option plan                                           116,844                   (172,420)    (344,607)
   Shares exchanged to exercise stock options                                                                  42,415      336,338
   Shares granted under Capital Appreciation Plan                                  101,799                    (28,100)    (110,451)
   Shares forfeited under Capital Appreciation Plan                                    438                      3,993       10,751
   Changes in unamortized value of shares granted
     under Capital Appreciation Plan                                                                                        84,859
   Tax benefit relating to incentive stock plans                                   299,986
   Ten percent common stock dividend declared
     December 10, 1992 (550,795 shares)                             275,398      4,130,963     (4,406,361)
   Cash dividends paid in lieu of fractional shares                                                (6,547)
   Shares issued from stock offering (495,000 shares)               247,500      2,929,000
   Shares issued for conversion of subordinated
     debentures (123,914 shares)                                     61,957        363,500
                                                                 -----------------------------------------------------------------

Balance at September 29, 1993                                     3,389,528      8,142,651      1,735,217     504,811    2,160,143
  Net earnings                                                                                  7,173,923
  Shares issued under stock option plan                                              6,007                   (238,293)    (726,620)
  Shares exchanged to exercise stock options                                                                   38,572      371,628
  Shares granted under Capital Appreciation Plan                                   194,192                    (34,400)     (72,408)
  Shares granted to Profit Sharing Plan                                                425                     (5,000)     (41,029)
  Changes in unamortized value of shares granted
    under Capital Appreciation Plan                                                                                         40,446
  Tax benefit relating to incentive stock plans                                    370,715
  Ten percent common stock dividend declared
    December 20, 1993 (637,386 shares)                              318,693      5,577,127     (5,895,820)
  Cash dividends paid in lieu of fractional shares                                                 (8,790)
  Shares issued for Employee Stock Purchase Plan                     23,120        320,798
  Shares issued for conversion of subordinated
    debentures (28,136 shares)                                       14,068         84,914
                                                                 -----------------------------------------------------------------

Balance at September 28, 1994                                     3,745,409     14,696,829      3,004,530     265,690    1,732,160
  Net earnings                                                                                 10,026,144
  Shares issued under stock option plan                                            (32,012)                   (70,532)    (328,263)
  Shares exchanged to exercise stock options                                                                   14,906      193,958
  Shares granted under Capital Appreciation Plan                                   695,734                    (70,500)    (233,141)
  Shares granted to Profit Sharing Plan
  Changes in unamortized value of shares granted
    under Capital Appreciation Plan                                                                                        613,817
  Tax benefit relating to incentive stock plans                                    471,945
  Ten percent common stock dividend declared
    December 20, 1994 (767,174 shares)                              383,587      6,233,289     (6,616,876)
  Cash dividends paid in lieu of fractional shares                                                 (8,748)
  Shares issued for Employee Stock Purchase Plan                     24,858        368,992
  Shares issued for conversion of subordinated
    debentures (4,164,171 shares)                                 2,082,086      9,518,219
                                                                 -----------------------------------------------------------------
Balance at September 27, 1995                                    $6,235,940    $31,952,996     $6,405,050     139,564   $1,978,531
                                                                 -----------------------------------------------------------------
                                                                 -----------------------------------------------------------------


SEE ACCOMPANYING NOTES.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 27, 1995, SEPTEMBER 28, 1994 AND SEPTEMBER 29, 1993)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:
    The consolidated financial statements of Consolidated Products, Inc. (the "Company") include the accounts of Consolidated Products, Inc. (parent) and its three wholly-owned subsidiaries: Steak n Shake, Inc., Consolidated Specialty Restaurants, Inc. and SNS Investment Company. All intercompany items have been eliminated. The Company's fiscal year ends on the last Wednesday in September.

CASH, INCLUDING CASH EQUIVALENTS:
    The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents primarily consist of bank repurchase agreements, U.S. Government securities and money market accounts, substantially all of which have maturities of three months or less.

RECEIVABLES:
    At September 27, 1995, receivables include $3,150,000 related to the cost of three properties for which sale and leaseback contracts have been entered into for the sale of these properties.

INVENTORIES:
    Inventories are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT:
    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the assets (15 to 25 years for buildings and 5 to 10 years for restaurant equipment). Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

LEASED PROPERTY:
    The lower of fair market value or the discounted value of that portion of a capital lease attributable to building costs is capitalized and amortized by the straight-line method over the term of such leases and included with depreciation expense. The portions of such leases relating to land are accounted for as operating leases.

FRANCHISE FEES:
    Unit franchise fees and area development fees are recorded as revenue when the related restaurant begins operations. Royalty fees based on franchise sales are recognized as revenue on the accrual basis of accounting.

PRE-OPENING COSTS:
    Pre-opening costs, which represent expenses incurred before a new restaurant opens, are capitalized and then amortized from the opening date over a one-year period.

INCOME TAXES:
    The Company uses the liability method prescribed by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

EMPLOYEES' PROFIT SHARING PLAN:
    The Consolidated Products, Inc. Employees' Profit Sharing Plan is a defined contribution plan covering substantially all employees of the Company after they have attained age 21 and completed one year of service. Contributions to the Plan, which are subject to the discretion of the Board of Directors, amounted to $880,000 for 1995, $710,000 for 1994 and $585,000
for 1993.

DEFERRED DEBT COSTS:
    Certain fees and expenses incurred to obtain long-term financing are being amortized over the life of the related borrowings. These costs totaled $554,000 of which the unamortized balance was $325,000 as of September 27, 1995.

ADVERTISING EXPENSES:
    Advertising costs are charged to expense as incurred. These expenses totaled $5,401,000 for 1995, $4,266,000 for 1994 and $3,558,000 for 1993.

STOCK DIVIDEND
     On December 20, 1994, the Company declared a 10% stock dividend distributable on January 20, 1995 to shareholders of record on January 5, 1995. Accordingly, all references in the consolidated financial statements related to per share amounts, average shares outstanding, conversion prices and information concerning Stock Option and Capital Appreciation Plans have been adjusted retroactively to reflect the stock dividend.

INCOME TAXES
     The components of the provision for income taxes consist of the following:

                                                  1995        1994        1993
                                                  ----        ----        ----
Current:
 Federal                                    $4,486,000  $1,983,000  $1,924,000
 State                                       1,360,000   1,075,000     835,000
Deferred                                       254,000   1,092,000     461,000
                                             ---------   ---------   ---------
Total income taxes                          $6,100,000  $4,150,000  $3,220,000
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:


                                                  1995        1994        1993
                                                  ----        ----        ----
Tax at U.S. statutory rates                 $5,578,000  $3,863,000  $2,860,000
State income taxes, net of federal tax
 benefit                                       884,000     710,000     551,000
Employer's FICA tax credit                    (260,000)   (201,000)         --
Targeted jobs tax credit                       (35,000)   (135,000)   (135,000)
Other                                          (67,000)    (87,000)    (56,000)
                                             ---------   ---------   ---------
Total income taxes                          $6,100,000  $4,150,000  $3,220,000
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------


    Income taxes paid totaled $5,199,000 in 1995, $2,807,000 in 1994 and $3,290,000 in 1993.

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences are expected to reverse. The components of the Company's net deferred tax asset consist of the following:


                                                  1995        1994
                                                  ----        ----
Deferred tax assets:
  Insurance reserves                        $  776,000  $  783,000
  Capital leases                             1,022,000   1,062,000
  Other                                        933,000     456,000
                                             ---------   ---------
    Total deferred tax assets                2,731,000   2,301,000
                                             ---------   ---------
Deferred tax liabilities:
  Depreciation                                 743,000     293,000
  Restaurant pre-opening costs                 585,000     327,000
  Other                                         98,000     122,000                                             ---------   ---------
                                             ---------   ---------
    Total deferred tax liabilities           1,426,000     742,000                                             ---------   ---------
                                             ---------   ---------
Net deferred tax asset                       1,305,000   1,559,000
Less current portion                           747,000     801,000                                             ---------   ---------
                                             ---------   ---------
                                            $  558,000  $  758,000                                             ---------   ---------
                                             ---------   ---------
                                             ---------   ---------


LEASED ASSETS AND LEASE COMMITMENTS


                                                        1995        1994
                                                        ----        ----

Leased property under capital leases,
 less accumulated amortization of $9,079,286
 and $9,378,291                                   $3,802,939  $4,540,791
Long-term portion of net investment in
 direct financing leases                           2,167,297   2,718,537
                                                   ---------   ---------
Net leased property                               $5,970,236  $7,259,328
                                                   =========   =========

    The Company leases the majority of its physical facilities under noncancelable lease agreements. Steak n Shake restaurants typically have initial terms of eighteen to twenty-five years and renewal terms aggregating twenty years or more and Consolidated Specialty Restaurants typically have terms of ten to fifteen years and three five-year renewal terms. These leases require the subsidiaries to pay real estate taxes, insurance and maintenance costs. Certain leased facilities which are no longer operated by the subsidiaries, but have been subleased to third parties, are classified as non-operating properties in the table below of minimum future rental payments. Minimum future rental payments have not been reduced by minimum sublease rentals of $3,500,000 related to capital leases and $6,953,000 related to operating leases receivable in the future under noncancelable subleases.

    At September 27, 1995, obligations under noncancelable capital leases and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:


                                          Capital Leases (000's)          Operating Leases (000's)
                                      ------------------------------      ------------------------
                                                     Non-                    Non-
                                      Operating    Operating               Operating    Operating
Year                                  Property     Property     Total      Property     Property
----                                  ---------    ---------    -----      ---------    ---------

1996                                  $ 1,604      $  672      $ 2,276    $ 5,620        791
1997                                    1,583         672        2,255      5,504        794
1998                                    1,525         672        2,197      5,460        799
1999                                    1,312         672        1,984      5,288        799
2000                                    1,133         604        1,737      4,923        715
After 2000                              3,018         532        3,550     40,994      3,055
                                       ------       -----       ------     ------      -----
Total minimum future rental payments   10,175       3,824       13,999    $67,789     $6,953
                                                                           ------      -----
                                                                           ------      -----
Less amount representing interest       3,416       1,149        4,565
                                       ------       -----       ------
Total obligations under capital leases  6,759       2,675        9,434
Less current portion                      854         317        1,171
                                       ------       -----       ------
Long-term obligations under capital
 leases                               $ 5,905      $2,358      $ 8,263
                                       ======       =====       ======


     During 1995 and 1994, the Company received net proceeds of $5,544,242 involving five properties, and $6,647,325 involving seven properties, respectively, from sale and leaseback transactions. Since these leases are classified as operating, any related gains on the transactions have been deferred and are being amortized in proportion to the related gross rental charged to expense over the eighteen-year lease terms.

  Direct financing leases resulted from subleasing certain of the aforementioned leased facilities and the leasing of certain Company-owned facilities identified for disposal. Net investment in direct financing leases consists of:




                                                        1995        1994
                                                        ----        ----

Total minimum lease payments to be received       $3,899,160  $4,996,508
Less unearned income                               1,391,265   1,963,715
                                                   ---------   ---------
Net investment in direct financing leases          2,507,895   3,032,793
Less current portion included in receivables         340,598     314,256
                                                   ---------   ---------
Long-term net investment                          $2,167,297  $2,718,537
                                                   ---------   ---------
                                                   ---------   ---------


    At September 27, 1995, minimum annual lease payments on direct financing leases of approximately $625,000 per year are receivable over the next five years.

DEBT

SENIOR NOTE

    On September 27, 1995, the Company entered into a $25,000,000 ten-year Senior Note Agreement and Private Shelf Facility (the "Agreement"). At September 27, 1995, the Company had borrowed $10,000,000 under this Agreement. The borrowings bear interest at 7.7% and the amounts maturing in each of the five fiscal years subsequent to September 27, 1995 are as follows: 1996 - $0; 1997 -$0; 1998 - $433,333; 1999 - $433,333; 2000 - $945,238. The Company was
also committed to borrowing an additional $5,000,000 under this Agreement by November 15, 1995 at an interest rate of 7.4%. The remaining $10,000,000 available under this Agreement may be borrowed over the three-year period ending September 27, 1998 at interest rates based upon market rates at the time of borrowing. A 12.44% senior note agreement with this same lender dated
November 1, 1990 was consolidated into this Agreement. The amount from the previous senior note outstanding at September 27, 1995 was $14,250,000 and is repayable as follows: 1996 - $4,250,000; 1997 -$5,000,000; 1998 - $5,000,000.
The Agreement is unsecured and contains restrictions which, among other things, require the Company to maintain certain financial ratios.

10% SUBORDINATED CONVERTIBLE DEBENTURES
    On April 4, 1995, the Company completed the call of its 10% Subordinated Convertible Debentures due November 20, 2002 ("the Debentures"). Holders of the Debentures ("Holders") electing conversion of their Debentures into common stock received one share of the Company's common stock for each $2.82 of Debenture principal held on the date of conversion plus cash for any remaining fractional portion. Holders electing redemption of their Debentures received cash in the principal amount of the Debentures, plus accrued interest up to April 4, 1995. The call of the Company's Debentures resulted in $10,468,000 of the Company's long-term debt being converted to equity.

REVOLVING CREDIT AGREEMENT
    On September 26, 1995, the Company extended its bank commitment for an unsecured revolving line of credit of $30,000,000 to December 1997. The line of credit, with borrowing rates based on LIBOR plus 87.5 basis points or the prime rate of interest, includes an option for conversion into a five-year term loan with a ten-year amortization schedule. No borrowings were outstanding under the line of credit as of September 27, 1995.

    During fiscal 1995, interest capitalized in connection with financing additions to property and equipment amounted to $538,000 pursuant to the Company's adoption of the Statement of Financial Accounting
Standards No. 34, "Capitalization of Interest" in fiscal 1995.

   Interest paid on all debt amounted to $4,063,000 in 1995, $4,259,000 in 1994 and $3,863,000 in 1993.

ACCRUED EXPENSES

                                                      1995          1994
                                                      ----          ----
   Salaries and wages                          $ 4,402,889    $ 3,682,695
   Insurance                                     2,938,352      2,521,690
   Property taxes                                1,940,653      1,695,990
   Other                                         5,010,300      4,702,137
                                                ----------     ----------
                                               $14,292,194    $12,602,512
                                                ==========     ==========

CAPITAL APPRECIATION PLAN

    The Capital Appreciation Plans established in 1991 and 1994 provide for tandem awards of Common Stock (restricted shares) and book units of up to 219,615 and 132,000 shares and related units, respectively. These awards are restricted for a period of three years and are returnable to the Company if the grantee is not employed (except for reasons of retirement, permanent disability or death) by the Company at the end of the period. The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share and the common stock dividends paid per share during the period. The total value of the stock grant (based upon market value at the date of the grant) is credited to treasury stock and amortized to compensation expense ratably over the three-year period. The 1991 Plan expired on December 31, 1993, however, the total number of shares and book units granted under the 1991 Plan for which restrictions have not lapsed was 75,625 at September 27, 1995; 108,900 at September 28, 1994; and 138,432 at
September 29, 1993. The total number of shares and book units granted under the 1994 Plan for which restrictions have not lapsed was 72,550 at September 27, 1995 and 59,450 shares were reserved for future grants. The amount charged to expense under the Plans was $438,067 in 1995; $345,365 in 1994; and $191,320 in 1993.

STOCK OPTION PLANS
EMPLOYEE STOCK OPTION PLAN

    In February 1995, the shareholders approved the 1995 Employee Stock Option Plan ("the 1995 Plan"), which provides for the granting of 330,000 stock options. All options granted under the 1995 Plan are incentive stock options exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire five years from the date of grant. Options were granted under the 1995 Plan to officers and key employees selected by the Stock Option Committee. At September 27, 1995, 115,700 options have been granted under the 1995 Plan and 23,060 are exercisable.

    In February 1993, the shareholders approved the 1992 Employee Stock Option Plan ("the 1992 Plan"), which provides for the granting of 242,000 stock options. All options granted under the 1992 Plan are incentive stock options exercisable on the same terms as the 1995 Plan. The options expire five years from the date of grant. Options were granted under the 1992 Plan to officers and key employees selected by the Stock Option Committee. At September 27, 1995, 241,061 options have been granted under the 1992 Plan and 111,194 are exercisable.

    The Company's 1983 Employee Stock Option Plan ("the 1983 Plan") expired on September 30, 1992. All options outstanding at September 27, 1995 under the 1983 Plan are nonqualified stock options exercisable on the same terms as the 1992 Plan. At September 27, 1995, 177,992 options were exercisable under the 1983 Plan.

    As of September 27, 1995, 556,785 shares of Common Stock were subject to issuance upon the exercise of outstanding options. The following table summarizes the changes in options outstanding and related average prices under the 1995, 1992 and 1983 Plans:

                                                                  Average
                                                   Shares          Price
                                                   ------         -------
Outstanding at September 30, 1992                674,432          $3.27
 Fiscal 1993 Activity:
    Granted                                      131,406           6.20
    Exercised                                   (214,915)          2.10
    Canceled                                     (20,451)          4.65
                                                ---------
Outstanding at September 29, 1993                570,472           4.34
 Fiscal 1994 Activity:
    Granted                                      113,850           8.74
    Exercised                                   (152,999)          2.85
    Canceled                                     (12,989)          4.42
                                                ---------
Outstanding at September 28, 1994                518,334           5.75
 Fiscal 1995 Activity:
    Granted                                      120,761          12.96
    Exercised                                    (73,087)          4.05
    Canceled                                      (9,223)          8.11
                                                 --------
Outstanding at September 27, 1995                556,785          $7.45
                                                ========

NONEMPLOYEE DIRECTOR STOCK OPTION PLANS
    The Company's 1991, 1994 and 1995 Nonemployee Director Stock Option Plans ("the 1991, 1994 and 1995 Plans") provide for the grant of nonqualified stock options at a price equal to the fair market value of the Common Stock on the date of the grant. Options outstanding under each Plan are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire five years from the date of grant.

    An aggregate of 40,995 shares of Common Stock are reserved for the grant of options under the 1991 Plan. At September 27, 1995, all of the options authorized under the 1991 Plan have been granted at a price of $3.33, of which 19,619 are exercisable. No options have been canceled since the inception of the 1991 Plan and 13,177 options have been exercised.

    An
aggregate of 32,670 shares of Common Stock are reserved for the grant of options under the 1994 Plan. At September 27, 1995, all of the options authorized under the 1994 Plan have been granted at a price of $8.16 of which 13,068 are exercisable. No options have been canceled or exercised since the inception of the 1994 Plan.

    An aggregate of 27,500 shares of Common Stock are reserved for the grant of options under the 1995 Plan. At September 27, 1995, all of the options authorized under the 1995 Plan have been granted at a price of $9.18 of which 5,500 are exercisable. No options have been canceled or exercised since the inception of the 1995 Plan.

EMPLOYEE STOCK PURCHASE PLAN
    In February 1993, the shareholders approved a tax-qualified Employee Stock Purchase Plan, providing for a maximum of 60,500 shares of Common Stock per year for five years. The Plan is available to all eligible employees of the Company and its subsidiaries as determined by the Board of Directors and has a calendar plan year. Employees are able to purchase shares of Common Stock each year through payroll deductions from 2% to 10% of compensation up to a maximum allowable fair market value of $10,000 or 1,000 shares per year, whichever is less. The purchase price will be the lesser of 85% of the market price, as defined, on the first or last trading day of the plan year. During fiscal 1995 and fiscal 1994, 49,716 shares and 46,240 shares, respectively, have been purchased and issued to employees.

RELATED PARTY TRANSACTIONS
    Kelley & Partners, Ltd. owned 1,205,456 shares, or 9.8%, of the Company at September 27, 1995. Additionally, certain of the partners, who also serve as officers and/or directors of the Company, collectively controlled 1,644,311 shares, or 13.3% of the Company's outstanding stock at September 27, 1995.

    Kelley & Partners, Ltd. and affiliates held $4,860,100 of the Debentures at September 28, 1994, all of which were converted into shares of the Company's common stock upon call of the Debentures (see Debt note). Interest expense on related party debt was $249,681 in 1995, $488,193 in 1994 and $490,262 in 1993.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
    Primary earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of common shares outstanding and common equivalent shares. Common equivalent shares include shares subject to purchase under stock options and stock warrants. Primary weighted average shares and equivalents increased due to an increase in the number of shares outstanding arising from the conversion of the Company's 10% subordinated convertible debentures into the Company's common stock effective April 3, 1995.

    Fully diluted earnings per common and common equivalent share assumes, in addition to the above, that the Debentures were converted at the date of issuance, and that net earnings are increased by the actual amount of interest expense, net of income taxes, related to the Debentures.

    The following table presents information necessary to calculate earnings per common and common equivalent share:



                                                                           1995          1994           1993
                                                                           ----          ----           ----
Primary:
    Weighted average shares outstanding                               10,264,804    7,793,298      7,296,905
    Share equivalents                                                    326,558      332,016        358,797
                                                                      ----------   ----------     ----------
    Weighted average shares and equivalents                           10,591,362    8,125,314      7,655,702
Fully Diluted:                                                        ----------   ----------     ----------
    Weighted average shares outstanding                               10,264,804    7,793,298      7,296,905
    Share equivalents                                                    402,631      358,123        362,852
    Conversion of Debentures                                           2,005,378    4,272,354      4,363,258
                                                                      ----------   ----------     ----------
    Weighted average shares and equivalents                           12,672,813   12,423,775     12,023,015
Net earnings:                                                         ----------   ----------     ----------
    Net earnings for primary earnings per share computation         $10,026,144   $ 7,173,923    $ 5,190,734
    Add-interest expense, net of income taxes, applicable to
    Debentures                                                          333,003       722,368        736,769
                                                                     ----------    ----------     ----------
    Net earnings as adjusted for fully diluted earnings per share
    computation                                                     $10,359,147   $ 7,896,291    $ 5,927,503
                                                                     ==========    ==========     ==========

                                             34

MANAGEMENT'S REPORT
-------------------------------------------------------------------------------
Consolidated Products, Inc.
MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

    The management of Consolidated Products, Inc. is responsible for the preparation, integrity and objectivity of the Company's financial statements and the other financial information in this report. The financial statements were prepared in conformity with generally accepted accounting principles and reflect in all material respects the Company's results of operations and the financial position for the periods shown based upon management's best estimates and judgments.

    In addition, management maintains internal control systems which are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and which produce records adequate for preparation of financial information. There are limits inherent in all systems of internal accounting control based on the recognition that the cost of such systems should not exceed the benefits to be derived. We believe the Company's systems provide the appropriate balance. The effectiveness of the control systems is supported by the selection and training of qualified personnel, an organizational structure that provides an appropriate division of responsibility and a strong budgetary system of control.

    The Audit Committee of the Board of Directors, which is composed of three outside directors, serves in an oversight role to assure the integrity and objectivity of the Company's financial reporting process. The Committee meets periodically with representatives of management and the independent auditors to review matters of a material nature related to auditing, financial reporting, internal accounting controls and audit results. The independent auditors have free access to the Audit Committee. The Committee is also responsible for making recommendations to the Board of Directors concerning the selection of the independent auditors.


                   /s/ Alan B. Gilman                     /s/ James W. Bear
                   PRESIDENT AND                          SENIOR VICE PRESIDENT
                   CHIEF EXECUTIVE OFFICER                AND CHIEF FINANCIAL OFFICER


REPORT OF INDEPENDENT AUDITORS
-------------------------------------------------------------------------------
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Shareholders and Board of Directors
Consolidated Products, Inc.

    We have audited the accompanying consolidated statements of financial position of Consolidated Products, Inc. as of September 27, 1995 and September 28, 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended September 27, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Products, Inc. at September 27, 1995 and September 28, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 1995, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Indianapolis, Indiana
November 20, 1995