Form 10-Q
period 1995-12-20
CONSOLIDATED PRODUCTS INC /IN/
filed 1996-02-05
CIK 93859

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED DECEMBER 20, 1995

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



   Number of shares of Common Stock outstanding at February 1, 1996: 13,726,597




The Index to Exhibits is located at Page 11.                     Total Pages 13

                           CONSOLIDATED PRODUCTS, INC.

                                      INDEX

                                                                        Page No.
                                                                     -----------
PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

               Consolidated Statements of Financial Position -
                 December 20, 1995 (Unaudited) and September 27, 1995         3

               Consolidated Statements of Earnings (Unaudited)
                 Twelve Weeks Ended December 20, 1995 and December 21, 1994   4

               Consolidated Statements of Cash Flows (Unaudited)
                 Twelve Weeks Ended December 20, 1995 and December 21, 1994   5

               Notes to Consolidated Financial Statements (Unaudited)         6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            8

PART II. OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             11

                         PART I.  FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                           CONSOLIDATED PRODUCTS, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                        DECEMBER 20   SEPTEMBER 27                                       DECEMBER 20   SEPTEMBER 27
                                           1995           1995                                              1995           1995
                                          ------         ------                                            ------         ------
                                        (Unaudited)                                                      (Unaudited)

ASSETS                                                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT ASSETS                                                        CURRENT LIABILITIES
   Cash, including cash equiva-                                       Accounts payable                    $ 12,402,916 $ 9,242,512
    lents of $450,000 in 1996                                         Accrued expenses
    and $615,000 in 1995                $  1,495,135  $ 1,350,139       Salaries and wages                   3,339,970   4,402,889
   Receivables                             2,834,129    1,973,102       Insurance                            2,939,978   2,938,352
   Sale and leaseback properties                                        Property taxes                       1,325,169   1,940,653
    under contract                                --    3,150,000       Other                                6,600,555   5,010,300
   Inventory                               3,608,211    3,619,687     Current portion of obligations
   Deferred income taxes                     747,000      747,000      under capital leases                  1,204,482   1,170,946
   Other current assets                    4,134,862    3,611,261     Current portion of senior note         5,000,000   4,250,000
                                        ------------  -----------                                         ------------ -----------
   Total current assets                   12,819,337   14,451,189     Total current liabilities             32,813,070  28,955,652
                                        ------------  -----------                                         ------------ -----------

PROPERTY AND EQUIPMENT
   Land                                   24,543,348   21,425,346     OBLIGATIONS UNDER
   Buildings                              21,708,828   18,138,352      CAPITAL LEASES                        7,970,671   8,262,690
   Leasehold improvements                 32,958,996   31,062,184
   Equipment                              54,793,364   51,194,014     REVOLVING LINE OF CREDIT               2,000,000          --
   Construction in progress                7,537,616    7,957,312
                                        ------------  -----------     SENIOR NOTE                           20,000,000  20,000,000
                                         141,542,152  129,777,208
   Less accumulated depreciation
    and amortization                     (52,815,757) (51,664,749)
                                        ------------  -----------
   Net property and equipment             88,726,395   78,112,459
                                        ------------  -----------

LEASED PROPERTY
   Leased property under capital                                      SHAREHOLDERS' EQUITY
    leases, less accumulated amorti-                                   Common stock -- $.50 stated value,
    zation of $9,205,926 in 1996                                        25,000,000 shares authorized --
    and $9,079,286 in 1995                 3,675,948    3,802,939       shares issued: 13,791,792 in
   Net investment in direct                                             1996; 12,471,879 in 1995             6,895,896   6,235,940
    financing leases                       2,084,634    2,167,297      Additional paid-in capital           49,532,232  31,952,996
                                        ------------  -----------      Retained earnings (deficit)          (8,980,087)  6,405,050
   Net leased property                     5,760,582    5,970,236      Less treasury stock -- at cost:
                                        ------------  -----------       74,186 shares in 1996;
DEFERRED INCOME TAXES                        558,000      558,000       139,564 shares in 1995              (1,670,082) (1,978,531)
                                                                                                          ------------ -----------
OTHER ASSETS                                 697,386      741,913      Total shareholders' equity           45,777,959  42,615,455
                                        ------------  -----------                                         ------------ -----------
                                        $108,561,700  $99,833,797                                         $108,561,700 $99,833,797
                                        ------------  -----------                                         ------------ -----------
                                        ------------  -----------                                         ------------ -----------



SEE ACCOMPANYING NOTES.

                                CONSOLIDATED PRODUCTS, INC.
                          CONSOLIDATED STATEMENTS OF EARNINGS
                                      (UNAUDITED)

                                                       TWELVE WEEKS ENDED
                                                -------------------------------
                                                DECEMBER 20         DECEMBER 21
                                                    1995                1994
                                                -----------         -----------
   REVENUES
    Net sales                                  $ 47,007,551        $ 39,631,070
    Franchise fees                                  565,057             350,578
    Other, net                                      538,856             351,518
                                               ------------        ------------
                                                 48,111,464          40,333,166
                                               ------------        ------------
   COSTS AND EXPENSES
    Cost of sales                                12,339,147          10,449,101
    Restaurant operating costs                   21,265,305          18,129,342
    Selling, general and administrative           5,288,017           4,344,044
    Depreciation and amortization                 1,826,120           1,455,030
    Amortization of pre-opening costs               657,194             382,891
    Rent                                          1,640,222           1,246,523
    Interest                                        671,529             972,096
                                                -----------        ------------
                                                 43,687,534          36,979,027
                                                -----------        ------------

   EARNINGS BEFORE INCOME TAXES                   4,423,930           3,354,139

   INCOME TAXES                                   1,670,000           1,275,000
                                                -----------         -----------

   NET EARNINGS                                 $ 2,753,930         $ 2,079,139
                                                -----------         -----------
                                                -----------         -----------


   NET EARNINGS PER COMMON AND
     COMMON EQUIVALENT SHARE:
     Primary                                    $       .20         $       .22

     Fully diluted                              $       .20         $       .16

   WEIGHTED AVERAGE SHARES
    AND EQUIVALENTS:
    Primary                                      14,027,352           9,385,149

    Fully diluted                                14,027,617          13,747,679




   SEE ACCOMPANYING NOTES.

                               CONSOLIDATED PRODUCTS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                                 TWELVE WEEKS ENDED
                                                            -------------------------------
                                                            DECEMBER 20         DECEMBER 21
                                                               1995                1994
                                                            -----------         -----------

   OPERATING ACTIVITIES
     Net earnings                                         $  2,753,930        $  2,079,139
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
      Depreciation and amortization                          1,826,120           1,455,030
      Amortization of pre-opening costs                        657,194             382,891
      Changes in receivables and inventories                  (883,216)           (559,890)
      Changes in other assets                               (1,100,797)           (973,753)
      Changes in income taxes payable                        1,585,786             934,328
      Changes in accounts payable
        and accrued expenses                                 1,488,487             742,007
      (Gain) loss on disposal of property                       53,558             (62,334)
                                                          ------------        ------------

     Net cash provided by operating activities               6,381,062           3,997,418
                                                          ------------        ------------

   INVESTING ACTIVITIES
     Additions of property and equipment                   (12,792,502)         (7,801,859)
     Net proceeds from disposal of
       property and equipment                                3,645,432               4,370
                                                          ------------        ------------
     Net cash used in investing activities                  (9,147,070)         (7,797,489)
                                                          ------------        ------------
   FINANCING ACTIVITIES
     Principal payments on debt
       and capital lease obligations                        (4,438,697)         (3,697,200)
     Proceeds from long-term debt                            5,000,000                --
     Proceeds from revolving line of credit                  2,000,000           2,000,000
     Lease payments on subleased properties                   (136,763)           (117,411)
     Proceeds from equipment and property leases               191,718             172,059
     Proceeds from exercise of stock options                   294,746              39,706
                                                           -----------         -----------

     Net cash provided by (used in) financing activities     2,911,004          (1,602,846)
                                                           -----------         -----------

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            144,996          (5,402,917)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          $  1,350,139      $  10,326,159
                                                           ------------      -------------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  1,495,135      $   4,923,242
                                                           ------------      -------------
                                                           ------------      -------------

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

     In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of December 20, 1995, the consolidated statements of earnings for the twelve weeks ended December 20, 1995 and December 21, 1994 and the consolidated statements of cash flows for the twelve weeks ended December 20, 1995 and December 21, 1994 have been included. Certain 1995 items have been reclassified to conform to the 1996 presentation.

     The consolidated statements of earnings for the twelve weeks ended December 20, 1995 and December 21, 1994 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 1995.

SEASONALITY

     Historically, the influence of the seasonality factor on sales has not been significant. However, profitability may be influenced by fluctuations in sales volume because of the nature of the Company's fixed costs.

INTEREST AND INCOME TAXES PAID

     Cash payments for interest during the twelve weeks ended December 20, 1995 and December 21, 1994 amounted to $673,000 and $1,080,000, respectively.
 Cash payments for income taxes during the twelve weeks ended December 20, 1995 and December 21, 1994 amounted to $84,000 and $341,000, respectively.

SHAREHOLDERS' EQUITY

     The number of shares issued as of December 20, 1995 on the consolidated statement of financial position includes 1,246,670 shares which were distributed on January 15, 1996 pursuant to a 10% stock dividend declared on December 12, 1995 to shareholders of record on December 22, 1995.

STOCK OPTIONS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt the provisions of this Statement for its fiscal year beginning September 26, 1996. The Company has not yet determined whether it will adopt the compensation measurement provisions of this Statement or continue to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Primary earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of common shares outstanding and common equivalent shares. Common equivalent shares include shares subject to purchase under stock options and warrants. The decrease in primary earnings per share and the increase in primary weighted average shares and equivalents were attributable to an increase in the number of shares outstanding arising from the conversion of the Company's 10% subordinated convertible debentures ("the Debentures") into the Company's common stock effective April 3, 1995.

     Fully diluted earnings per common and common equivalent share for the twelve weeks ended December 21, 1994 assumes, in addition to the above, that the Debentures were converted at the date of issuance, and that net earnings are increased by the actual amount of interest expense, net of income taxes, related to the Debentures.

     Net earnings per common and common equivalent share and weighted average shares and equivalents for the twelve weeks ended December 21, 1994 have been restated to give effect to the 10% stock dividend declared on December 12, 1995.

     The following table presents information necessary to calculate net earnings per common and common equivalent share:

                                                        TWELVE WEEKS ENDED
                                                  ----------------------------
                                                  DECEMBER 20      DECEMBER 21
                                                     1995              1994
                                                  -----------       ----------
PRIMARY:
 Weighted average shares outstanding               13,671,210       9,083,544

 Share equivalents                                    356,142         301,605
                                                   ----------       ---------

 Weighted average shares and equivalents           14,027,352       9,385,149
                                                   ----------       ---------
                                                   ----------       ---------

FULLY DILUTED:

 Weighted average shares outstanding               13,671,210       9,083,544

 Share equivalents                                    356,407         301,605

 Conversion of Debentures                                 --        4,362,530
                                                   ----------       ---------

 Weighted average shares and equivalents           14,027,617      13,747,679
                                                   ----------      ----------
                                                   ----------      ----------
NET EARNINGS:
 Net earnings for primary earnings
   per share computation                           $2,753,930      $2,079,139

 Add - interest expense, net of income
   taxes, applicable to Debentures                         --         154,566
                                                    ----------      ---------
 Net earnings, as adjusted for fully
   diluted earnings per share computation          $2,753,930      $2,233,705
                                                   ----------      ----------
                                                   ----------      ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In the following discussion, the term "same store sales" refers to the sales of only those units open for two years prior to the fiscal period and which remained open through the end of the fiscal period discussed.

RESULTS OF OPERATIONS

  The following table sets forth the percentage relationship to revenues of items included in the Company's consolidated statements of earnings for the periods indicated:

                                                   TWELVE WEEKS ENDED
                                                 -----------------------
                                                 12/20/95       12/21/94
                                                 --------       --------
 REVENUES
        Net sales                                 97.7%          98.2 %
        Franchise fees                             1.2             .9
        Other, net                                 1.1             .9
                                                  ----           ----
                                                 100.0          100.0
                                                 -----          -----
 COSTS AND EXPENSES
        Cost of sales                             25.6           25.9
        Restaurant operating costs                44.2           45.0
        Selling, general and administrative       11.0           10.8
        Depreciation and amortization              3.8            3.6
        Amortization of pre-opening costs          1.4             .9
        Rent                                       3.4            3.1
        Interest                                   1.4            2.4
                                                 -----          -----
                                                  90.8           91.7
                                                 -----          -----
 EARNINGS BEFORE INCOME TAXES                      9.2            8.3
 INCOME TAXES                                      3.5            3.2
                                                 -----          -----
 NET EARNINGS                                      5.7%           5.1%
                                                 -----          -----
                                                 -----          -----


COMPARISON OF TWELVE WEEKS ENDED DECEMBER 20, 1995 TO TWELVE WEEKS ENDED DECEMBER 21, 1994

REVENUES

     Revenues increased $7,778,000, or 19.3%, due primarily to an increase in Steak n Shake's net sales of $7,565,000. The increase in net sales of Steak n Shake was due to the opening of 29 new units since the beginning of fiscal 1995, partially offset by a decrease in same store sales of 2.5% and the closure of three low-volume units. The decrease in same store sales was attributable to a decrease of 4.3% in customer counts partially offset by a 2.1% increase in check average. After consideration of the cannibalization effect of new restaurants on existing restaurants, same store sales showed no growth. The soft retail environment during the quarter and inclement weather late in the quarter ended December 20, 1995 had a negative impact on Steak n Shake's sales. The decrease in net sales of $189,000 in the specialty restaurants resulted from a 14.6% decrease in same store sales and the closure of a specialty restaurant in the first quarter of fiscal 1995, partially offset by the opening of a new specialty restaurant in the first quarter of fiscal 1996. The decrease in same store sales was attributable to a 17.3% decrease in customer counts partially offset by a 3.3% increase in check average.

     Franchise fees increased $214,000 due to the opening of 15 Steak n Shake franchised units since the beginning of fiscal 1995.

    Other revenues increased $187,000 due to the increase in the number of properties leased to franchisees by the Company's franchise financing subsidiary.

COSTS AND EXPENSES
     Cost of sales increased $1,890,000, or 18.1%, as a result of sales increases. As a percentage of revenues, cost of sales decreased to 25.6% from 25.9%, primarily as a result of a menu price increase and lower beef costs.

     Restaurant operating costs increased $3,136,000, or 17.3%, due to higher labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of revenues, decreased to 44.2% from 45.0%, primarily as a result of the increase in sales.

     Selling, general and administrative expenses increased $944,000 or 21.7%. As a percentage of revenues, selling, general and administrative expenses increased slightly, to 11.0% from 10.8%. Marketing expense, as a percentage of revenues, increased to 3.1% from 2.8% and accounted for $324,000 of the increase, primarily as a result of increased television advertising. Additionally, the increase in expenses was attributable to personnel related costs, which included costs for additional staffing in connection with the development of new restaurants.

     The $371,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1995.

     The $274,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated units opened.

     Rent expense increased $394,000, or 31.6%, as a result of sale and leaseback transactions since the beginning of fiscal 1995 involving eight company-owned properties and a net increase in the number of other leased properties.

     Interest expense decreased $301,000 as a result of the conversion of the 10% Subordinated Convertible Debentures on April 3, 1995 and the Company's adoption of the Statement of Financial Accounting Standards No. 34, "Capitalization of Interest" during fiscal 1995 partially offset by borrowings from the revolving line of credit and senior note.

INCOME TAXES
     The Company's effective income tax rate decreased slightly to 37.8% from 38.0% for the quarter ended December 21, 1994 and remained unchanged from the tax rate for the year ended September 27, 1995.

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

NET EARNINGS      Net earnings increased $675,000, or 32.5%,primarily as a
result of the increase in Steak n Shake's operating earnings. The decrease in primary earnings per share results from an increase in the number of shares outstanding arising from the conversion of the Debentures into the Company's common stock effective April 3, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Twelve Steak n Shake restaurants, including four franchised units, were opened during the quarter ended December 20, 1995 and 12 additional units, including five franchised units, are currently under construction. For the quarter ended December 20, 1995, capital expenditures totaled $12,793,000 as compared to $7,802,000 for the comparable prior year period.

    The Company's current growth plan objective for the Steak n Shake restaurant concept is to open 295 Steak n Shake restaurants, including 135 franchised restaurants, over the five-year period 1996-2000.

     For the quarter ended December 20, 1995, the Company's capital expenditures and the principal repayment on its senior note were funded by the Company's existing cash and cash equivalents, cash flows from operations, proceeds from three sale and leaseback transactions and debt borrowings.

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

        (2)           Not Applicable

        (4)    4.01   Specimen certificate representing Common Stock of
                      Consolidated Products, Inc. (formerly Steak n Shake,
                      Inc.).(Incorporated by reference to the Exhibits to Registration Statement No. 2-80542 on Form S-8 filed with the Commission on April 7, 1989).

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

              10.03 Steak n Shake, Inc. Executive Incentive Bonus Plan. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1,
                      1992).

              10.04 Employment Agreement by and between Richard C. May and the Registrant dated July 19, 1991. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

            10.05 Consultant Agreement by and between James Williamson, Jr. and the Registrant dated November 20, 1990. (Incorporated by reference to the Exhibits to the Registrant's
                      Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

            10.06 Memorandum agreement between Neal Gilliatt and the Registrant dated July 30, 1991. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

            10.07 Area Development Agreement by and between Steak n Shake, Inc. and Consolidated Restaurants Southeast, Inc. (currently Kelley Restaurants, Inc.) dated June 12, 1991 for Charlotte, North Carolina area.(Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1,
                      1992).

            10.08 Area Development Agreement by and between Steak n Shake, Inc. and Consolidated Restaurants Southeast, Inc. (currently Kelley Restaurants, Inc.) dated June 12, 1991 for Atlanta, Georgia area. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

            10.09 Letter from the Registrant to Alan B. Gilman dated June 27, 1992. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

            10.10     Consolidated Products, Inc. 1992 Employee
                      Stock Purchase Plan. (Incorporated by reference in to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1993 related to its 1993 Annual Meeting of Shareholders).

            10.11 Consolidated Products, Inc. 1992 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1993 related to its 1993 Annual Meeting of Shareholders).

            10.12 Consolidated Products, Inc. 1994 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1994 related to the 1994 Annual Meeting of Shareholders).

            10.13 Consolidated Products, Inc. 1994 Nonemployee Director Stock Option Plan. (Incorporated by reference in to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1994 related to its 1994 Annual Meeting of Shareholders).

            10.14 Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

            10.15 Consolidated Products, Inc. 1995 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

            10.16 Consolidated Products, Inc. 1996 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 15, 1996 related to the 1996 Annual Meeting of Shareholders).

  (11)      11.01     Computation of Earnings Per Share. (Incorporated by
                      reference to the Notes to the Consolidated Financial
                      Statements included as a part of this report).

  (27)      27.01     Financial data schedule. (Electronic filing only).

  (b)     REPORTS ON FORM 8-K.

          OCTOBER 6, 1995 - THE FOLLOWING EVENT WAS REPORTED.

          Item 5. New senior note agreement and private shelf facility effective September 27, 1995 and extension of revolving line of credit effective September 26, 1995.

          No financial statements were filed as a part of this report on Form
          8-K.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 1996.

                                         CONSOLIDATED PRODUCTS, INC.
                                               (Registrant)

                                            /s/   Kevin F. Beauchamp
                                                  ------------------------
                                            By  Kevin F. Beauchamp
                                              Vice President and Controller
                                              On Behalf of the Registrant and as
                                              Principal Accounting Officer