Form 10-Q
period 1996-04-10
CONSOLIDATED PRODUCTS INC /IN/
filed 1996-05-22
CIK 93859

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE SIXTEEN WEEKS ENDED APRIL 10, 1996

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
Yes  X  No
    ---    ---



       Number of shares of Common Stock outstanding at May 8, 1996:  13,848,448



The Index to Exhibits is located at Page 12.                Total Pages  14

                             CONSOLIDATED PRODUCTS, INC.

                                        INDEX

                                                                        Page No.
         PART I.  FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Statements of Financial
                             Position - April 10, 1996 (Unaudited)
                             and September 27, 1995                        3

                           Consolidated Statements of Earnings
                             (Unaudited) Sixteen and Twenty-Eight
                             Weeks Ended April 10, 1996 and
                             April 12, 1995                                4

                           Consolidated Statements of Cash Flows
                             (Unaudited) Twenty-Eight Weeks Ended
                             April 10, 1996 and April 12, 1995             5

                           Notes to Consolidated Financial
                           Statements (Unaudited)                          6

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS                                      8

         PART II. OTHER INFORMATION

                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS                               12

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K               12

                            PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             CONSOLIDATED PRODUCTS, INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                                     APRIL 10  SEPTEMBER 27
                                                     1996          1995
                                                  -----------  ------------
                                                  (Unaudited)

ASSETS
CURRENT ASSETS
  Cash, including cash equivalents
    of $700,000 in 1996
    and $615,000 in 1995                         $ 1,145,585   $ 1,350,139
  Receivables                                      2,279,787     1,973,102
  Sale and leaseback properties
    under contract                                 1,829,894     3,150,000
  Inventories                                      3,614,895     3,619,687
  Deferred income taxes                              747,000       747,000
  Other current assets                             4,078,072     3,611,261
                                                ------------   -----------
  Total current assets                            13,695,233    14,451,189
                                                ------------   -----------

PROPERTY AND EQUIPMENT
  Land                                            27,799,467    21,425,346
  Buildings                                       24,261,501    18,138,352
  Leasehold improvements                          34,531,256    31,062,184
  Equipment                                       57,686,177    51,194,014
  Construction in progress                         7,942,590     7,957,312
                                                ------------   -----------
                                                 152,220,991   129,777,208
  Less accumulated depreciation
    and amortization                             (54,287,515)  (51,664,749)
                                                ------------   -----------
  Net property and equipment                      97,933,476    78,112,459
                                                ------------   -----------

LEASED PROPERTY
  Leased property under capital
    leases, less accumulated amortization
    of $9,374,781 in 1996
    and $9,079,286 in 1995                         3,506,625     3,802,939
  Net investment in direct
    financing leases                               1,967,313     2,167,297
                                                ------------   -----------
   Net leased property                             5,473,938     5,970,236
                                                ------------   -----------

DEFERRED INCOME TAXES                                558,000       558,000

OTHER ASSETS                                         639,083       741,913
                                                ------------   -----------
                                                $118,299,730   $99,833,797
                                                ------------   -----------
                                                ------------   -----------


                                                   APRIL 10    SEPTEMBER 27
                                                    1996           1995
                                                 ------------  ------------
                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                              $ 10,330,249   $ 9,242,512
  Accrued expenses
    Salaries and wages                             4,191,389     4,402,889
    Insurance                                      3,037,312     2,938,352
    Property taxes                                 1,866,431     1,940,653
    Other                                          5,703,452     5,010,300
  Current portion of obligations
    under capital leases                           1,245,492     1,170,946
  Current portion of senior note                   5,000,000     4,250,000
                                                ------------   -----------
Total current liabilities                         31,374,325    28,955,652
                                                ------------   -----------


OBLIGATIONS UNDER
  CAPITAL LEASES                                   7,573,693     8,262,690

REVOLVING LINE OF CREDIT                          10,000,000            --

SENIOR NOTE                                       20,000,000    20,000,000



SHAREHOLDERS' EQUITY
  Common stock -- $.50 stated value,
    25,000,000 shares authorized --
    shares issued: 13,879,680 in 1996;
    12,471,879 in 1995                             6,939,840     6,235,940
  Additional paid-in capital                      50,085,054    31,952,996
  Retained earnings (deficit)                     (6,167,515)    6,405,050
  Less treasury stock -- at cost:
    66,747 shares in 1996;
    139,564 shares in 1995                        (1,505,667)   (1,978,531)
                                                ------------   -----------

  Total shareholders' equity                      49,351,712    42,615,455
                                                ------------   -----------

                                                $118,299,730   $99,833,797
                                                ------------   -----------
                                                ------------   -----------


SEE ACCOMPANYING NOTES.

                              CONSOLIDATED PRODUCTS, INC.
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (UNAUDITED)




                                                         SIXTEEN                    TWENTY-EIGHT
                                                       WEEKS ENDED                   WEEKS ENDED
                                                       -----------                  ------------
                                                 APRIL 10      APRIL 12        APRIL 10       APRIL 12
                                                   1996          1995            1996           1995
                                              ------------- -------------  --------------  -------------
REVENUES
 Net sales                                    $  65,017,847 $  54,710,685  $  112,025,399  $  94,341,756
 Franchise fees                                     817,423       578,327       1,382,480        928,905
 Other, net                                         720,832       411,769       1,259,688        763,286
                                               ------------   ------------   ------------  -------------
                                                 66,556,102     55,700,781    114,667,567     96,033,947
                                               ------------   ------------   ------------  -------------

COSTS AND EXPENSES
 Cost of sales                                   17,421,914     14,624,999     29,761,061     25,074,100
 Restaurant operating costs                      29,783,276     25,873,373     51,048,581     44,002,715
 Selling, general and administrative              8,064,282      6,278,361     13,352,299     10,622,405
 Depreciation and amortization                    2,551,947      2,058,433      4,378,067      3,513,463
 Amortization of pre-opening costs                  955,540        592,353      1,612,734        975,244
 Rent                                             2,194,758      1,785,608      3,834,980      3,032,131
 Interest                                           968,769      1,305,781      1,640,298      2,277,877
                                               ------------   ------------   ------------  -------------
                                                 61,940,486     52,518,908    105,628,020     89,497,935
                                               ------------   ------------   ------------  -------------

EARNINGS BEFORE INCOME TAXES                      4,615,616      3,181,873      9,039,547      6,536,012

INCOME TAXES                                      1,790,000      1,225,000      3,460,000      2,500,000
                                               ------------   ------------   ------------  -------------

NET EARNINGS                                   $  2,825,616   $  1,956,873   $  5,579,547  $   4,036,012
                                               ------------   ------------   ------------  -------------
                                               ------------   ------------   ------------  -------------


NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE:

 Primary                                             $  .20         $  .20         $  .40         $  .42

 Fully diluted                                       $  .20         $  .15         $  .40         $  .32

WEIGHTED AVERAGE SHARES
 AND EQUIVALENTS:

 Primary                                         14,084,311     9,953,848      14,056,957      9,710,122

 Fully diluted                                   14,120,734     13,883,119     14,094,189     13,858,535






SEE ACCOMPANYING NOTES.

                             CONSOLIDATED PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                      TWENTY-EIGHT WEEKS ENDED
                                                     -------------------------
                                                      APRIL 10       APRIL 12
                                                        1996           1995
                                                     -----------   -----------
OPERATING ACTIVITIES
 Net earnings                                       $ 5,579,547   $ 4,036,012
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization                    4,378,067     3,513,463
     Amortization of pre-opening costs                1,612,734       975,244
     Changes in receivables and inventories            (294,245)      267,186
     Changes in other assets                         (1,806,717)   (1,905,399)
     Changes in income taxes payable                    556,513       574,173
     Changes in accounts payable
      and accrued expenses                              979,383     1,594,067
     (Gain) loss on disposal of property                 70,066       (19,726)
                                                    ------------  ------------
 Net cash provided by operating activities           11,075,348     9,035,020
                                                    ------------  ------------

INVESTING ACTIVITIES
 Additions of property and equipment                (26,165,718)  (21,064,062)
 Net proceeds from disposal of
   property and equipment                             3,645,432     1,428,630
                                                    ------------  ------------

 Net cash used in investing activities              (22,520,286)  (19,635,432)
                                                    ------------  ------------

FINANCING ACTIVITIES
 Principal payments on debt
  and capital lease obligations                      (4,698,581)   (3,957,271)
 Proceeds from debt                                   5,000,000            --
 Proceeds from revolving line of credit              10,000,000     5,500,000
 Proceeds from equipment and property leases            429,608       417,064
 Lease payments on subleased properties                (376,441)     (367,975)
 Cash dividends paid in lieu of fractional shares       (13,062)       (8,748)
 Cash paid in lieu of fractional shares                      --        (4,260)
 Proceeds from exercise of stock options                360,192        58,606
 Proceeds from employee stock purchase plan             538,668       393,850
                                                    ------------  ------------

 Net cash provided by financing activities           11,240,384     2,031,266
                                                    ------------  ------------

DECREASE IN CASH AND CASH EQUIVALENTS                  (204,554)   (8,569,146)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        1,350,139    10,326,159
                                                    ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 1,145,585   $ 1,757,013
                                                    ------------  ------------
                                                    ------------  ------------




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

    In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of April 10, 1996, the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 10, 1996 and April 12, 1995 and the consolidated statements of cash flows for the twenty-eight weeks ended April 10, 1996 and April 12, 1995 have been included. Certain 1995 items have been reclassified to conform to the 1996 presentation.

    The consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 10, 1996 and April 12, 1995 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 1995.

SEASONALITY

    Historically, the influence of the seasonality factor on sales has not been significant. However, profitability may be influenced by fluctuations in sales volume because of the nature of the Company's fixed costs.

INTEREST AND INCOME TAXES PAID

    Cash payments for interest during the sixteen weeks ended April 10, 1996 and April 12, 1995 amounted to $1,301,000 and $1,432,000, respectively. Cash payments for income taxes during the sixteen weeks ended April 10, 1996 and April 12, 1995 amounted to $2,764,000 and $1,586,000, respectively.

SHAREHOLDERS' EQUITY

    The number of shares issued as of April 10, 1996 on the consolidated statement of financial position includes 1,246,670 shares which were distributed on January 15, 1996 pursuant to a 10% stock dividend declared on December 12, 1995 to shareholders of record on December 22, 1995.

STOCK OPTIONS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt the provisions of this Statement for its fiscal year beginning September 26, 1996. The Company will continue to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and provide the necessary footnote disclosure in accordance with Statement of Financial Accounting Standards No. 123.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

    Primary earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares include shares subject to purchase under stock options and stock warrants. Primary earnings per share in Fiscal 1996 are not comparable to Fiscal 1995 because of the increase in the number of shares outstanding arising from the conversion of the Company's 10% Subordinated Convertible Debentures ("the Debentures") into the Company's common stock effective April 3, 1995.

    Fully diluted earnings per common and common equivalent share assumes, in addition to the above, that the Debentures were converted at the date of issuance, and that net earnings are increased by the actual amount of interest expense, net of income taxes, related to the Debentures.

    Net earnings per common and common equivalent share and weighted average shares and equivalents for the sixteen and twenty-eight weeks ended April 12, 1995 have been restated to give effect to the 10% stock dividend declared on December 12, 1995.

The following table presents information necessary to calculate net earnings per common and common equivalent share:



                                    SIXTEEN                  TWENTY-EIGHT
                                  WEEKS ENDED                 WEEKS ENDED
                          -------------------------   -------------------------
                            APRIL 10      APRIL 12      APRIL 10       APRIL 12
                              1996          1995          1996           1995
                          -----------   -----------   -----------   -----------
PRIMARY:

 Weighted average shares
  outstanding              13,774,860     9,618,655    13,727,947     9,389,322
 Share equivalents            309,451       335,193       329,010       320,800
                          -----------   -----------   -----------   -----------
 Weighted average shares
  and equivalents          14,084,311     9,953,848    14,056,957     9,710,122
                          -----------   -----------   -----------   -----------
                          -----------   -----------   -----------   -----------

FULLY DILUTED:

 Weighted average shares
  outstanding              13,774,860     9,618,655    13,727,947     9,389,322
 Share equivalents            345,874       367,134       366,242       372,513
 Conversion of Debentures          --     3,897,330            --     4,096,700
                          -----------   -----------   -----------   -----------
 Weighted average shares
  and equivalents          14,120,734    13,883,119    14,094,189    13,858,535
                          -----------   -----------   -----------   -----------
                          -----------   -----------   -----------   -----------
NET EARNINGS:

 Net earnings for
  primary earnings per
  share computation       $ 2,825,616   $ 1,956,873   $ 5,579,547   $ 4,036,012
 Add - interest
  expense, net of
  income taxes,
  applicable to
  Debentures                       --       177,682            --       333,003
                          -----------   -----------  ------------   -----------
 Net earnings, as
  adjusted for fully
  diluted earnings
  per share computation   $ 2,825,616   $ 2,134,555   $ 5,579,547   $ 4,369,015
                          -----------   -----------   -----------   -----------
                          -----------   -----------   -----------   -----------



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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to revenues of items included in the Company's consolidated statements of earnings for the periods indicated:



                                                SIXTEEN        TWENTY-EIGHT
                                             WEEKS ENDED        WEEKS ENDED
                                           ----------------------------------
                                          4/10/96  4/12/95  4/10/96  4/12/95
                                          -------  -------  -------  -------
REVENUES
  Net sales                                 97.7%    98.2%    97.7%    98.2%
  Franchise fees                             1.2      1.0      1.2      1.0
  Other, net                                 1.1      0.8      1.1      0.8
                                           -----    -----    -----    -----
                                           100.0    100.0    100.0    100.0
                                           -----    -----    -----    -----
COSTS AND EXPENSES
  Cost of sales                             26.2     26.3     26.0     26.1
  Restaurant operating costs                44.8     46.4     44.5     45.8
  Selling, general and administrative       12.1     11.3     11.7     11.1
  Depreciation and amortization              3.8      3.7      3.8      3.7
  Amortization of pre-opening costs          1.4      1.1      1.4      1.0
  Rent                                       3.3      3.2      3.3      3.2
  Interest                                   1.5      2.3      1.4      2.3
                                           -----    -----    -----    -----
                                            93.1     94.3     92.1     93.2
                                           -----    -----    -----    -----
EARNINGS BEFORE INCOME TAXES                 6.9      5.7      7.9      6.8

INCOME TAXES                                 2.7      2.2      3.0      2.6
                                           -----    -----    -----    -----

NET EARNINGS                                 4.2%     3.5%     4.9%     4.2%
                                           -----    -----    -----    -----
                                           -----    -----    -----    -----



COMPARISON OF SIXTEEN WEEKS ENDED APRIL 10, 1996 TO SIXTEEN WEEKS ENDED APRIL 12, 1995

REVENUES
    Revenues increased $10,855,000, or 19.5%, due primarily to an increase in Steak n Shake's net sales of $10,363,000. The increase in net sales of Steak n Shake was due to the opening of 44 new, company-operated restaurants since the first quarter of fiscal 1994 (which represents non-same store sales of new units) partially offset by a 0.6% decrease in same store sales and the closure of six low-volume units. Many of the new restaurants are located in the Company's core markets in Missouri, Illinois, Indiana and central Florida, resulting in increased market share. The decrease in same store sales was attributable to a decrease of 4.5% in customer counts partially offset by a 4.1% increase in check average. After consideration of the cannibalization effect of new restaurants on existing restaurants, Steak n Shake's same store sales increased 1.8%. The decrease in net sales of $56,000 in the specialty restaurants resulted from a 13.4% decrease in same store sales partially offset by the opening of a new specialty restaurant in the first quarter of fiscal 1996. The decrease in same store sales was attributable to a 15.5% decrease in customer counts partially offset by a 2.4% increase in check average.

    Franchise fees increased $239,000 due to the opening of 18 Steak n Shake franchised units since the first quarter of fiscal 1995.

    Other revenues increased $309,000 due to the increase in the number of properties leased to franchisees by the Company's franchise financing subsidiary.

COSTS AND EXPENSES
    Cost of sales increased $2,797,000, or 19.1%, as a result of sales increases. As a percentage of revenues, cost of sales decreased to 26.2% from 26.3%, primarily as a result of a menu price increase and lower beef costs.


    Restaurant operating costs increased $3,910,000, or 15.1%, due to higher labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of revenues, decreased to 44.8% from 46.4%, primarily as a result of the increase in sales and improved labor utilization.

    Selling, general and administrative expenses increased $1,786,000 or 28.4%. As a percentage of revenues, selling, general and administrative expenses increased to 12.1% from 11.3%. Marketing expense, as a percentage of revenues, increased to 3.2% from 2.6% and accounted for $664,000 of the increase, primarily as a result of increased television advertising. Additionally, the increase in expenses was attributable to personnel related costs, which included costs for additional staffing in connection with the development of new restaurants.

    The $494,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the first quarter of fiscal 1995.

    The $363,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated units opened.

    Rent expense increased $409,000, or 22.9%, as a result of sale and leaseback transactions since the first quarter of fiscal 1995 involving eight company-owned properties and a net increase in the number of other leased properties.

    Interest expense decreased $337,000 as a result of the conversion of the 10% Subordinated Convertible Debentures ("the Debentures") on April 3, 1995 and the Company's adoption of the Statement of Financial Accounting Standards No. 34, "Capitalization of Interest" during fiscal 1995 partially offset by interest expense related to the additional borrowings under the Company's revolving line of credit and senior note agreements.

INCOME TAXES
    The Company's effective income tax rate increased to 38.8% from 38.5% for the quarter ended April 12, 1995 and from 37.8% for the year ended September 27, 1995. The increase from the prior year and from the fiscal year ended September 27, 1995 resulted from a decrease in federal tax credits as a percentage of earnings before income taxes.

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

NET EARNINGS
    Net earnings increased $869,000, or 44.4%, primarily as a result of the increase in Steak n Shake's operating earnings. Primary earnings per share for the sixteen weeks ended April 10, 1996 and April 12, 1995 are not comparable because of the increase in the number of shares outstanding arising from the conversion of the Debentures into the Company's common stock effective April 3, 1995.

COMPARISON OF TWENTY-EIGHT WEEKS ENDED APRIL 10, 1996 TO TWENTY-EIGHT WEEKS ENDED APRIL 12, 1995

REVENUES
    Revenues increased $18,634,000, or 19.4%, due primarily to an increase in Steak n Shake's net sales of $17,928,000. The increase in net sales of Steak n Shake was due to the opening of 47 new units since the beginning of fiscal 1994 (which represents non-same store sales of new units) partially offset by a decrease in same store sales of 1.3% and the closure of six low-volume units. The decrease in same store sales was attributable to a decrease of 4.1% in customer counts partially offset by a 2.9% increase in check average. After consideration of the cannibalization effect of new restaurants on existing restaurants, same store sales increased 1.1%. The soft retail environment and inclement weather late in the quarter ended December 20, 1995 had a negative impact on Steak n Shake's sales. The decrease in net sales of $244,000 in the specialty restaurants resulted from a 14.0% decrease in same store sales and the closure of a specialty restaurant in the first quarter of fiscal 1995, partially offset by the opening of a new specialty restaurant in the first quarter of fiscal 1996. The decrease in same store sales was attributable to a 16.3% decrease in customer counts partially offset by a 2.8% increase in check average.

    Franchise fees increased $454,000 due to the opening of 20 Steak n Shake franchised units since the beginning of fiscal 1995.

    Other revenues increased $496,000 due to the increase in the number of properties leased to franchisees by the Company's franchise financing subsidiary.

COSTS AND EXPENSES
    Cost of sales increased $4,687,000, or 18.7%, as a result of sales increases. As a percentage of revenues, cost of sales decreased slightly to 26.0% from 26.1%, primarily as a result of menu price increases and lower beef costs.

    Restaurant operating costs increased $7,046,000, or 16.0%, due to higher labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of revenues, decreased to 44.5% from 45.8%, primarily as a result of the increase in sales and improved labor utilization.

    Selling, general and administrative expenses increased $2,730,000 or 25.7%. As a percentage of revenues, selling, general and administrative expenses increased to 11.7% from 11.1%. Marketing expense, as a percentage of revenues, increased to 3.1% from 2.7% and accounted for $988,000 of the increase, primarily as a result of increased television advertising. Additionally, the increase in expenses was attributable to personnel related costs, which included costs for additional staffing in connection with the development of new restaurants.

    The $865,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1995.

    The $637,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated units opened.

    Rent expense increased $803,000, or 26.5%, as a result of sale and leaseback transactions since the beginning of fiscal 1995 involving eight company-owned properties and a net increase in the number of other leased properties.

    Interest expense decreased $638,000 as a result of the conversion of the 10% Subordinated Convertible Debentures on April 3, 1995 and the Company's adoption of the Statement of Financial Accounting Standards No. 34, "Capitalization of Interest" during fiscal 1995 partially offset by borrowings under the Company's revolving line of credit and senior note agreements.

INCOME TAXES
    The Company's effective income tax rate increased slightly to 38.3% from 38.2% for the twenty-eight weeks ended April 12, 1995 and from 37.8% for the year ended September 27, 1995. The increase from the prior year and from the fiscal year ended September 27, 1995 resulted from a decrease in federal tax credits as a percentage of earnings before income taxes.

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

NET EARNINGS
    Net earnings increased $1,544,000, or 38.2%, primarily as a result of the increase in Steak n Shake's operating earnings. The decrease in primary earnings per share results from an increase in the number of shares outstanding arising from the conversion of the Debentures into the Company's common stock effective April 3, 1995.


LIQUIDITY AND CAPITAL RESOURCES

    Twelve Steak n Shake restaurants, including five franchised units, were opened during the quarter ended April 10, 1996 and 11 additional units, including two franchised units, are currently under construction. For the twenty-eight weeks ended April 10, 1996, capital expenditures totaled $26,166,000 as compared to $21,064,000 for the comparable prior year period.

    In February 1996, the Company announced an expansion of its Steak n Shake growth strategy to an annual growth rate of twenty percent for company-operated restaurants. This accelerated expansion target calls for 240 new company-operated restaurants to be opened during the five year period 1997-2001, bringing the total number of restaurants to more than 600 by year end 2001.

    For the twenty-eight weeks ended April 10, 1996, the Company's capital expenditures and the principal repayment on its senior note were funded by the Company's existing cash and cash equivalents, cash flows from operations, proceeds from three sale and leaseback transactions and debt borrowings.

    The Company expects to fund capital expenditures, including the development of the 240 Company-operated units contemplated by the expansion plan, and the interest and principal payments with respect to its indebtedness using existing resources and anticipated cash flow from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties, bank borrowings and the issuance of equity and/or debt securities.

    The Company's debt agreements contain restrictions which, among other things, require the Company to maintain certain financial ratios.

                             PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the annual meeting of shareholders of Consolidated Products, Inc. (the "Company") held February 21, 1996, the following actions were taken:

    1. Eight directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified, as follows:

         NAME                     VOTES FOR      VOTES WITHHELD     ABSTENTIONS

         S. Sue Aramian           12,603,875          337              8,213

         Alva T. Bonda            12,576,219        1,241             34,965
         Neal Gilliatt            12,576,029        1,970             34,426
         Alan B. Gilman           12,606,039        1,281              5,105
         E. W. Kelley             12,578,527        1,837             32,061
         Charles E. Lanham        12,604,752        1,264              6,409
         J. Fred Risk             12,590,933        3,192             18,300
         James Williamson, Jr.    12,603,327          280              8,818

    2. A proposal to approve the adoption by the Board of Directors of the Company's 1996 Nonemployee Director Stock Option Plan was adopted by the vote of 11,869,569 shares FOR, 239,047 shares AGAINST and 503,809 shares ABSTAIN.

    3. A proposal to approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 25, 1996 was approved by the vote of 12,081,693 shares FOR, 21,133 shares AGAINST and 509,599 shares ABSTAIN.


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

              10.10 Consolidated Products, Inc. 1992 Employee Stock Purchase Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1993 related to the 1993 Annual Meeting of Shareholders).

              10.11 Consolidated Products, Inc. 1992 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1993 related to the 1993 Annual Meeting of Shareholders).

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


    (b)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the sixteen weeks ended April 10, 1996.




                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 1996.


                                  CONSOLIDATED PRODUCTS, INC.
                                   (Registrant)

                                  /s/  Kevin F. Beauchamp
                                  --------------------------------------
                                  By  Kevin F. Beauchamp
                                      Vice President and Controller
                                      On Behalf of the Registrant and as
                                      Principal Accounting Officer