Form 10-Q
period 1996-07-03
CONSOLIDATED PRODUCTS INC /IN/
filed 1996-08-15
CIK 93859

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED JULY 3, 1996

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
Yes  X  No
    ---    -----




    Number of shares of Common Stock outstanding at July 31, 1996:  13,980,403







The Index to Exhibits is located at Page 12.                     Total Pages 14

                             CONSOLIDATED PRODUCTS, INC.

                                        INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

              Consolidated Statements of Financial Position -
               July 3, 1996 (Unaudited) and September 27, 1995             3

              Consolidated Statements of Earnings (Unaudited)
               Twelve and Forty Weeks Ended July 3, 1996
               and July 5, 1995                                            4

              Consolidated Statements of Cash Flows (Unaudited)
               Forty Weeks Ended July 3, 1996 and
               July 5, 1995                                                5

              Notes to Consolidated Financial Statements (Unaudited)       6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                              8

PART II. OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                       12

                            PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             CONSOLIDATED PRODUCTS, INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                                   JULY 3      SEPTEMBER 27
                                                    1996           1995
                                              -------------   ------------
                                                (Unaudited)

ASSETS

CURRENT ASSETS
  Cash, including cash equiva-
     lents of $1,395,000 in 1996
     and $615,000 in 1995                        $1,914,938     $1,350,139
  Receivables                                     3,040,373      1,973,102
     Sale and leaseback properties
    under contract                                       --      3,150,000
  Inventories                                     4,194,013      3,619,687
  Deferred income taxes                             747,000        747,000
  Other current assets                            4,199,764      3,611,261
                                              -------------   ------------
  Total current assets                           14,096,088     14,451,189
                                              -------------   ------------

PROPERTY AND EQUIPMENT
  Land                                           29,064,012     21,425,346
  Buildings                                      27,336,338     18,138,352
  Leasehold improvements                         36,077,991     31,062,184
  Equipment                                      60,442,027     51,194,014
  Construction in progress                        7,508,318      7,957,312
                                              -------------   ------------
                                                160,428,686    129,777,208

  Less accumulated depreciation
    and amortization                            (55,440,725)   (51,664,749)
                                              -------------   ------------
  Net property and equipment                    104,987,961     78,112,459
                                              -------------   ------------

LEASED PROPERTY
   Leased property under capital
    leases, less accumulated amorti-
     zation of $9,501,421 in 1996
     and $9,079,286 in 1995                       3,379,634      3,802,939
   Net investment in direct
    financing leases                              1,876,434      2,167,297
                                              -------------   ------------
   Net leased property                            5,256,068      5,970,236
                                              -------------   ------------

DEFERRED INCOME TAXES                               558,000        558,000

OTHER ASSETS                                        608,281        741,913
                                              -------------   ------------
                                              $ 125,506,398   $ 99,833,797
                                              -------------   ------------
                                              -------------   ------------



                                                 JULY 3       SEPTEMBER 27
                                                  1996            1995
                                              -------------   ------------
                                               (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                              $12,407,527     $9,242,512
  Accrued expenses
    Salaries and wages                            4,744,495      4,402,889
    Insurance                                     2,992,721      2,938,352
    Property taxes                                2,056,942      1,940,653
    Other                                         7,445,040      5,010,300
  Current portion of obligations
    under capital leases                          1,275,512      1,170,946
  Current portion of senior note                  5,000,000      4,250,000
                                              -------------   ------------
  Total current liabilities                      35,922,237     28,955,652
                                              -------------   ------------

OBLIGATIONS UNDER
  CAPITAL LEASES                                  7,267,747      8,262,690

REVOLVING LINE OF CREDIT                          9,000,000           --

SENIOR NOTE                                      20,000,000     20,000,000



SHAREHOLDERS' EQUITY
  Common stock -- $.50 stated value,
    25,000,000 shares authorized --
    shares issued: 13,954,886 in 1996;
    12,471,879 in 1995                            6,977,443      6,235,940
  Additional paid-in capital                     50,237,476     31,952,996
  Retained earnings (deficit)                   (2,461,234)      6,405,050
  Less treasury stock -- at cost:
    75,943 shares in 1996;
    139,564 shares in 1995                       (1,437,271)    (1,978,531)
                                              -------------   ------------
  Total shareholders' equity                     53,316,414     42,615,455
                                              -------------   ------------
                                              $ 125,506,398   $ 99,833,797
                                              -------------   ------------
                                              -------------   ------------


SEE ACCOMPANYING NOTES.

                             CONSOLIDATED PRODUCTS, INC.
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (UNAUDITED)

                                                     TWELVE                         FORTY
                                                   WEEKS ENDED                   WEEKS ENDED
                                                   -----------                   -----------
                                             JULY 3         JULY 5         JULY 3         JULY 5
                                              1996           1995           1996           1995
                                          ------------   ------------   ------------   ------------
REVENUES
  Net sales                               $ 55,202,677   $ 45,391,171   $167,228,075   $139,732,927
  Franchise fees                               687,423        402,302      2,069,903      1,331,207
  Other, net                                   547,208        330,710      1,806,896      1,093,997
                                          ------------   ------------   ------------   ------------
                                            56,437,308     46,124,183    171,104,874    142,158,131
                                          ------------   ------------   ------------   ------------

COSTS AND EXPENSES
  Cost of sales                             14,634,607     11,719,510     44,395,668     36,793,610
  Restaurant operating costs                24,508,604     20,306,476     75,557,185     64,309,191
  Selling, general and administrative        5,979,870      5,137,951     19,332,169     15,760,358
  Depreciation and amortization              2,034,250      1,615,820      6,412,317      5,129,283
  Amortization of pre-opening costs            760,982        489,920      2,373,716      1,465,164
  Rent                                       1,701,539      1,453,778      5,536,519      4,485,909
  Interest                                     786,175        792,304      2,426,473      3,070,181
                                          ------------   ------------   ------------   ------------
                                            50,406,027     41,515,759    156,034,047    131,013,696
                                          ------------   ------------   ------------   ------------

EARNINGS BEFORE INCOME TAXES                 6,031,281      4,608,424     15,070,827     11,144,435

INCOME TAXES                                 2,325,000      1,760,000      5,785,000      4,260,000
                                          ------------   ------------   ------------   ------------

NET EARNINGS                              $  3,706,281   $  2,848,424   $  9,285,827   $  6,884,435
                                          ------------   ------------   ------------   ------------
                                          ------------   ------------   ------------   ------------
NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:

  Primary                                 $        .26   $        .21   $        .66   $        .63

  Fully diluted                           $        .26   $        .21   $        .66   $        .52

WEIGHTED AVERAGE SHARES
  AND EQUIVALENTS:

  Primary                                   14,165,227     13,886,840     14,089,438     10,963,138

  Fully diluted                             14,165,286     13,887,378     14,101,089     13,897,905


SEE ACCOMPANYING NOTES.

                             CONSOLIDATED PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                 FORTY WEEKS ENDED
                                                                -------------------
                                                            JULY 3              JULY 5
                                                              1996               1995
                                                          -----------         -----------
OPERATING ACTIVITIES
  Net earnings                                            $ 9,285,827         $ 6,884,435

   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
Depreciation and amortization                               6,412,317           5,129,283
Amortization of pre-opening costs                           2,373,716           1,465,164
Changes in receivables and inventories                     (1,594,040)           (587,617)
Changes in other assets                                    (2,709,617)         (2,078,358)
Changes in income taxes payable                             1,925,602           1,655,848
Changes in accounts payable
 and accrued expenses                                       4,013,569           1,126,003
Loss on disposal of property                                  217,362              10,587
                                                          -----------         -----------

  Net cash provided by operating activities                19,924,736          13,605,345
                                                          -----------         -----------

INVESTING ACTIVITIES
  Additions of property and equipment                     (35,098,437)        (29,539,801)
  Net proceeds from disposal of
   property and equipment                                   5,562,468           3,441,405
                                                          -----------         -----------

  Net cash used in investing activities                   (29,535,969)        (26,098,396)
                                                          -----------         -----------

FINANCING ACTIVITIES
  Principal payments on debt
   and capital lease obligations                           (4,899,911)         (4,144,102)
  Proceeds from debt                                        5,000,000                 - -
  Proceeds from revolving line of credit                    9,000,000           7,500,000
  Proceeds from equipment and property leases                 595,930             579,859
  Lease payments on subleased properties                     (553,963)           (531,685)
  Cash dividends paid in lieu of fractional shares            (13,062)             (8,748)
  Cash paid in lieu of fractional shares                           --              (4,260)
  Proceeds from exercise of stock options and warrants        508,370              69,010
  Proceeds from employee stock purchase plan                  538,668             393,850
                                                          -----------         -----------

  Net cash provided by financing activities                10,176,032           3,853,924
                                                          -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              564,799          (8,639,127)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              1,350,139          10,326,159
                                                          -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 1,914,938         $ 1,687,032
                                                          -----------         -----------
                                                          -----------         -----------


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

    In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of July 3, 1996, the consolidated statements of earnings for the twelve and forty weeks ended July 3, 1996 and July 5, 1995 and the consolidated statements of cash flows for the forty weeks ended July 3, 1996 and July 5, 1995 have been included. Certain 1995 items have been reclassified to conform to the 1996 presentation.


    The consolidated statements of earnings for the twelve and forty weeks ended July 3, 1996 and July 5, 1995 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 1995.

  SEASONALITY

    Historically, the influence of the seasonality factor on sales has not been significant. However, profitability may be influenced by fluctuations in sales volume because of the nature of the Company's fixed costs.

  INTEREST AND INCOME TAXES PAID

    Cash payments for interest during the forty weeks ended July 3, 1996 and July 5, 1995 amounted to $2,981,000 and $3,332,000, respectively. Cash payments for income taxes during the forty weeks ended July 3, 1996 and July 5, 1995 amounted to $3,804,000 and $2,606,000, respectively.

  SHAREHOLDERS' EQUITY

    The number of shares issued as of July 3, 1996 on the consolidated statement of financial position includes 1,246,670 shares which were distributed on January 15, 1996 pursuant to a 10% stock dividend declared on December 12, 1995 to shareholders of record on December 22, 1995.

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

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

    Primary earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares include shares subject to purchase under stock options and stock warrants. Primary earnings per share in the forty weeks ended July 3, 1996 and July 5, 1995 are not comparable because of the increase in the number of shares outstanding arising from the conversion of the Company's 10% Subordinated Convertible Debentures ("the Debentures") into the Company's Common Stock effective April 3, 1995.

    Fully diluted earnings per common and common equivalent share assumes, in addition to the above, that the Debentures were converted at the date of issuance, and that net earnings are increased by the actual amount of interest expense, net of income taxes, related to the Debentures.

    Net earnings per common and common equivalent share and weighted average shares and equivalents for the twelve and forty weeks ended July 5, 1995 have been restated to give effect to the 10% stock dividend declared on December 12, 1995.

    The following table presents information necessary to calculate net earnings per common and common equivalent share:

                                                     TWELVE                          FORTY
                                                   WEEKS ENDED                    WEEKS ENDED
                                             -------------------------     -------------------------
                                              JULY 3         JULY 5         JULY 3         JULY 5
                                               1996           1995           1996           1995
                                            ----------     ----------     ----------     ----------
PRIMARY:

  Weighted average shares outstanding       13,854,317     13,487,224     13,765,858     10,618,693
  Share equivalents                            310,910        399,616        323,580        344,445
                                            ----------     ----------     ----------     ----------

  Weighted average shares and equivalents   14,165,227     13,886,840     14,089,438     10,963,138
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

FULLY DILUTED:

  Weighted average shares outstanding       13,854,317     13,487,224     13,765,858     10,618,693
  Share equivalents                            310,969        400,154        335,231        411,522
  Conversion of Debentures                          --             --             --      2,867,690
                                            ----------     ----------     ----------     ----------

  Weighted average shares and equivalents   14,165,286     13,887,378     14,101,089     13,897,905
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------


NET EARNINGS:

  Net earnings for primary earnings
    per share computation                   $3,706,281     $2,848,424     $9,285,827     $6,884,435
  Add - interest expense, net of income
    taxes , applicable to Debentures                --             --             --        333,003
                                            ----------     ----------     ----------     ----------
  Net earnings, as adjusted for fully
    diluted earnings per share computation  $3,706,281     $2,848,424     $9,285,827     $7,217,438
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In the following discussion, the term "same store sales" refers to the sales of only those units open for at least six months prior to the beginning of the fiscal periods being compared and which remained open through the end of the fiscal period.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to revenues of items included in the Company's consolidated statements of earnings for the periods indicated:

                                                        TWELVE                         FORTY
                                                      WEEKS ENDED                   WEEKS ENDED
                                                 ---------------------         ---------------------
                                                7/3/96         7/5/95         7/3/96         7/5/95
                                                 ------        ------         ------         ------
REVENUES
  Net sales                                       97.8%          98.4%          97.7%          98.3%
  Franchise fees                                   1.2             .9            1.2             .9
  Other, net                                       1.0             .7            1.1             .8
                                                 -----          -----          -----          -----
                                                 100.0          100.0          100.0          100.0
                                                 -----          -----          -----          -----

COSTS AND EXPENSES
  Cost of sales                                  25.9           25.4           26.0            25.9
  Restaurant operating costs                      43.5           44.0           44.2           45.2
  Selling, general and administrative             10.6           11.1           11.3           11.1
  Depreciation and amortization                    3.6            3.5            3.7            3.6
  Amortization of pre-opening costs                1.3            1.1            1.4            1.0
  Rent                                             3.0            3.1            3.2            3.2
  Interest                                         1.4            1.8            1.4            2.2
                                                 -----          -----          -----          -----
                                                  89.3           90.0           91.2           92.2
                                                 -----          -----          -----          -----

EARNINGS BEFORE INCOME TAXES                      10.7           10.0            8.8            7.8

INCOME TAXES                                       4.1            3.8            3.4            3.0
                                                 -----          -----          -----          -----

NET EARNINGS                                       6.6%           6.2%           5.4%           4.8%
                                                 -----          -----          -----          -----
                                                 -----          -----          -----          -----

COMPARISON OF TWELVE WEEKS ENDED JULY 3, 1996 TO TWELVE WEEKS ENDED JULY 5, 1995

REVENUES
    Revenues increased $10,313,000 to $56,437,000, or 22.4%, due primarily to an increase in Steak n Shake's net sales of $9,749,000. The increase in net sales of Steak n Shake was due to the opening of 43 new, company-operated restaurants since the beginning of fiscal 1995 partially offset by the closure of five low-volume units. Same store sales were flat as a 1.7% increase in check average was offset by a decrease of 1.5% in customer counts. Steak n
Shake instituted a price increase of 1.4% in January 1996.    After excluding
existing units in close proximity (generally three miles) to the new units opened during the periods, Steak n Shake's same store sales increased 2.1%.

    Franchise fees, which includes both initial franchise fees and royalties on franchise sales, increased $285,000 to $687,000 due primarily to the opening of 16 Steak n Shake franchised units since the second quarter of fiscal 1995.

    Other revenues increased $216,000 to $547,000 due primarily to the increase in the number of properties leased to franchisees by the Company's franchise financing subsidiary.

COSTS AND EXPENSES

    Cost of sales increased $2,915,000, or 24.9%, as a result of sales increases. As a percentage of revenues, cost of sales increased to 25.9% from 25.4%, primarily as a result of the mix of Company-operated cost of sales and the cost of sales on product sales to franchisees.

    Restaurant operating costs increased $4,202,000, or 20.7%, due to higher sales volume. Restaurant operating costs, as a percentage of revenues, decreased to 43.5% from 44.0%, primarily as a result of the increase in sales and improved labor utilization.

    Selling, general and administrative expenses increased $842,000 or 16.4%.
As a percentage of revenues, selling, general and administrative expenses decreased to 10.6% from 11.1%. Marketing expense, as a percentage of revenues, remained unchanged at 3.0% and accounted for $315,000 of the increase, primarily as a result of increased television advertising. Additionally, the increase in expenses was attributable to personnel related costs, which included costs for additional staffing in connection with the development of new restaurants.

    The $418,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the first quarter of fiscal 1995.

    The $271,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated units opened.

    Rent expense increased $248,000, or 17.0%, as a result of sale and leaseback transactions since the second quarter of fiscal 1995 involving eight Company-operated properties and a net increase in the number of other leased properties.

    Interest expense decreased $6,000 as a result of the Company's adoption of the Statement of Financial Accounting Standards No. 34, "Capitalization of Interest" during fiscal 1995 partially offset by interest expense related to the additional borrowings under the Company's revolving line of credit and senior note agreements.

INCOME TAXES
    The Company's effective income tax rate increased to 38.5% from 38.2% for the quarter ended July 5, 1995 and from 37.8% for the year ended September 27, 1995. The increase from the prior year and from the fiscal year ended September 27, 1995 resulted from a decrease in federal tax credits as a percentage of earnings before income taxes. A valuation allowance against gross deferred tax assets has not been provided based upon expectation of future taxable income.

NET EARNINGS
     Net earnings increased $858,000 to $3,706,000, or 30.1%,
primarily as a result of the increase in Steak n Shake's operating earnings. Fully diluted earnings per share increased from $.21 to $.26.

COMPARISON OF FORTY WEEKS ENDED JULY 3, 1996 TO FORTY WEEKS ENDED JULY 5, 1995

REVENUES

    Revenues increased $28,947,000 to $171,105,000, or 20.4%, due primarily to an increase in Steak n Shake's net sales of $27,677,000. The increase in net sales of Steak n Shake was due to the opening of 49 new units since the beginning of the third quarter of fiscal 1994 partially offset by a decrease in same store sales of 1.0% and the closure of six low-volume units. The decrease in same store sales was attributable to a decrease of 3.4% in customer counts partially offset by a 2.5% increase in check average. Steak n Shake instituted price increases of 1.7% and 1.4% in February 1995 and January 1996, respectively. After excluding existing units in close proximity (generally three miles) to the new units opened during the periods, Steak n Shake's same store sales increased 1.2%. Management believes that the soft retail environment and inclement weather late in the quarter ended December 20, 1995 had a negative impact on Steak n Shake's sales.

    Franchise fees, which includes both initial franchise fees and royalties on franchisee sales, increased $739,000 to $2,070,000 due primarily to the opening of 22 Steak n Shake franchised units since the beginning of fiscal 1995.

    Other revenues increased $713,000 to $1,807,000 due to the increase in the number of properties leased to franchisees by the Company's franchise financing subsidiary.

COSTS AND EXPENSES

    Cost of sales increased $7,602,000, or 20.7%, as a result of net sales increases. As a percentage of revenues, cost of sales increased slightly to 26.0% from 25.9%.

    Restaurant operating costs increased $11,248,000, or 17.5%, due to higher sales volume. Restaurant operating costs, as a percentage of revenues, decreased to 44.2% from 45.2%, primarily as a result of the increase in Steak n Shake sales and improved labor utilization.

    Selling, general and administrative expenses increased $3,572,000, or 22.7%. As a percentage of revenues, selling, general and administrative expenses increased to 11.3% from 11.1%. Marketing expense, as a percentage of revenues, increased to 3.1% from 2.8% and accounted for $1,302,000 of the increase, primarily as a result of increased television advertising. Additionally, the increase in expenses was attributable to personnel related costs, which included costs for additional staffing in connection with the development of new restaurants.

    The $1,283,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1995.

    The $909,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated units opened.

    Rent expense increased $1,051,000, or 23.4%, as a result of sale and leaseback transactions since the beginning of fiscal 1995 involving ten Company-operated properties and a net increase in the number of other leased properties.

    Interest expense decreased $644,000 as a result of the conversion of the Debentures into Common Stock on April 3, 1995 and the Company's adoption of the Statement of Financial Accounting Standards No. 34, "Capitalization of Interest", during fiscal 1995, partially offset by borrowings under the Company's revolving line of credit and senior note agreements.

INCOME TAXES

    The Company's effective income tax rate increased slightly to 38.4% from 38.2% for the forty weeks ended July 5, 1995 and from 37.8% for fiscal 1995.
The increase from the prior period and from fiscal year 1995 resulted from a decrease in federal tax credits as a percentage of earnings before income taxes. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS

    Net earnings increased $2,401,000 to $9,286,000, or 34.9%, primarily as a result of the increase in Steak n Shake's operating earnings. Fully diluted earnings per share increased from $.52 to $.66. Primary earnings per share are not comparable because of the increase in the number of shares outstanding arising from the conversion of the Debentures into Common Stock on April 3, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company primarily needs capital for the development of new Steak n Shake restaurants. During fiscal 1994 and 1995, the Company opened 11 and 21 new Company-operated Steak n Shake units, respectively, and incurred capital expenditures of $20,567,000 and $42,899,000, respectively. During the 40 weeks ended July 3, 1996, 22 additional Company-operated units were opened, and capital expenditures totaled $35,098,000 as compared to $29,540,000 for the comparable period in the prior fiscal year. The primary sources of funds for the Company's expansion program have been cash flow from operations, borrowings and capital generated by sale and leaseback transactions.

   The Company has borrowings of $10,000,000 available under its $25,000,000 Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement") over the period ending September 27, 1998, at interest rates based upon market rates at the time of borrowing. As of August 1, 1996, outstanding borrowings under the Senior Note Agreement had an average interest rate of 7.6%. The Company's $30,000,000 Revolving Credit Agreement matures in December 1997 and bears interest at a rate based on LIBOR plus 0.875% or the prime rate, at the election of the Company. The amount outstanding under the Revolving Credit Agreement was $10,000,000 as of August 1, 1996. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions which, among other things, require the Company to maintain certain financial ratios.

    The Company's current expansion plan calls for 240 new Company-operated restaurants to be opened during the five-year period from fiscal 1997 to fiscal 2001. The average cost of a new restaurant including land, site improvements, building and equipment for fiscal 1996 is expected to be approximately $1,425,000. The Company expects to fund the expansion plan and meet working capital needs using existing resources and anticipated cash flow from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties, bank borrowings, and the issuance of equity and/or debt securities.

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

         4.03 Note Purchase Agreement by and Between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of September 27, 1995 related to $39,250,000 senior note agreement and private shelf facility. (Incorporated by reference to the Exhibits to the Registrant's Report on Form 8-K dated September 26, 1995).

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

        10.04 Consultant Agreement by and between James Williamson, Jr. and the Registrant dated November 20, 1990. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

        10.05 Memorandum agreement between Neal Gilliatt and the Registrant dated July 30, 1991. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

        10.06 Area Development Agreement by and between Steak n Shake, Inc. and Consolidated Restaurants Southeast, Inc. (currently Kelley Restaurants, Inc.) dated June 12, 1991 for Charlotte, North Carolina area. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).


        10.07 Area Development Agreement by and between Steak n Shake, Inc. and Consolidated Restaurants Southeast, Inc. (currently Kelley Restaurants, Inc.) dated June 12, 1991 for Atlanta, Georgia area. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

        10.08 Letter from the Registrant to Alan B. Gilman dated June 27, 1992. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

        10.09 Consolidated Products, Inc. 1992 Employee Stock Purchase Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1993 related to the 1993 Annual Meeting of Shareholders).

        10.10 Consolidated Products, Inc. 1992 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1993 related to the 1993 Annual Meeting of Shareholders).

        10.11 Consolidated Products, Inc. 1994 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1994 related to the 1994 Annual Meeting of Shareholders).

        10.12 Consolidated Products, Inc. 1994 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1994 related to the 1994 Annual Meeting of Shareholders).

        10.13 Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

        10.14 Consolidated Products, Inc. 1995 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

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

 (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the twelve weeks ended July 3, 1996.


                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1996.


                                        CONSOLIDATED PRODUCTS, INC.
                                           (Registrant)

                                        /s/ Kevin F. Beauchamp
                                        ---------------------------------------
                                        By  Kevin F. Beauchamp
                                             Vice President and Controller
                                             On Behalf of the Registrant and as
                                             Principal Accounting Officer