Form 10-K
period 1996-09-25
CONSOLIDATED PRODUCTS INC /IN/
filed 1996-12-24
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended September 25, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                  to
                               ----------------    -------------------

Commission file number 0-8445

                           CONSOLIDATED PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                INDIANA                                  37-0684070
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

Securities registered pursuant to Sec. 12(b) of the Act:    Common Stock
Securities registered pursuant to Sec. 12(g) of the Act:    None
                                                            (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of Common Stock held by persons not "affiliated" with the registrant, based on the closing price of the Common Stock as of December 10, 1996, was approximately $164,000,000.

The number of shares of Common Stock outstanding at December 10, 1996 was 13,973,749.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                   PARTS OF FORM 10-K INTO WHICH
IDENTITY OF DOCUMENT                                  DOCUMENT IS INCORPORATED
The definitive Proxy Statement to be filed
with respect to the 1997 Annual Meeting of                     Part III
Shareholders of Registrant

                                     PART I.

ITEM 1.   BUSINESS

GENERAL

The Company is engaged primarily in the ownership, operation and franchising of Steak n Shake restaurants through its wholly-owned subsidiary, Steak n Shake, Inc. Founded in 1934 in Normal, Illinois, Steak n Shake is one of the oldest restaurant chains in the country. Steak n Shake has 161 Company-operated restaurants and 47 franchised restaurants, located in 12 midwestern and southeastern states. Steak n Shake restaurants are generally open 24 hours a day, seven days a week, and in addition to the core menu offer a breakfast menu from 2:00 a.m. until 11:00 a.m. During fiscal 1996, lunch and dinner sales accounted for approximately 37% and 44% of sales, respectively, while breakfast and late night sales accounted for 7% and 12% of sales, respectively.

THE STEAK N SHAKE CONCEPT

Management's key concept strategies are to:

CAPITALIZE ON DISTINCT MARKET NICHE. Steak n Shake occupies a distinct niche in the restaurant industry. The restaurants offer full-service dining with counter and dining room seating, as well as drive-thru and carry-out service. Counter and dining room sales represent approximately two-thirds of the sales mix while sales for off-premises dining represent approximately one-third of the sales mix. Unlike most fast-food restaurants, all food is freshly prepared, made-to-order in view of the customer and is served promptly on china with flatware and glassware by friendly wait staff. Steak n Shake's prices are considerably less than most casual dining concepts with an average check of $5.00 per person in fiscal 1996, although the average check during the peak lunch and dinner hours was $5.50 and $5.75, respectively. The Company believes that Steak n Shake offers a much more compelling value and higher quality level of core menu items than competitive fast-food and casual dining chains.

FOCUS ON CORE MENU ITEMS WHILE OFFERING VARIETY. For over 60 years, Steak n Shake's menu has featured core items which include steakburgers, thin and crispy french fries and hand-dipped milk shakes. The Company believes that its focus on certain menu items has allowed it to serve consistent, high quality food which, in turn, has built brand loyalty with its customers. Menu items are prepared in accordance with the Company's strict specifications using high quality ingredients such as 100% pure U.S. beef, including cuts of T-bone, strip and sirloin steaks, used in its steakburgers. Over the years, Steak n Shake has responded to changing customer tastes with greater menu variety without losing its focus or customer appeal, by making carefully planned menu additions such as a grilled chicken breast sandwich, beef and chicken taco salads and various homestyle soups and salads.

EMPHASIZE CUSTOMER SATISFACTION. Steak n Shake's reputation and long-standing customer loyalty have been earned over many years by the consistent quality of the dining experience. The success of Steak n Shake depends on its employees' commitment to consistently exceed the customer's expectations. All restaurant employees participate in a formal training program that focuses on enhancing customer satisfaction and includes classroom and on-the-job instruction. Restaurant managers are required to complete a comprehensive eight-week training program on restaurant operating procedures, employee relations, and customer service. In order to ensure consistent execution of the Company's standards for service, self-stamped comment cards are placed in every restaurant, and management performs periodic on-site visits and formal inspections.

RESTAURANT DESIGN

Steak n Shake restaurants have a distinctive exterior appearance and interior decor. The exterior design of a Steak n Shake restaurant has the unique character of a branded logo embracing building shape, awning detail, building graphics and pylon signing. The interior decor is reminiscent of the nostalgic diner era using chrome, glass, neon and tile in a contemporary manner. Food preparation takes place in view of the customer, as reflected by Steak n Shake's slogan, "In Sight It Must Be Right-Registered Trademark-". The kitchen area is designed to allow for efficiency of work flow, thereby minimizing the amount of space required.

All of the Steak n Shake restaurants are free-standing structures except for ten units, of which seven are part of travel centers. Restaurants constructed prior to 1973 are similar in architectural style but differ in size resulting in seating capacities varying from 39 to 138 customers. Restaurants built since 1973 are generally 3,800 square feet in area and seat approximately 100 customers. The travel center units are located in complexes that typically include a fuel service area and a convenience store. These units are located on interstate highways and serve both the general traveler and truck traffic. The travel center unit exteriors and interiors are the same as those of the free-standing units.

The Company has engaged in an extensive program of remodeling older Steak n Shake units to conform them to current restaurant design specifications. Since the beginning of fiscal 1994, the Company has remodeled 37 units at an average cost of approximately $164,000 per unit. The Company has identified 25 additional units for remodeling over the next three years in order to complete the remodeling program.

EXPANSION STRATEGY

In fiscal 1992, the Company embarked upon a Steak n Shake expansion program that contemplated the addition of 39 new Company-operated units by the end of fiscal 1997. By September 25, 1996, the Company had opened 67 new Company-operated restaurants, as follows:

                                                   NUMBER OF
   FISCAL YEAR                                    UNITS ADDED
   -----------                                    -----------
     1993. . . . . . . . . . . . . . . . . . . . . . .  8
     1994. . . . . . . . . . . . . . . . . . . . . . . 11
     1995. . . . . . . . . . . . . . . . . . . . . . . 21
     1996. . . . . . . . . . . . . . . . . . . . . . . 27

For fiscal year 1997, 32 Company-operated units are expected to be opened.

Due to the success of the new restaurants and the progress made in further developing its infrastructure and organizational quality, the Company has increased the objectives of the expansion plan in each of the years subsequent to fiscal 1992. The Company's five-year plan for fiscal 1997 through fiscal 2001 calls for an annual increase of at least 20% in the number of Company-operated Steak n Shake units. In addition to the 240 Company-operated units planned, the Company will also expand its franchise system during the five-year period. The result would be over 500 systemwide Steak n Shake restaurants by the end of fiscal 2001, of which approximately 400 would be Company-operated.
As part of its continuing planning process, management reviews the relationship of the number of Company-operated to franchised restaurants and the selection of areas for development by the Company and by franchisees.

The Company's expansion program is based upon a strategic cluster approach in existing and contiguous markets. The execution of this strategy is to open a sufficient number of restaurants in a television media market to communicate effectively Steak n Shake's brand building awareness messages. The addition of Company-operated restaurants in markets where the Company's television marketing effort has been implemented allows the Company to leverage its advertising costs over more units and to benefit from management efficiencies. In existing media markets, the Company's advertising expenditures create higher levels of customer recognition and greater market acceptance for new units. The Company's new restaurants opened in existing media markets have typically experienced higher than average sales volumes. In new media market areas, the Company's strategy is to construct a cluster of units to allow the Company to begin effective advertising within a short period of time.

Since the beginning of fiscal 1994, the Company has added five new restaurants in Cincinnati, bringing the total number of restaurants in that market to seven. This increased number of restaurants allowed the Company to begin television advertising in Cincinnati in October 1995. Similarly, the Company began television advertising in the Orlando/Daytona market in the summer of 1994. Since that time, the Company has added twelve new restaurants in the market.
The Company believes that both of these markets have the potential for significant additional growth. The Company is currently pursuing this strategy in the Dayton, Ohio market, and its near-term expansion plans will also include the development of the existing Tampa, Florida and Kansas City markets. As the Cincinnati and Dayton, Ohio and Orlando, Florida markets are being built out, the Company will soon pursue new markets in Jacksonville, Florida; Nashville, Tennessee; Lexington, Kentucky; outlying suburbs of Chicago, Illinois and Columbus, Ohio.

A second strategy is to link existing major Steak n Shake markets by developing Steak n Shake units along the connecting interstate highways. Since the beginning of fiscal 1995, 30 Company-operated and 11 franchised restaurants have been opened at locations along interstate highways.

Management believes that the Company's existing borrowing capacity and anticipated cash flow from operations will be adequate to meet the working capital needs of the Company and provide the funds needed for the expansion plan through fiscal 1997. The Company's ability to meet the objectives of its expansion plan beyond fiscal 1997 also will be dependent upon its ability to obtain additional capital through borrowings, the issuance of equity and/or debt securities or sale and leaseback transactions. The Company has no commitments with respect to any such additional financing.

SITE SELECTION

Management believes that the site selection process is critical to the success of its restaurants, and senior management devotes significant time and resources in analyzing each prospective site. A variety of factors are considered in the site selection process, including local market demographics, site visibility and accessibility, highway interchanges and proximity to significant generators of potential customers such as major retailers, regional malls, shopping centers, office complexes, and hotel and entertainment centers including stadiums, arenas and multi-screen theaters.

The Company's Vice President of Real Estate and Franchising and the real estate managers identify and research sites for review by the Company's senior management prior to submission to the Board of Directors for purchase or lease approval. Upon identification of a site, its success including the potential return on investment is assessed by utilization of financial models which evaluate the unit's projected sales and earnings. Management believes this detailed process, along with a critical approval path, ensures the management discipline and scrutiny to acquire sites that have the most potential to meet the Company's required performance criteria.

RESTAURANT LOCATIONS

The following table lists, as of September 25, 1996, the locations of the 208 Steak n Shake restaurants and the number of units in each state and the number of units in each city if more than one unit:


     FLORIDA (30)               ILLINOIS (39)            INDIANA (49)             MISSOURI (48)
     Bradenton                  Alton                    Anderson                 Arnold
     Daytona Beach              Belleville               Avon                   * Branson
     Gainesville                Bloomington - 2          Bloomington - 3        * Cape Girardeau
     Lakeland - 2               Bradley                  Carmel - 2             * Columbia
     Lake Buena Vista           Carbondale             * Clarksville            * Farmington
     Lake Mary                  Champaign                Columbus                 Fenton
     Merritt Island             Collinsville             Elkhart                  Festus
     Ocala                      Danville - 2           * Evansville - 2           Independence
     Orange City                Decatur - 3              Ft. Wayne - 2          * Jefferson City
     Orlando - 7                East Peoria              Goshen                 * Joplin
     Ormond Beach               Edwardsville             Greenwood              * Poplar Bluff
     Oviedo                     Effingham                Indianapolis - 19      * Rolla
     Palm Coast                 Fairview Heights         Kokomo - 2               St. Louis - 31
     Sanford                    Galesburg                Lafayette - 2          * Springfield - 4
   * Tallahassee - 2          * Jacksonville             Lebanon                  Sullivan
     Tampa - 4                  Joliet - 2               Marion
     West Melbourne           * Lincoln                  Michigan City            GEORGIA (14)
     Wildwood                   Marion                   Mishawaka              * Albany
     Winter Haven               Mattoon                  Muncie                 * Atlanta - 9
                                Mt. Vernon               Plainfield             * Brunswick
     KENTUCKY (7)               Normal - 2               Richmond               * Tifton
   * Elizabethtown              Pekin                    Seymour                * Valdosta
     Florence                   Peoria - 4               South Bend             * Warner Robbins
   * Louisville - 3             Peru                     Terre Haute
   * Owensboro                * Quincy                                            TENNESSEE (3)
     Paducah                  * Springfield - 3          MICHIGAN (5)           * Chattanooga - 2
                                Urbana - 2               Battle Creek           * Dickson
     OHIO (9)                                            Benton Harbor
     Cincinnati - 5             IOWA (1)                 Grand Rapids             KANSAS (1)
     Dayton - 2                 Davenport                Holland                  Overland Park
     Middletown                                          Portage
     Troy

     ARKANSAS (2)
   * Jonesboro
   * Little Rock


---------------
   * Franchised units.

RESTAURANT MANAGEMENT

The operations of the restaurants are the responsibility of the Vice President of Operations and National General Manager, six division managers, twenty-six district managers and the unit-level restaurant management teams.

The divisions and the number of units in each are as follows:

                                         NUMBER OF
                         DIVISION          UNITS
                         --------        ---------
                         Missouri            42
                         Indiana             31
                         Illinois            31
                         Florida             28
                         Michiana            18
                         Ohio                11
                                            ---
                                            161
                                            ---
                                            ---

Division managers are responsible for the operations of the restaurants in the division as well as supervision of the division support team, which includes district managers, training and recruiting managers, division training supervisors and maintenance and administration staff. District managers generally have responsibility for the operating performance of six to eight restaurants. The management team of a typical Steak n Shake restaurant consists of a general manager, a restaurant manager and three assistant managers. The number of assistant managers varies depending upon the volume of the unit.

The general manager of each restaurant has primary responsibilities for the day-to-day operations of the restaurant and is responsible for maintaining Company-established operating standards and procedures. An experienced, well-trained general manager is the key person in the success of a Steak n Shake restaurant. The general manager promotes compliance with the Company's high standards for food quality and customer service. Steak n Shake seeks to employ restaurant managers who are customer service oriented and who manage the restaurant from the dining room. Steak n Shake recognizes the important role of a seasoned, well-trained and properly motivated restaurant team. The Company has initiated innovative programs that involve hiring, training and career development, and a wide variety of benefits to reward and recognize adherence to Steak n Shake's high standards.

Recruiting and hiring programs have been intensified to seek the qualified people required to support the Company's aggressive growth plans. Recruiting efforts focus on hiring talented people through a variety of sources which includes development and promotion of existing employees, as well as recruiting people externally with prior casual dining restaurant experience. Additionally, Steak n Shake has a program that recruits college students enrolled in hospitality and restaurant schools.

The Company believes that offering competitive compensation, including incentive bonus plans tied to performance goals for all levels of restaurant management personnel, is important to attracting and retaining competent and highly motivated managers. Awards under the incentive bonus plan are based upon attainment of defined operating performance standards. The Employee Stock Purchase Plan also provides an opportunity for employees to become shareholders on favorable terms.

TRAINING

Each restaurant team member participates in a formal training program that utilizes work station video presentations, training manuals, a scheduled evaluation process and recognition awards which signify proficiency in specific areas. This training process, which takes place within the restaurant, is continuously reinforced and monitored.

Steak n Shake's goal is to continue to develop strong restaurant management teams by providing carefully designed leadership training programs. Each geographic division designates specific restaurants where intensified on-the-job management training occurs under careful supervision by experienced restaurant managers. Restaurant managers are required to complete a comprehensive eight-week training program during which time they are instructed in subjects such as the standards of food quality and preparation, customer service and employee relations. Restaurant managers also are provided with video training presentations and operations manuals relating to food preparation, customer service standards, restaurant operation practices and Company procedures.
During fiscal 1996, 407 individuals entered this training program, approximately 24 percent of whom were promoted from within the Company.

The general managers, together with division personnel, are responsible for hiring the hourly employees for each restaurant. Each restaurant employs approximately 40 to 80 hourly employees, many of whom work part-time. Prior to the opening of a restaurant, the Company's Division Recruiting and Training Manager assembles a team of experienced employees to train and educate the new employees. The training period for new employees lasts approximately two weeks and includes one week of general training prior to opening and one week of on-the-job supervision at the restaurant. Ongoing employee training remains the responsibility of the restaurant general manager under the supervision of a division training manager.

CUSTOMER SATISFACTION AND QUALITY CONTROL

Management believes that employee commitment to consistently exceed customer expectations is critical to the success of Steak n Shake. The Company intends to continue to develop and implement standards of execution that will result in the efficient delivery of high quality, good-tasting food served by friendly, competent wait staff.

Restaurant management is responsible for ensuring that the restaurants are operated in accordance with strict operational procedures and quality requirements. Compliance for Company-operated units is monitored through the use of customer comment cards, periodic on-site visits and formal inspections by the division and district managers as well as division training personnel, and for franchised units through periodic inspections by the Company's two franchise field operations personnel. Unfavorable comment cards are responded to by division management.

PURCHASING AND DISTRIBUTION CENTER OPERATIONS

Steak n Shake operates a distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce and dairy products) and restaurant supplies are delivered to 133 Company-operated and 26 franchised restaurants located in the Midwest. The Company's semi-trailers have the capability to handle refrigerated and frozen products along with dry goods in the same delivery trip. The distribution center was built in 1975 and has adequate capacity to handle the Company's current requirements for the Midwest. The remaining Steak n Shake restaurants, located primarily in the Southeast, obtain food products and supplies which meet the Company's quality standards and specifications from two independent distributors.

Purchases are negotiated centrally for most food and beverage products and supplies to ensure uniform quality, adequate quantities and competitive prices. Food and supply items undergo ongoing research, development and testing in an effort to maintain the highest quality products and to be responsive to changing customer tastes. The Company has not experienced any significant delays in receiving food and beverage products, restaurant supplies or equipment.

RESTAURANT REPORTING

Systems and technology are essential for the management oversight needed to monitor Steak n Shake's high standards for quality of food with quick and friendly service and to achieve desirable operating margins. Operational and financial controls are maintained through the use of point of sale systems in each restaurant, personal computers in the division offices and an automated data processing system at the corporate office. The management accounting system polls data from the point of sale system and generates daily reports of sales, sales mix, customer counts, check average, cash, labor and food cost. Inventories are taken of key products daily and of all products at the end of each four-week accounting period. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. The system is also utilized for financial and budget analysis, planning and analysis of sales by revenue center and product mix and labor utilization. Planned system developments include additional enhancements, such as sales forecasting, labor scheduling and ordering food products and supplies. Cash is controlled through frequent deposits in local bank operating accounts followed by transfers to the principal corporate operating account.

MARKETING

Management believes that Steak n Shake's commitment to customer service and value is the most effective approach to attracting and retaining customers, and that the strategy of locating multiple restaurants within a defined geographic area has enabled newer restaurants to benefit from the name recognition and reputation for quality and value developed by existing operations. Accordingly, Steak n Shake's marketing strategy is directed toward building brand loyalty.

Steak n Shake's media program, particularly television advertising, plays a significant role in its marketing strategy. The advertising theme focuses on demonstrating the specific product and service benefits that have been inherent in the Steak n Shake concept for over 60 years and upon which Steak n Shake's reputation has been built. In addition to its media program, Steak n Shake relies upon word of mouth and point of purchase advertising to attract customers and generate additional sales. Steak n Shake's strategy does not involve price led marketing.

Additional marketing activities designed to build brand awareness and loyalty, create new customer trials and introduce new products include quarterly free-standing newspaper inserts and seasonal in-store offerings centered around short-term, special promotions or product introductions. The fully integrated marketing program also utilizes menu clip-ons, table cards, ceiling danglers and signage. During fiscal 1996, the Company expended 3.2% of net sales on media and marketing materials.

FRANCHISING

GENERAL. The Company's franchising program is designed to extend its brand name recognition of Steak n Shake in selected markets and derive additional revenues without substantial investment by the Company. Franchising has become another element in the Company's expansion strategy. The Company contemplates the controlled addition of franchised restaurants over the next five years with a very selective screening standard.

As of September 25, 1996, the Company had 47 franchised Steak n Shake restaurants operated by 16 franchisees, located in Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Missouri and Tennessee. These restaurants are located in areas contiguous to markets in which there are Company-operated restaurants. Thirty-seven of the franchised units have been added since June 1991, including 11 in fiscal 1995 and 13 in fiscal 1996, and 2 franchised units are currently under construction. The Company has commitments for the development of 28 additional franchised restaurants over the next five years.

The development of franchised Steak n Shake restaurants included in the current five-year expansion plan will be dependent upon the Company entering into agreements for the construction of the additional franchised restaurants and upon the ability of existing franchisees to meet their commitments for the opening of new restaurants in their respective development areas. The success of the Company's franchisees ultimately will be dependent upon matters over which the Company has limited direct control including the management skills and financial resources of the franchisees.

PRINCIPAL FRANCHISEES. Steak n Shake's principal franchise relationships include (i) an agreement with SNS Southern, Inc., pursuant to which SNS Southern, Inc. is to open 11 additional restaurants in Georgia, northern Florida and Alabama over the next three years; and (ii) an agreement with Kelley Restaurants, Inc., for the development of a total of 8 Steak n Shake restaurants in the Atlanta, Georgia and Charlotte, North Carolina markets over the next three years. Kelley Restaurants, Inc. is controlled by E. W. Kelley, the Chairman of the Company. Steak n Shake has terminated the area development agreement with MAPCO Petroleum, Inc. to open 14 additional restaurants.

APPROVAL. Franchisees undergo a selection process supervised by the Vice President of Real Estate and Franchising, and require final approval by senior management. Steak n Shake seeks franchisees with significant experience in the restaurant business who have demonstrated the financial and management capabilities required to develop and operate a franchised restaurant. The Company initially enters into an agreement with the franchisee for the development of one unit. After the franchisee has demonstrated the ability to operate that unit in accordance with Company standards, the Company will consider entering into a broader franchise relationship.

TRAINING AND DEVELOPMENT. Steak n Shake assists franchisees with both the development and the ongoing operation of their restaurants. Steak n Shake management personnel assist with site selection, approve all franchise sites and provide franchisees with prototype plans and specifications for construction of their restaurants. The Company's training staff provides both on-site and off-site instruction to franchised restaurant management employees. Managers of franchised restaurants are required to obtain the same training as managers of Company-operated units. Support continues after a restaurant opening with periodic training programs, the provision of manuals and updates relating to product specifications, customer service and quality control procedures, advertising and marketing materials and assistance with particular advertising and marketing needs. Steak n Shake also makes available to franchisees certain accounting services and management information reports prepared at the corporate office for a monthly fee based on Steak n Shake's actual costs. Steak n Shake has two franchise field representatives who monitor franchise operations.

OPERATIONS. All franchised restaurants are required, pursuant to their respective franchise agreements, to serve Steak n Shake approved menu items. In addition, although not required to do so, a majority of franchisees purchase food, supplies and smallwares through Steak n Shake's distribution center, and use Steak n Shake's point of sale system. Access to these services enables franchisees to benefit from Steak n Shake's purchasing power and assists Steak n Shake in monitoring compliances with its standards and specifications for uniform quality. See "Purchasing and Distribution Center Operations".

FRANCHISE AGREEMENT. The standard Steak n Shake franchise agreement currently has an initial term of 20 years. Among other obligations, the agreement generally requires franchisees to pay an initial franchise fee of $30,000 for the first unit in a market, $25,000 for each subsequent unit and a continuing royalty of 4% of monthly gross sales. The franchise agreement also requires the franchisee to pay 5% of monthly gross sales to the Company for advertising, of which 80% is to be spent on local, regional or national marketing and 20% is to be used by Steak n Shake for creative and promotional development, outside independent marketing agency fees and technical and professional marketing advice.

FRANCHISING ASSISTANCE. In certain circumstances, the Company's financing subsidiary, SNS Investment Company, Inc. will assist qualified franchisees in financing the development of one or more franchised units by purchasing or leasing approved sites from third parties, constructing the restaurant and leasing or subleasing the finished facility to the franchisee. The lease terms and rentals, including a surcharge by the Company for administrative services, are negotiated based on prevailing real estate and construction rates in effect in the franchised area. Through September 25, 1996, six restaurants had been financed through this subsidiary.

CONSOLIDATED SPECIALTY RESTAURANTS, INC. ("CSR")

CONCEPTS

CSR operates eleven theme restaurants located in Illinois and Indiana. Eight of these restaurants are steakhouses operated under the name of Colorado Steakhouse. The restaurant's design theme is reminiscent of a Colorado log cabin. The Colorado Steakhouse menu emphasizes steak and prime rib with limited non-beef alternatives, such as salmon, chicken and pork. The narrow menu offering was designed to permit greater attention to quality and consistency in both food and service. The average dinner check approximates $15.00. All of the CSR restaurants also offer alcoholic beverages, which represent approximately 14% of CSR's sales.

The Specialty Restaurant Group continues to refine and fine-tune the steakhouse concept. The steakhouse casual dining niche has much potential and we continue to believe that this offers future opportunity. The concept will be thoroughly tested and operationally perfected.

The Company does not maintain a franchise program for its specialty restaurants.

COMPETITION

The restaurant business is one of the most intensely competitive industries in the United States, with price, menu offerings, location and service all being significant competitive factors. The Company's competitors include national, regional and local chains as well as local owner-operated establishments. There are established competitors with financial and other resources greater than those of the Company in all of the Company's current and proposed future market areas. The Company faces competition for sites on which to locate new restaurants and for personnel, as well as for customers.

SEASONAL ASPECTS

The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

EMPLOYEES

As of September 25, 1996, the Company had approximately 10,500 employees, of which 9,850 were employed by Steak n Shake and 650 by CSR. None of the employees is represented by a collective bargaining agreement. Approximately two-thirds of the Company's hourly employees are part-time.

TRADEMARKS

"Steak n Shake-Registered Trademark-", "Takhomasak-Registered Trademark-", "Famous For Steakburgers-Registered Trademark-", "FAXASAK-Registered Trademark-", "In Sight It Must Be Right-Registered Trademark-", "Its a Meal-Registered Trademark-" and the "Wing and Circle-Registered Trademark-" logo are federally registered trademarks and servicemarks of Steak n Shake. Steak n Shake has licensed exclusive use of the "Steak n Shake" trademark in the states of Rhode Island and California and within a three-county area of New Jersey, which would restrict expansion of Steak n Shake into those geographical areas. CSR holds federal registrations for "The Charley Horse-Registered Trademark-" and "Colorado Steakhouse-Registered Trademark-" as well as other federal and state trademarks and servicemarks applicable to its restaurant businesses in addition to state registrations. The Company is not aware of any infringing uses that could materially affect its business. The Company will protect its trademark rights by appropriate legal action whenever necessary.

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

The Company's restaurant operations are also subject to federal and state minimum wage laws and laws governing such matters as working conditions, overtime and tip credits. Many of the Company's restaurant employees are paid at rates related to the federal minimum wage and, accordingly, further increases in the minimum wage would increase the Company's labor costs.

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

GEOGRAPHIC CONCENTRATION

During fiscal 1996, approximately 25%, 23% and 16% of the Company's net sales were derived from the St. Louis, Missouri, Indianapolis, Indiana and central Florida markets, respectively. As a result, the Company's results of operations may be materially affected by weather, economic or business conditions within these markets. Also, given the Company's present geographic concentration, adverse publicity relating to Steak n Shake restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

Due to the Company's geographic concentration, the Company has limited experience in penetrating new markets, and there can be no assurance that the restaurants located in new markets will perform in a manner consistent with the restaurants in the Company's core markets.

THE RESTAURANT INDUSTRY

Historically, the restaurant industry has been affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic factors and the type, number and location of competing restaurants. Although management believes that the Company has successfully responded to changes in the restaurant industry, in the future factors such as inflation, increased food, labor and employee benefit costs and the lack of availability of experienced management personnel and hourly employees could adversely affect the restaurant industry in general and the Company's restaurants in particular.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements include, but may not be limited to, the discussions of the Company's expansion strategy, expectations concerning its future profitability, capital sources and needs, marketing plans and franchising program. Investors in the Common Stock are cautioned that reliance on any forward-looking statement involves risks and uncertainties, and that although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. The uncertainties in this regard include, but are not limited to, those identified above. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 2.   PROPERTIES

The Company currently leases 25,700 square feet of executive office space in Indianapolis, Indiana, under a lease expiring December 31, 2005.

STEAK N SHAKE, INC.

As of September 25, 1996, Steak n Shake operated 101 leased and 60 owned restaurants in Indiana, Illinois, Michigan, Missouri, Florida, Iowa, Ohio, Kansas and Kentucky. Steak n Shake restaurant leases for land and building typically are non-cancelable, have an initial term of 18 to 25 years and renewal terms aggregating twenty years or more and require Steak n Shake to pay real estate taxes, insurance and maintenance costs. Of these leases, 50 contain percentage of sales rental clauses in addition to base rent requirements.

Steak n Shake restaurants constructed prior to 1973 have a similar architectural style, seat 39 to 138 customers and occupy between 1,010 and 6,000 square feet. Restaurants built since 1973 are generally 3,800 square feet and seat approximately 100 customers.

Steak n Shake has lease obligations on 19 former restaurant locations in Georgia, Texas, Ohio, Illinois, Kentucky and Missouri of which all but two have been subleased to others as of September 25, 1996. These obligations primarily relate to restaurant locations disposed of in the late 1970's, and the sublease rentals cover substantially all of the Company's obligations under the primary leases.

Steak n Shake also has a complex of three buildings located in Bloomington, Illinois, where it owns 38,900 square feet of warehouse space in two separate buildings, one of which has cold storage facilities, and leases a 26,300 square foot distribution center and division office facility. Steak n Shake also leases division offices in Lakeland, Florida and Franklin, Ohio, and a division office and administrative facility in Indianapolis, Indiana, and owns a division office in St. Louis, Missouri. At September 25, 1996, Steak n Shake owns one restaurant location that has been leased to a third party. In addition, there are thirteen restaurants currently under construction and the Company owns six parcels of land which are being held for future development.

CONSOLIDATED SPECIALTY RESTAURANTS, INC.

As of September 25, 1996, CSR operated eleven facilities in Illinois and Indiana, of which eight are leased facilities and three are owned. The leases for land and building are typically non-cancelable agreements with initial terms of 10 to 15 years and three five-year renewal terms. All of the leases except two have percentage of sales rental clauses in addition to base rent requirements. The leases require CSR to pay real estate taxes, insurance and maintenance costs. These units have approximately 6,000 to 8,000 square feet and seat 150 to 225 customers. In addition, CSR has lease obligations on three former restaurants in Illinois and Indiana which have been, or will be, subleased to third parties.

SNS INVESTMENT COMPANY, INC.

SNS Investment Company, Inc. ("SIC"), a wholly-owned subsidiary of the Company, assists qualified franchisees with financing by purchasing or leasing land, constructing the restaurant and then leasing or subleasing the land and building to the franchisee. SIC leases typically have an initial term of 18 years and renewal options aggregating 20 years or more and require SIC to pay real estate taxes, insurance and maintenance costs. As of September 25, 1996, SIC had four land and building leases for properties located in Louisville, Kentucky, Chattanooga, Tennessee and Little Rock, Arkansas upon which Steak n Shake restaurants are being operated by franchisees pursuant to sublease agreements and two owned properties in Elizabethtown, Kentucky and Clarksville, Indiana which are leased by a Steak n Shake franchisee.

RESTAURANT LEASE EXPIRATIONS

Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:

                                     NUMBER OF LEASES EXPIRING
                                     -------------------------
             PERIOD                  SNS        CSR        SIC
             ------                  ---        ---        ---

          1997 - 2001                  4         0          0
          2002 - 2006                 11         4          0
          2007 - 2011                 18         2          0
          2012 - 2016                  4         0          0
          2017 - 2021                 15         1          0
          Beyond                      49         1          4
                                     ---       ---        ---
                                     101         8          4
                                     ---       ---        ---
                                     ---       ---        ---

ITEM 3.   LEGAL PROCEEDINGS

On May 31, 1995, Pepsi-Cola Company ("Pepsi") filed suit against Steak n Shake, Inc. in the United States District Court for the Southern District of Indiana alleging that Steak n Shake had breached a ten-year contract with Pepsi. Under the contract in question, Steak n Shake agreed to serve certain Pepsi products in return for cash payments aggregating in excess of $1,000,000, to be made by Pepsi to Steak n Shake over the term of the contract, and the provision by Pepsi of a joint marketing program. When Pepsi failed to provide the promised marketing program, Steak n Shake terminated the contract for cause.

Pepsi claims that it was not legally required to provide the marketing program in question, and it seeks damages in the amount of the profits it would have made had the contract not been terminated. Pepsi originally estimated its damages at approximately $2,800,000 but has since claimed that those damages are increasing in relation to Steak n Shake's increased cola sales. Steak n Shake denies it breached the contract, denies that Pepsi would have made any profit on the contract had it been completed and intends to vigorously defend this matter. Steak n Shake also has filed a counterclaim against Pepsi seeking $360,000 in liquidated damages as a result of Pepsi's breach of the contract.

There are no other legal proceedings against the Company, which, if adversely resolved, would have a material effect upon the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET PRICE RANGE/STOCK TRADING
The Common Stock of Consolidated Products, Inc. was listed for trading on the New York Stock Exchange (NYSE), effective November 19, 1996, under the symbol COP. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal. Prior to November 19, 1996, the Common Stock was traded on the Nasdaq National Market System. The high and low closing sales prices for the Company's common stock, as reported on Nasdaq for each quarter of the Company's past two fiscal years, are shown below:

                                1996                      1995(1)
                         ---------------------     ---------------------
                         HIGH         LOW          High         Low
                         ----         ---          ----         ---
     First Quarter       $ 15 1/4(1)  $ 13(1)      $  9 1/8     $  7 7/8
     Second Quarter      $ 17 1/8     $ 12 5/8     $ 11 3/8     $  8 1/8
     Third Quarter       $ 17 3/4     $ 15 1/2     $ 13 7/8     $ 10 7/8
     Fourth Quarter      $ 17         $ 14 1/8     $ 13 7/8     $ 11 7/8


(1) THE SALES PRICES HAVE BEEN ADJUSTED TO REFLECT THE 10% STOCK DIVIDEND DECLARED IN DECEMBER 1995.

Subsequent to year end, a 10% stock dividend was declared on December 18, 1996, payable on January 20, 1997 to shareholders of record on January 6, 1997. This information has not been restated to reflect this stock dividend.

During fiscal 1996, the Company issued an aggregate of 34,594 shares of Common Stock pursuant to the exercise of options under its Non-Employee Director Stock Option Plans. The shares were issued in exchange for the payment of the option price specified in the Plans, which in each case was the fair market value of the Common Stock on the date of the grant of the options. The sale of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof, as the offering was made only to those persons serving on the Board of Directors of the Company who were not employees of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

Consolidated Products, Inc.
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   1996           1995           1994           1993           1992
-------------------------------------------------------------------------------------------------------------------
                                                                                                         (53 Weeks)
Systemwide Sales:
  Company                                    $  224,147     $  186,740     $  158,637     $  132,509     $  126,024
  Franchise                                  $   62,600         39,521         27,139         18,163         15,064
                                             ----------------------------------------------------------------------
                                             $  286,747     $  226,261     $  185,776     $  150,672     $  141,088
                                             ----------------------------------------------------------------------
Statement of Earnings Data:
  Revenues                                   $  229,421     $  190,133     $  161,173     $  134,156     $  127,444
  Net earnings                               $   13,009     $   10,026     $    7,174     $    5,191     $    4,172

Per Share Data(1) :
  Primary                                    $      .92(2)  $      .86(2)  $      .80     $      .62     $      .55
  Fully diluted                              $      .92     $      .74     $      .58     $      .45     $      .40

Statement of Financial Position Data:
  Total assets                               $  131,416     $   99,834     $   80,328     $   70,643     $   67,062
  Long-term debt:
    Obligations under capital leases         $    6,957     $    8,263     $    9,886     $   11,178     $   12,742
    Revolving line of credit                 $    4,000             --             --             --             --
    Senior note                              $   25,000     $   20,000     $   14,250     $   17,750     $   20,500
    Subordinated convertible debentures              --             --     $   11,988     $   12,076     $   12,496
  Shareholders' equity                       $   57,829     $   42,615     $   19,715     $   11,107     $    1,779


Number of Restaurants:
  Steak n Shake
    Company-operated                                161            137            118            108            104
      Franchised                                     47             34             23             19             16
                                             ----------------------------------------------------------------------
                                                    208            171            141            127            120

  Specialty Restaurants                              11             10             11             11             14
                                             ----------------------------------------------------------------------
                                                    219            181            152            138            134
                                             ----------------------------------------------------------------------

Number of Employees                              10,500          9,543          7,712          6,471          6,184

Number of Shareholders                            4,655          3,882          2,262          2,288          2,126


(1) ALL FINANCIAL DATA REGARDING PER SHARE AMOUNTS HAVE BEEN ADJUSTED RETROACTIVELY TO REFLECT THE 10% STOCK DIVIDEND DECLARED IN DECEMBER 1995.
(2) THE PERCENT INCREASE IN PRIMARY EARNINGS PER SHARE WAS LESS THAN THE INCREASE IN FULLY DILUTED EARNINGS PER SHARE DUE TO AN INCREASE IN THE NUMBER OF SHARES OUTSTANDING ARISING FROM THE CONVERSION OF THE COMPANY'S 10% SUBORDINATED CONVERTIBLE DEBENTURES INTO THE COMPANY'S COMMON STOCK EFFECTIVE APRIL 3, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 25, 1996, SEPTEMBER 27, 1995 AND SEPTEMBER 28, 1994)

     In the following discussion, the term "same store sales" refers to the sales of only those units open for at least six months prior to the beginning of the periods being compared and which remained open through the end of the fiscal period.

RESULTS OF OPERATIONS
     The following table sets forth the percentage relationship to revenues of items included in the Company's statements of earnings for the periods indicated:

                                         1996           1995           1994
                                        -----------------------------------
Revenues
  Net sales                              97.7%          98.2%          98.4%
  Franchise fees                          1.2            1.0             .7
  Other, net                              1.1             .8             .9
                                        -----------------------------------
                                        100.0          100.0          100.0
                                        -----------------------------------

Costs and Expenses
  Cost of sales                          26.1           25.8           25.9
  Restaurant operating costs             44.0           45.0           45.6
  General and administrative              7.9            8.3            8.5
  Marketing                               3.2            2.8            2.6
  Depreciation and amortization           3.7            3.7            3.7
  Amortization of pre-opening costs       1.4            1.0            1.0
  Rent                                    3.2            3.2            2.9
  Interest                                1.4            1.7            2.8
                                        -----------------------------------
                                         90.9           91.5           93.0
                                        -----------------------------------

Earnings Before Income Taxes              9.1            8.5            7.0

Income Taxes                              3.4            3.2            2.6
                                        -----------------------------------

Net Earnings                              5.7%           5.3%           4.4%
                                        -----------------------------------

COMPARISON OF YEAR ENDED SEPTEMBER 25, 1996 TO YEAR ENDED SEPTEMBER 27, 1995

REVENUES
     Revenues increased $39,288,000 to $229,421,000, or 20.7%, due primarily to an increase in Steak n Shake net sales of $37,565,000. The increase in net sales of Steak n Shake was due to the opening of 54 new Company-operated restaurants since the beginning of the third quarter of fiscal 1994 partially offset by a 0.9% decrease in same store sales and the closure of six low-volume restaurants during the same period. The same store sales decrease was attributable to a decrease of 3.1% in customer counts resulting in part from the Company's market intensification strategy, partially offset by a 2.3% increase in check average. Steak n Shake initiated price increases of 1.7% and 1.4% in February 1995 and January 1996, respectively. After excluding units in close proximity (generally three miles) to the new units opened during the periods, Steak n Shake same store sales increased 1.3%.

     Franchise fees, which includes both initial franchise fees and royalties on franchised sales, increased $907,000 to $2,787,000 due to the opening of 24 Steak n Shake franchised restaurants since the beginning of fiscal 1995.

     Other revenues increased $974,000 to $2,487,000 due to the increase in the number of properties leased to franchisees by the Company's franchise financing subsidiary.

COSTS AND EXPENSES
     Cost of sales increased $10,693,000, or 21.8%, as a result of sales increases. As a percentage of revenues, cost of sales increased to 26.1% from 25.8% primarily as a result of the mix of Company-operated cost of sales and the cost of sales on product sales to franchisees.

     Restaurant operating costs increased $15,452,000, or 18.1%, due to higher sales volume. Restaurant operating costs, as a percentage of revenues, decreased to 44.0% from 45.0% primarily as a result of the increase in Steak n Shake sales and improved labor utilization.

     General and administrative expenses increased $2,507,000, or 16.0%. As a percentage of revenues, general and administrative expenses decreased to 7.9% from 8.3%. The increase in expenses was attributable to personnel related costs, which included costs related to additional staffing in connection with the development of new restaurants.

     Marketing expense increased $1,837,000, or 34.0%. As a percentage of revenues, marketing expense increased to 3.2% from 2.8% primarily as a result of increased television advertising.

     The $1,603,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1995.

     The $1,250,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new Company-operated restaurants opened.

     Rent expense increased $1,273,000, or 21.1%, as a result of sale and leaseback transactions since the beginning of fiscal 1995 involving 12 Company-owned properties and a net increase in the number of other leased properties.

     Interest expense decreased $136,000 as a result of the reduction in capital lease obligations and the increase in capitalized interest resulting from the increase in the number of units under construction, partially offset by interest on increased borrowings under the Company's revolving line of credit and senior note agreements.

INCOME TAXES
     The Company's effective income tax rate remained constant at 37.8%. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS
     Net earnings increased $2,983,000, or 29.8%, primarily as a result of the increase in Steak n Shake's operating earnings. Fully diluted earnings per share increased from $.74 to $.92.

COMPARISON OF YEAR ENDED SEPTEMBER 27, 1995 TO YEAR ENDED SEPTEMBER 28, 1994

REVENUES
     Revenues increased $28,959,000 to $190,133,000, or 18.0%, due primarily to an increase in Steak n Shake net sales of $27,253,000. The increase in net sales of Steak n Shake was due to an increase of 5.7% in same store sales and the opening of 37 new Company-operated restaurants since the beginning of the third quarter of fiscal 1993 partially offset by the closure of three low-volume restaurants during the same period. The same store sales increase was attributable to increases of 2.5% in check average and 3.0% in customer counts. Steak n Shake instituted a 1.2% price increase in January 1994 and a 1.7% price increase in February 1995.

     Franchise fees increased $741,000 to $1,880,000 due to the opening of 15 Steak n Shake franchised restaurants since the beginning of fiscal 1994.

COSTS AND EXPENSES
     Cost of sales increased $7,370,000, or 17.7%, as a result of sales increases. As a percentage of revenues, cost of sales decreased slightly to 25.8% from 25.9%.

     Restaurant operating costs increased $12,094,000, or 16.5%, primarily due to higher labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of revenues, decreased to 45.0% from 45.6% as a result of the economies of scale realized with increased Steak n Shake sales.

     General and administrative expenses increased $1,990,000, or 14.6%. As a percentage of revenues, general and administrative expenses decreased to 8.3% from 8.5%. The increase in expenses was attributable to personnel related costs, which included costs related to additional staffing in connection with the development of new restaurants.

     Marketing expense increased $1,135,000 or 26.6%. As a percentage of revenues, marketing expense increased to 2.8% from 2.6%, primarily as a result of increased television advertising.

     The $1,105,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1994.

     The $410,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new Company-operated restaurants opened.

     Rent expense increased $1,408,000, or 30.3%, as a result of sale and leaseback transactions since the beginning of fiscal 1994 involving 13 Company-owned properties and a net increase in the number of other leased properties.

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

NET EARNINGS
     Net earnings increased $2,852,000, to $10,026,000, or 39.8%, primarily as a result of the increase in Steak n Shake's operating earnings and the decrease in interest expense. Fully diluted earnings per share increased from $.58 to $.74.

EFFECTS OF GOVERNMENTAL REGULATIONS AND INFLATION
     Since most of the Company's employees are paid hourly rates related to federal and state minimum wage laws, increases in the legal minimum wage directly increase the Company's operating costs. Inflation in food, labor and other operating costs directly affects the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES
     The Company primarily needs capital for the development of new Steak n Shake restaurants. During fiscal 1995 and 1996, the Company opened 21 and 27 new Company-operated Steak n Shake units, respectively, and incurred capital expenditures of $42,899,000 and $46,184,000, respectively. The primary sources of funds for the Company's expansion program have been cash flow from operations, borrowings and capital generated by sale and leaseback transactions.

     The Company has borrowings of $5,000,000 available under its $25,000,000 Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement") over the period ending September 27, 1998, at interest rates based upon market rates at the time of borrowing. As of September 25, 1996, outstanding borrowings under the Senior Note Agreement bear interest at an average rate of 7.6%. The Company's $30,000,000 Revolving Credit Agreement extends to December 1997, with interest rates based on LIBOR plus 87.5 basis points or the prime rate, at the election of the Company. The amount outstanding under the Revolving Credit Agreement was $4,000,000 as of September 25, 1996. The Company expects to be able to secure a new revolving credit facility upon expiration of
the current agreement.   The Company's debt agreements contain restrictions
which, among other things, require the Company to maintain certain financial ratios. See the Note to the Consolidated Financial Statements captioned "Debt".

     The Company's current expansion plan calls for 240 new Company-operated restaurants to be opened during the five-year period from fiscal 1997 to fiscal 2001. The average cost of a new restaurant including land, site improvements, building and equipment for fiscal 1996 was approximately $1,336,000. The Company expects to fund capital expenditures and meet working capital needs using existing resources and anticipated cash flow from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties, bank borrowings, and the issuance of equity and/or debt securities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this Item 8 is set forth on pages 29 through 39 of this report. These financial statements have not been restated to reflect the subsequent 10% stock dividend discussed in Item 5. If the financial statements were restated for the effect of the stock dividend, primary earnings per share would have been $.84 in 1996 (compared to $.92 as reported), $.78 in 1995 (compared to $.86 as reported) and $.73 in 1994 (compared to $.80 as reported). Fully diluted earnings per share would have been $.84 in 1996 (compared to $.92 as reported), $.67 in 1995 (compared to $.74 as reported) and $.53 in 1994 (compared to $.58 as reported).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, positions held with the Company and its subsidiaries and the date on which service in such capacities began, of the executive officers of the Company and its subsidiaries:


      Name                   Age        Position with Company                                  Since
      ----                   ---        ---------------------                                  -----
E.W. Kelley(1)(2)             79        Chairman -
                                          Consolidated Products, Inc.                           1984
                                          Steak n Shake, Inc.                                   1984
                                          Consolidated Specialty Restaurants, Inc.              1990
S. Sue Aramian(1)(3)          64        Vice Chairwoman -
                                          Consolidated Products, Inc.                           1990
                                          Steak n Shake, Inc.                                   1990
                                          Consolidated Specialty Restaurants, Inc.              1990
                                        Secretary -
                                          Consolidated Products, Inc.                           1995
                                          Steak n Shake, Inc.                                   1995
                                          Consolidated Specialty Restaurants, Inc.              1995
Alan B. Gilman(1)(2)          66        President and Chief Executive Officer -
                                          Consolidated Products, Inc.                           1992
                                          Steak n Shake, Inc.                                   1992
                                        Vice Chairman -
                                          Consolidated Specialty Restaurants, Inc.              1992
James W. Bear(3)              51        Senior Vice President, Administration and
                                        Finance and Treasurer -
                                          Consolidated Products, Inc.                           1991
                                          Steak n Shake, Inc.                                   1991
                                          Consolidated Specialty Restaurants, Inc.              1993
Kevin F. Beauchamp            39        Vice President and Controller -
                                          Consolidated Products, Inc.                           1993
                                          Steak n Shake, Inc.                                   1993
                                          Consolidated Specialty Restaurants, Inc.              1994
Kevin E. Dooley               53        Vice President -
                                          Steak n Shake, Inc.                                   1993
                                          Consolidated Specialty Restaurants, Inc.              1993
Duane E. Geiger               34        Vice President -
                                          Consolidated Products, Inc.                           1995
William H. Hart               47        Vice President -
                                          Steak n Shake, Inc.                                   1991
                                          Consolidated Specialty Restaurants, Inc.              1990
John P. Hawes(3)              45        Vice President -
                                          Consolidated Products, Inc.                           1994
Charles D. Kono               42        Vice President and National General Manager -
                                          Consolidated Specialty Restaurants, Inc.              1996




Gary T. Reinwald              48        Vice President -
                                          Consolidated Products, Inc.                           1991
                                        Vice President and National General Manager -
                                          Steak n Shake, Inc.                                   1983
James E. Richmond             58        Vice President -
                                          Consolidated Products, Inc.                           1986
                                          Steak n Shake, Inc.                                   1986
                                          Consolidated Specialty Restaurants, Inc.              1996
Victor F. Yeandel             40        Vice President -
                                          Consolidated Products, Inc.                           1995
Mary H. Mueller               48        General Counsel and Assistant Secretary -
                                          Consolidated Products, Inc.                           1995
                                          Steak n Shake, Inc.                                   1995
                                          Consolidated Specialty Restaurants, Inc.              1995

(1)       Member of the Board of Directors of the Company
(2)       Member of the Executive Committee of the Company
(3)       Member of the Personnel/Benefits Committee of the Company

Mr. Kelley has been a Director of the Company since 1981 and Chairman since 1984. From 1981 to 1984 he served as Vice Chairman and Chief Executive Officer. He served as President and Chief Executive Officer from January 1, 1992 until July 13, 1992, and continued to serve as Chief Executive Officer until October 1, 1992. Since 1974, he has been a Managing General Partner of Kelley & Partners, Ltd., a Florida limited partnership which holds investments in companies engaged in snack food distribution and restaurant operations, and is a principal shareholder of the Company. Prior to 1981, Mr. Kelley was the Chief Executive Officer of Fairmont Foods Company, a large consumer goods company listed on the New York Stock Exchange.

Ms. Aramian has been Vice Chairwoman since 1990, a Director since 1981 and was named Secretary in 1995. She served as Vice President from 1984 to 1990. Ms. Aramian has been a Managing General Partner of Kelley & Partners, Ltd. since 1974.

Mr. Gilman was elected President and a Director on July 13, 1992 after serving as a consultant to the Company on special projects since February 3, 1992 and assumed the additional position of Chief Executive Officer effective October 1, 1992. From 1985 to 1992, Mr. Gilman was a private investor, and from 1980 to 1985, he served as President of Murjani International, Ltd., an international marketing firm. From 1968 to 1980, Mr. Gilman served as a principal executive of various divisions of Federated Department Stores, Inc., concluding as Chairman and Chief Executive Officer of the Abraham & Straus Division in New York.

Mr. Bear was elected Senior Vice President, Administration and Finance and Treasurer in 1991. Prior thereto, he served as Vice President and Treasurer of the Company from 1980 to 1991.

Mr. Beauchamp joined the Company as Vice President and Controller in 1993.
From 1990 to 1993, Mr. Beauchamp was Director of Accounting for a division of The Limited, Inc. Prior thereto, Mr. Beauchamp served in various capacities at Price Waterhouse LLP, over a period of 11 years, which included a three-year Managers' International Program in Europe, and ultimately served as a Senior Manager.

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

Mr. Geiger was appointed Vice President in 1995. From 1993 to 1995, Mr. Geiger served as Director of Financial Planning and Audit and Assistant Treasurer for the Company. Prior thereto, Mr. Geiger served in various capacities at Ernst & Young LLP, over a period of eight years, and ultimately served as a Manager.

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

Mr. Kono joined the Company in July 1996 as Vice President and National General Manager for Consolidated Specialty Restaurants, Inc. From 1992 to 1996, Mr. Kono was Director of Operations of HCI, Inc., a hospitality management group whose holdings include T.G.I. Friday's restaurants. Prior thereto, Mr. Kono served in various capacities, over a period of 10 years, with Consul Restaurant Corporation, a midwest franchisee of Chi-Chi's Mexican Restaurants, and ultimately served as Vice President of Operations.

Mr. Reinwald has been Vice President, Operations and National General Manager of Steak n Shake since 1983, and served in various capacities in the Company for 19 years prior to that date.

Mr. Richmond joined the Company as Vice President in 1986 and is responsible primarily for real estate and franchise matters.

Mr. Yeandel joined the Company as Vice President in 1995. From 1992 to 1995, Mr. Yeandel served as Vice President, Franchise Development for Long John Silver's, Inc. Prior thereto and since 1987, Mr. Yeandel held various marketing positions with Long John Silver's, Inc.

Mrs. Mueller was appointed General Counsel in 1995 and Assistant Secretary in 1994. From 1994 to 1995, Mrs. Mueller served as the Company's Associate General Counsel for Real Estate and Franchising. From 1992 to 1994, Mrs. Mueller served as Associate City Attorney for the city of South Bend, Indiana. Prior thereto and since 1983, Mrs. Mueller served as General Counsel for the Indiana Toll Road.

Officers are elected annually at the annual meeting of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information included under the captions "Compensation of Directors", "Compensation of Executive Officers", "Summary Compensation Table", "Stock Option Grants in Fiscal 1996", "Aggregated Stock Option Exercises in Fiscal 1996 and Fiscal Year End Option Values", "Long-Term Incentive Plan - Awards in Last Fiscal Year", "Report of the Executive Committee" and "Company Performance" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained under the caption "Ownership of Securities" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Management Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS. The following table sets forth the financial statements filed as a part of this report:

          Consolidated Statements of Financial Position at September 25, 1996 and September 27, 1995

          For the years ended September 25, 1996, September 27, 1995 and September 28, 1994:

          -    Consolidated Statements of Earnings
          -    Consolidated Statements of Cash Flows
          -    Consolidated Statements of Shareholders' Equity

          Notes to Consolidated Financial Statements

          Report of Independent Auditors

          The financial statements have not been restated to reflect the subsequent stock dividend discussed in Item 5 of Part II.

     2.   FINANCIAL STATEMENT SCHEDULES.

          All schedules for the years ended September 25, 1996, September 27, 1995 and September 28, 1994 have been omitted for the reason that they are not required or are not applicable, or the required information is set forth in the financial statements or notes thereto.

     3. EXHIBITS. The following exhibits are filed as a part of this Annual Report on Form 10-K.

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

          10.02 Steak n Shake, Inc. Executive Incentive Bonus Plan. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
                  July 1, 1992).

          10.03 Consultant Agreement by and between James Williamson, Jr. and the Registrant dated November 20, 1990. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter July 1, 1992).

          10.04 Memorandum agreement between Neal Gilliatt and the Registrant dated July 30, 1991. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

          10.05 Area Development Agreement by and between Steak n Shake, Inc. and Consolidated Restaurants Southeast, Inc. (currently Kelley Restaurants, Inc.) dated June 12, 1991 for Charlotte, North Carolina area. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

          10.06 Area Development Agreement by and between Steak n Shake, Inc. and Consolidated Restaurants Southeast, Inc. (currently Kelley Restaurants, Inc.) dated June 12, 1991 for Atlanta, Georgia area. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

          10.07 Letter from the Registrant to Alan B. Gilman dated June 27, 1992. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

          10.08 Consolidated Products, Inc. 1992 Employee Stock Purchase Plan. (Incorporated by reference in to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1993 related to its 1993 Annual Meeting of Shareholders).

          10.09 Consolidated Products, Inc. 1992 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1993 related to its 1993 Annual Meeting of Shareholders).

          10.10 Consolidated Products, Inc. 1994 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1994 related to the 1994 Annual Meeting of Shareholders).

          10.11 Consolidated Products, Inc. 1994 Nonemployee Director Stock Option Plan. (Incorporated by reference in to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1994 related to its 1994 Annual Meeting of Shareholders).

          10.12 Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

          10.13 Consolidated Products, Inc. 1995 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

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

     (16)         No exhibit.

     (18)         No exhibit.

     (19)         No exhibit.

     (21) 21.01   Subsidiaries of the Registrant.

     (22)         No exhibit.

     (23) 23.01   Consent of Ernst & Young LLP.

     (24)         No exhibit.

     (27) 27.01   Financial Data Schedule.

     (28)         No exhibit.

     (99)         No exhibit.

(b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 1996.

                                        CONSOLIDATED PRODUCTS, INC.

                                        By: /s/ James W. Bear
                                            -----------------------------------
                                            James W. Bear
                                            Senior Vice President and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 20, 1996.


/s/ E. W. Kelley                Director
-------------------------
E. W. Kelley

/s/ S. Sue Aramian              Director
-------------------------
S. Sue Aramian

/s/ Alan B. Gilman              President, Chief Executive Officer and Director
-------------------------       (Principal Executive Officer)
Alan B. Gilman

/s/ James W. Bear               Senior Vice President and Treasurer
-------------------------       (Principal Financial Officer)
James W. Bear

/s/ Kevin F. Beauchamp          Vice President and Controller
-------------------------
Kevin F. Beauchamp

/s/ Alva T. Bonda               Director
-------------------------
Alva T. Bonda

/s/ Neal Gilliatt               Director
-------------------------
Neal Gilliatt

/s/ Charles E. Lanham           Director
-------------------------
Charles E. Lanham

/s/ J. Fred Risk                Director
-------------------------
J. Fred Risk

/s/ Dr. John W. Ryan            Director
-------------------------
Dr. John W. Ryan

/s/ James Williamson, Jr.       Director
-------------------------
James Williamson, Jr.

                       FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 25, 1996, SEPTEMBER 27, 1995 AND SEPTEMBER 28, 1994)

                                                        1996                1995                1994
                                              ------------------------------------------------------
Revenues
    Net sales                                 $  224,146,778      $  186,739,591      $  158,636,627
    Franchise fees                                 2,787,235           1,880,220           1,138,949
    Other, net                                     2,486,911           1,512,766           1,397,811
                                              ------------------------------------------------------
                                                 229,420,924         190,132,577         161,173,387
                                              ------------------------------------------------------
Costs and Expenses
    Cost of sales                                 59,765,505          49,072,393          41,702,229
    Restaurant operating costs                   101,024,216          85,572,053          73,477,598
    General and administrative                    18,148,635          15,642,113          13,652,366
    Marketing                                      7,237,551           5,400,515           4,265,569
    Depreciation and amortization                  8,624,951           7,021,497           5,916,278
    Amortization of pre-opening costs              3,215,716           1,965,334           1,555,294
    Rent                                           7,322,405           6,048,909           4,640,733
    Interest                                       3,147,818           3,283,619           4,639,397
                                              ------------------------------------------------------
                                                 208,486,797         174,006,433         149,849,464
                                              ------------------------------------------------------

Earnings Before Income Taxes                      20,934,127          16,126,144          11,323,923

Income Taxes                                       7,925,000           6,100,000           4,150,000
                                              ------------------------------------------------------

Net Earnings                                  $   13,009,127      $   10,026,144      $    7,173,923
                                              ------------------------------------------------------

Net Earnings Per Common and Common
 Equivalent Share:

    Primary                                   $          .92      $          .86      $          .80

    Fully diluted                             $          .92      $          .74      $          .58

Weighted Average Shares and Equivalents:

    Primary                                       14,109,358        11,650,498(1)          8,937,845

    Fully diluted                                 14,148,524          13,940,094          13,666,152


SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------
Consolidated Products, Inc.
(SEPTEMBER 25, 1996 AND SEPTEMBER 27, 1995)


                                                                            1996                1995
                                                                    --------------------------------
Assets
  Current Assets
    Cash, including cash equivalents of $190,000 in 1996
     and $615,000 in 1995                                           $    630,362        $  1,350,139
    Receivables                                                        5,532,499           5,123,102
    Inventories                                                        3,940,075           3,619,687
    Deferred income taxes                                              1,248,000             747,000
    Other current assets                                               3,792,620           3,611,261
                                                                    --------------------------------
    Total current assets                                              15,143,556          14,451,189
                                                                    --------------------------------

  Property and Equipment
    Land                                                              30,579,097          21,425,346
    Buildings                                                         29,417,926          18,138,352
    Leasehold improvements                                            37,235,370          31,062,184
    Equipment                                                         52,920,755          51,194,014
    Construction in progress                                           7,496,456           7,957,312
                                                                    --------------------------------
                                                                     157,649,604         129,777,208
    Less accumulated depreciation and amortization                   (46,987,316)        (51,664,749)
                                                                    --------------------------------
    Net property and equipment                                       110,662,288          78,112,459
                                                                    --------------------------------
  Net Leased Property                                                  5,035,635           5,970,236
  Deferred Income Taxes                                                       --             558,000
  Other Assets                                                           574,023             741,913
                                                                    --------------------------------
                                                                    $131,415,502        $ 99,833,797
                                                                    --------------------------------

Liabilities and Shareholders' Equity
  Current Liabilities
    Accounts payable                                                $ 13,529,119        $  9,242,512
    Accrued expenses                                                  17,473,046          14,292,194
    Current portion of senior note                                     5,000,000           4,250,000
    Current portion of obligations under capital leases                1,302,523           1,170,946
                                                                    --------------------------------
    Total current liabilities                                         37,304,688          28,955,652
                                                                    --------------------------------
  Deferred Income Taxes                                                  325,000                  --
  Obligations Under Capital Leases                                     6,956,882           8,262,690
  Revolving Line of Credit                                             4,000,000                  --
  Senior Note                                                         25,000,000          20,000,000

  Shareholders' Equity
    Common stock -- $.50 stated value, 25,000,000 shares
     authorized -- shares issued: 14,045,486 in 1996;
     12,471,879 in 1995                                                7,022,743           6,235,940
    Additional paid-in capital                                        51,766,742          31,952,996
    Retained earnings                                                  1,262,066           6,405,050
    Less:  Unamortized value of restricted shares                     (1,416,851)           (975,862)
           Treasury stock -- at cost: 78,288 shares in 1996;
           139,564 shares in 1995                                       (805,768)         (1,002,669)
                                                                    --------------------------------
    Total shareholders' equity                                        57,828,932          42,615,455
                                                                    --------------------------------
                                                                    $131,415,502        $ 99,833,797
                                                                    --------------------------------


SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 25, 1996, SEPTEMBER 27, 1995 AND SEPTEMBER 28, 1994)


                                                                            1996                1995                1994
                                                                   -----------------------------------------------------
Operating Activities
  Net earnings                                                     $  13,009,127       $  10,026,144       $   7,173,923
    Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                    8,624,951           7,021,497           5,916,278
      Amortization of pre-opening costs                                3,215,716           1,965,334           1,555,294
      Provision for deferred income taxes                                382,000             254,000           1,092,000
      Changes in receivables and inventories                          (1,544,703)           (381,328)           (849,931)
      Changes in other assets                                         (3,037,937)         (1,970,901)         (2,684,948)
      Changes in income taxes payable                                  1,443,779             647,934           1,104,806
      Changes in accounts payable and accrued expenses                 6,502,973           3,271,363           4,624,389
       (Gain) loss on disposal of property                               232,740             160,190             (81,920)
                                                                   -----------------------------------------------------
  Net cash provided by operating activities                           28,828,646          20,994,233          17,849,891
                                                                   -----------------------------------------------------

Investing Activities
  Additions of property and equipment                                (46,183,970)        (42,898,950)        (20,566,614)
  Net proceeds from disposal of property and equipment                 6,585,448           6,715,490           7,097,144
                                                                   -----------------------------------------------------
  Net cash used in investing activities                              (39,598,522)        (36,183,460)        (13,469,470)
                                                                   -----------------------------------------------------

Financing Activities
  Proceeds from long-term debt                                        10,000,000          10,000,000                  --
  Net proceeds from revolving line of credit                           4,000,000                  --                  --
  Proceeds from equipment and property leases                            750,089             695,386             845,486
  Principal payments on debt and capital lease obligations            (5,106,924)         (4,327,641)         (3,650,192)
  Lease payments on subleased properties                                (735,480)           (637,673)           (768,618)
  Cash dividends paid in lieu of fractional shares                       (13,062)             (8,748)             (8,790)
  Cash paid in lieu of fractional shares                                      --              (4,260)                 --
  Proceeds from exercise of stock options and warrants                   616,808             102,293             360,999
  Proceeds from employee stock purchase plan                             538,668             393,850             343,918
                                                                   -----------------------------------------------------
  Net cash provided by (used in) financing activities                 10,050,099           6,213,207          (2,877,197)
                                                                   -----------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                        (719,777)         (8,976,020)          1,503,224
Cash and Cash Equivalents at Beginning of Year                         1,350,139          10,326,159           8,822,935
                                                                   -----------------------------------------------------

Cash and Cash Equivalents at End of Year                           $     630,362       $   1,350,139       $  10,326,159
                                                                   -----------------------------------------------------


SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 25, 1996, SEPTEMBER 27, 1995 AND SEPTEMBER 28, 1994)


                                                                                              Unamortized
                                                                     Additional                  Value of
                                                            Common      Paid-In     Retained   Restricted         Treasury Stock
                                                             Stock      Capital     Earnings       Shares       Shares       Amount
                                                       ----------------------------------------------------------------------------
Balance at September 29, 1993                          $ 3,389,528  $ 8,142,651  $ 1,735,217  $   321,599      504,811  $ 1,838,544
  Net earnings                                                                     7,173,923
  Shares issued under stock option plan                                   6,007                               (238,293)    (726,620)
  Shares exchanged to exercise stock options                                                                    38,572      371,628
  Shares granted under Capital Appreciation Plan                        194,192                                (34,400)     (72,408)
  Shares granted to Profit Sharing Plan                                     425                                 (5,000)     (41,029)
  Changes in unamortized value of shares granted
   under Capital Appreciation Plan                                                                 40,446
  Tax benefit relating to incentive stock plans                         370,715
  Ten percent common stock dividend declared
   December 20, 1993 (637,386 shares)                      318,693    5,577,127   (5,895,820)
  Cash dividends paid in lieu of fractional shares                                    (8,790)
  Shares issued for Employee Stock Purchase Plan            23,120      320,798
  Shares issued for conversion of subordinated
   debentures (28,136 shares)                               14,068       84,914
                                                       ----------------------------------------------------------------------------

Balance at September 28, 1994                            3,745,409   14,696,829    3,004,530      362,045      265,690    1,370,115
  Net earnings                                                                    10,026,144
  Shares issued under stock option plan                                 (32,012)                               (70,532)    (328,263)
  Shares exchanged to exercise stock options                                                                    14,906      193,958
  Shares granted under Capital Appreciation Plan                        695,734                                (70,500)    (233,141)
  Changes in unamortized value of shares granted
   under Capital Appreciation Plan                                                                613,817
  Tax benefit relating to incentive stock plans                         471,945
  Ten percent common stock dividend declared
   December 20, 1994 (767,174 shares)                      383,587    6,233,289   (6,616,876)
  Cash dividends paid in lieu of fractional shares                                    (8,748)
  Shares issued for Employee Stock Purchase Plan            24,858      368,992
  Shares issued for conversion of subordinated
   debentures (4,164,171 shares)                         2,082,086    9,518,219
                                                       ----------------------------------------------------------------------------

Balance at September 27, 1995                            6,235,940   31,952,996    6,405,050      975,862      139,564    1,002,669
  Net earnings                                                                    13,009,127
  Shares issued under stock option plan                     60,921      263,204                                (72,826)    (335,540)
  Shares exchanged to exercise stock options                                                                    14,870      242,857
  Shares granted under Capital Appreciation Plan            29,250      869,075                                 (8,000)    (117,050)
  Shares forfeited under Capital Appreciation Plan                      (36,370)                                 4,680       12,832
  Shares issued for exercise of warrants                    36,603      163,397
  Changes in unamortized value of shares granted
   under Capital Appreciation Plan                                                                440,989
  Tax benefit relating to incentive stock plans                         536,752
  Ten percent common stock dividend declared
   December 12, 1995 (1,246,670 shares)                    623,335   17,515,714  (18,139,049)
  Cash dividends paid in lieu of fractional shares                                   (13,062)
  Shares issued for Employee Stock Purchase Plan            36,694      501,974
                                                       ----------------------------------------------------------------------------
Balance at September 25, 1996                          $ 7,022,743  $51,766,742  $ 1,262,066  $ 1,416,851       78,288   $  805,768
                                                       ----------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 25, 1996, SEPTEMBER 27, 1995 AND SEPTEMBER 28, 1994)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements of Consolidated Products, Inc. (the "Company") include the accounts of Consolidated Products, Inc. (parent) and its three wholly-owned subsidiaries: Steak n Shake, Inc., Consolidated Specialty Restaurants, Inc. and SNS Investment Company. All intercompany items have been eliminated. The Company's fiscal year ends on the last Wednesday in September.

CASH, INCLUDING CASH EQUIVALENTS
     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents primarily consist of bank repurchase agreements, U.S. Government securities and money market accounts, substantially all of which have maturities of three months or less.

RECEIVABLES
     At September 25, 1996 and September 27, 1995, receivables include $2,231,000 and $3,150,000, respectively, related to the cost of two and three properties, respectively, for which sale and leaseback contracts have been entered into for the sale of these properties. Receivables are net of any related allowances.

INVENTORIES
     Inventories are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the assets (15 to 25 years for buildings and 5 to 10 years for restaurant equipment). Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

LEASED PROPERTY
  The lower of fair market value or the discounted value of that portion of a capital lease attributable to building costs is capitalized and amortized by the straight-line method over the term of such leases and included with depreciation expense. The portions of such leases relating to land are accounted for as operating leases.

FRANCHISE FEES
     Unit franchise fees and area development fees are recorded as revenue when the related restaurant begins operations. Royalty fees based on franchise sales are recognized as revenue on the accrual basis of accounting.

PRE-OPENING COSTS
     Pre-opening costs, which represent expenses incurred before a new restaurant opens, are capitalized and then amortized from the opening date over a one-year period. At September 25, 1996 and September 27, 1995, unamortized pre-opening costs were $2,055,000 and $1,672,000, respectively.

INCOME TAXES
     The Company uses the liability method prescribed by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

EMPLOYEES' PROFIT SHARING PLAN
     The Consolidated Products, Inc. Employees' Profit Sharing Plan is a defined contribution plan covering substantially all employees of the Company after they have attained age 21 and completed one year of service. Contributions to the Plan, which are subject to the discretion of the Board of Directors, amounted to $1,100,000 for 1996, $880,000 for 1995 and $710,000 for 1994.

DEFERRED DEBT COSTS
     Certain fees and expenses incurred to obtain long-term financing are being amortized over the life of the related borrowings. These costs totaled $577,000 of which the unamortized balance was $218,000 as of September 25, 1996.

ADVERTISING EXPENSES
     Advertising costs are charged to expense as incurred.

USE OF ESTIMATES
     Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

RECLASSIFICATIONS
     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

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

STOCK DIVIDEND
     On December 12, 1995, the Company declared a 10% stock dividend distributable on January 15, 1996 to shareholders of record on December 22, 1995. Accordingly, all references in the consolidated financial statements related to per share amounts, average shares outstanding, conversion prices and information concerning Stock Option and Capital Appreciation Plans have been adjusted retroactively to reflect the stock dividend.

INCOME TAXES
     The components of the provision for income taxes consist of the following:

                                             1996           1995           1994
                                     ------------------------------------------
Current:
  Federal                            $  5,873,000   $  4,486,000   $  1,983,000
  State                                 1,670,000      1,360,000      1,075,000
Deferred                                  382,000        254,000      1,092,000
                                     ------------------------------------------
Total income taxes                   $  7,925,000   $  6,100,000   $  4,150,000
                                     ------------------------------------------

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                             1996           1995           1994
                                     ------------------------------------------
Tax at U.S. statutory rates          $  7,327,000   $  5,578,000   $  3,863,000
State income taxes, net of
  federal tax benefit                   1,086,000        884,000        710,000
Employer's FICA tax credit               (384,000)      (260,000)      (201,000)
Targeted jobs tax credit                  (13,000)       (35,000)      (135,000)
Other                                     (91,000)       (67,000)       (87,000)
                                     ------------------------------------------
Total income taxes                   $  7,925,000   $  6,100,000  $  4,150,000
                                     ------------------------------------------

     Income taxes paid totaled $6,044,000 in 1996, $5,199,000 in 1995 and $2,807,000 in 1994.

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences are expected to reverse. The components of the Company's net deferred tax asset consist of the following:

                                             1996           1995
                                     ---------------------------
Deferred tax assets:
  Insurance reserves                 $  1,390,000   $    776,000
  Capital leases                          920,000      1,022,000
  Other                                   944,000        933,000
                                     ---------------------------
    Total deferred tax assets           3,254,000      2,731,000
                                     ---------------------------
Deferred tax liabilities:
  Depreciation                          1,427,000        743,000
  Restaurant pre-opening costs            719,000        585,000
  Other                                   185,000         98,000
                                     ---------------------------
    Total deferred tax liabilities      2,331,000      1,426,000
                                     ---------------------------
Net deferred tax asset                    923,000      1,305,000
Less current portion                    1,248,000        747,000
                                     ---------------------------
Long-term asset (liability)          $   (325,000)  $    558,000
                                     ---------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

LEASED ASSETS AND LEASE COMMITMENTS
                                                            1996           1995
                                                    ---------------------------
Leased property under capital leases, less
  accumulated amortization of $9,628,062
  and $9,079,286                                    $  3,252,642   $  3,802,939
Long-term portion of net investment in direct
  financing leases                                     1,782,993      2,167,297
                                                    ---------------------------
Net leased property                                 $  5,035,635   $  5,970,236
                                                    ---------------------------

     The Company leases the majority of its physical facilities under non-cancelable lease agreements. Steak n Shake restaurants typically have initial terms of eighteen to twenty-five years and renewal terms aggregating twenty years or more and Consolidated Specialty Restaurants typically have terms of ten to fifteen years and three five-year renewal terms. These leases require the subsidiaries to pay real estate taxes, insurance and maintenance costs. Certain leased facilities which are no longer operated by the subsidiaries, but have been subleased to third parties, are classified as non-operating properties in the table below of minimum future rental payments. Minimum future rental payments have not been reduced by minimum sublease rentals of $2,884,000 related to capital leases and $3,009,000 related to operating leases receivable in the future under non-cancelable subleases.

     At September 25, 1996, obligations under non-cancelable capital leases and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:



                                                       Capital Leases (000's)              Operating Leases (000's)
                                                       ----------------------              ------------------------
                                                                  Non-                          Non-
                                              Operating      Operating                     Operating      Operating
Year                                           Property       Property          Total       Property       Property
                                              ---------------------------------------------------------------------
1997                                           $  1,583       $    672       $  2,255       $  6,771       $    598
1998                                              1,525            672          2,197          6,733            603
1999                                              1,312            672          1,984          6,589            603
2000                                              1,133            604          1,737          6,249            518
2001                                                836            408          1,244          5,963            315
After 2001                                        2,182            124          2,306         52,699            372
                                              ---------------------------------------       -----------------------
Total minimum future rental payments              8,571          3,152         11,723       $ 85,004       $  3,009
Less amount representing interest                 2,645            818          3,463       -----------------------
                                              ---------------------------------------
Total obligations under capital leases            5,926          2,334          8,260
Less current portion                                914            389          1,303
                                              ---------------------------------------
Long-term obligations under capital leases     $  5,012       $  1,945       $  6,957
                                              ---------------------------------------

     During 1996 and 1995, the Company received net proceeds of $6,586,958 involving six properties, and $6,651,645 involving six properties, respectively, from sale and leaseback transactions. Since these leases are classified as operating, any related gains on the transactions have been deferred and are being amortized in proportion to the related gross rental charged to expense over the eighteen-year lease terms.

     Direct financing leases resulted from subleasing certain of the aforementioned leased facilities and the leasing of certain Company-owned facilities identified for disposal. Net investment in direct financing leases consists of:

                                                            1996           1995
                                                    ---------------------------
Total minimum lease payments to be received         $  3,198,925   $  3,899,160
Less unearned income                                   1,031,990      1,391,265
                                                    ---------------------------
Net investment in direct financing leases              2,166,935      2,507,895
Less current portion included in receivables             383,942        340,598
                                                    ---------------------------
Long-term net investment                            $  1,782,993   $  2,167,297
                                                    ---------------------------

     At September 25, 1996, minimum annual lease payments on direct financing leases of approximately $568,000 per year are receivable over the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
DEBT

REVOLVING CREDIT AGREEMENT
     The Company's $30,000,000 Revolving Credit Agreement matures in December 1997 and bears interest at a rate based on LIBOR plus 87.5 basis points or the prime rate, at the election of the Company. The line of credit includes an option for conversion into a five-year term loan with a ten-year amortization schedule. The amount outstanding under the Revolving Credit Agreement was $4,000,000 as of September 25, 1996.

SENIOR NOTE
     The Company has borrowings of $5,000,000 available under its $25,000,000 ten-year Senior Note Agreement and Private Shelf Facility (the "Agreement") over the period ending September 27, 1998, at interest rates based upon market rates at the time of borrowing. As of September 25, 1996, outstanding borrowings under the Senior Note Agreement had an average interest rate of 7.6% and the amounts maturing in each of the five years ending September 30 are as follows:
1997--$738,889; 1998--$738,889; 1999--$1,305,794; 2000--$2,020,080; 2001--
$2,531,747. A 12.44% senior note agreement with this same lender dated November 1, 1990 was consolidated into this Agreement. The amount from this previous senior note outstanding at September 25, 1996 was $10,000,000 and is repayable as follows: 1997--$5,000,000; 1998--$5,000,000. The Agreement is unsecured and contains restrictions which, among other things, require the Company to maintain certain financial ratios.

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

     Interest capitalized in connection with financing additions to property and equipment under Statement of Financial Accounting Standards No. 34, "Capitalization of Interest," which the Company adopted in fiscal 1995, amounted to $668,000 and $538,000 in fiscal 1996 and 1995, respectively.

     Interest paid on all debt amounted to $3,532,000 in 1996, $4,063,000 in 1995 and $4,259,000 in 1994.

ACCRUED EXPENSES
                                              1996           1995
                                      ---------------------------
     Salaries and wages               $  4,877,017   $  4,402,889
     Insurance                           3,848,533      2,938,352
     Property taxes                      2,182,389      1,940,653
     Other                               6,565,107      5,010,300
                                      ---------------------------
                                      $ 17,473,046   $ 14,292,194
                                      ---------------------------

CAPITAL APPRECIATION PLANS
     The Capital Appreciation Plans established in 1991 and 1994 provide for tandem awards of Common Stock (restricted shares) and book units of up to 241,576 and 145,200 shares and related units, respectively. These awards are restricted for a period of three years and are returnable to the Company if the grantee is not employed (except for reasons of retirement, permanent disability or death) by the Company at the end of the period. The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share and the common stock dividends paid per share during the period. The total value of the stock grant (based upon market value at the date of the grant) is credited to the unamortized value of unrestricted shares and amortized to compensation expense ratably over the three-year period. The 1991 Plan expired on December 31, 1993. The total number of shares and book units granted under the 1991 Plan for which restrictions have not lapsed was 41,794 at September 25, 1996; 83,187 at September 27, 1995; and 119,790 at September 28, 1994. The
total number of shares and book units granted under the 1994 Plan for which restrictions have not lapsed was 140,680 at September 25, 1996 and 79,805 at September 27, 1995. At September 25, 1996, under the 1994 Plan, 2,098 shares were reserved for future grants. The amount charged to expense under the Plans was $701,053 in 1996; $438,067 in 1995; and $345,365 in 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
STOCK OPTION PLANS

EMPLOYEE STOCK OPTION PLAN
     In February 1995, the shareholders approved the 1995 Employee Stock Option Plan ("the 1995 Plan"), which provides for the granting of 363,000 stock options. All options granted under the 1995 Plan are incentive stock options exercisable as to 20% on the date of grant and 20% on each anniversary of the
date of grant thereafter until fully exercisable.   The options expire five
years from the date of grant. Options were granted under the 1995 Plan to officers and key employees selected by the Stock Option Committee. At September 25, 1996, 226,060 options have been granted under the 1995 Plan and 66,442 are exercisable.

     In February 1993, the shareholders approved the 1992 Employee Stock Option Plan ("the 1992 Plan"), which provides for the granting of 266,200 stock options. All options granted under the 1992 Plan are incentive stock options exercisable on the same terms as the 1995 Plan. The options expire five years from the date of grant. Options were granted under the 1992 Plan to officers and key employees selected by the Stock Option Committee. At September 25, 1996, 265,623 options have been granted under the 1992 Plan and 148,942 are exercisable.

     The Company's 1983 Employee Stock Option Plan ("the 1983 Plan") expired on September 30, 1992. All options outstanding at September 25, 1996 under the 1983 Plan are nonqualified stock options exercisable on the same terms as the 1992 Plan. At September 25, 1996, 87,237 options were exercisable under the 1983 Plan.

     As of September 27, 1995, 236,763 options were available for grant and 343,471 options were exercisable. The following table summarizes the changes in options outstanding and related average prices under the 1995, 1992 and 1983
Plans:

                                                                        Average
                                                          Shares          Price
                                                       ------------------------
Outstanding at September 29, 1993                        627,519        $  3.95
   Fiscal 1994 Activity:
      Granted                                            125,235           7.95
      Exercised                                         (168,299)          2.59
      Canceled                                           (14,288)          4.02
                                                        --------
Outstanding at September 28, 1994                        570,167           5.23
   Fiscal 1995 Activity:
      Granted                                            132,837          11.78
      Exercised                                          (80,396)          3.68
      Canceled                                           (10,145)          7.37
                                                        --------
Outstanding at September 27, 1995                        612,463           6.77
   Fiscal 1996 Activity:
      Granted                                            103,605          16.23
      Exercised                                         (181,337)          4.17
      Canceled                                            (4,453)          9.09
                                                        --------
Outstanding at September 25, 1996                        530,278        $  9.58
                                                        --------
                                                        --------

NONEMPLOYEE DIRECTOR STOCK OPTION PLANS

     The Company's 1991, 1994, 1995 and 1996 Nonemployee Director Stock Option Plans ("the 1991, 1994, 1995 and 1996 Plans") provide for the grant of nonqualified stock options at a price equal to the fair market value of the Common Stock on the date of the grant. Options outstanding under each Plan are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire five years from the date of grant.

     An aggregate of 45,095 shares of Common Stock were reserved for the grant of options under the 1991 Plan. At September 25, 1996, all of the options authorized under the 1991 Plan have been granted at a price of $3.03 and were exercisable. All of the options, including 30,601 in fiscal 1996, have been exercised.

     An aggregate of 35,937 shares of Common Stock were reserved for the grant of options under the 1994 Plan. At September 25, 1996, all of the options authorized under the 1994 Plan have been granted at a price of $7.42 of which 17,569 are exercisable. No options have been canceled and 3,993 shares have been exercised since the inception of the 1994 Plan.

     An aggregate of 30,250 shares of Common Stock were reserved for the grant of options under the 1995 Plan. At September 25, 1996, all of the options authorized under the 1995 Plan have been granted at a price of $8.35 of which 12,100 are exercisable. No options have been canceled or exercised since the inception of the 1995 Plan.

     An aggregate of 16,500 shares of Common Stock were reserved for the grant of options under the 1996 Plan. At September 25, 1996, all of the options authorized under the 1996 Plan have been granted at a price of $14.55 of which 3,300 are exercisable. No options have been canceled or exercised since the inception of the 1996 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN
     In February 1993, the shareholders approved a tax-qualified Employee Stock Purchase Plan, providing for a maximum of 66,550 shares of Common Stock per year for five years. The Plan is available to all eligible employees of the Company and its subsidiaries as determined by the Board of Directors and has a calendar plan year. Employees are able to purchase shares of Common Stock each year through payroll deductions from 2% to 10% of compensation up to a maximum allowable fair market value of $10,000 or 1,000 shares per year, whichever is less. The purchase price will be the lesser of 85% of the market price, as defined, on the first or last trading day of the plan year. During fiscal 1996 and fiscal 1995, 73,388 shares and 54,688 shares, respectively, have been purchased and issued to employees.

RELATED PARTY TRANSACTIONS
     Kelley & Partners, Ltd. owned 1,294,542 shares, or 9.2%, of the Company at September 25, 1996. Additionally, certain of the partners, who also serve as officers and/or directors of the Company, collectively controlled 1,747,443 shares, or 12.4% of the Company's outstanding stock at September 25, 1996.
     Interest expense on the Debentures (see Debt note) held by Kelley & Partners, Ltd. and affiliates was $249,681 in 1995 and $488,193 in 1994.
There was no related party debt outstanding during fiscal 1996.

MANAGEMENT'S REPORT
--------------------------------------------------------------------------------
Consolidated Products, Inc.

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

     The Audit Committee of the Board of Directors, which is composed of four outside directors, serves in an oversight role to assure the integrity and objectivity of the Company's financial reporting process. The Committee meets periodically with representatives of management and the independent auditors to review matters of a material nature related to auditing, financial reporting, internal accounting controls and audit results. The independent auditors have free access to the Audit Committee. The Committee is also responsible for making recommendations to the Board of Directors concerning the selection of the independent auditors.


          /s/ Alan B. Gilman                 /s/ James W. Bear
          PRESIDENT AND                      SENIOR VICE PRESIDENT
          CHIEF EXECUTIVE OFFICER            AND CHIEF FINANCIAL OFFICER



REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Shareholders and Board of Directors
Consolidated Products, Inc.

     We have audited the accompanying consolidated statements of financial position of Consolidated Products, Inc. as of September 25, 1996 and September 27, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended September 25, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Products, Inc. at September 25, 1996 and September 27, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 25, 1996, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP
     Indianapolis, Indiana
     November 15, 1996