Form 10-Q
period 1996-12-18
CONSOLIDATED PRODUCTS INC /IN/
filed 1997-01-31
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED DECEMBER 18, 1996

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



    Number of shares of Common Stock outstanding at January 15, 1997: 15,435,694



The Index to Exhibits is located at Page 10.                      Total Pages 13

                           CONSOLIDATED PRODUCTS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                    Consolidated Statements of Financial Position -
                      December 18, 1996 (Unaudited) and September
                      25, 1996                                             3

                    Consolidated Statements of Earnings (Unaudited)
                      Twelve Weeks Ended December 18, 1996 and
                      December 20, 1995                                    4

                    Consolidated Statements of Cash Flows (Unaudited)
                      Twelve Weeks Ended December 18, 1996 and December
                      20, 1995                                             5

                    Notes to Consolidated Financial Statements
                      (Unaudited)                                          6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                    7

PART II.  OTHER INFORMATION

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                      10

PART I.  FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                              CONSOLIDATED PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                DECEMBER 18    SEPTEMBER 25                                        DECEMBER 18        SEPTEMBER 25
                                    1996          1996                                                1996                 1996
                                -----------   -------------                                        -----------        -------------
                                (Unaudited)                                                        (Unaudited)
ASSETS                                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT ASSETS                                               CURRENT LIABILITIES
 Cash, including cash equiva-                                  Accounts payable                $    13,074,636     $    13,529,119
   lents of $160,000 in 1997                                   Accrued expenses                     16,711,731          17,473,046
   and $190,000 in 1996         $   710,781  $    630,362      Current portionof senior note         5,738,889           5,000,000
 Receivables                      3,672,849     3,301,499      Current portion of obligations
 Sale and leaseback properties                                   under capital leases                1,328,934           1,302,523
   under contract                       --      2,231,000                                          ------------       ------------
                                                              Total current liabilities             36,854,190         37,304,688
 Inventory                        3,913,392     3,940,075                                          ------------       ------------
 Deferred income taxes            1,248,000     1,248,000
 Other current assets             4,606,494     3,792,620   DEFERRED INCOME TAXES                      325,000             325,000
                                -----------   -----------
 Total current assets            14,151,516    15,143,556
                                -----------   -----------

PROPERTY AND EQUIPMENT                                        OBLIGATIONS UNDER
 Land                            36,131,413    30,579,097         CAPITAL LEASES                     6,638,452           6,956,882
 Buildings                       32,100,070    29,417,926
 Leasehold improvements          38,858,192    37,235,370
 Equipment                       55,804,996    52,920,755   REVOLVING LINE OF CREDIT                 14,000,000          4,000,000
 Construction in progress         9,972,640     7,496,456
                                -----------   -----------
                                172,867,311   157,649,604
 Less accumulated depreciation                              SENIOR NOTE                              24,261,111         25,000,000
   and amortization             (49,050,035)  (46,987,316)
                                -----------   -----------
 Net property and equipment     123,817,276   110,662,288   SHAREHOLDERS' EQUITY
                                -----------   -----------
                                                              Common stock -- $.50 stated value,
LEASED PROPERTY                                                 25,000,000 shares authorized --
 Leased property under capital                                  shares issued: 15,456,569 in 1997;
   leases, less accumulated amorti-                             14,045,486 in 1996                    7,728,285          7,022,743
   zation of $9,754,702 in 1997                               Additional paid-in capital             73,900,136         51,766,742
   and $9,628,062 in 1996         3,125,651     3,252,642     Retained earnings (deficit)           (18,316,591)         1,262,066
 Net investment in direct                                     Less:  Unamortized value of
   financing leases               1,649,382     1,782,993              restricted shares             (1,266,342)        (1,416,851)
                                -----------   -----------
 Net leased property              4,775,033     5,035,635             Treasury stock -- at cost
                                -----------   -----------                  79,892 shares in 1997;
                                                                           78,288 shares in 1996       (833,930)          (805,768)
                                                                                                   ------------       ------------
OTHER ASSETS                        546,486       574,023     Total shareholders' equity             61,211,558         57,828,932
                                -----------   -----------                                          ------------       ------------
                              $ 143,290,311  $131,415,502                                          $143,290,311       $131,415,502
                                -----------   -----------                                          ------------       ------------
                                -----------   -----------                                          ------------       ------------

SEE ACCOMPANYING NOTES.

                            CONSOLIDATED PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)



                                            TWELVE WEEKS ENDED
                                     -----------------------------------
                                     DECEMBER 18            DECEMBER 20
                                          1996                  1995
                                     -------------        --------------
REVENUES
  Net sales                           $54,344,458           $47,007,551
  Franchise fees                          654,231               565,057
  Other, net                              600,614               538,856
                                      -----------           -----------
                                       55,599,303            48,111,464
                                      -----------           -----------

COSTS AND EXPENSES
  Cost of sales                        14,501,691            12,339,147
  Restaurant operating costs           24,288,073            21,265,305
  General and administrative            4,339,820             3,817,868
  Depreciation and amortization         2,243,992             1,826,120
  Marketing                             1,663,968             1,470,149
  Rent                                  1,802,013             1,640,222
  Amortization of pre-opening costs       792,171               657,194
  Interest                                798,370               671,529
                                      -----------           -----------
                                       50,430,098            43,687,534
                                      -----------           -----------

EARNINGS BEFORE INCOME TAXES            5,169,205             4,423,930

INCOME TAXES                            1,940,000             1,670,000
                                      -----------           -----------

NET EARNINGS                          $ 3,229,205           $ 2,753,930
                                      -----------           -----------
                                      -----------           -----------


NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE             $       .21           $       .18

WEIGHTED AVERAGE SHARES
  AND EQUIVALENTS                      15,657,914            15,430,087


SEE ACCOMPANYING NOTES.

                          CONSOLIDATED PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        TWELVE WEEKS ENDED
                                                   ----------------------------
                                                    DECEMBER 18     DECEMBER 20
                                                       1996             1995
                                                   ------------    ------------

OPERATING ACTIVITIES
Net earnings                                       $  3,229,205    $  2,753,930
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                    2,243,992       1,826,120
     Amortization of pre-opening costs                  792,171         657,194
     Changes in receivables and inventories            (358,259)       (883,216)
     Changes in other assets                         (1,493,093)     (1,100,797)
     Changes in income taxes payable                  1,568,325       1,585,786
     Changes in accounts payable
      and accrued expenses                           (2,783,737)      1,488,487
     Loss on disposal of property                         2,689          53,558
                                                   -----------     ------------

  Net cash provided by operating activities          3,201,293        6,381,062
                                                   -----------     ------------

INVESTING ACTIVITIES
  Additions of property and equipment              (15,268,456)     (12,792,502)
  Net proceeds from disposal of
    property and equipment                           2,330,701        3,645,432
                                                   -----------     ------------

  Net cash used in investing activities            (12,937,755)      (9,147,070)
                                                   -----------     ------------

FINANCING ACTIVITIES
  Principal payments on debt
    and capital lease obligations                   (5,212,863)      (4,438,697)
  Proceeds from long-term debt                       5,000,000        5,000,000
  Proceeds from revolving line of credit            10,000,000        2,000,000
  Lease payments on subleased properties              (127,497)        (136,763)
  Cash dividends paid in lieu of fractional shares     (20,519)             --
  Proceeds from equipment and property leases          154,330          191,718
  Proceeds from exercise of stock options               23,430          294,746
                                                   -----------     ------------

  Net cash provided by financing activities          9,816,881        2,911,004
                                                   -----------     ------------

INCREASE IN CASH AND CASH EQUIVALENTS                   80,419          144,996

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      $  630,362     $  1,350,139
                                                   -----------     ------------
                                                   -----------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  710,781   $    1,495,135
                                                   -----------     ------------
                                                   -----------     ------------



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

    In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of December 18, 1996, the consolidated statements of earnings for the twelve weeks ended December 18, 1996 and December 20, 1995 and the consolidated statements of cash flows for the twelve weeks ended December 18, 1996 and December 20, 1995 have been included. Certain 1996 items have been reclassified to conform to the 1997 presentation.

          The consolidated statements of earnings for the twelve weeks ended December 18, 1996 and December 20, 1995 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 25, 1996.

SEASONAL ASPECTS

    The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

INTEREST AND INCOME TAXES PAID

    Cash payments for interest during the twelve weeks ended December 18, 1996 and December 20, 1995 amounted to $1,020,000 and $673,000, respectively. Cash payments for income taxes during the twelve weeks ended December 18, 1996 and December 20, 1995 amounted to $372,000 and $84,000, respectively.

SHAREHOLDERS' EQUITY

    The number of shares issued as of December 18, 1996 on the consolidated statement of financial position includes 1,402,298 shares which were distributed on January 20, 1997 pursuant to a 10% stock dividend declared on December 18, 1996 to shareholders of record on January 6, 1997.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to revenues of items included in the Company's consolidated statements of earnings for the periods indicated:

                                                 TWELVE WEEKS ENDED
                                               -----------------------
                                               12/18/96       12/20/95
                                               --------       --------
     REVENUES
          Net sales                              97.7%          97.7%
          Franchise fees                          1.2            1.2
          Other, net                              1.1            1.1
                                                -----          -----
                                                100.0          100.0
                                                -----          -----
     COSTS AND EXPENSES
          Cost of sales                          26.1           25.6
          Restaurant operating costs             43.7           44.2
          General and administrative              7.8            7.9
          Depreciation and amortization           4.0            3.8
          Marketing                               3.0            3.1
          Rent                                    3.3            3.4
          Amortization of pre-opening costs       1.4            1.4
          Interest                                1.4            1.4
                                                -----          -----
                                                 90.7           90.8
                                                -----          -----

     EARNINGS BEFORE INCOME TAXES                 9.3            9.2

     INCOME TAXES                                 3.5            3.5
                                                -----          -----

     NET EARNINGS                                 5.8%           5.7%
                                                -----          -----
                                                -----          -----


COMPARISON OF TWELVE WEEKS ENDED DECEMBER 18, 1996 TO TWELVE WEEKS ENDED DECEMBER 20, 1995

REVENUES

    Revenues increased $7,488,000 to $55,599,000, or 15.6%, due primarily to an increase in Steak n Shake's net sales of $7,449,000. The increase in net sales of Steak n Shake was due to the opening of new units pursuant to the Company's expansion plan (non-same stores), partially offset by a decrease in same store sales of 0.6% and the closure of three low-volume units. The decrease in same store sales was attributable to a decrease of 2.7% in customer counts partially offset by a 2.1% increase in check average. Steak n Shake instituted price increases of 1.4% and 1.3% in January 1996 and October 1996, respectively. The retail environment with fewer shopping days between Thanksgiving and Christmas had a somewhat negative effect on same store sales. After excluding units in close proximity (generally three miles) to the new units opened during the periods, Steak n Shake same store sales increased 2.1%.

     Franchise fees, which includes both initial franchise fees and royalties on franchise sales, increased $89,000 to $654,000 due primarily to the opening of 15 Steak n Shake franchised units since the beginning of fiscal 1996.

COSTS AND EXPENSES

    Cost of sales increased $2,163,000, or 17.5%, as a result of sales increases. As a percentage of revenues, cost of sales increased to 26.1% from 25.6%, primarily as a result of increased dairy and beef costs, along with the mix of Company-operated cost of sales and the cost of sales on product sales to franchisees.

    Restaurant operating costs increased $3,023,000, or 14.2%, due to higher labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of revenues, decreased to 43.7% from 44.2%, primarily as a result of the increase in Steak n Shake sales and improved labor utilization.

    The Company's operating margins improved slightly despite the effect of the minimum wage increase and inflationary pressures on food cost.

    General and administrative expenses increased $522,000 or 13.7%. As a percentage of revenues, general and administrative expenses decreased slightly to 7.8% from 7.9%. The increase in expenses was attributable to personnel related costs, which included costs for additional staffing in connection with the development of new restaurants.

    The $418,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1996.

    Marketing expense increased $194,000, or 13.2%. As a percentage of revenues, marketing expense decreased slightly to 3.0% from 3.1%.

    Rent expense increased $162,000, or 9.9%, as a result of sale and leaseback transactions since the beginning of fiscal 1996 involving eight Company-owned properties and a net increase in the number of other leased properties.

    The $135,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new Company-operated units opened.

    Interest expense increased $127,000 as a result of the increased borrowings under the Company's revolving line of credit and senior note agreements, partially offset by the reduction in capital lease obligations.

INCOME TAXES

    The Company's effective income tax rate decreased slightly to 37.5% from 37.8% for both the quarter ended December 20, 1995 and the year ended September 25, 1996. The decrease from the prior period and from fiscal 1996 resulted from an increase in federal tax credits as a percentage of earnings before income taxes. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS

    Net earnings increased $475,000 to $3,229,000, or 17.3%, primarily as a result of the increase in Steak n Shake's operating earnings. Fully diluted earnings per share increased from $.18 to $.21.

LIQUIDITY AND CAPITAL RESOURCES

    Thirteen Steak n Shake restaurants, including two franchised units, were opened during the quarter ended December 18, 1996. Subsequent to the end of the first quarter, two Company-operated Steak n Shake restaurants were opened. Eleven additional units, including three franchised units, are currently under construction. For the quarter ended December 18, 1996, capital expenditures totaled $15,268,000 as compared to $12,793,000 for the comparable prior year period. The primary sources of funds for the Company's expansion program have been cash flow from operations, borrowings, and capital generated by sale and leaseback transactions.

    During the twelve weeks ended December 18, 1996, the Company borrowed the remaining $5,000,000 available under the $25,000,000 ten-year Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"). As of December 18, 1996, outstanding borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.7%. The Company's $30,000,000 Revolving Credit Agreement extends to December 1997, with interest rates based on LIBOR plus 87.5 basis points or the prime rate, at the election of the Company. The amount outstanding under the Revolving Credit Agreement was $14,000,000 as of December 18, 1996. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things require the Company to maintain certain financial ratios.

    The Company's current expansion plan calls for 240 new Company-operated restaurants to be opened during the five-year period from fiscal 1997 to fiscal 2001. The Company intends to fund capital expenditures and meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties, bank borrowings, and the issuance of equity and/or debt securities.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

    This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements include, but may not be limited to, the discussions of the Company's expansion strategy, expectations concerning its future profitability, capital sources and needs and franchising program. Investors in the Common Stock are cautioned that reliance on any forward-looking statement involves risks and uncertainties, and that although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. The uncertainties in this regard include, but are not limited to, those identified above. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

                           PART II.  OTHER INFORMATION


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

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

          (10)10.01 Consolidated Products, Inc. 1991 Stock Option Plan for Nonemployee Directors. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 10, 1992 related to its 1992 Annual Meeting of Shareholders).

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

          (11)11.01 Computation of Earnings Per Share.

          (27)27.01 Financial data schedule. (Electronic filing only).

      (b) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the period covered by this report


                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 30, 1997.

                                       CONSOLIDATED PRODUCTS, INC.
                                         (Registrant)

                                       /s/Kevin F. Beauchamp
                                       --------------------------------------
                                       By  Kevin F. Beauchamp
                                            Vice President and Controller
                                            On Behalf of the Registrant and as
                                            Principal Accounting Officer