Form 10-Q
period 1997-04-09
CONSOLIDATED PRODUCTS INC /IN/
filed 1997-05-15
CIK 93859

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE SIXTEEN WEEKS ENDED APRIL 9, 1997

                                    OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934



Commission file number 0-8445



                             CONSOLIDATED PRODUCTS, INC.
                 (Exact name of registrant as specified in its charter)

             INDIANA                                              37-0684070
      (State or other jurisdiction                           (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

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
Yes  X  No




   Number of shares of Common Stock outstanding at May 7, 1997:  15,522,106







The Index to Exhibits is located at Page 12.                Total Pages  17

                        CONSOLIDATED PRODUCTS, INC.

                                   INDEX

                                                                       PAGE NO.
                                                                       --------
   PART I.   FINANCIAL INFORMATION

             ITEM 1.   FINANCIAL STATEMENTS

                       Consolidated Statements of Financial
                        Position - April 9, 1997 (Unaudited) and
                        September 25, 1996                                 3

                       Consolidated Statements of Earnings
                        (Unaudited) Sixteen and Twenty-Eight
                        Weeks Ended April 9, 1997 and April 10,
                        1996                                               4

                       Consolidated Statements of Cash Flows
                       (Unaudited) Twenty-Eight Weeks Ended
                       April 9, 1997 and April 10, 1996                    5

                       Notes to Consolidated Financial Statements
                       (Unaudited)                                         6

            ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS                                          8

            ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                                  11

   PART II.   OTHER INFORMATION

            ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS                                   12

            ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                   12

                            PART I.  FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                              CONSOLIDATED PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                     APRIL 9,     SEPTEMBER 25,                                          APRIL 9,   SEPTEMBER 25,
                                      1997            1996                                                 1997          1996
                                   ------------   ------------                                         -----------   ------------
                                   (Unaudited)                                                          (Unaudited)
ASSETS                                                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT ASSETS                                                      CURRENT LIABILITIES
   Cash, including cash equiva-                                      Accounts payable                  $13,038,592   $ 13,529,119
    lents of $410,000 in 1997                                        Accrued expenses                   17,353,676     17,473,046
    and $190,000 in 1996          $     789,641   $    630,362       Current portion of senior note      5,738,889      5,000,000
   Receivables                        3,183,913      3,301,499       Current portion of obligations
   Sale and leaseback properties                                       under capital leases              1,336,496      1,302,523
    under contract                    1,965,678      2,231,000                                         -----------    ------------
   Inventories                        4,276,952      3,940,075       Total current liabilities          37,467,653     37,304,688
   Deferred income taxes              1,248,000      1,248,000                                         -----------    ------------
   Other current assets               4,428,766      3,792,620    DEFERRED INCOME TAXES                    325,000        325,000
                                    -----------    -----------
   Total current assets              15,892,950     15,143,556
                                    -----------    -----------
PROPERTY AND EQUIPMENT                                            OBLIGATIONS UNDER
   Land                              37,277,839     30,579,097     CAPITAL LEASES                        6,021,270      6,956,882
   Buildings                         34,422,305     29,417,926
   Leasehold improvements            40,305,327     37,235,370
   Equipment                         60,372,192     52,920,755    REVOLVING LINE OF CREDIT              16,000,000      4,000,000
   Construction in progress           8,748,772      7,496,456
                                    -----------    -----------
                                    181,126,435    157,649,604
   Less accumulated depreciation                                  SENIOR NOTE                           24,261,111     25,000,000
    and amortization                (51,709,145)   (46,987,316)
                                    -----------    -----------
   Net property and equipment       129,417,290    110,662,288    SHAREHOLDERS' EQUITY
                                    -----------    -----------       Common stock -- $.50 stated value
LEASED PROPERTY                                                        25,000,000 shares authorized --
   Leased property under capital                                       shares issued: 15,596,542 in 1997;
    leases, less accumulated amorti-                                   14,045,486 in 1996                7,798,271      7,022,743
    zation of $9,698,942 in 1997                                     Additional paid-in capital         75,006,361     51,766,742
    and $9,628,062 in 1996            2,958,385      3,252,642       Retained earnings (deficit)       (14,513,336)     1,262,066
   Net investment in direct                                          Less:  Unamortized value of
    financing leases                  1,378,784      1,782,993                restricted shares         (1,046,987)    (1,416,851)
                                    -----------    -----------              Treasury stock -- at cost
   Net leased property                4,337,169      5,035,635                99,146 shares in 1997:
                                    -----------    -----------                78,288 shares in 1996     (1,139,558)      (805,768)
                                                                                                        -----------   ------------
OTHER ASSETS                            532,376        574,023    Total shareholders' equity            66,104,751     57,828,932
                                   ------------    -----------                                         -----------    ------------
                                  $ 150,179,785   $131,415,502                                        $150,179,785   $131,415,502
                                   ------------    -----------                                         -----------    ------------
                                   ------------    -----------                                         -----------    ------------



SEE ACCOMPANYING NOTES.

                                 CONSOLIDATED PRODUCTS, INC.
                            CONSOLIDATED STATEMENTS OF EARNINGS
                                         (UNAUDITED)


                                                       SIXTEEN                          TWENTY-EIGHT
                                                     WEEKS ENDED                         WEEKS ENDED
                                           ------------------------------       -----------------------------
                                              APRIL 9,        APRIL 10,           APRIL 9,          APRIL 10,
                                               1997             1996                1997              1996
                                           ------------    ---------------      -------------    --------------
REVENUES
   Net sales                              $  77,085,369     $   65,017,847       $131,429,827     $112,025,399
   Franchise fees                               856,475            817,423          1,510,706        1,382,480
   Other, net                                   293,864            720,832            894,478        1,259,688
                                           ------------    ---------------      -------------    -------------
                                             78,235,708         66,556,102        133,835,011      114,667,567
                                           ------------    ---------------      -------------    -------------
COSTS AND EXPENSES
   Cost of sales                             20,247,950         17,421,914         34,749,641       29,761,061
   Restaurant operating costs                34,679,456         29,783,276         58,967,529       51,048,581
   General and administrative                 6,737,437          5,929,019         11,077,257        9,746,887
   Depreciation and amortization              3,204,835          2,551,947          5,448,827        4,378,067
   Marketing                                  2,363,132          2,135,263          4,027,100        3,605,412
   Rent                                       2,499,334          2,194,758          4,301,347        3,834,980
   Amortization of pre-opening costs          1,068,080            955,540          1,860,251        1,612,734
   Interest                                   1,192,229            968,769          1,990,599        1,640,298
                                           ------------    ---------------      -------------    --------------
                                             71,992,453         61,940,486        122,422,551      105,628,020
                                           ------------    ---------------      -------------    --------------
EARNINGS BEFORE INCOME TAXES                  6,243,255          4,615,616         11,412,460        9,039,547

INCOME TAXES                                  2,440,000          1,790,000          4,380,000        3,460,000
                                           ------------    ---------------      -------------    --------------
NET EARNINGS                                 $3,803,255         $2,825,616       $  7,032,460     $  5,579,547
                                           ------------    ---------------      -------------    --------------
                                           ------------    ---------------      -------------    --------------

NET EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE                   $      .24         $      .18       $       .45      $        .36


WEIGHTED AVERAGE SHARES
   AND EQUIVALENTS                           15,733,981         15,492,742        15,701,380        15,462,653




SEE ACCOMPANYING NOTES.

                                 CONSOLIDATED PRODUCTS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                     TWENTY-EIGHT WEEKS ENDED
                                                    ----------------------------
                                                       APRIL 9,     APRIL 10,
                                                        1997           1996
                                                    -----------    -----------
OPERATING ACTIVITIES
   Net earnings                                    $  7,032,460   $   5,579,547
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
         Depreciation and amortization                5,448,827       4,378,067
         Amortization of pre-opening costs            1,860,251       1,612,734
         Changes in receivables and inventories        (232,166)       (294,245)
         Changes in other assets                     (2,359,657)     (1,806,717)
         Changes in income taxes payable                362,455         556,513
         Changes in accounts payable
           and accrued expenses                        (966,457)        979,383
         (Gain) loss on disposal of property            (17,541)         70,066
                                                    -----------    ------------
   Net cash provided by operating activities         11,128,172      11,075,348
                                                    -----------    ------------
INVESTING ACTIVITIES
   Additions of property and equipment              (30,475,123)    (26,165,718)
   Net proceeds from disposal of
     property and equipment                           7,085,952       3,645,432
                                                    -----------    ------------
   Net cash used in investing activities            (23,389,171)    (22,520,286)
                                                    -----------    ------------
FINANCING ACTIVITIES
   Principal payments on debt
     and capital lease obligations                   (5,500,575)     (4,698,581)
   Proceeds from issuance of senior note              5,000,000       5,000,000
   Net proceeds from revolving line of credit        12,000,000      10,000,000
   Proceeds from equipment and property leases          398,686         429,608
   Lease payments on subleased properties              (379,465)       (376,441)
   Cash dividends paid in lieu of fractional shares     (20,519)        (13,062)
   Proceeds from exercise of stock options              175,855         360,192
   Proceeds from employee stock purchase plan           746,296         538,668
                                                    -----------    ------------
   Net cash provided by financing activities         12,420,278      11,240,384
                                                    -----------    ------------
INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS       159,279        (204,554)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          630,362       1,350,139
                                                    -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     789,641   $   1,145,585
                                                    -----------    ------------
                                                    -----------    ------------



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

      In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of April 9, 1997, the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 9, 1997 and April 10, 1996 and the consolidated statements of cash flows for the twenty-eight weeks ended April 9, 1997 and April 10, 1996 have been included. Certain 1996 items have been reclassified to conform to the 1997 presentation.

      The consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 9, 1997 and April 10, 1996 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 25, 1996.

SEASONAL ASPECTS

      The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

INTEREST AND INCOME TAXES PAID

      Cash payments for interest during the sixteen weeks ended April 9, 1997 and April 10, 1996 amounted to $1,646,000 and $1,301,000, respectively. Cash payments for income taxes during the sixteen weeks ended April 9, 1997 and April 10, 1996 amounted to $4,018,000 and $2,764,000, respectively.

DEBT

      On April 28, 1997, the Company amended its Senior Note Agreement and Private Shelf Facility increasing the borrowing capacity to $50,000,000. During the second quarter of 1997, the Company amended its $30,000,000 Revolving Credit Facility to extend the maturity date to December 1998.

SHAREHOLDERS' EQUITY

      The number of shares issued as of April 9, 1997 as reported in the consolidated statement of financial position includes 1,402,298 shares which were distributed on January 20, 1997 to shareholders of record on January 6, 1997 pursuant to a 10% stock dividend declared on December 18, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In the following discussion, the term "same store sales" refers to the sales of only those units open for at least six months prior to the beginning of the fiscal periods being compared and which remained open through the end of the fiscal period.

RESULTS OF OPERATIONS

   The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

                                            SIXTEEN            TWENTY-EIGHT
                                          WEEKS ENDED           WEEKS ENDED
                                        -----------------    -----------------
                                        4/9/97    4/10/96    4/9/97    4/10/96
                                        ------    -------    ------    -------
   REVENUES
       Net sales                          98.5%     97.7%     98.2%     97.7%
       Franchise fees                      1.1       1.2       1.1       1.2
       Other, net                          0.4       1.1       0.7       1.1
                                        ------    ------    ------    ------
                                         100.0     100.0     100.0     100.0
                                        ------    ------     ------   ------
   COSTS AND EXPENSES
       Cost of sales                      26.3(1)   26.8(1)    26.4(1)  26.6(1)
       Restaurant operating costs         45.0(1)   45.8(1)    44.9(1)  45.6(1)
       General and administrative          8.6       8.9        8.3      8.5
       Depreciation and amortization       4.1       3.8        4.1      3.8
       Marketing                           3.0       3.2        3.0      3.2
       Rent                                3.2       3.3        3.2      3.3
       Amortization of pre-opening costs   1.4       1.4        1.4      1.4
       Interest                            1.5       1.5        1.5      1.4
                                        ------    ------    -------   ------
                                          92.0      93.1       91.5     92.1
                                        ------    ------    -------   ------
   EARNINGS BEFORE INCOME TAXES            8.0       6.9        8.5      7.9

   INCOME TAXES                            3.1       2.7        3.3      3.0
                                        ------    ------     ------    -----
   NET EARNINGS                            4.9%      4.2%       5.2%     4.9%
                                        ------    ------     ------    -----
                                        ------    ------     ------    -----

-------------
   (1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF SIXTEEN WEEKS ENDED APRIL 9, 1997 TO SIXTEEN WEEKS ENDED
 APRIL 10, 1996

REVENUES
   Net sales increased $12,068,000 to $77,085,000, or 18.6%, due primarily to
an increase in Steak n Shake's net sales of $12,293,000.   The increase in net
sales of Steak n Shake of 20.7% was due to the opening of new units pursuant to the Company's expansion plan (non-same stores) partially offset by a 0.1% decrease in same store sales and the closure of two low-volume units. The decrease in same store sales was attributable to a decrease of 1.5% in customer counts partially offset by a 1.4% increase in check average. Steak n Shake instituted price increases of 1.4%, 1.3%, and 1.0% in January 1996, October 1996, and March 1997, respectively. After excluding units in close proximity (generally three miles) to the new units opened during the periods, Steak n Shake same store sales increased 3.6%.

   Franchise fees increased $39,000 to $856,000, as a result of an increase in franchise royalties of $129,000 due to the opening of 11 Steak n Shake franchised units since the beginning of the second quarter of fiscal 1996 partially offset by a decrease in initial franchise fees of $90,000.

   Other revenues decreased $427,000 primarily due to lease buyout costs of approximately $487,000 associated with the disposition of two leased properties.

COSTS AND EXPENSES

   Cost of sales increased $2,826,000, or 16.2%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 26.3% from 26.8%, primarily as a result of menu price increases, tight management controls over food costs and the higher mix of Company-operated restaurant sales as compared to product sales to franchisees partially offset by inflationary pressures on food cost, in particular, beef costs.

   Restaurant operating costs increased $4,896,000, or 16.4%, due to increased labor costs and other operating costs resulting from the higher sales volume and the effect of the minimum wage increase. Restaurant operating costs, as a percentage of net sales, decreased to 45.0% from 45.8%, primarily as a result of improved labor utilization and a decrease in fringe benefit costs.

   The Company's operating margins improved despite the effect of the minimum wage increase and inflationary pressures on food cost due primarily to tight management control over food and labor costs.

   General and administrative expenses increased $808,000 or 13.6%. The increase in expenses was attributable to personnel related costs, which included costs for additional staffing in connection with the development of new restaurants. As a percentage of revenues, general and administrative expenses decreased to 8.6% from 8.9%.

   The $653,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1996.

   Marketing expense increased $228,000, or 10.7%. As a percentage of revenues, marketing expense decreased to 3.0% from 3.2% due to the Company's market intensification strategy.

   Rent expense increased $305,000, or 13.9%, as a result of sale and leaseback transactions since the second quarter of fiscal 1996 involving nine company-owned properties and a net increase in the number of other leased properties.

   The $113,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated units opened since the end of the first quarter of 1996.

   Interest expense increased $223,000 as a result of the increased borrowings under the Company's revolving line of credit and senior note agreements, offset by lower average costs of borrowing and the reduction in capital lease obligations.

INCOME TAXES
   The Company's effective income tax rate increased to 39.1% from 38.8% for the quarter ended April 10, 1996 and from 37.8% for the year ended September 25, 1996. While the anticipated amount of federal tax credits increased over the quarter ended April 10, 1996, federal tax credits as a percentage of earnings before income taxes declined resulting in the increase in the effective income tax rate. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS
  Net earnings increased $978,000, or 34.6%, primarily as a result of the increase in Steak n Shake's operating earnings. Fully diluted earnings per share increased from $.18 to $.24.

COMPARISON OF TWENTY-EIGHT WEEKS ENDED APRIL 9, 1997 TO TWENTY-EIGHT WEEKS ENDED APRIL 10, 1996

REVENUES
   Net sales increased $19,404,000 to $131,430,000, or 17.3%, due primarily to an increase in Steak n Shake's net sales of $19,742,000. The increase in net sales of Steak n Shake of 19.3% was due to the opening of new units pursuant to the Company's expansion plan (non-same stores), partially offset by a 0.2% decrease in same store sales and the closure of three low-volume units. The decrease in same store sales was attributable to a decrease of 1.5% in customer counts partially offset by a 1.3% increase in check average. Steak n Shake instituted price increases of 1.4%, 1.3%, and 1.0% in January 1996, October 1996, and March 1997, respectively. After excluding units in close proximity (generally three miles) to the new units opened during the periods, Steak n Shake same store sales increased 3.0%.

   Franchise fees increased $128,000 to $1,511,000, as a result of an increase in franchise royalties of $288,000 due to the opening of 15 Steak n Shake franchised units since the beginning of fiscal 1996 partially offset by a decrease in initial franchise fees of $160,000.

   Other revenues decreased $365,000 due to lease buyout costs of approximately $487,000 associated with the disposition of two leased properties, partially offset by revenue generated by an increase in the number of properties leased to franchisees by the Company's franchise financing subsidiary.

COSTS AND EXPENSES
   Cost of sales increased $4,989,000, or 16.8%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 26.4% from 26.6%.

   Restaurant operating costs increased $7,919,000, or 15.5%, due to increased labor costs and other operating costs resulting from the higher sales volume and the effect of the minimum wage increase. Restaurant operating costs, as a percentage of net sales, decreased to 44.9% from 45.6%, primarily as a result of improved labor utilization and a decrease in fringe benefit costs.

   General and administrative expenses increased $1,330,000 or 13.6%. The increase in expenses was attributable to personnel related costs, which included costs for additional staffing in connection with the development of new restaurants. As a percentage of revenues, general and administrative expenses decreased to 8.3% from 8.5%.

   The $1,071,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1996.

   Marketing expense increased $422,000, or 11.7%. As a percentage of revenues, marketing expense decreased to 3.0% from 3.2% due to the Company's market intensification strategy.

   Rent expense increased $466,000, or 12.2%, as a result of sale and leaseback transactions since the beginning of fiscal 1996 involving twelve Company-owned properties and a net increase in the number of other leased properties.

      The $248,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new Company-operated units opened since the beginning of fiscal 1996.

   Interest expense increased $350,000 as a result of the increased borrowings under the Company's revolving line of credit and senior note agreements, offset by lower average costs of borrowing and the reduction in capital lease obligations.

INCOME TAXES
   The Company's effective income tax rate increased to 38.4% from 38.3% for the twenty-eight weeks ended April 10, 1996 and from 37.8% for the year ended September 25, 1996. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS
   Net earnings increased $1,453,000, or 26.0%, primarily as a result of the increase in Steak n Shake's operating earnings. Fully diluted earnings per share increased from $.36 to $.45.

LIQUIDITY AND CAPITAL RESOURCES

   Eight Company-operated Steak n Shake restaurants were opened during the sixteen weeks ended April 9, 1997. A total of nineteen Company-operated Steak n Shake restaurants and two franchised Steak n Shake restaurants were opened during the twenty-eight weeks ended April 9, 1997. Subsequent to the end of the second quarter, two Company-operated and three franchised Steak n Shake restaurants were opened. Twelve additional units, including one franchised unit, are currently under construction. For the twenty-eight weeks ended April 9, 1997, capital expenditures totaled $30,475,000 as compared to $26,166,000 for the comparable prior year period.

   As of April 9, 1997, the Company had borrowed $25,000,000 under its ten-year Senior Note Agreement and Private Shelf Facility. Borrowings under this facility bear interest at an average fixed rate of 7.7%. On April 28, 1997, the Company amended the Senior Note Agreement and Private Shelf Facility increasing borrowing capacity to $50,000,000. The Company's $30,000,000 Revolving Credit Agreement bears interest based on LIBOR plus
87.5 basis points or the prime rate, at the election of the Company. During the second quarter of 1997, the Company amended the Revolving Credit Agreement to extend the maturity date to December 1998. The amount outstanding under the Revolving Credit Agreement was $16,000,000 as of April 9, 1997. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things require the Company to maintain certain financial ratios.

   The Company's current expansion plan calls for 242 new Company-operated restaurants to be opened during the five-year period from fiscal 1997 to fiscal 2001. The Company intends to fund capital expenditures and meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties, bank borrowings, and the issuance of equity and/or debt securities.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board  issued
Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." For its fiscal year beginning September 25, 1997, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The change is expected to result in an increase in primary (basic) earnings per share for both the sixteen weeks ended April 9, 1997 and April 10, 1996 of $.01 per share, and for both the twenty-eight weeks ended April 9, 1997 and April 10, 1996 of $.01 per share. The adoption of SFAS
No. 128 will have no effect on diluted earnings per share for the same periods.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable until the Company's fiscal year beginning October 1, 1998.

                           PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders of Consolidated Products, Inc. (the "Company") held February 12, 1997, the following actions were taken:

         1. Nine directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified, as follows:

      Name                  Votes For      Votes Withheld       Abstentions
      ----                  ---------      --------------       -----------
   S. Sue Aramian          10,611,634           817              1,101,884
   Alva T. Bonda           10,642,581         1,136              1,070,618
   Neal Gilliatt           10,640,298         1,446              1,072,591
   Alan B. Gilman          10,648,562           425              1,065,348
   E. W. Kelley            10,640,838         1,446              1,072,051
   Charles E. Lanham       10,651,180           507              1,062,648
   J. Fred Risk            10,597,076         2,071              1,115,188
   John W. Ryan            10,647,093           507              1,066,735
   James Williamson, Jr.   10,649,056           912              1,064,367

         2. A proposal to approve the adoption by the Board of Directors of the Company's 1997 Employee Stock Option Plan was adopted by the vote of 8,926,846 shares FOR, 141,573 shares AGAINST and 2,645,916 shares ABSTAIN.

         3. A proposal to approve the adoption by the Board of Directors of the Company's 1997 Capital Appreciation Plan was adopted by the vote of 8,759,373 shares FOR, 301,350 shares AGAINST and 2,653,612 shares ABSTAIN.

         4. A proposal to approve the adoption by the Board of Directors of the Amendment to the Company's 1992 Employee Stock Purchase Plan was adopted by the vote of 8,974,267 shares FOR, 84,996 shares AGAINST and 2,655,072 shares ABSTAIN.

         5. A proposal to approve the adoption by the Board of Directors of the Company's 1997 Nonemployee Director Stock Option Plan was adopted by the vote of 8,828,810 shares FOR, 247,344 shares AGAINST and 2,638,181 shares ABSTAIN.

         6. A proposal to approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 24, 1997 was approved by the vote of 10,634,663 shares FOR, 11,300 shares AGAINST and 1,068,372 shares ABSTAIN.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      (2)         Not Applicable

      (3)   3.01  Articles of Incorporation of Consolidated Products, Inc.
                  (formerly Steak n Shake, Inc.), as amended through November 1, 1981. (Incorporated by reference to the Exhibits to Registration Statement No. 2-75094).

            3.02 Attachment to Joint Agreement of Merger dated October 31, 1983, between Franklin Corporation and Steak n Shake, Inc. (Incorporated by reference to the Exhibits to Registrant's Form 10-K for the year ended September 28, 1983).

            3.03 Bylaws of Consolidated Products, Inc. (formerly Steak n Shake, Inc.) in effect at December 26, 1990. (Incorporated by reference to the Exhibits to Registration Statement of Form S-2 filed with the Commission on August 6, 1992, file no. 33-50568).

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

            4.03 Note Purchase and Private Shelf Agreement by and Between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of September 27 1995 related to $39,250,000 senior note agreement and private shelf facility. (Incorporated by reference to the Exhibits to the Registrant's Report on Form 8-K dated September 26, 1995).

            4.04 First Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated September 26, 1995. (Incorporated by reference to the Exhibits to the Registrant's Report on Form 8-K dated September 26 1995).

            4.05 Second Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. effective January 31, 1997.

            4.06 Amendment No. 1 to Note Purchase and Private Shelf Agreement by and between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of April 28, 1997 related to senior note agreement and private shelf facility.

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

           10.15 Consolidated Products, Inc. 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

           10.16 Consolidated Products, Inc. 1997 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

           10.17 Amendment to Consolidated Products, Inc. 1992 Employee Stock Purchase Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

           10.18 Consolidated Products, Inc. 1997 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated
                   December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

     (11)  11.01   Computation of Earnings Per Share.

     (15)          Not applicable.

     (18)          Not applicable.

     (19)          Not applicable.

     (22)          Not applicable.

     (23)          Not applicable.

     (24)          Not applicable.

     (27)  27.01   Financial data schedule. (Electronic filing only).

     (99)          Not applicable.

(b)   REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the sixteen weeks ended April 9, 1997.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 1997.


                                CONSOLIDATED PRODUCTS, INC.
                                    (Registrant)

                                  /s/   Gregory G. Fehr
                                  --------------------------------------
                                   By  Gregory G. Fehr
                                        Vice President and Controller
                                        On Behalf of the Registrant and as
                                        Principal Accounting Officer