Form 10-Q
period 1997-07-02
CONSOLIDATED PRODUCTS INC /IN/
filed 1997-08-15
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED JULY 2, 1997

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
Yes  X  No
    ---    ---




Number of shares of Common Stock outstanding at August 13, 1997:  16,535,125




The Index to Exhibits is located at Page 12.                    Total Pages  17

                           CONSOLIDATED PRODUCTS, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                    Consolidated Statements of Financial Position -
                      July 2, 1997 (Unaudited) and September 25, 1996      3

                    Consolidated Statements of Earnings (Unaudited) -
                      Twelve and Forty Weeks Ended July 2, 1997
                      and July 3, 1996                                     4

                    Consolidated Statements of Cash Flows (Unaudited) -
                      Forty Weeks Ended July 2, 1997 and
                      July 3, 1996                                         5

                    Notes to Consolidated Financial Statements (Unaudited) 6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                             8

          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                     11

PART II.  OTHER INFORMATION

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                      12

                         PART I.  FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                           CONSOLIDATED PRODUCTS, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                             JULY 2,         SEPTEMBER 25,
                                               1997             1996
                                               ----             ----
                                          (Unaudited)

ASSETS
CURRENT ASSETS
   Cash, including cash equiva-
      lents of $550,000 in 1997
      and $190,000 in 1996              $     1,340,264     $      630,362
   Receivables                                3,779,284          3,301,499
   Sale and leaseback properties
      under contract                                 -           2,231,000
   Inventories                                4,479,247           3,940,075
   Deferred income taxes                      1,248,000           1,248,000
   Other current assets                       4,395,517           3,792,620
                                        ---------------     ---------------
   Total current assets                      15,242,312          15,143,556
                                        ---------------     ---------------

PROPERTY AND EQUIPMENT
   Land                                      40,023,256         30,579,097
   Buildings                                 36,801,894         29,417,926
   Leasehold improvements                    41,718,903          37,235,370
   Equipment                                 63,305,216         52,920,755
   Construction in progress                  10,027,608           7,496,456
                                        ---------------     ---------------
                                            191,876,877        157,649,604
   Less accumulated depreciation
      and amortization                      (53,868,224)        (46,987,316)
                                        ---------------     ---------------
   Net property and equipment               138,008,653         110,662,288
                                        ---------------     ---------------

LEASED PROPERTY
   Leased property under capital
      leases, less accumulated amorti-
      zation of $9,823,169 in 1997
      and $9,628,062 in 1996                  2,833,807          3,252,642
   Net investment in direct
      financing leases                        1,294,751           1,782,993
                                        ---------------     ---------------
   Net leased property                        4,128,558           5,035,635
                                        ---------------     ---------------


OTHER ASSETS                                    513,770             574,023
                                        ---------------     ---------------
                                        $   157,893,293     $   131,415,502
                                        ---------------     ---------------
                                        ---------------     ---------------


                                            JULY 2,           SEPTEMBER 25,
                                              1997                1996
                                              ----                ----
                                          (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                     $    13,360,776     $    13,529,119
   Accrued expenses                          20,318,938          17,473,046
   Current portion of senior note               738,889           5,000,000
   Current portion of obligations
      under capital leases                    1,357,148           1,302,523
                                        ---------------     ---------------
   Total current liabilities                 35,775,751          37,304,688
                                        ---------------     ---------------



DEFERRED INCOME TAXES                           325,000             325,000


OBLIGATIONS UNDER
   CAPITAL LEASES                             5,702,091           6,956,882


REVOLVING LINE OF CREDIT                     16,000,000           4,000,000


SENIOR NOTE                                  29,261,111          25,000,000

SHAREHOLDERS' EQUITY
   Common stock -- $.50 stated value
      25,000,000 shares authorized --
      shares issued: 15,634,069 in 1997;
      14,045,486 in 1996                      7,817,035           7,022,743
   Additional paid-in capital                75,165,717          51,766,742
   Retained earnings (deficit)               (9,957,704)          1,262,066
   Less:  Unamortized value of
              restricted shares                (906,136)         (1,416,851)
          Treasury stock -- at cost
              108,879 shares in 1997:
              78,288 shares in 1996          (1,289,572)           (805,768)
                                        ---------------     ---------------
   Total shareholders' equity                70,829,340         57,828,932
                                        ---------------     ---------------
                                        $   157,893,293     $   131,415,502
                                        ---------------     ---------------
                                        ---------------     ---------------



SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)




                                                                TWELVE                                   FORTY
                                                              WEEKS ENDED                             WEEKS ENDED
                                                              -----------                             -----------
                                                       JULY 2,             JULY 3,             JULY 2,             JULY 3,
                                                        1997                1996                1997                1996
                                                  ---------------     ---------------     ---------------     ---------------

REVENUES
  Net sales                                       $    64,173,847     $    55,202,677     $   195,603,671     $   167,228,075
  Franchise fees                                          842,603             687,423           2,353,309           2,069,903
  Other, net                                              708,262             547,208           1,602,734           1,806,896
                                                  ---------------     ---------------     ---------------     ---------------
                                                       65,724,712          56,437,308         199,559,714         171,104,874
                                                  ---------------     ---------------     ---------------     ---------------

COSTS AND EXPENSES
  Cost of sales                                        16,732,165          14,634,607          51,481,806          44,395,668
  Restaurant operating costs                           28,599,552         24,508,604           87,567,081          75,557,185
  General and administrative                            4,954,117          4,269,071           16,031,364          14,015,958
  Depreciation and amortization                         2,479,538           2,034,250           7,928,365           6,412,317
  Marketing                                             2,011,481          1,710,799            6,038,581           5,316,211
  Rent                                                  2,020,523          1,701,539            6,321,870           5,536,519
  Amortization of pre-opening costs                       812,072            760,982            2,672,323           2,373,716
  Interest                                                879,633            786,175            2,870,232           2,426,473
                                                  ---------------     ---------------     ---------------     ---------------
                                                       58,489,081          50,406,027         180,911,622         156,034,047
                                                  ---------------     ---------------     ---------------     ---------------

EARNINGS BEFORE INCOME TAXES                            7,235,631           6,031,281          18,648,092          15,070,827

INCOME TAXES                                            2,680,000           2,325,000           7,060,000           5,785,000
                                                  ---------------     ---------------     ---------------     ---------------

NET EARNINGS                                      $     4,555,631     $     3,706,281     $    11,588,092     $     9,285,827
                                                  ---------------     ---------------     ---------------     ---------------
                                                  ---------------     ---------------     ---------------     ---------------

NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                         $           .29     $          .24      $           .74     $           .60


WEIGHTED AVERAGE SHARES
  AND EQUIVALENTS                                      15,766,308          15,581,750          15,720,859          15,498,382


SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                       FORTY WEEKS ENDED
                                                                       -----------------
                                                                  JULY 2,             JULY 3,
                                                                   1997                1996
                                                                  -------             -------

OPERATING ACTIVITIES
   Net earnings                                             $    11,588,092     $     9,285,827
      Adjustments to reconcile net earnings to
         net cash provided by operating activities:
          Depreciation and amortization                           7,928,365           6,412,317
          Amortization of pre-opening costs                       2,672,323           2,373,716
          Changes in receivables and inventories                   (977,166)         (1,594,040)
          Changes in other assets                                (3,100,577)         (2,709,617)
          Changes in income taxes payable                         1,797,025          1,925,602
          Changes in accounts payable
            and accrued expenses                                    886,804           4,013,569
         Loss on disposal of property                                 2,932             217,362
                                                            ---------------     ---------------

   Net cash provided by operating activities                     20,797,798          19,924,736
                                                            ---------------     ---------------

INVESTING ACTIVITIES
   Additions of property and equipment                          (42,521,847)        (35,098,437)
   Net proceeds from disposal of
     property and equipment                                      10,244,861          5,562,468
                                                            ---------------     ---------------

   Net cash used in investing activities                        (32,276,986)        (29,535,969)
                                                            ---------------     ---------------


FINANCING ACTIVITIES
   Principal payments on debt
     and capital lease obligations                               (5,721,684)         (4,899,911)
   Proceeds from issuance of senior note                          5,000,000           5,000,000
   Net proceeds from revolving line of credit                    12,000,000           9,000,000
   Proceeds from equipment and property leases                      552,200             595,930
   Lease payments on subleased properties                          (571,164)           (553,963)
   Cash dividends paid in lieu of fractional shares                 (20,519)            (13,062)
   Proceeds from exercise of stock options                          203,961             508,370
   Proceeds from employee stock purchase plan                       746,296             538,668
                                                            ---------------     ---------------

   Net cash provided by financing activities                     12,189,090          10,176,032
                                                            ---------------     ---------------

INCREASE IN CASH AND CASH EQUIVALENTS                              709,902              564,799

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      630,362           1,350,139
                                                            ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     1,340,264     $     1,914,938
                                                            ---------------     ---------------
                                                            ---------------     ---------------



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

  In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of July 2, 1997, the consolidated statements of earnings for the twelve and forty weeks ended July 2, 1997 and July 3, 1996 and the consolidated statements of cash flows for the forty weeks ended July 2, 1997 and July 3, 1996 have been included. Certain 1996 items have been reclassified to conform to the 1997 presentation.

  The consolidated statements of earnings for the twelve and forty weeks ended July 2, 1997 and July 3, 1996 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 25, 1996.

SEASONAL ASPECTS

  The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

INTEREST AND INCOME TAXES PAID

  Cash payments for interest during the forty weeks ended July 2, 1997 and July 3, 1996 amounted to $3,200,000 and $2,981,000, respectively. Cash payments for income taxes during the forty weeks ended July 2, 1997 and July 3, 1996 amounted to $5,265,000 and $3,804,000, respectively.

DEBT
  On April 28, 1997, the Company amended its Senior Note Agreement and Private Shelf Facility increasing the borrowing capacity to $50,000,000. During the second quarter of 1997, the Company amended its $30,000,000 Revolving Credit Facility to extend the maturity date to December 1998.

SHAREHOLDERS' EQUITY

  The number of shares issued as of July 2, 1997 as reported in the consolidated statement of financial position includes 1,402,298 shares which were distributed on January 20, 1997 to shareholders of record on January 6, 1997 pursuant to a 10% stock dividend declared on December 18, 1996.

  On May 21, 1997, the Company filed with the Securities and Exchange Commission a registration statement for 1,000,000 shares of its common stock to be offered for sale, subject to market conditions, through Company-directed transactions. Subsequent to July 2, 1997, the Company sold the 1,000,000 shares of common stock pursuant to this offering generating proceeds, net of agent fees, of approximately $16,900,000. The proceeds were utilized to repay indebtedness.

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

RESULTS OF OPERATIONS

  The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:



                                                    TWELVE                  FORTY
                                                 WEEKS ENDED             WEEKS ENDED
                                             -----------------       -------------------
                                             7/2/97      7/3/96      7/2/97       7/3/96
                                             ------      ------      ------       ------
     REVENUES
          Net sales                           97.6%       97.8%       98.0%        97.7%
          Franchise fees                       1.3        1.2          1.2          1.2
          Other, net                           1.1         1.0         0.8          1.1
                                             -----       -----       -----        -----
                                             100.0       100.0       100.0        100.0
                                             -----       -----       -----        -----

     COSTS AND EXPENSES
          Cost of sales                       26.1 (1)    26.5 (1)    26.3 (1)     26.5 (1)
          Restaurant operating costs          44.6 (1)    44.4 (1)    44.8 (1)     45.2 (1)
          General and administrative           7.5         7.6         8.0          8.2
          Depreciation and amortization        3.8        3.6          4.0          3.7
          Marketing                            3.1         3.0         3.0          3.1
          Rent                                 3.1         3.0         3.2          3.2
          Amortization of pre-opening
               costs                           1.2         1.3         1.3          1.4
          Interest                             1.3         1.4         1.4          1.4
                                             -----       -----       -----        -----
                                              89.0        89.3        90.7         91.2
                                             -----       -----       -----        -----

     EARNINGS BEFORE INCOME TAXES             11.0        10.7         9.3          8.8

     INCOME TAXES                              4.1         4.1         3.5          3.4
                                             -----       -----       -----        -----

     NET EARNINGS                              6.9%        6.6%        5.8%         5.4%
                                             -----       -----       -----        -----
                                             -----       -----       -----        -----


----------------

     (1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF TWELVE WEEKS ENDED JULY 2, 1997 TO TWELVE WEEKS ENDED JULY 3, 1996

REVENUES

     Net sales increased $8,971,000 to $64,174,000, or 16.3%, due to an increase in Steak n Shake's net sales of $9,254,000. The 18.1% increase in net sales of Steak n Shake was due to the opening of new units pursuant to the Company's expansion plan (non-same stores) partially offset by a 3.3% decrease in same store sales. The number of Company-operated Steak n Shake restaurants increased 20% to 187 at July 2, 1997 as compared to 156 at July 3, 1996. The decrease in same store sales was attributable to a decrease of 5.0% in customer counts partially offset by a 1.7% increase in check average. Steak n Shake instituted price increases of 1.3% and 1.0% in October 1996 and March 1997, respectively. After excluding units in close proximity (generally three miles) to the new units opened during the periods, Steak n Shake same store sales were flat with the prior year quarter.

     Franchise fees increased $156,000 to $843,000, as a result of an increase in franchise royalties of $76,000 due to the opening of 8 Steak n Shake franchised units since the end of the third quarter of fiscal 1996 and an increase in initial and renewal franchise fees of $80,000. Four franchised units opened during the third quarter of 1997 compared to two franchised units in the third quarter 1996.

     Other revenues increased $161,000 primarily due to a $151,000 loss on the disposal of property in the prior year third quarter related to the rebuilding of two restaurants and the disposal of a closed unit.

COSTS AND EXPENSES

     Cost of sales increased $2,098,000, or 14.3%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 26.1% from 26.5%, primarily as a result of the higher mix of Company-operated restaurant sales as compared to product sales to franchisees, menu price increases and tight management controls over food costs partially offset by inflationary pressures on food cost, in particular, beef costs.

     Restaurant operating costs increased $4,091,000, or 16.7%, due to increased labor costs and other operating costs resulting from the higher sales volume and the effect of the minimum wage increase partially offset by a decrease in fringe benefit costs. Restaurant operating costs, as a percentage of net sales, increased to 44.6% from 44.4%.

     General and administrative expenses increased $685,000 or 16.0%. The increase in expenses was attributable to personnel related costs, which included costs for additional management and training personnel in connection with the development of new restaurants. As a percentage of revenues, general and administrative expenses decreased to 7.5% from 7.6%.

     The $445,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1996.

     Marketing expense increased $301,000, or 17.6%. As a percentage of revenues, marketing expense increased slightly to 3.1% from 3.0% due to increased outdoor and television advertising.

     Rent expense increased $319,000, or 18.7%, as a result of sale and leaseback transactions since the beginning of the third quarter of fiscal 1996 involving 12 company-owned properties and a net increase in the number of other leased properties.

     The $51,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated units opened since the end of the second quarter of 1996.

     Interest expense increased $93,000 as a result of the increased borrowings under the Company's revolving line of credit and senior note agreements to fund the Company's expansion plan, offset by lower average costs of borrowing and the reduction in capital lease obligations.

INCOME TAXES

     The Company's effective income tax rate decreased to 37.0% from 38.5% for the quarter ended July 3, 1996 and from 37.8% for the year ended September 25, 1996. The decrease in the Company's effective income tax rate resulted principally from lower state income taxes. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS

     Net earnings increased $849,000, or 22.9%, primarily as a result of the increase in Steak n Shake's operating earnings. Fully diluted earnings per share increased from $.24 to $.29.

COMPARISON OF FORTY WEEKS ENDED JULY 2, 1997 TO FORTY WEEKS ENDED JULY 3, 1996

REVENUES

     Net sales increased $28,376,000 to $195,604,000, or 17.0%, due to an increase in Steak n Shake's net sales of $28,996,000. The 18.9% increase in net sales of Steak n Shake was due to the opening of new units pursuant to the Company's expansion plan (non-same stores), partially offset by a 0.8% decrease in same store sales and the closure of three low-volume units. The number of Company-operated Steak n Shake restaurants increased 20% to 187 at July 2, 1997 as compared to 156 at July 3, 1996. The decrease in same store sales was attributable to a decrease of 2.2% in customer counts partially offset by a 1.4% increase in check average. Steak n Shake instituted price increases of 1.4%, 1.3%, and 1.0% in January 1996, October 1996, and March 1997, respectively. After excluding units in close proximity (generally three miles) to the new units opened during the periods, Steak n Shake same store sales increased 2.3%.


     Franchise fees increased $283,000 to $2,353,000, as a result of an increase in franchise royalties of $363,000 due to the opening of 8 Steak n Shake franchised units since the end of the third quarter of fiscal 1996 partially offset by a decrease in initial and renewal franchise fees of $80,000. Six franchised units opened during the forty weeks ended July 2, 1997 compared to eleven franchised units in the prior year period.

     Other revenues decreased $204,000 due to lease buyout costs of approximately $487,000 during the forty weeks ended July 2, 1997 associated with the disposition of two leased properties, partially offset by losses of approximately $217,000 on the disposal of property during the prior year and revenue generated by an increase in the number of properties leased to franchisees by the Company's franchise financing subsidiary.

COSTS AND EXPENSES

     Cost of sales increased $7,086,000, or 16.0%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 26.3% from 26.5%.

     Restaurant operating costs increased $12,010,000, or 15.9%, due to increased labor costs and other operating costs resulting from the higher sales volume and the effect of the minimum wage increase. Restaurant operating costs, as a percentage of net sales, decreased to 44.8% from 45.2%, primarily as a result of a decrease in fringe benefit costs.

     General and administrative expenses increased $2,015,000 or 14.4%. The increase in expenses was attributable to personnel related costs, which included costs for additional management and training personnel in connection with the development of new restaurants. As a percentage of revenues, general and administrative expenses decreased to 8.0% from 8.2%.

     The $1,516,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1996.


     Marketing expense increased $722,000, or 13.6%. As a percentage of revenues, marketing expense decreased to 3.0% from 3.1% due to the Company's market intensification strategy.

     Rent expense increased $785,000, or 14.2%, as a result of sale and leaseback transactions since the beginning of fiscal 1996 involving 15 Company-owned properties and a net increase in the number of other leased properties.

          The $299,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new Company-operated units opened since the beginning of fiscal 1996.

     Interest expense increased $444,000 as a result of the increased borrowings under the Company's revolving line of credit and senior note agreements to fund the Company's expansion plan, offset by lower average costs of borrowing and the reduction in capital lease obligations.

INCOME TAXES

     The Company's effective income tax rate decreased to 37.9% from 38.4% for the forty weeks ended July 3, 1996 and increased from 37.8% for the year ended September 25, 1996. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS

     Net earnings increased $2,302,000, or 24.8%, primarily as a result of the increase in Steak n Shake's operating earnings. Fully diluted earnings per share increased from $.60 to $.74.

LIQUIDITY AND CAPITAL RESOURCES

     Seven Company-operated Steak n Shake restaurants were opened during the twelve weeks ended July 2, 1997. A total of twenty-six Company-operated Steak n Shake restaurants and six franchised Steak n Shake restaurants were opened during the forty weeks ended July 2, 1997. Subsequent to the end of the third quarter, five Company-operated Steak n Shake restaurants were opened. Eleven additional units, including four franchised units, are currently under construction. For the forty weeks ended July 2, 1997, capital expenditures totaled $42,522,000 as compared to $35,098,000 for the comparable prior year period.

     The Company's five-year expansion plan has an ongoing objective of an annual increase of at least 20% in the number of Company-operated Steak n Shake restaurants. The Company intends to fund capital expenditures and meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties, bank borrowings, and the issuance of equity and/or debt securities.

     During the forty weeks ended July 2, 1997, cash provided by operations totaled $20,798,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $10,245,000. During the forty weeks ended July 3, 1996, cash provided by operations totaled $19,925,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $5,562,000.

     Net cash provided by financing activities for the forty weeks ended July 2, 1997 totaled $12,189,000. Net borrowings under the Revolving Credit Agreement and the Senior Note Agreement and Private Shelf Facility totaled $12,000,000 and $5,000,000, respectively, during the forty weeks ended July 2, 1997. The proceeds from the borrowings were used to fund the Company's current expansion plan and refinance borrowings under the prior senior note agreement.

     As of July 2, 1997, the Company had borrowed $25,000,000 under its ten-year Senior Note Agreement and Private Shelf Facility. Borrowings under this facility bear interest at an average fixed rate of 7.7%. On April 28, 1997, the Company amended the Senior Note Agreement and Private Shelf Facility increasing borrowing capacity to $50,000,000. The Company's $30,000,000 Revolving Credit Agreement bears interest based on LIBOR plus 87.5 basis points or the prime rate, at the election of the Company. During the second quarter of 1997, the Company amended the Revolving Credit Agreement to extend the maturity date to December 1998. The amount outstanding under the Revolving Credit Agreement was $16,000,000 as of July 2, 1997. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things require the Company to maintain certain financial ratios.

     On May 21, 1997, the Company filed with the Securities and Exchange Commission a registration statement for 1,000,000 shares of its common stock to be offered for sale, subject to market conditions, through Company-directed transactions. Subsequent to July 2, 1997, the Company sold the 1,000,000 shares of common stock pursuant to this offering generating proceeds, net of agent fees, of approximately $16,900,000. The proceeds were utilized to repay borrowings under the Revolving Credit Agreement.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." For its fiscal year beginning September 25, 1997, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The change is expected to result in no effect to the primary (basic) earnings per share for both the twelve weeks ended July 2, 1997 and July 3, 1996, and an increase of $.01 per share for both the forty weeks ended July 2, 1997 and July 3, 1996.
The adoption of SFAS No. 128 will have no effect on diluted earnings per share for the same periods.

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

               3.02 Attachment to Joint Agreement of Merger dated October 31, 1983, between Franklin
                         Corporation and Steak n Shake, Inc.
                         (Incorporated by reference to the Exhibits to Registrant's Annual Report on Form 10-K for the year ended September 28, 1983).

               3.03 Bylaws of Consolidated Products, Inc. (formerly Steak n Shake, Inc.) in effect at December 26, 1990. (Incorporated by reference to the Exhibits to Registration Statement of Form S-2 filed with the Commission on August 6, 1992, file no. 33-50568).

               3.04 Articles of Amendment to Articles of Incorporation of Steak n Shake, Inc. dated May 15, 1984. (Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the year ended September 26, 1984).

          (4)  4.01      Specimen certificate representing Common
                         Stock of Consolidated Products, Inc.
                         (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-
                         Q for the fiscal quarter ended April 9,
                         1997).

               4.02 Amended and Restated Credit Agreement by and Between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated December 30, 1994 (amending that earlier credit agreement between parties dated as of March 10, 1994 and effective as of February 23, 1994, relating to a $5,000,000 revolving line of credit which was not filed pursuant to Rule 601 of the Securities and Exchange Commission), relating to a $30,000,000 revolving line of credit. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 21, 1994).

               4.03 Note Purchase and Private Shelf Agreement by and Between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of September 27 1995 related to $39,250,000 senior note agreement and private shelf facility. (Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K dated September 26, 1995).

               4.04 First Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated September 26, 1995.(Incorporated by reference to the Exhibits to the Registrant's Current Report on Form 8-K dated September 26 1995).

               4.05 Second Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. effective January 31, 1997. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 9,
                         1997).

               4.06 Amendment No. 1 to Note Purchase and Private Shelf Agreement by and between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of April 28, 1997 related to senior note agreement and private shelf facility. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 1997).

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

          (99)           Not applicable.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the twelve weeks ended July 2, 1997.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1997.


                              CONSOLIDATED PRODUCTS, INC.
                                   (Registrant)

                              /s/  Gregory G. Fehr
                              ----------------------------------------
                              By   Gregory G. Fehr
                                    Vice President and Controller
                                    On Behalf of the Registrant and as
                                    Principal Accounting Officer