Form 10-K
period 1997-09-24
CONSOLIDATED PRODUCTS INC /IN/
filed 1997-12-18
CIK 93859

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended September 24, 1997

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

                                                       NAME OF EXCHANGE
     TITLE OF EACH CLASS                              ON WHICH REGISTERED
Common Stock, par value $.50 per share              New York Stock Exchange

   Securities registered pursuant to Sec. 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.[   ]

The aggregate market value of Common Stock held by persons not "affiliated" with the registrant, based on the closing price of the Common Stock as of December 10, 1997, was approximately $ 335,000,000.

The number of shares of Common Stock outstanding at December 10, 1997 was 16,603,956 (not adjusted for the five for four stock split declared in December 1997).

 .

            DOCUMENTS INCORPORATED BY REFERENCE
                                                 PARTS OF FORM 10-K INTO WHICH
IDENTITY OF DOCUMENT                              DOCUMENT IS INCORPORATED

The definitive Proxy Statement to be filed
with respect to the 1998 Annual Meeting of
Shareholders of Registrant                                Part III

                                 PART I.

ITEM 1. BUSINESS

GENERAL

The Company is engaged primarily in the ownership, operation and franchising of Steak n Shake restaurants through its wholly-owned subsidiary, Steak n Shake, Inc. Founded in 1934 in Normal, Illinois, Steak n Shake is one of the oldest restaurant chains in the country. Steak n Shake has 194 Company-operated restaurants and 55 franchised restaurants, located in 14 midwestern and southeastern states. Steak n Shake restaurants are generally open 24 hours a day, seven days a week, and in addition to the core menu offer a breakfast menu from 2:00 a.m. until 11:00 a.m. During fiscal 1997, lunch and dinner sales accounted for approximately 36% and 45% of sales, respectively, while breakfast and late night sales accounted for 7% and 12% of sales, respectively.

THE STEAK N SHAKE CONCEPT

Management's key concept strategies are to:

CAPITALIZE ON DISTINCT MARKET NICHE. Steak n Shake occupies a distinct niche in the restaurant industry. The restaurants offer full-service dining with counter and dining room seating, as well as drive-thru and carry-out service. Counter and dining room sales represent approximately two-thirds of the sales mix while sales for off-premises dining represent approximately one-third of the sales mix. Unlike most fast-food restaurants, all food is freshly prepared, made-to-order in view of the customer and is served promptly on china with flatware and glassware by friendly wait staff. Steak n Shake's prices are considerably less than most casual dining concepts with an average check of approximately $5.00 per person in fiscal 1997, although the average check during the peak lunch and dinner hours was approximately $5.50 and $5.75, respectively. The Company believes that Steak n Shake offers a much more compelling value and higher quality level of core menu items than competitive fast-food and casual dining chains.

FOCUS ON CORE MENU ITEMS WHILE OFFERING VARIETY. For over 60 years, Steak n Shake's menu has featured core items which include steakburgers, thin and crispy french fries and hand-dipped milk shakes. The Company believes that its focus on certain menu items has allowed it to serve consistent, high quality food which, in turn, has built brand loyalty with its customers. Menu items are prepared in accordance with the Company's strict specifications using high quality ingredients such as 100% pure U.S. beef, including cuts of T-bone, strip and sirloin steaks, in its steakburgers. Over the years, Steak n Shake has responded to changing customer tastes with greater menu variety without losing its focus or customer appeal, by making carefully planned menu additions such as a grilled chicken breast sandwich, beef and chicken taco salads and various homestyle soups and salads.

EMPHASIZE CUSTOMER SATISFACTION. Steak n Shake's reputation and long-standing customer loyalty have been earned over many years by the consistent quality of the dining experience. The success of Steak n Shake depends on its employees' commitment to consistently exceed the customer's expectations. All restaurant employees participate in a formal training program that focuses on enhancing customer satisfaction and includes classroom and on-the-job instruction. Restaurant managers are required to complete a comprehensive eight-week training program on restaurant operating procedures, employee relations, and customer service. In order to ensure consistent execution of the Company's standards for service, self-stamped and addressed comment cards are placed in every restaurant, and management performs periodic on-site visits and formal inspections.

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

All of the Steak n Shake restaurants are free-standing structures except for ten units, of which 6 are part of travel centers. Restaurants constructed prior to 1973 are similar in architectural style but differ in size resulting in seating capacities varying from 39 to 138 customers. Restaurants built since 1973 are generally 3,800 square feet in area and seat approximately 100 customers. The travel center units are located in complexes that typically include a fuel service area and a convenience store. These units are located on interstate highways and serve both the general traveler and truck traffic. The travel center unit exteriors and interiors are the same as those of the free-standing units.

EXPANSION STRATEGY

In fiscal 1992, the Company embarked upon a Steak n Shake expansion program that contemplated the addition of 39 new Company-operated units by the end of fiscal 1997. By September 24, 1997, the Company had opened 100 new Company-operated restaurants, as follows:

                                                                 NUMBER OF
           FISCAL YEAR                                          UNITS ADDED
           1993.......................................................  8
           1994....................................................... 11
           1995....................................................... 21
           1996....................................................... 27
           1997....................................................... 33

For fiscal year 1998, 40 Company-operated units are expected to be opened.

Due to the success of the new restaurants and the progress made in further developing its infrastructure and organizational quality, the Company has increased the objectives of the expansion plan in each of the years subsequent to fiscal 1992. The Company's five-year growth program for fiscal 1998 through fiscal 2002 calls for an annual increase of 20% in the number of Company-operated Steak n Shake units. In addition to the 290 Company-operated units planned, the Company will also expand its franchise system. The result would be nearly 600 systemwide Steak n Shake restaurants by the end of fiscal 2002, of which approximately 500 would be Company-operated. As part of its continuing planning process, management reviews the relationship of the number of Company-operated to franchised restaurants and the selection of areas for development by the Company and by franchisees.

The Company's controlled expansion program is based upon a market penetration plan focused on clustering restaurants in existing or contiguous geographic areas to capitalize on name recognition, increase customer convenience and achieve media efficiency. The addition of Company-operated restaurants in markets where the Company's television marketing effort has been implemented allows the Company to leverage its advertising costs over more units and to benefit from management efficiencies. In existing media markets, the Company's advertising expenditures create higher levels of customer recognition and greater market acceptance for new units. The Company's new restaurants opened in existing media markets have typically experienced higher than average sales volumes.

During fiscal 1997, the Company substantially completed its market intensification efforts in the Indianapolis, Indiana; St. Louis, Missouri; Orlando/Daytona, Florida and Dayton, Ohio markets. The Company is currently expanding in the Tampa, Florida market where it has had a presence since the early 1950's. In addition, the Company's development focus is on the Chicago, Illinois; Jacksonville, Florida and

Nashville, Tennessee markets. In fiscal 1998, the Company will begin development in the Columbus, Ohio; Lansing, Michigan and Kansas City markets.

Another strategy is to link existing major Steak n Shake markets by developing Steak n Shake units along the connecting interstate highways. Since the beginning of fiscal 1995, 39 Company-operated and 17 franchised restaurants have been opened at locations along interstate highways.

The Company's franchising program is designed to extend brand name recognition of Steak n Shake and derive additional revenues without substantial investment by the Company. The Company's expansion plan contemplates the controlled addition of franchised restaurants with the current franchisees. See "Franchising."

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

The Company's Vice President of Real Estate and Franchising and the real estate managers identify and research sites for review by the Company's senior management prior to submission to the Board of Directors for purchase or lease approval. Upon identification of a site, its success including the potential return on investment is assessed by utilization of financial models which evaluate the unit's projected sales and earnings. Management believes this detailed process, along with a critical approval path, insures the management discipline and scrutiny necessary to acquire sites that have the most potential to meet the Company's required performance criteria.

RESTAURANT LOCATIONS

The following table lists, as of September 24, 1997, the locations of the 249 Steak n Shake restaurants and the number of units in each state and the number of units in each city if more than one unit:

  FLORIDA (39)          ILLINOIS (49)             INDIANA (52)            MISSOURI (53)
  Bradenton             Alton                     Anderson                Arnold
  Daytona Beach         Belleville                Avon                  * Branson
  Gainesville           Bloomington - 3           Bloomington - 3       * Cape Girardeau
  Jacksonville - 2      Bradley                   Carmel - 2            * Columbia - 2
  Kissimmee             Carbondale              * Clarksville             Eureka
  Lakeland - 2          Champaign                 Columbus              * Farmington
  Lake Buena Vista      Collinsville              Elkhart                 Fenton
  Lake Mary             Danville - 2            * Evansville - 2          Festus
  Largo                 Decatur - 2               Ft. Wayne - 2           Independence
  Merritt Island        DeKalb                    Goshen                * Jefferson City
  Ocala                 East Peoria               Greenwood - 2         * Joplin
  Orange City           Edwardsville              Indianapolis - 20     * Poplar Bluff
  Orlando - 9           Effingham                 Kokomo - 2            * Rolla
  Ormond Beach          Elgin                     Lafayette - 2           St. Louis - 34
  Oviedo                Fairview Heights          Lebanon               * Springfield - 4
  Palm Coast            Forsyth                   Marion                  Sullivan
  Port Richey           Galesburg                 Michigan City
  Sanford               Glendale Heights          Mishawaka               GEORGIA (18)
  Spring Hill           Hoffman Estates           Muncie                * Albany
  St. Petersburg      * Jacksonville              Plainfield            * Atlanta - 10
* Tallahassee - 2       Joliet - 2                Richmond              * Brunswick
  Tampa - 4           * Lincoln                   Schererville          * Columbus
  West Melbourne        Marion                    Seymour               * Dalton
  Wildwood              Mattoon                   South Bend            * Macon
  Winter Haven          Moline                    Terre Haute           * Tifton
                        Mt. Vernon                                      * Valdosta
  KENTUCKY (7)          Naperville                MICHIGAN (7)          * Warner Robins
* Elizabethtown         Normal - 2                Battle Creek
  Florence              O'Fallon                  Benton Harbor           TENNESSEE (5)
* Louisville - 3        Pekin                     Grand Rapids - 2      * Chattanooga - 2
* Owensboro             Peoria - 4                Holland               * Dickson
  Paducah               Peru                      Kalamazoo             * Knoxville
                      * Quincy                    Portage                 Nashville
  OHIO (12)             Rockford
  Cincinnati - 6      * Springfield - 3           NORTH CAROLINA (1)      KANSAS (1)
  Dayton - 4            Tinley Park             * Greensboro              Overland Park
  Middletown            Urbana - 2
  Troy                                            MISSISSIPPI (1)
                        IOWA (2)                * Southaven
  ARKANSAS (2)          Davenport - 2
* Jonesboro
* Little Rock

___________________
* Franchised units.

RESTAURANT MANAGEMENT

The operations of the restaurants are the responsibility of the Senior Vice President of Operations and National General Manager, Vice President of Operations and Deputy National General Manager, six division managers, thirty district managers and the unit-level restaurant management teams.

The divisions and the number of units in each are as follows:

                                         NUMBER OF
                DIVISION                  UNITS
                Missouri                    47
                Indiana                     33
                Illinois                    42
                Florida                     37
                Michiana                    20
                Ohio                        15
                                           ---
                                           194
                                           ---

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

The general manager of each restaurant has primary responsibility for the day-to-day operations of the restaurant and is responsible for maintaining Company-established operating standards and procedures. The general manager is the key person in the success of a Steak n Shake restaurant. An experienced, well-trained general manager promotes compliance with the Company's high standards for food quality and customer service. Steak n Shake seeks to employ restaurant managers who are customer service oriented and who manage the restaurant from the dining room. Steak n Shake recognizes the important role of a seasoned, well-trained and properly motivated restaurant team. The Company has initiated innovative programs that involve hiring, training and career development, and a wide variety of benefits to reward and recognize adherence to Steak n Shake's high standards.

Recruiting and hiring programs have been intensified to seek the qualified people required to support the Company's aggressive growth plans. Recruiting efforts focus on hiring talented people through a variety of sources which includes development and promotion of existing employees, as well as recruiting people externally with prior casual dining restaurant experience. Additionally, Steak n Shake has a program that recruits college students enrolled in hospitality and restaurant schools, as well as liberal arts and business majors.

The Company believes that offering competitive compensation, including incentive bonus plans tied to performance goals for all levels of restaurant management personnel, is important to attracting and retaining competent and highly motivated managers. Awards under the incentive bonus plan are based upon attainment of defined operating performance standards. Accelerated growth continues as one of the Company's attractions by providing many new opportunities for qualified employees to grow within the organization. The Employee Stock Purchase Plan also provides an opportunity for employees to become shareholders on favorable terms.

TRAINING

Each restaurant team member participates in a formal training program that utilizes work station video presentations, training manuals, a scheduled evaluation process and recognition awards which signify proficiency in specific areas. This training process, which takes place within the restaurant, is continuously reinforced and monitored.

Steak n Shake's goal is to continue to develop strong restaurant management teams by providing carefully designed leadership training programs. Each geographic division designates specific restaurants where intensified on-the-job management training occurs under careful supervision by experienced restaurant managers. Restaurant managers are required to complete a comprehensive eight-week training program during which time they are instructed in subjects such as the standards of food quality and preparation, customer service and employee relations. Restaurant managers also are provided with video training presentations and operations manuals relating to food preparation, customer service standards, restaurant operation practices and Company procedures. During fiscal 1997, 483 individuals entered this training program, approximately 26% of whom were promoted from within the Company.

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

CUSTOMER SATISFACTION AND QUALITY CONTROL

Management believes that employee commitment to consistently exceed customer expectations is critical to the success of Steak n Shake. The Company intends to continue to develop and implement standards of execution that will result in the efficient delivery of high quality, great-tasting food served by friendly, competent wait staff.

Restaurant management is responsible for ensuring that the restaurants are operated in accordance with strict operational procedures and quality requirements. Compliance for Company-operated units is monitored through the use of customer comment cards, periodic on-site visits and formal inspections by the division and district managers as well as division training personnel, and for franchised units through periodic inspections by the Company's franchise field operations personnel. Unfavorable comment cards are responded to by division management.

PURCHASING AND DISTRIBUTION CENTER OPERATIONS

Steak n Shake operates a distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce and dairy products) and restaurant supplies are delivered to 155 Company-operated and 26 franchised restaurants located in the Midwest. The Company's semi-trailers have the capability to handle refrigerated and frozen products along with dry goods in the same delivery trip. The remaining Steak n Shake restaurants, located primarily in the Southeast, obtain food products and supplies which meet the Company's quality standards and specifications from an independent distributor.

Purchases are negotiated centrally for most food and beverage products and supplies to insure uniform quality, adequate quantities and competitive prices. Forward buying contracts are utilized to insure availability of products pursuant to the Company's specifications as well as to even out exposure to fluctuating prices. Food and supply items undergo ongoing research, development and testing in an effort to maintain the highest quality products and to be responsive to changing customer tastes. The Company has not experienced any significant delays in receiving food and beverage products, restaurant supplies or equipment.

RESTAURANT REPORTING

Systems and technology are essential for the management oversight needed to monitor Steak n Shake's high standards for quality and to achieve proper operating margins. Operational and financial controls are maintained through the use of point of sale systems in each restaurant, personal computers in the division offices and an automated data processing system at the corporate office. The management accounting system polls data from the point of sale system by way of local and wide area networks and generating daily reports of sales, sales mix, customer counts, check average, cash, labor and food cost. Inventories are taken of key products daily and of all products at the end of each four-week accounting period. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. The system is also utilized for financial and budget analysis, planning and analysis of sales by revenue center and product mix and labor utilization. New technology developments introduced during 1997 included a touch screen point-of-sale system connected to a personal computer located in the restaurant. Planned system developments include additional enhancements, such as sales forecasting and labor scheduling systems. Cash is controlled through frequent deposits in local bank operating accounts followed by transfers to the principal corporate operating account.

MARKETING

Management believes that Steak n Shake's commitment to customer service and value is the most effective approach to attracting and retaining customers, and that the strategy of locating multiple restaurants within a defined geographic area has enabled newer restaurants to benefit from the name recognition and reputation for quality and value developed by existing operations. Accordingly, Steak n Shake's marketing thrust is directed toward building brand loyalty.

Steak n Shake's media program, particularly television advertising, plays a significant role in its marketing strategy of explaining why Steak n Shake is different. Using humor with a "tongue in cheek" approach, the advertising messages focus on specific products and benefits that are inherent in the Steak n Shake concept: better food with a unique taste, better service and more ambiance. In addition to its media program, Steak n Shake relies upon word of mouth and point of purchase advertising to attract customers and generate additional sales. Steak n Shake's strategy does not involve low price deal marketing.

Additional marketing activities designed to build brand awareness and loyalty, create new customer trials and introduce new products include quarterly free-standing newspaper inserts and seasonal in-store offerings centered around short-term, special promotions or product introductions. The fully integrated marketing program also utilizes menu clip-ons, table cards, ceiling danglers and signage. During fiscal 1997, the Company expended 3.0% of revenues on media and marketing materials.

FRANCHISING

GENERAL. The Company's franchising program is designed to extend its brand name recognition of Steak n Shake in areas where the Company has no current development plan, but yet serves the same general regions and derive additional revenues without substantial investment by the Company. The Company contemplates the controlled addition of franchised restaurants over the next five years with a very selective screening standard.

As of September 24, 1997, the Company had 55 franchised Steak n Shake restaurants operated by 19 franchisees, located in Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina and Tennessee. These restaurants are located in areas contiguous to markets in which there are Company-operated restaurants. Forty-five of the franchised units have been added since June 1991, including 11 in fiscal 1995, 13 in fiscal 1996 and 8 in fiscal 1997. Three additional franchised units have been added since the end of fiscal 1997. The Company currently has commitments from existing franchisees for the development of additional franchised restaurants.

PRINCIPAL FRANCHISEES. Steak n Shake's principal franchise relationship includes an agreement with Kelley Restaurants, Inc., for the development of a total of 6 additional Steak n Shake restaurants in the Atlanta, Georgia and Charlotte, North Carolina markets over the next three years. Kelley Restaurants, Inc. is controlled by E. W. Kelley, the Chairman of the Company.

The Company recently entered into an agreement to purchase eight franchised Steak n Shake restaurants located in southern Georgia and northern Florida. These restaurants are currently operated by SNS Southern, Inc. of Tifton, Georgia. It is anticipated that this transaction will take place in early fiscal 1998.

APPROVAL. Franchisees undergo a selection process supervised by the Vice President of Real Estate and Franchising, and requires final approval by senior management. Steak n Shake seeks franchisees with significant experience in the restaurant business who have demonstrated the financial and management capabilities required to develop and operate a franchised restaurant. The Company initially enters into an agreement with the franchisee for the development of one unit. After the franchisee has demonstrated the ability to operate that unit in accordance with Company standards, the Company will consider entering into a broader franchise relationship.

TRAINING AND DEVELOPMENT. Steak n Shake assists franchisees with both the development and the ongoing operation of their restaurants. Steak n Shake management personnel assist with site selection, approve all franchise sites and provide franchisees with prototype plans and specifications for construction of their restaurants. The Company's training staff provides both on-site and off-site instruction to franchised restaurant management employees. Managers of franchised restaurants are required to obtain the same training as managers of Company-operated units. Steak n Shake's support continues after a restaurant opening with periodic training programs, the provision of manuals and updates relating to product specifications, customer service and quality control procedures, advertising and marketing materials and assistance with particular advertising and marketing needs. Steak n Shake also makes available to franchisees certain accounting services and management information reports prepared at the corporate office for a monthly fee based on Steak n Shake's actual costs. Steak n Shake has three franchise field representatives who monitor franchise operations.

OPERATIONS. All franchised restaurants are required, pursuant to their respective franchise agreements, to serve Steak n Shake approved menu items. In addition, although not required to do so, several of franchisees purchase food, supplies and smallwares through Steak n Shake's distribution center, at Steak n Shake's cost, plus a markup to cover its cost of operation, including freight for delivery. Steak n Shake's point of sale systems are also available for purchase by franchisees. Access to these services enables franchisees to benefit from Steak n Shake's purchasing power and assists Steak n Shake in monitoring compliances with its standards and specifications for uniform quality. See "Purchasing and Distribution Center Operations".

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

FRANCHISING ASSISTANCE. In certain circumstances, the Company's financing subsidiary, SNS Investment Company, Inc. will assist qualified franchisees in financing the development of one or more franchised units by purchasing or leasing approved sites from third parties, constructing the restaurant and leasing or subleasing the finished facility to the franchisee. The lease terms and rentals, including a surcharge by the Company for administrative services, are negotiated based on prevailing real estate and construction rates in effect in the franchised area. Through September 24, 1997, seven restaurants had been financed through this subsidiary.

CONSOLIDATED SPECIALTY RESTAURANTS, INC. ("CSR")

CONCEPTS

CSR operates eleven theme restaurants located in Illinois and Indiana. Eight of these restaurants are steakhouses operated under the name of Colorado Steakhouse. The restaurant's design theme is reminiscent of a Colorado log cabin. The Colorado Steakhouse menu emphasizes steak and prime rib with limited non-beef alternatives, such as salmon, chicken and pork. The narrow menu offering was designed to permit greater attention to quality and consistency in both food and service. The average dinner check approximates $15. All of the CSR restaurants also offer alcoholic beverages, which represent approximately 14% of CSR's sales.

The Company has substantially completed the capital investment required to develop this concept, and is in the process of refining and evaluating the operations of these restaurants. The Company does not intend to expand operations of CSR unless the existing restaurants demonstrate satisfactory levels of profitability and return on investment.

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

EMPLOYEES

As of September 24, 1997, the Company had approximately 12,000 employees, of which 11,250 were employed by Steak n Shake and 750 by CSR. None of the employees is represented by a collective bargaining agreement. Approximately two-thirds of the Company's hourly employees are part-time.

TRADEMARKS

"Steak n Shake-Registered Trademark-", "Takhomasak-Registered Trademark-", "Famous For Steakburgers-Registered Trademark-", "FAXASAK-Registered Trademark-", "In Sight It Must Be Right-Registered Trademark-", "Its a Meal-Registered Trademark-" and the "Wing and Circle-Registered Trademark-" logo are federally registered trademarks and servicemarks. CSR holds federal registrations for "The Charley Horse-Registered Trademark-" and "Colorado Steakhouse-Registered Trademark-" as well as other federal and state trademarks and servicemarks applicable to its restaurant businesses in addition to state registrations. The Company is not aware of any infringing uses that could materially affect its business. The Company will protect its trademark rights by appropriate legal action whenever necessary.

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

Steak n Shake currently has franchise operations in ten states -- Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina and Tennessee -- and is subject to certain federal and state laws controlling the offering and conduct of its franchise business in those states. In addition, the Company is subject to franchise registration requirements in several states in which it is now conducting or will in the future conduct its franchise business.

The federal Americans with Disabilities Act prohibits discrimination in public accommodations and employment on the basis of disability. The Company builds all new restaurants to standards which comply with the Act and has reviewed its employment policies and practices for compliance with the Act.

GEOGRAPHIC CONCENTRATION

During fiscal 1997, approximately 23%, 20% and 17% of the Company's net sales were derived from the St. Louis, Missouri; Indianapolis, Indiana and central Florida markets, respectively. As a result, the Company's results of operations may be materially affected by weather, economic or business conditions within these markets. Also, given the Company's present geographic concentration, adverse publicity relating to Steak n Shake restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

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

STEAK N SHAKE, INC.

As of September 24, 1997, Steak n Shake operated 110 leased and 84 owned restaurants in Indiana, Illinois, Michigan, Missouri, Florida, Iowa, Ohio, Kansas, Kentucky and Tennessee. Steak n Shake restaurant leases for land and building typically are non-cancelable, have an initial term of 18 to 25 years and renewal terms aggregating twenty years or more and require Steak n Shake to pay real estate taxes, insurance and maintenance costs. Of these leases, 73 contain percentage of sales rental clauses in addition to base rent requirements.

Steak n Shake restaurants constructed prior to 1973 have a similar architectural style, seat 39 to 138 customers and occupy between 1,010 and 6,000 square feet. Restaurants built since 1973 are generally 3,800 square feet and seat approximately 100 customers.

Steak n Shake has lease obligations on 17 former restaurant locations in Georgia, Ohio, Illinois, and Kentucky, all of which have been subleased to others as of September 24, 1997. These obligations primarily relate to restaurant locations disposed of in the late 1970's, and the sublease rentals cover substantially all of the Company's obligations under the primary leases.

Steak n Shake also has a complex of three buildings located in Bloomington, Illinois, where it owns 38,900 square feet of warehouse space in two separate buildings, one of which has cold storage facilities, and leases a 26,300 square foot distribution center and division office facility. Steak n Shake also leases division offices in Orlando, Florida, St. Louis, Missouri and Franklin, Ohio, and a division office and administrative facility in Indianapolis, Indiana. At September 24, 1997, Steak n Shake owns one restaurant location that has been leased to a third party. In addition, there are 9 restaurants currently under construction and the Company owns 4 parcels of land which are being held for future development.

CONSOLIDATED SPECIALTY RESTAURANTS, INC.

As of September 24, 1997, CSR operated eleven facilities in Illinois and Indiana, of which eight are leased facilities and three are owned. The leases for land and building are typically non-cancelable agreements with initial terms of 10 to 15 years and three five-year renewal terms. All of the leases except two have percentage of sales rental clauses in addition to base rent requirements. The leases require CSR to pay real estate taxes, insurance and maintenance costs. These units have approximately 6,000 to 8,000 square feet and seat 150 to 225 customers. In addition, CSR has lease obligations on three former restaurants in Illinois and Indiana which have been, or will be, subleased to third parties.

SNS INVESTMENT COMPANY, INC.

SNS Investment Company, Inc. ("SIC"), a wholly-owned subsidiary of the Company, assists qualified franchisees with financing by purchasing or leasing land, constructing the restaurant and then leasing or subleasing the land and building to the franchisee. Where SIC leases the land and building, as the primary lessee the leases typically have an initial term of 18 years and renewal options aggregating 20 years or more and require SIC to pay real estate taxes, insurance and maintenance costs. As of September 24, 1997, SIC had six land and building leases for properties located in Louisville and Elizabethtown, Kentucky, Chattanooga, Tennessee, Clarksville, Indiana and Little Rock, Arkansas upon which Steak n Shake restaurants are being operated by franchisees pursuant to sublease agreements and one owned property in Columbia, Missouri which is leased by a Steak n Shake franchisee. All lease and sublease agreements between SIC and its franchisees specifically include triple net lease provisions whereby the franchisee is responsible for all real estate taxes, insurance and maintenance costs.

RESTAURANT LEASE EXPIRATIONS

Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:

                                        NUMBER OF LEASES EXPIRING
 PERIOD                            SNS            CSR            SIC
 1998 - 2002                         4              0              0
 2003 - 2007                        10              4              0
 2008 - 2012                        17              2              0
 2013 - 2017                         3              0              0
 2018 - 2022                        17              1              0
 Beyond                             59              1              6
                                   ---             --             --
                                   110              8              6
                                   ---             --             --

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

                             PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET PRICE RANGE/STOCK TRADING

The Common Stock of Consolidated Products, Inc. is traded on the New York Stock Exchange (NYSE) under the symbol COP. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal. Consolidated Products, Inc. moved from the Nasdaq National Market System to the New York Stock Exchange on November 19, 1996. The high and low closing sales prices for the Company's common stock, as reported on Nasdaq (prior to November 19, 1996) or the New York Stock Exchange for each quarter of the Company's past two fiscal years, are shown below:

                                              1997(1)                     1996(1)
                                   --------------------------      ----------------------
                                       HIGH          LOW             HIGH         LOW
                                      -----          ---             ----         ---
First Quarter                      $ 17 1/8(1)    $ 14 1/8(1)      $ 13 7/8    $ 11 13/16
Second Quarter                     $ 18 5/8       $ 15 1/8         $ 15 9/16   $ 11 1/2
Third Quarter                      $ 18 9/16      $ 14 1/4         $ 16 1/8    $ 14 1/8
Fourth Quarter                     $ 19 1/2       $ 16 3/4         $ 15 7/16   $ 12 7/8

(1) THE SALES PRICES HAVE BEEN ADJUSTED TO REFLECT THE 10% STOCK DIVIDEND DECLARED IN DECEMBER 1996.


Subsequent to fiscal year end, a five for four stock split was declared on December 3, 1997, distributable on December 26, 1997 to shareholders of record on December 15, 1997. This information has not been restated to reflect this stock split.

During fiscal 1997, the Company issued an aggregate of 8,784 shares of Common Stock (not adjusted for the five for four stock split declared in December
1997) pursuant to the exercise of options under its Non-Employee Director Stock Option Plans. The shares were issued in exchange for the payment of the option price specified in the Plans, which in each case was the fair market value of the Common Stock on the date of the grant of the options. The sale of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof, as the offering was made only to those persons serving on the Board of Directors of the Company who were not employees of the Company.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Products, Inc.
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           1997          1996           1995           1994           1993
                                                         --------       -------        --------       --------     --------
Systemwide Sales:
 Company                                                 $262,669       $224,147       $186,740       $158,637     $132,509
 Franchise                                                 72,642         62,600         39,521         27,139       18,163
                                                         --------       -------        --------       --------     --------
                                                         $335,311       $286,747       $226,261       $185,776     $150,672
                                                         --------       -------        --------       --------     --------

Statement of Earnings Data:
 Revenues                                                $268,184       $229,421       $ 90,133       $ 61,173     $134,156
 Net earnings                                            $  6,149         13,009       $ 10,026       $  7,174     $  5,191

Per Share Data(1) :
 Primary                                                 $    .81       $    .67(2)    $    .63(2)    $    .58     $    .45
 Fully diluted                                           $    .81       $    .67       $    .54       $    .42     $    .33

Fully Diluted Weighted Average
 Shares and Equivalents (in thousands) (1) :               19,954         19,454         19,168         18,791       18,185

Statement of Financial Position Data:
 Total assets                                            $167,266       $131,416       $ 99,834       $ 80,328     $ 70,643
 Long-term debt:
  Obligations under capital leases                       $  5,376       $  6,957       $  8,263       $  9,886     $ 11,178
  Revolving line of credit                                     --       $  4,000             --             --           --
  Senior note                                            $ 29,261       $ 25,000       $ 20,000       $ 14,250     $ 17,750
  Subordinated convertible debentures                          --             --             --       $ 11,988     $ 12,076
 Shareholders' equity                                   $  92,950      $  57,829      $  42,615       $ 19,715     $ 11,107

Number of Restaurants:
 Steak n Shake
  Company-operated                                            194            161            137            118          108
  Franchised                                                   55             47             34             23           19
                                                         --------       -------        --------       --------     --------
                                                              249            208            171            141          127
 Specialty Restaurants                                         11             11             10             11           11
                                                         --------       -------        --------       --------     --------
                                                              260            219            181            152          138
                                                         --------       -------        --------       --------     --------
Number of Employees                                        12,000         10,500          9,543          7,712        6,471

Number of Shareholders                                      6,292          4,655          3,882          2,262        2,288

(1)  ALL FINANCIAL DATA REGARDING PER SHARE AMOUNTS HAVE BEEN ADJUSTED RETROACTIVELY TO REFLECT THE 10% STOCK DIVIDEND
DECLARED IN DECEMBER 1996 AND THE FIVE FOR FOUR STOCK SPLIT DECLARED IN DECEMBER 1997.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 24, 1997, SEPTEMBER 25, 1996 AND SEPTEMBER 27, 1995)

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

RESULTS OF OPERATIONS

 The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

                                                      1997        1996       1995
                                                    ------      ------     ------
Revenues:
 Net sales                                           97.9%       97.7%      98.2%
 Franchise fees                                       1.2         1.2        1.0
 Other, net                                            .9         1.1         .8
                                                    ------      ------     ------
                                                    100.0       100.0      100.0
                                                    ------      ------     ------
Costs and Expenses:
 Cost of sales                                       26.4(1)     26.7(1)    26.3(1)
 Restaurant operating costs                          44.9(1)     45.1(1)    45.8(1)
 General and administrative                           7.9         7.9        8.3
 Depreciation and amortization                        4.0         3.7        3.7
 Rent                                                 3.1         3.2        3.2
 Marketing                                            3.0         3.2        2.8
 Amortization of pre-opening costs                    1.3         1.4        1.0
 Interest                                             1.3         1.4        1.7
                                                    ------      ------     ------
                                                     90.5        90.9       91.5
                                                    ------      ------     ------
Earnings Before Income Taxes                          9.5         9.1        8.5
Income Taxes                                          3.5         3.4        3.2
                                                    ------      ------     ------
Net Earnings                                          6.0%        5.7%       5.3%
                                                    ------      ------     ------

--------------
(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF YEAR ENDED SEPTEMBER 24, 1997 TO YEAR ENDED SEPTEMBER 25, 1996

REVENUES

     Net sales increased $38,522,000 to $262,669,000, or 17.2%, due primarily to an increase in Steak n Shake net sales of $39,390,000. The 19.1% increase in net sales of Steak n Shake was due to the opening of new units (non-same stores), partially offset by a 1.0% decrease in same store sales and the closure of three low-volume restaurants. The number of Company-operated Steak n Shake restaurants increased 20% to 194 at September 24, 1997 as compared to 161 at September 25, 1996. The decrease in same store sales was attributable to a decrease of 2.5% in customer counts partially offset by a 1.5% increase in check average. Steak n Shake initiated price increases of 1.4%, 1.3% and 1.0% in January 1996, October 1996, and March 1997,
respectively. After excluding units in close proximity (generally three miles) to the new units opened during the periods, Steak n Shake same store sales increased 1.9%.

     Franchise fees increased $371,000 to $3,159,000, as a result of an increase in franchise royalties of $444,000 due to the opening of 21 Steak n Shake franchised restaurants since the beginning of fiscal 1996 partially offset by a decrease in initial and renewal franchise fees of $73,000. Eight franchised units opened in fiscal 1997 compared to thirteen franchised units in fiscal 1996.

     Other revenues, net decreased $130,000 to $2,357,000 due to lease buyout costs of approximately $487,000 during fiscal 1997 associated with the disposition of two leased properties, partially offset by losses of approximately $290,000 on the disposal of property during fiscal 1996, and an increase in the number of properties leased to franchisees by the Company's franchise financing subsidiary.

COSTS AND EXPENSES

     Cost of sales increased $9,476,000, or 15.9%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 26.4% from 26.7%, primarily as a result of the higher mix of Company-operated restaurant sales as compared to product sales to franchisees, menu price increases and tight management controls over food cost partially offset by inflationary pressure on food costs, in particular, beef costs.

     Restaurant operating costs increased $16,805,000, or 16.6% due to higher sales volume and the effect of the minimum wage increases partially offset by a decrease in fringe benefit costs. Restaurant operating costs, as a percentage of sales, decreased to 44.9% from 45.1%.

     General and administrative expenses increased $3,103,000, or 17.1%. As a percentage of revenues, general and administrative expenses remained constant at 7.9%. The increase in expenses was primarily attributable to personnel related costs, which included costs related to (1) recruiting and training of restaurant management arising from management turnover and the development of new restaurants and (2) additional operating management due to the increased number of restaurants.

     The $2,065,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1996.

     Rent expense increased $1,108,000, or 15.1%, as a result of sale and leaseback transactions since the beginning of fiscal 1996 involving 16 company-owned properties and a net increase in the number of other leased properties.

     Marketing expense increased $897,000. As a percentage of revenues, marketing expense decreased to 3.0% from 3.2% primarily as a result of the Company's market intensification strategy.

     The $260,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new company-operated restaurants opened.

     Interest expense increased $410,000 as a result of an increase in the average net borrowings during fiscal 1997 under the Company's revolving line of credit facility and senior note agreement to fund the Company's expansion plan offset by lower average costs of borrowing and the reduction in capital lease obligations.

INCOME TAXES

     The Company's effective income tax rate decreased to 36.9% from 37.8% principally as a result of lower state income taxes. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS

     Net earnings increased $3,140,000, or 24.1%, primarily as a result of the increase in Steak n Shake's operating earnings. Fully diluted earnings per share increased from $.67 to $.81.

COMPARISON OF YEAR ENDED SEPTEMBER 25, 1996 TO YEAR ENDED SEPTEMBER 27, 1995

REVENUES

     Net sales increased $37,407,000 to $224,147,000, or 20.0%, due primarily to an increase in Steak n Shake net sales of $37,565,000. The increase in net sales of Steak n Shake was due to the opening of 54 new company-operated restaurants since the beginning of the third quarter of fiscal 1994 partially offset by 0.9% decrease in same store sales and the closure of six low-volume restaurants during the same period. The same store sales decrease was attributable to a decrease of 3.1% in customer counts resulting in part from the Company's market intensification strategy, partially offset by a 2.3% increase in check average. Steak n Shake initiated price increases of 1.7% and 1.4% in February 1995 and January 1996, respectively. After excluding units in close proximity (generally three miles) to the new units opened during the periods, Steak n Shake same store sales increased 1.3%.

     Franchise fees, which includes both initial franchise fees and royalties on franchised sales, increased $907,000 to $2,787,000 due to the opening of 24 Steak n Shake franchised restaurants since the beginning of fiscal 1995.

     Other revenues, net increased $974,000 to $2,487,000 due to the increase in the number of properties leased to franchisees by the Company's franchise financing subsidiary.

COSTS AND EXPENSES

     Cost of sales increased $10,693,000, or 21.8%, as a result of sales increases. As a percentage of net sales, cost of sales increased slightly to 26.7% from 26.3%, primarily as a result of the mix of Company-operated cost of sales and the cost of sales on product sales to franchisees.

     Restaurant operating costs increased $15,452,000, or 18.1%, due to higher sales volume. Restaurant operating costs, as a percentage of net sales, decreased to 45.1% from 45.8% primarily as a result of the increase in Steak n Shake sales and improved labor utilization.

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

NET EARNINGS

     Net earnings increased $2,983,000, or 29.8%, primarily as a result of the increase in Steak n Shake's operating earnings. Fully diluted earnings per share increased from $.54 to $.67.

EFFECTS OF GOVERNMENTAL REGULATIONS AND INFLATION

    Since most of the Company's employees are paid hourly rates related to federal and state minimum wage laws, increases in the legal minimum wage directly increase the Company's operating costs. Inflation in food, labor and other operating costs directly affects the Company's operations.

YEAR 2000 ISSUE

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted and that the costs solely related to addressing the Year 2000 compliance issues will not have a material effect on earnings or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     Thirty-three Company-operated Steak n Shake restaurants and eight franchised Steak n Shake restaurants were opened during the fiscal year. For fiscal 1997, capital expenditures totaled $52,229,000 as compared to $46,184,000 and $42,899,000 during fiscal 1996 and 1995, respectively.

     The Company's five-year growth program for 1998 through 2002 calls for an annual increase of 20% in the number of Company-operated Steak n Shake restaurants. In addition to the 290 Company-operated units contemplated by this program, the Company also will expand its franchise system. The result would be nearly 600 systemwide Steak n Shake restaurants by the end of fiscal 2002, of which approximately 500 would be Company-operated. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment for fiscal 1997 was $1,412,000. The Company intends to fund capital expenditures and meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties, bank borrowings, and the issuance of equity and/or debt securities.

     Cash provided by operations in fiscal 1997 totaled $30,196,000 while cash generated by sale and leaseback transactions and other disposals of property totaled $11,534,000. Cash provided by operations in fiscal 1996 and 1995 totaled $28,829,000 and $20,994,000, respectively. Cash generated by sale and leaseback transactions and other disposals of property in fiscal 1996 and 1995 totaled $6,585,000 and $6,715,000, respectively.

     As of September 24, 1997, the Company had borrowed $25,000,000 under its ten-year Senior Note Agreement and Private Shelf Facility. Borrowings under this facility bear interest at an average fixed rate of 7.7%. On April 28, 1997, the Company amended the Senior Note Agreement and Private Shelf Facility increasing borrowing capacity to $50,000,000. Consequently, the Company has borrowings of $25,000,000 available under the Senior Note Agreement over the period ending April 28, 2000, at interest rates based upon market rates at the time of borrowing. The Company's $30,000,000 Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. During the second quarter of 1997, the Company amended the Revolving Credit Agreement to extend the maturity date to December 1998. There were no outstanding borrowings under the Revolving Credit Agreement as of September 24, 1997. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things require the Company to maintain certain financial ratios.


     On May 21, 1997, the Company filed with the Securities and Exchange Commission a registration statement for 1,000,000 shares of its Common Stock to be offered for sale, subject to market conditions, through Company-directed transactions. During the fourth quarter of 1997, the Company sold all 1,000,000 shares of Common Stock pursuant to this offering generating proceeds, net of agent fees and costs of the offering, of approximately $16,616,000. The proceeds were used to repay all outstanding borrowings under the Revolving Credit Agreement. The Company's debt to capitalization ratio decreased to 28% as of September 24, 1997 as compared to 42% at September 25, 1996.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable until the Company's fiscal year beginning September 25, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under this Item 8 is set forth on pages 30 through 40 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, positions held with the Company and its subsidiaries and the date on which service in such capacities began, of the executive officers of the Company and its subsidiaries:

Name                  Age    Position with Company                      Since
----                  ---    ---------------------                      -----
E.W. Kelley(1)(2)     80    Chairman -
                             Consolidated Products, Inc.                  1984
                             Steak n Shake, Inc.                          1984
                             Consolidated Specialty Restaurants, Inc.     1990

S. Sue Aramian(1)(3)  65    Vice Chairwoman -
                             Consolidated Products, Inc.                  1990
                             Steak n Shake, Inc.                          1990
                             Consolidated Specialty Restaurants, Inc.     1990
                            Secretary -
                             Consolidated Products, Inc.                  1995
                             Steak n Shake, Inc.                          1995
                             Consolidated Specialty Restaurants, Inc.     1995
Alan B. Gilman(1)(2)  67   President and Chief Executive Officer -
                            Consolidated Products, Inc.                   1992
                            Steak n Shake, Inc.                           1992
                            Vice Chairman -
                             Consolidated Specialty Restaurants, Inc.     1992

James W. Bear(3)      52   Senior Vice President, Administration and
                            Finance and Treasurer -
                            Consolidated Products, Inc.                   1991
                            Steak n Shake, Inc.                           1991
                            Consolidated Specialty Restaurants, Inc.      1993
Kevin F. Beauchamp    40   Vice President and Deputy National
                            General Manager -
                            Steak n Shake, Inc.                           1997
Kevin E. Dooley       54   Vice President -
                            Steak n Shake, Inc.                           1993
                            Consolidated Specialty Restaurants, Inc.      1993
Gregory G. Fehr       35   Vice President and Controller -
                            Consolidated Products, Inc.                   1997
                            Steak n Shake, Inc.                           1997
                            Consolidated Specialty Restaurants, Inc.      1997
Duane E. Geiger       35   Vice President -
                            Consolidated Products, Inc.                   1995
Robert L. Grimm       45   Vice President -
                            Consolidated Products, Inc.                   1997
William H. Hart       48   Vice President -
                            Steak n Shake, Inc.                           1991
                            Consolidated Specialty Restaurants, Inc.      1990

Charles D. Kono       43   Vice President and National General Manager -
                            Consolidated Specialty Restaurants, Inc.      1996
Mary H. Mueller       49   Vice President, General Counsel and Assistant
                           Secretary -
                            Consolidated Products, Inc.                    1995
                            Steak n Shake, Inc.                            1995
                            Consolidated Specialty Restaurants, Inc.       1995
Gary T. Reinwald      49   Vice President -
                            Consolidated Products, Inc.                    1991
                           Senior Vice President and National General
                           Manager -
                            Steak n Shake, Inc.                            1983
James E. Richmond     59   Vice President -
                            Consolidated Products, Inc.                    1986
                            Steak n Shake, Inc.                            1986
                            Consolidated Specialty Restaurants, Inc.       1996
Victor F. Yeandel     41   Vice President -
                            Consolidated Products, Inc.                    1995

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

Mr. Beauchamp was appointed Vice President, Operations and Deputy National General Manager of Steak n Shake, Inc. effective March 1, 1997. Mr. Beauchamp joined the Company as Vice President and Controller in 1993. From 1990 to 1993, Mr. Beauchamp was Director of Accounting for a division of The Limited, Inc.

Mr. Dooley joined Steak n Shake and CSR as Vice President in 1993 and is responsible for engineering and construction. Prior thereto and since 1991, Mr. Dooley was a Director of Engineering with Wendy's, Inc.

Mr. Fehr joined the Company as Vice President and Controller in April 1997. From 1992 to 1997, Mr. Fehr served in various controllership functions for Fruehauf Trailer Corporation and its former majority stockholder, Terex Corporation, most recently as Vice President - Corporate Controller of Fruehauf.

Mr. Geiger was appointed Vice President, Information Systems, Financial Planning and Audit in 1995. From 1993 to 1995, Mr. Geiger served as Director of Financial Planning and Audit and Assistant Treasurer for the Company. Prior to such time, Mr. Geiger served in various capacities at Ernst & Young LLP, over a period of eight years, and ultimately served as a Manager.

Mr. Grimm joined the Company as Vice President - Human Resources in November 1997. For the previous twelve years, Mr. Grimm was an executive with May Department Stores Company. Most recently, he served as Corporate Vice President, Executive Development and Training.

Mr. Hart has been Vice President, Purchasing of Steak n Shake and CSR since 1991 and was Vice President of Operations of CSR from 1990 to 1991

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

Ms. Mueller was appointed Vice President in December 1996, General Counsel in 1995 and Assistant Secretary in 1994. From 1994 to 1995, Ms. Mueller served as the Company's Associate General Counsel for Real Estate and Franchising. From 1992 to 1994, Ms. Mueller served as Associate City Attorney for the city of South Bend, Indiana

Mr. Reinwald was appointed Senior Vice President, Operations and National General Manager of Steak n Shake, Inc. in December 1996. Prior thereto, Mr. Reinwald was Vice President, Operations and National General Manager of Steak n Shake since 1983, and served in various capacities in the Company for 19 years prior to that date.

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

ITEM 11. EXECUTIVE COMPENSATION

The information included under the captions "Compensation of Directors", "Compensation of Executive Officers", "Summary Compensation Table", "Stock Option Grants in Fiscal 1997", "Aggregated Stock Option Exercises in Fiscal 1997 and Fiscal Year End Option Values", "Long-Term Incentive Plan - Awards in Last Fiscal Year", "Report of the Executive Committee" and "Company Performance" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information contained under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Management Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

                          PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS.    The following table sets forth the financial
        statements filed as a part of this report:

        Consolidated Statements of Financial Position at September 24, 1997 and September 25, 1996

        For the years ended September 24, 1997, September 25, 1996 and September 27, 1995:
        - Consolidated Statements of Earnings
        - Consolidated Statements of Cash Flows
        - Consolidated Statements of Shareholders' Equity

        Notes to Consolidated Financial Statements

        Report of Independent Auditors


     2. FINANCIAL STATEMENT SCHEDULES.

        All schedules for the years ended September 24, 1997, September 25, 1996 and September 27, 1995 have been omitted for the reason that they are not required or are not applicable, or the required information is set forth in the financial statements or notes thereto.

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

        4.05 Second Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis N.A. effective January 31, 1997. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 9, 1997).

        4.06 Amendment No. 1 to Note Purchase and Private Shelf Agreement by and between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of April 28, 1997 related to senior note and private shelf facility. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 9, 1997).

        4.07 Third Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis N.A. effective September 18, 1997.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 1997.

                                        CONSOLIDATED PRODUCTS, INC.

                                        By: /s/ James W. Bear
                                          -------------------------------------
                                          James W. Bear
                                          Senior Vice President and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 18, 1997.


/s/ E. W. Kelley              Director
-------------------------
E. W. Kelley

/s/ S. Sue Aramian            Director
-------------------------
S. Sue Aramian

/s/ Alan B. Gilman            President, Chief Executive Officer and Director
-------------------------
Alan B. Gilman                (Principal Executive Officer)

/s/ James W. Bear             Senior Vice President and Treasurer
-------------------------
James W. Bear                 (Principal Financial Officer)

/s/ Gregory G. Fehr           Vice President and Controller
-------------------------
Gregory G. Fehr               (Principal Accounting Officer)

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

/s/ Charles E. Lanham         Director
-------------------------
Charles E. Lanham

/s/ J. Fred Risk              Director
-------------------------
J. Fred Risk

/s/ Dr. John W. Ryan          Director
-------------------------
Dr. John W. Ryan

/s/ James Williamson, Jr.     Director
-------------------------
James Williamson, Jr.

                      FINANCIAL STATEMENTS AND SCHEDULES

CONSOLIDATED STATEMENTS OF EARNINGS
------------------------------------------------------------------------------
Consolidated Products, Inc.
(Years ended September 24, 1997, September 25, 1996 and September 27, 1995)


                                                1997                 1996             1995
                                           ----------------------------------------------------
Revenues:
   Net sales                               $262,668,556        $224,146,778        $186,739,591
   Franchise fees                             3,158,634           2,787,235           1,880,220
   Other, net                                 2,357,216           2,486,911           1,512,766
                                           ----------------------------------------------------
                                            268,184,406         229,420,924         190,132,577
                                           ----------------------------------------------------
Costs and Expenses:
   Cost of sales                             69,241,320          59,765,505          49,072,393
   Restaurant operating costs               117,828,980         101,024,216          85,572,053
   General and administrative                21,251,502          18,148,635          15,642,113
   Depreciation and amortization             10,690,410           8,624,951           7,021,497
   Rent                                       8,430,115           7,322,405           6,048,909
   Marketing                                  8,134,422           7,237,551           5,400,515
   Amortization of pre-opening costs          3,475,728           3,215,716           1,965,334
   Interest                                   3,558,098           3,147,818           3,283,619
                                           ----------------------------------------------------
                                            242,610,575         208,486,797         174,006,433
                                           ----------------------------------------------------

Earnings Before Income Taxes                 25,573,831          20,934,127          16,126,144

Income Taxes                                  9,425,000           7,925,000           6,100,000
                                           ----------------------------------------------------
Net Earnings                               $ 16,148,831        $ 13,009,127        $ 10,026,144
                                           ----------------------------------------------------
Net Earnings Per Common and Common
 Equivalent Share:
   Primary                                       $  .81              $  .67              $  .63
   Fully diluted                                 $  .81              $  .67              $  .54

Weighted Average Shares and Equivalents:
   Primary                                   19,881,320          19,400,368           16,019,435
   Fully diluted                             19,954,116          19,454,220           19,167,629


SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
-------------------------------------------------------------------------------
Consolidated Products, Inc.
(September 24, 1997 and September 25, 1996)


                                                          1997           1996
                                                     -----------------------------
Assets:
  Current Assets
     Cash, including cash equivalents
       of $2,300,000 in 1997 and $190,000 in 1996    $  2,668,232     $    630,362
     Receivables                                        4,906,798         5,532,499
     Inventories                                        4,592,570         3,940,075
     Deferred income taxes                              1,971,000         1,248,000
     Other current assets                               5,853,527         3,792,620
                                                     -----------------------------
     Total current assets                              19,992,127        15,143,556
                                                     -----------------------------
  Property and Equipment
     Land                                              41,085,184        30,579,097
     Buildings                                         38,814,164        29,417,926
     Leasehold improvements                            42,988,402        37,235,370
     Equipment                                         66,313,931        52,920,755
     Construction in progress                           9,998,783         7,496,456
                                                     -----------------------------
                                                      199,200,464       157,649,604
     Less accumulated depreciation and amortization   (56,360,238)      (46,987,316)
                                                     -----------------------------
     Net property and equipment                       142,840,226       110,662,288
                                                     -----------------------------
  Net Leased Property                                   3,918,301         5,035,635
  Other Assets                                            515,760           574,023
                                                     -----------------------------
                                                     $167,266,414      $131,415,502
                                                     -----------------------------
Liabilities and Shareholders' Equity:
  Current Liabilities
     Accounts payable                                 $14,253,267       $13,529,119
     Accrued expenses                                  22,101,998        17,473,046
     Current portion of senior note                       738,889         5,000,000
     Current portion of obligations under
        capital leases                                  1,380,249         1,302,523
                                                     -----------------------------
     Total current liabilities                         38,474,403        37,304,688
                                                     -----------------------------
  Deferred Income Taxes                                 1,205,000           325,000
  Obligations Under Capital Leases                      5,375,754         6,956,882
  Revolving Line of Credit                                     --         4,000,000
  Senior Note                                          29,261,111        25,000,000
  Shareholders' Equity
     Common stock -- $.50 stated value, 25,000,000
       shares authorized -- shares issued:
       20,867,475 in 1997; 14,045,486 in 1996          10,433,738         7,022,743
     Additional paid-in capital                        91,143,921        51,766,742
     Retained earnings (deficit)                       (5,396,965)        1,262,066
     Less: Unamortized value of restricted shares      (1,839,982)       (1,416,851)
          Treasury stock -- at cost: 114,574
            shares in 1997; 78,288 shares in 1996      (1,390,566)         (805,768)
                                                     -----------------------------
     Total shareholders' equity                        92,950,146        57,828,932
                                                     -----------------------------
                                                     $167,266,414      $131,415,502
                                                     -----------------------------

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 24, 1997, SEPTEMBER 25, 1996 AND SEPTEMBER 27, 1995)

                                                                       1997           1996           1995
                                                                   -------------------------------------------
Operating Activities:
   Net earnings                                                     $16,148,831     $13,009,127    $10,026,144
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Depreciation and amortization                              10,690,410       8,624,951      7,021,497
          Amortization of pre-opening costs                           3,475,728       3,215,716      1,965,334
          Provision for deferred income taxes                           157,000         382,000        254,000
          Changes in receivables and inventories                     (1,256,278)     (1,544,703)      (381,328)
          Changes in other assets                                    (3,770,218)     (3,037,937)    (1,970,901)
          Changes in income taxes payable                             1,056,150       1,443,779        647,934
          Changes in accounts payable and accrued expenses            3,657,280       6,502,973      3,271,363
          Loss on disposal of property                                   37,484         232,740        160,190
                                                                   -------------------------------------------
    Net cash provided by operating activities                        30,196,387      28,828,646     20,994,233
                                                                   -------------------------------------------
Investing Activities:
    Additions of property and equipment                             (52,228,883)    (46,183,970)   (42,898,950)
    Net proceeds from sale/leasebacks and other disposals            11,534,362       6,585,448      6,715,490
                                                                   -------------------------------------------
    Net cash used in investing activities                           (40,694,521)    (39,598,522)   (36,183,460)
                                                                   -------------------------------------------
Financing Activities:
    Proceeds from long-term debt                                      5,000,000      10,000,000     10,000,000
    Net proceeds from (repayments of) revolving line of credit       (4,000,000)      4,000,000             --
    Proceeds from equipment and property leases                         672,205         750,089        695,386
    Principal payments on debt and capital lease obligations         (5,945,151)     (5,106,924)    (4,327,641)
    Lease payments on subleased properties                             (741,103)       (735,480)      (637,673)
    Cash dividends paid in lieu of fractional shares                    (20,519)        (13,062)        (8,748)
    Cash paid in lieu of fractional shares                                   --              --         (4,260)
    Proceeds from exercise of stock options and warrants                207,945         616,808        102,293
    Proceeds from stock offering                                     16,616,331              --             --
    Proceeds from employee stock purchase plan                          746,296         538,668        393,850
                                                                   -------------------------------------------
    Net cash provided by financing activities                        12,536,004      10,050,099      6,213,207
                                                                   -------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                      2,037,870        (719,777)    (8,976,020)
Cash and Cash Equivalents at Beginning of Year                          630,362       1,350,139     10,326,159
                                                                   -------------------------------------------
Cash and Cash Equivalents at End of Year                           $  2,668,232      $  630,362   $  1,350,139
                                                                   -------------------------------------------

SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 24, 1997, SEPTEMBER 25, 1996 AND SEPTEMBER 27, 1995)

                                                                                            Unamortized
                                                            Additional       Retained         Value of
                                                Common        Paid-In        Earnings        Restricted        Treasury Stock
                                                 Stock        Capital        (Deficit)         Shares       Shares        Amount
                                             -------------------------------------------------------------------------------------
Balance at September 28, 1994                $  3,745,409  $  14,696,829   $  3,004,530     $  362,045      265,690   $  1,370,115
   Net earnings                                                              10,026,144
   Shares issued under stock option plan                         (32,012)                                   (70,532)      (328,263)
   Shares exchanged to exercise stock options                                                                14,906        193,958
   Shares granted under Capital
      Appreciation Plan                                          695,734                                    (70,500)      (233,141)
   Changes in unamortized value of shares
      granted under Capital Appreciation Plan                                                 613,817
   Tax benefit relating to incentive
      stock plans                                                471,945
   Ten percent common stock dividend
      declared December 20, 1994
      (767,174 shares)                            383,587      6,233,289     (6,616,876)
   Cash dividends paid in lieu of
      fractional shares                                                          (8,748)
  Shares issued for Employee Stock
      Purchase Plan                                24,858        368,992
  Shares issued for conversion of
      subordinated debentures
      (4,164,171 shares)                        2,082,086      9,518,219
                                             -------------------------------------------------------------------------------------

Balance at September 27, 1995                   6,235,940     31,952,996      6,405,050        975,862      139,564      1,002,669
  Net earnings                                                               13,009,127
  Shares issued under stock option plan            60,921        263,204                                    (72,826)      (335,540)
  Shares exchanged to exercise stock options                                                                 14,870        242,857
  Shares granted under Capital Appreciation
       Plan                                        29,250        869,075                                     (8,000)      (117,050)
  Shares forfeited under Capital
       Appreciation Plan                                         (36,370)                                     4,680         12,832
  Shares issued for exercise of warrants           36,603        163,397
  Changes in unamortized value of shares
       granted under Capital Appreciation Plan                                                 440,989
  Tax benefit relating to incentive
       stock plans                                               536,752
  Ten percent common stock dividend declared
       December 12, 1995 (1,246,670 shares)       623,335     17,515,714    (18,139,049)
  Cash dividends paid in lieu of
       fractional shares                                                        (13,062)
  Shares issued for Employee Stock
       Purchase Plan                               36,694        501,974
                                             -------------------------------------------------------------------------------------

Balance at September 25, 1996                   7,022,743     51,766,742      1,262,066       1,416,851      78,288        805,768
  Net earnings                                                               16,148,831
  Shares issued under stock option plan            72,664        691,943
  Shares exchanged to exercise stock options                                                                 32,821        540,360
  Shares granted under Capital
        Appreciation Plan                          32,625      1,101,094
  Shares forfeited under Capital
        Appreciation Plan                                                                                     3,465         44,438
  Shares issued in stock offering                 500,000     16,116,331
  Changes in unamortized value of shares
       granted under Capital
       Appreciation Plan                                                                       423,131
  Tax benefit relating to incentive
       stock plans                                               739,878
  Ten percent common stock dividend declared
       December 18, 1996 (1,402,298 shares)       701,149     22,086,194    (22,787,343)
  Cash dividends paid in lieu of
       fractional shares                                                        (20,519)
  Shares issued for Employee Stock Purchase
       Plan                                        29,267        717,029
  Five for four common stock split declared
       December 3, 1997 (4,150,580 shares)      2,075,290     (2,075,290)
                                             -------------------------------------------------------------------------------------

Balance at September 24, 1997                 $10,433,738    $91,143,921    ($5,396,965)     $1,839,982     114,574    $1,390,566
                                             -------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 24, 1997, SEPTEMBER 25, 1996 AND SEPTEMBER 27, 1995)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements of Consolidated Products, Inc. (the "Company") include the accounts of Consolidated Products, Inc. (parent) and its wholly-owned subsidiaries: Steak n Shake, Inc., Consolidated Specialty Restaurants, Inc. and SNS Investment Company. All intercompany items have been eliminated. The Company's fiscal year ends on the last Wednesday in September.

CASH, INCLUDING CASH EQUIVALENTS

   The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents primarily consist of bank repurchase agreements, U.S. Government securities and money market accounts, all of which have maturities of three months or less.

RECEIVABLES

   At September 24, 1997 and September 25, 1996, receivables include $885,000 and $2,231,000, respectively, related to the cost of one and two properties, respectively, for which sale and leaseback contracts have been entered into for the sale of these properties. Receivables are net of any related allowances.

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

PRE-OPENING COSTS

   Pre-opening costs, which represent expenses incurred before a new restaurant opens, are capitalized and then amortized from the opening date over a one-year period. At September 24, 1997 and September 25, 1996, unamortized pre-opening costs were $2,193,000 and $2,055,000, respectively.

INCOME TAXES

   The Company uses the liability method prescribed by the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

EMPLOYEES' PROFIT SHARING PLAN

   The Consolidated Products, Inc. Employees' Profit Sharing Plan is a defined contribution plan covering substantially all employees of the Company after they have attained age 21 and completed one year of service. Contributions to the Plan, which are subject to the discretion of the Board of Directors, amounted to $1,340,000 for 1997, $1,100,000 for 1996 and $880,000 for 1995.

DEFERRED DEBT COSTS

   Certain fees and expenses incurred to obtain long-term financing are being amortized over the life of the related borrowings. The unamortized balance was $155,000 as of September 24, 1997.

ADVERTISING EXPENSES

   Advertising costs are charged to expense as incurred.

USE OF ESTIMATES

   Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

STOCK DIVIDEND

   On December 18, 1996, the Company declared a 10% stock dividend distributable on January 20, 1997 to shareholders of record on January 6, 1997. Accordingly, all references in the consolidated financial statements related to per share amounts, average shares outstanding, conversion prices and information concerning Stock Option and Capital Appreciation Plans have been adjusted retroactively to reflect the stock dividend.

   Stock dividends are accounted for through capitalization of retained earnings at the fair market value of the shares issued. The fair market value of the shares issued in fiscal 1997 exceeded the amount of retained earnings at the time of the stock dividend resulting in a retained deficit at September 24, 1997.

INCOME TAXES

   The components of the provision for income taxes consist of the following:

                                                           1997           1996           1995
                                                     -----------------------------------------------
Current:
 Federal                                             $  7,853,000     $  5,873,000     $  4,486,000
 State                                                  1,415,000        1,670,000        1,360,000
Deferred                                                  157,000          382,000          254,000
                                                     -----------------------------------------------
Total income taxes                                   $  9,425,000     $  7,925,000     $  6,100,000
                                                     -----------------------------------------------


  The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                           1997           1996           1995
                                                     ----------------------------------------------
Tax at U.S. statutory rates                          $  8,951,000     $  7,327,000     $  5,578,000
State income taxes, net of federal tax benefit            920,000        1,086,000          884,000
Employer's FICA tax credit                               (382,000)        (384,000)        (260,000)
Jobs tax credit                                           (29,000)         (13,000)         (35,000)
Other                                                     (35,000)         (91,000)         (67,000)
                                                     ----------------------------------------------
Total income taxes                                   $  9,425,000     $  7,925,000     $  6,100,000
                                                     ----------------------------------------------

   Income taxes paid totaled $8,202,000 in 1997, $6,044,000 in 1996 and $5,199,000 in 1995.
   Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences are expected to reverse. The components of the Company's net deferred tax asset consist of the following:

                                                    1997             1996
                                              -------------------------------
Deferred tax assets:
 Insurance reserves                           $  1,914,000       $  1,390,000
 Capital leases                                    797,000            920,000
 Other                                           1,222,000            944,000
                                              -------------------------------
  Total deferred tax assets                      3,933,000          3,254,000
                                              -------------------------------
Deferred tax liabilities:
 Depreciation                                    2,270,000          1,427,000
 Restaurant pre-opening costs                      767,000            719,000
 Other                                             130,000            185,000
                                              -------------------------------
  Total deferred tax liabilities                 3,167,000          2,331,000
                                              -------------------------------
Net deferred tax asset                             766,000            923,000
Less current portion                             1,971,000          1,248,000
                                              -------------------------------
Long-term liability                          $  (1,205,000)       $  (325,000)
                                              -------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
LEASED ASSETS AND LEASE COMMITMENTS

                                                    1997             1996
                                              -------------------------------

Leased property under capital leases, less
 accumulated amortization of $9,722,025 in
 1997 and $9,628,062 in 1996                     $2,710,269       $3,252,642
Long-term portion of net investment in
 direct financing leases                          1,208,032        1,782,993
                                              -------------------------------
Net leased property                              $3,918,301       $5,035,635
                                              -------------------------------

   The Company leases certain of its physical facilities under non-cancelable lease agreements. Steak n Shake restaurant leases typically have initial terms of eighteen to twenty-five years and renewal terms aggregating twenty years or more and Consolidated Specialty Restaurant leases typically have terms of ten to fifteen years and three five-year renewal terms. These leases require the subsidiaries to pay real estate taxes, insurance and maintenance costs. Certain leased facilities which are no longer operated by the subsidiaries, but have been subleased to third parties, are classified as non-operating properties in the table below of minimum future rental payments. Minimum future rental payments have not been reduced by minimum sublease rentals of $2,222,000 related to capital leases and $1,884,000 related to operating leases receivable in the future under non-cancelable subleases.
   At September 24, 1997, obligations under non-cancelable capital leases and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:


                                                  Capital Leases (000's)                   Operating Leases (000's)
                                                  ----------------------                   ------------------------
                                                          Non-                                      Non-
                                            Operating      Operating                  Operating      Operating
Year                                        Property       Property       Total       Property       Property
----                                        -----------------------------------------------------------------------
1998                                        $  1,525       $  614       $  2,139      $  8,496         $  533
1999                                           1,312          614          1,926         8,621            533
2000                                           1,133          547          1,680         8,243            448
2001                                             836          350          1,186         7,944            245
2002                                             657           99            756         7,784             83
After 2002                                     1,525           --          1,525        68,455             42
                                            ---------------------------------------  ------------------------------

Total minimum future rental payments           6,988        2,224          9,212     $ 109,543       $  1,884
                                                                                     ------------------------------
Less amount representing interest              1,980          476          2,456
                                            ---------------------------------------
Total obligations under capital leases         5,008        1,748          6,756
Less current portion                             971          409          1,380
                                            ---------------------------------------
Long-term obligations under capital leases    $4,037     $  1,339       $  5,376
                                            ---------------------------------------

   During 1997 and 1996, the Company received net proceeds of $11,534,362 involving ten properties, and $6,586,958 involving six properties, respectively, from sale and leaseback transactions. Since these leases are classified as operating, any related gains on the transactions have been deferred and are being amortized in proportion to the related gross rental charged to expense over the eighteen-year lease terms.
   Direct financing leases resulted from subleasing certain of the aforementioned leased facilities and the leasing of certain Company-owned facilities identified for disposal. Net investment in direct financing leases consists of:

                                                         1997           1996
                                                   ---------------------------
Total minimum lease payments to be received        $  2,188,085   $  3,198,925
Less unearned income                                    626,113      1,031,990
                                                   ---------------------------
Net investment in direct financing leases             1,561,972      2,166,935
Less current portion included in receivables            353,940        383,942
                                                   ---------------------------
Long-term net investment                           $  1,208,032   $  1,782,993
                                                   ---------------------------

   At September 24, 1997, minimum annual lease payments on direct financing leases of approximately $438,000 per year are receivable over the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
DEBT
REVOLVING CREDIT AGREEMENT
   The Company's $30,000,000 Revolving Credit Agreement matures in December 1998 and bears interest at a rate based on LIBOR plus 75 basis points or the prime rate, at the election of the Company. The line of credit includes an option for conversion into a five-year term loan with a ten-year amortization schedule. There were no outstanding borrowings under the Revolving Credit Agreement as of September 24, 1997.

SENIOR NOTE
   The Company has borrowings of $25,000,000 available under its $50,000,000 ten-year Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement") over the period ending April 28, 2000, at interest rates based upon market rates at the time of borrowing. As of September 24, 1997, outstanding borrowings under the Senior Note Agreement had an average interest rate of 7.7% and the amounts maturing subsequent to fiscal 1997 in each of the five years ending September 30 are as follows: 1998--$738,889; 1999--$1,305,794; 2000--$2,734,365; 2001--$3,246,032; 2002--$3,246,032. A 12.44% senior note agreement with this same lender dated November 1, 1990 was consolidated into this Agreement. The amount from this previous senior note outstanding at September 24, 1997 was $5,000,000 and was refinanced in fiscal 1998.
The Senior Note Agreement is unsecured and contains restrictions which, among other things, require the Company to maintain certain financial ratios.

10% SUBORDINATED CONVERTIBLE DEBENTURES
   On April, 4, 1995, the Company completed the call of its 10% Subordinated Convertible Debentures due November 20, 2002 ("the Debentures"). Holders of the Debentures ("Holders") electing conversion of their Debentures into common stock received one share of the Company's common stock for each $2.82 of Debenture principal held on the date of conversion plus cash for any remaining fractional portion. Holders electing redemption of their Debentures received cash in the principal amount of the Debentures, plus accrued interest up to April 4, 1995. The call of the Company's Debentures resulted in $10,468,000 of the Company's long-term debt being converted to equity.

   Interest capitalized in connection with financing additions to property and equipment amounted to $694,000 and $668,000 in fiscal 1997 and 1996, respectively.

  Interest paid on all debt amounted to $3,559,000 in 1997, $3,532,000 in 1996 and $4,063,000 in 1995.

  The carrying amounts reported in the consolidated balance sheet of cash and cash equivalents and debt do not materially differ from their fair market value at September 24, 1997.

ACCRUED EXPENSES

                                                 1997                1996
                                           --------------------------------
   Salaries and wages                      $  5,670,898         $  4,877,017
   Insurance                                  5,979,720            3,848,533
   Income taxes                               2,159,286            1,843,014
   Property taxes                             2,843,551            2,182,389
   Other                                      5,448,543            4,722,093
                                           --------------------------------
                                          $  22,101,998        $  17,473,046
                                           --------------------------------


CAPITAL APPRECIATION PLANS

    The Capital Appreciation Plans established in 1991, 1994 and 1997 provide for tandem awards of Common Stock (restricted shares) and related book units aggregating 265,733; 159,720 and 330,000 shares and related units, respectively. These awards are restricted for a period of three years and are returnable to the Company if the grantee is not employed (except for reasons of retirement, permanent disability or death) by the Company at the end of the period. The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share and the common stock dividends paid per share during the period. The total value of the stock grant (based upon market value at the date of the grant) is debited to unamortized value of restricted shares and amortized to compensation expense ratably over the three-year period. The 1991 Plan expired on December 31, 1993 and all restrictions on the remaining 45,973 shares and book units lapsed during fiscal 1997. The total number of shares and book units granted under the 1994 Plan for which restrictions have not lapsed was 151,283 at September 24, 1997, 154,748 at September 25, 1996 and 87,785 at September 27, 1995. At September 24, 1997, under the 1997 Plan, 65,250 shares and book units had been granted for which restrictions had not lapsed and 264,750 shares were reserved for future grants. The average remaining period for which restrictions had not lapsed at September 24, 1997 was 1.68 years. The amount charged to expense under the Plans was $845,700 in 1997; $701,053 in 1996, and $438,067 in 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

STOCK OPTION PLANS
EMPLOYEE STOCK OPTION PLAN

  In February 1997, the shareholders approved the 1997 Employee Stock Option Plan ("the 1997 Plan"), which provides for the granting of 550,000 stock options. The 1997 Plan provides for the issuance of stock options exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire five years from the date of grant. As of September 24, 1997, no options have been granted

  The 1995 Employee Stock Option Plan ("the 1995 Plan"), provides for the granting of 399,300 stock options. Options granted under the 1995 Plan are primarily incentive stock options exercisable on the same terms as the 1997 Plan. Options were granted under the 1995 Plan to officers and key employees selected by the Stock Option Committee. At September 24, 1997, 373,526 options have been granted under the 1995 Plan and 147,293 are exercisable.

  The 1992 Employee Stock Option Plan ("the 1992 Plan"), provides for the granting of 292,820 stock options. Options granted under the 1992 Plan are primarily incentive stock options exercisable on the same terms as the 1995 Plan. The options expire five years from the date of grant. Options were granted under the 1992 Plan to officers and key employees selected by the Stock Option Committee. At September 24, 1997, all options have been granted under the 1992 Plan and 187,327 are exercisable.

  As of September 25, 1996, 151,269 options were available for grant and 332,883 options were exercisable. The following table summarizes the changes in options outstanding and related average prices under the 1995, 1992 and 1983 plans:

                                                                           Weighted
                                                                            Average
                                                           Shares             Price
                                                        ---------------------------
Outstanding at September 28, 1994                         627,183           $  4.75
 Fiscal 1995 Activity:
  Granted                                                 146,120             10.71
  Exercised                                               (88,435)             3.35
  Canceled                                                (11,159)             6.70
                                                        ---------
Outstanding at September 27, 1995                         673,709              6.15
 Fiscal 1996 Activity:
  Granted                                                 113,965             14.75
  Exercised                                              (199,470)             3.79
  Canceled                                                 (4,898)             8.26
                                                        ---------
Outstanding at September 25, 1996                         583,306              8.71
 Fiscal 1997 Activity:
  Granted                                                 134,915             14.83
  Exercised                                              (134,945)             5.13
  Canceled                                                 (9,421)            10.57
                                                        ---------
Outstanding at September 24, 1997                         573,855           $ 10.96
                                                        ---------

NONEMPLOYEE DIRECTOR STOCK OPTION PLANS

  The Company's 1994, 1995, 1996 and 1997 Nonemployee Director Stock Option Plans provide for the grant of nonqualified stock options at a price equal to the fair market value of the Common Stock on the date of the grant. Options outstanding under each Plan are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire five years from the date of grant.

   An aggregate of 39,531 shares of Common Stock are reserved for the grant of options under the 1994 Plan. At September 24, 1997, all of the options authorized under the 1994 Plan have been granted at a price of $6.74 of which 19,035 are exercisable. No options have been canceled and 13,176 shares have been exercised since the inception of the 1994 Plan.

   An aggregate of 33,275 shares of Common Stock are reserved for the grant of options under the 1995 Plan. At September 24, 1997, all of the options authorized under the 1995 Plan have been granted at a price of $7.58 of which 19,965 are exercisable. No options have been canceled or exercised since the inception of the 1995 Plan.

  An aggregate of 18,150 shares of Common Stock are reserved for the grant of options under the 1996 Plan. At September 24, 1997, all of the options authorized under the 1996 Plan have been granted at a price of $13.22 of which 7,260 are exercisable. No options have been canceled or exercised since the inception of the 1996 Plan.

  An aggregate of 19,800 shares of Common Stock are reserved for the grant of options under the 1997 Plan. At September 24, 1997, all of the options authorized under the 1997 Plan have been granted at an average price of $14.56 of which 4,290 are exercisable. No options have been canceled or exercised since the inception of the 1997 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

  The following table summarizes information about the exercise price for stock options outstanding at September 24, 1997 under the employee and nonemployee director stock option plans.


                                       Options Outstanding           Options Exercisable
                                       -------------------           -------------------
                                    Weighted
                                    Average           Weighted                       Weighted
 Range of         Number            Remaining         Average         Number         Average
 Exercise     Outstanding at       Contractual        Exercise     Exercisable at    Exercise
  Prices    September 24, 1997        Life             Price     September 24, 1997   Price
---------------------------------------------------------------------------------------------
$ 5 - $10        260,614            1.45 years         $ 6.60         215,285          $ 6.42
$10 - $15        356,409            3.54 years         $13.05         148,549          $12.45
$15 - $18         54,412            4.25 years         $16.08          21,336          $16.48
---------------------------------------------------------------------------------------------
$ 5 - $18        671,435            2.78 years         $10.79         385,170          $ 9.30

EMPLOYEE STOCK PURCHASE PLAN

  In February 1993, the shareholders approved a tax-qualified Employee Stock Purchase Plan, providing for a maximum of 73,205 shares of Common Stock per year for five years. Unissued shares in any given year are carried forward and are available to increase the annual maximum. The Plan is available to all eligible employees of the Company and its subsidiaries as determined by the Board of Directors and has a calendar plan year. Employees are able to purchase shares of Common Stock each year through payroll deductions from 2% to 10% of compensation up to a maximum allowable fair market value of $10,000 or 1,000 shares per year, whichever is less. The purchase price will be the lesser of 85% of the market price, as defined, on the first or last trading day of the plan year. During fiscal 1997 and fiscal 1996, 64,386 shares and 80,727 shares, respectively, have been purchased by employees under this Plan.

STOCK-BASED COMPENSATION

  The Company measures stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" requires that the Company disclose pro forma information regarding net earnings and earnings per share as if the Company has accounted for its employee stock awards granted subsequent to September 28, 1995, under the fair value method as defined by that statement. The fair value for these awards was estimated at the date of grant using a Block-Scholes option pricing model with the following assumptions for fiscal 1997 and 1996: volatility factor of the expected market price of the Company's common stock of .34; expected option lives of 1-5 years; cash dividend yield of 0.0%; and a risk-free interest rate of 6.0%.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a single reliable measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net earnings may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected. The Company's pro forma information giving effect to the estimated compensation expense related to stock-based compensation is as follows:

                                                    1997            1996

Net earnings as reported                        $16,148,831      $13,009,127
Less pro forma compensation expense                 547,985          345,567
                                                -----------      -----------
Pro forma net earnings                          $15,600,846      $12,663,560
                                                -----------      -----------

Fully diluted earnings per share as reported    $       .81      $       .67
Pro forma fully diluted earnings per share      $       .78      $       .65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

RELATED PARTY TRANSACTIONS

  Kelley & Partners, Ltd. owned 1,419,106 shares, or 8.5%, of the Company at September 24, 1997. Additionally, certain of the partners, who also serve as officers and/or directors of the Company, collectively controlled 1,843,044 shares, or 11.1% of the Company's outstanding stock at September 24, 1997.

  Interest expense on the Debentures (see Debt note) held by Kelley & Partners, Ltd. and affiliates was $249,681 in 1995. There was no related party debt outstanding during fiscal 1996 or fiscal 1997.

SUBSEQUENT EVENT-STOCK SPLIT

  On December 3, 1997, the Company declared a five for four stock split distributable on December 26, 1997 to shareholders of record on December 15, 1997. Accordingly, all references in the consolidated financial statements related to per share amounts, average shares outstanding and shareholders' equity have been adjusted retroactively to reflect the five for four stock split. Notes to the consolidated financial statements related to Capital Appreciation Plans, Stock Option Plans, Employee Stock Purchase Plan and Related Party Transactions have not been adjusted to reflect the effect of the five for four stock split.

MANAGEMENT'S REPORT
------------------------------------------------------------------------------
Consolidated Products, Inc.
MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

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

  Ernst & Young LLP, independent auditors, has been engaged to express an opinion regarding the fair presentation of the Company's financial condition and operating results. As part of their audit of the Company's financial statements, Ernst & Young LLP considered the Company's system of internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

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

                /s/ Alan B. Gilman         /s/ James W. Bear
                PRESIDENT AND              SENIOR VICE PRESIDENT
                CHIEF EXECUTIVE OFFICER    AND CHIEF FINANCIAL OFFICER


REPORT OF INDEPENDENT AUDITORS
------------------------------------------------------------------------------
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Shareholders and Board of Directors
Consolidated Products, Inc.

  We have audited the accompanying consolidated statements of financial position of Consolidated Products, Inc. as of September 24, 1997 and September 25, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended September 24, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Products, Inc. at September 24, 1997 and September 25, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 24, 1997, in conformity with generally accepted accounting principles.

                                                     /s/ Ernst & Young LLP

 Indianapolis, Indiana
 November 26, 1997
 except for the stock split described
 on page 40, as to which the date is
 December 3, 1997

                  CONSOLIDATED PRODUCTS INC. AND SUBIDIARIES

                               Index to Exhibits

  Number     Description

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

       4.05 Second Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis N.A. effective January 31, 1997. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 9, 1997).

       4.06 Amendment No. 1 to Note Purchase and Private Shelf Agreement by and between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of April 28, 1997 related to senior note and private shelf facility. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended April 9, 1997).

       4.07 Third Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis N.A. effective September 18, 1997.

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