Form 10-Q
period 1997-12-17
CONSOLIDATED PRODUCTS INC /IN/
filed 1998-01-30
CIK 93859

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED DECEMBER 17, 1997

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
Yes  X    No
   -----    -----


     Number of shares of Common Stock outstanding at January 14, 1998:
20,778,732







The Index to Exhibits is located at Page 12.                     Total Pages 17

                             CONSOLIDATED PRODUCTS, INC.

                                        INDEX

                                                                       Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

         Consolidated Statements of Financial Position -
           December 17, 1997 (Unaudited) and September 24, 1997            3

         Consolidated Statements of Earnings (Unaudited)
           Twelve Weeks Ended December 17, 1997 and December 18, 1996      4

         Consolidated Statements of Cash Flows (Unaudited)
           Twelve Weeks Ended December 17, 1997 and December 18, 1996      5

         Notes to Consolidated Financial Statements (Unaudited)            6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                     8

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                      11

PART II.  OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                       12

                           PART I.  FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                            CONSOLIDATED PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                    DECEMBER 17,  SEPTEMBER 24,
                                    ------------  -------------
                                       1997          1997
                                    ------------  -------------
                                     (Unaudited)

ASSETS:
CURRENT ASSETS
  Cash, including cash equiva-
   lents of $1,690,000 in 1998
   and $2,300,000 in 1997           $  2,471,967  $  2,668,232
  Receivables                          2,551,043     4,021,798
  Properties under sale and
   leaseback contract                  2,066,689       885,000
  Inventory                            4,159,005     4,592,570
  Deferred income taxes                1,971,000     1,971,000
  Other current assets                 7,583,235     5,853,527
                                    ------------  ------------
  Total current assets                20,802,939    19,992,127
                                    ------------  ------------

PROPERTY AND EQUIPMENT
  Land                                42,159,103    41,085,184
  Buildings                           39,997,665    38,814,164
  Leasehold improvements              43,566,625    42,988,402
  Equipment                           69,427,200    66,313,931
  Construction in progress             7,564,061     9,998,783
                                    ------------  ------------
                                     202,714,654   199,200,464

  Less accumulated depreciation
   and amortization                  (57,247,120)  (56,360,238)
                                    ------------  ------------
  Net property and equipment         145,467,534   142,840,226
                                    ------------  ------------

LEASED PROPERTY
 Leased property under capital
   leases, less accumulated amorti-
   zation of $9,844,567 in 1998
   and $9,722,025 in 1997              2,587,376     2,710,269
 Net investment in direct
   financing leases                    1,121,078     1,208,032
                                    ------------  ------------
 Net leased property                   3,708,454     3,918,301
                                    ------------  ------------

OTHER ASSETS                             504,217       515,760
                                    ------------  ------------
                                    $170,483,144  $167,266,414
                                    ------------  ------------
                                    ------------  ------------

SEE ACCOMPANYING NOTES.


                                        DECEMBER 17,  SEPTEMBER 24,
                                        ------------  -------------
                                           1997           1997
                                        ------------  -------------
                                        (Unaudited)

 LIABILITIES AND SHAREHOLDERS' EQUITY:
 CURRENT LIABILITIES
   Accounts payable                    $ 14,450,379   $ 14,253,267
   Accrued expenses                      20,048,141     22,101,998
   Current portion of senior note           738,889        738,889
   Current portion of obligations
     under capital leases                 1,366,732      1,380,249
                                       ------------   ------------
    Total current liabilities            36,604,141     38,474,403
                                       ------------   ------------

 DEFERRED INCOME TAXES                    1,205,000      1,205,000

 OBLIGATIONS UNDER
  CAPITAL LEASES                          5,078,687      5,375,754

 REVOLVING LINE OF CREDIT                 2,000,000             --

 SENIOR NOTE                             28,522,222     29,261,111

 SHAREHOLDERS' EQUITY
   Common stock -- $.50 stated value,
     25,000,000 shares authorized --
     shares issued: 20,868,849 in 1998;
     20,867,475 in 1997                  10,434,425     10,433,738
   Additional paid-in capital            91,153,908     91,143,921
   Retained earnings (deficit)           (1,494,069)    (5,396,965)
   Less:  Unamortized value of
           restricted shares             (1,626,114)    (1,839,982)
          Treasury stock -- at cost
           114,805 shares in 1998;
           114,574 shares in 1997        (1,395,056)    (1,390,566)
                                       ------------   ------------
   Total shareholders' equity            97,073,094     92,950,146
                                       ------------   ------------
                                       $170,483,144   $167,266,414
                                       ------------   ------------
                                       ------------   ------------

SEE ACCOMPANYING NOTES.

                CONSOLIDATED PRODUCTS, INC.
            CONSOLIDATED STATEMENTS OF EARNINGS
                        (UNAUDITED)


                                       TWELVE WEEKS ENDED
                                   ---------------------------
                                   DECEMBER 17,   DECEMBER 18,
                                      1997           1996
                                   ------------   ------------

REVENUES:
  Net sales                         $63,415,741  $54,344,458
  Franchise fees                        809,668      654,231
  Other, net                            944,488      600,614
                                    -----------  -----------
                                     65,169,897   55,599,303
                                    -----------  -----------
COSTS AND EXPENSES:
  Cost of sales                      16,445,871   14,501,691
  Restaurant operating costs         29,225,359   24,288,073
  General and administrative          4,971,670    4,339,820
  Depreciation and amortization       2,735,450    2,243,992
  Rent                                2,109,470    1,802,013
  Marketing                           2,001,534    1,663,968
  Amortization of pre-opening costs     861,423      792,171
  Interest                              640,204      798,370
                                    -----------  -----------
                                     58,990,981   50,430,098
                                    -----------  -----------

EARNINGS BEFORE INCOME TAXES          6,178,916    5,169,205

INCOME TAXES                          2,255,000    1,940,000
                                    -----------  -----------

NET EARNINGS                        $ 3,923,916  $ 3,229,205
                                    -----------  -----------
                                    -----------  -----------

NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
     Basic                         $        .19  $       .17
     Diluted                       $        .19  $       .16

WEIGHTED AVERAGE SHARES
 AND EQUIVALENTS:
     Basic                          20,754,009    19,210,709
     Diluted                        21,127,799    19,572,393


SEE ACCOMPANYING NOTES.

               CONSOLIDATED PRODUCTS, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED)

                                                      TWELVE WEEKS ENDED
                                                  ---------------------------
                                                  DECEMBER 17,    DECEMBER 18,
                                                     1997            1996
                                                  ------------    ------------
OPERATING ACTIVITIES:
 Net earnings                                      $ 3,923,916    $  3,229,205
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                  2,735,450       2,243,992
      Amortization of pre-opening costs                861,423         792,171
      (Gain) / loss on disposal of property           (239,369)          2,689
       Changes in receivables and inventories        1,907,006        (358,259)
       Changes in other assets                      (2,378,710)     (1,493,093)
       Changes in income taxes payable               1,209,680       1,568,325
       Changes in accounts payable
        and accrued expenses                        (3,046,038)     (2,783,737)
                                                   ------------    ------------

 Net cash provided by operating activities           4,973,358       3,201,293
                                                   ------------    ------------

INVESTING ACTIVITIES:
 Additions of property and equipment                (7,607,579)    (15,268,456)
 Net proceeds from disposal of
   property and equipment                            1,366,816       2,330,701
                                                   ------------    ------------
 Net cash used in investing activities              (6,240,763)    (12,937,755)
                                                   ------------    ------------

FINANCING ACTIVITIES:
 Principal payments on debt
   and capital lease obligations                    (5,967,282)     (5,212,863)
 Proceeds from long-term debt                        5,000,000       5,000,000
 Proceeds from revolving line of credit              2,000,000      10,000,000
 Lease payments on subleased properties               (118,584)       (127,497)
 Cash dividends paid in lieu of fractional shares      (21,020)        (20,519)
 Proceeds from equipment and property leases           171,841         154,330
 Proceeds from exercise of stock options                 6,185          23,430
                                                   ------------    ------------

 Net cash provided by financing activities           1,071,140       9,816,881
                                                   ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (196,265)         80,419

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       2,668,232         630,362
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 2,471,967    $    710,781
                                                   ------------    ------------
                                                   ------------    ------------

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

          In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of December 17, 1997, the consolidated statements of earnings for the twelve weeks ended December 17, 1997 and December 18, 1996 and the consolidated statements of cash flows for the twelve weeks ended December 17, 1997 and December 18, 1996 have been included.

          The consolidated statements of earnings for the twelve weeks ended December 17, 1997 and December 18, 1996 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 24, 1997.

SEASONAL ASPECTS

          The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

INTEREST AND INCOME TAXES PAID

          Cash payments for interest during the twelve weeks ended December 17, 1997 and December 18, 1996 amounted to $777,000 and $1,020,000, respectively. Cash payments for income taxes during the twelve weeks ended December 17, 1997 and December 18, 1996 amounted to $1,046,000 and $372,000, respectively.

SHAREHOLDERS' EQUITY

          The number of shares issued as of December 17, 1997 on the consolidated statement of financial position includes 4,150,088 shares which were distributed on December 26, 1997 pursuant to a five for four stock split declared on December 3, 1997 to shareholders of record on December 15, 1997.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for computing basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented, and where necessary, have been restated to conform to the requirements of Statement 128.

     Diluted earnings per common and common equivalent share is computed by dividing net earnings by the weighted average number of outstanding and common equivalent shares. Common equivalent shares include shares subject to purchase under stock options.

     Net earnings per common and common equivalent share and weighted average shares and equivalents for the twelve weeks ended December 18, 1996 have been restated to give effect to the five for four stock split declared on December 3, 1997 and distributed on December 26, 1997 to shareholders of record on December 15, 1997.

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                       TWELVE  WEEKS ENDED
                                                  ----------------------------
                                                   DECEMBER 17,   DECEMBER 18,
                                                      1997           1996
                                                   ------------   ------------

Weighted average shares outstanding - Basic         20,754,009      19,210,709
Share equivalents                                      373,790         361,684
                                                   ------------    ------------
Weighted average shares and equivalents - Diluted   21,127,799      19,572,393
                                                   ------------    ------------
                                                   ------------    ------------

Net earnings for basic and diluted earnings
     per share computation                         $ 3,923,916      $ 3,229,205
                                                   ------------    ------------
                                                   ------------    ------------

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

                                           TWELVE WEEKS ENDED
                                        ----------------------
                                        12/17/97      12/18/96
                                        --------      --------
REVENUES
     Net sales                           97.3%         97.7%
     Franchise fees                       1.2            1.2
     Other, net                           1.5            1.1
                                        -----         ------
                                        100.0          100.0
                                        -----         ------
COSTS AND EXPENSES
     Cost of sales                       25.9(1)        26.7(1)
     Restaurant operating costs          46.1(1)        44.7(1)
     General and administrative           7.6            7.8
     Depreciation and amortization        4.2            4.0
     Marketing                            3.1            3.0
     Rent                                 3.2            3.2
     Amortization of pre-opening costs    1.3            1.4
     Interest                             1.0            1.4
                                        -----         ------
                                         90.5           90.7
                                        -----         ------
EARNINGS BEFORE INCOME TAXES              9.5            9.3
INCOME TAXES                              3.5            3.5
                                        -----         ------
NET EARNINGS                              6.0%           5.8%
                                        -----         ------
                                        -----         ------

------------------
(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF TWELVE WEEKS ENDED DECEMBER 17, 1997 TO TWELVE WEEKS ENDED DECEMBER 18, 1996

REVENUES

     Net sales increased $9,071,000 to $63,416,000, or 16.7%, due to an increase in Steak n Shake's net sales. The increase of $9,075,000, or 18.1%, in net sales of Steak n Shake was due to the opening of 29 new units within the last year pursuant to the Company's expansion plan (non-same stores), partially offset by a 1.8% decrease in same store sales. The decrease in same store sales was attributable to a decrease of 4.2% in customer counts partially offset by a 2.4% increase in check average. Steak n Shake instituted price increases of 1.0% and 1.1% in March 1997 and October 1997, respectively. After excluding units in close proximity (generally three miles) to the new units opened during the periods, Steak n Shake same store sales decreased 0.5% from the prior year quarter. At December 17, 1997, 259 Steak n Shake restaurants, including 58 franchised, were being operated.

     Franchise fees increased $155,000 to $810,000, as a result of an increase in franchise royalties of $140,000 due to the opening of 9 Steak n Shake franchised units since the end of the first quarter of fiscal 1997 and an increase in initial and renewal franchise fees of $15,000. Three franchised units opened during the first quarter of 1998.

     Other revenues increased $344,000 to $944,000, primarily as a result of a $228,000 gain on the disposal of property in the first quarter of 1998 and higher rent income generated from the leasing of properties to franchisees.

COSTS AND EXPENSES

     Cost of sales increased $1,944,000, or 13.4%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 25.9% from 26.7%, primarily as a result of the higher mix of Company-operated restaurant cost of sales as compared to cost of sales for products sold to franchisees. Menu price increases and decreased pressures on food cost, in particular, dairy and beef costs, also contributed to the decrease in cost of sales.

     Restaurant operating costs increased $4,937,000, or 20.3%, principally due to higher labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of net sales, increased to 46.1% from 44.7%. The higher labor costs were the result of (i) an increase in the average rate per hour, due in part to increases in the minimum wage on September 1, 1997, (ii) decreased labor efficiency and
(iii) higher costs associated with recruiting and training unit level restaurant management arising from management turnover.

     General and administrative expenses increased $632,000 or 14.6%. As a percentage of revenues, general and administrative expenses decreased slightly to 7.6% from 7.8%. The increase in expenses was attributable to personnel related costs, which included costs for additional management support personnel in connection with the development of new restaurants.

     The $491,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1997.

     Rent expense increased $307,000, or 17.1%, as a result of sale and leaseback transactions since the beginning of fiscal 1997 involving twelve Company-owned properties and a net increase in the number of other leased properties.

     Marketing expense increased $338,000, or 20.3%. As a percentage of revenues, marketing expense increased slightly to 3.1% from 3.0%.

     The $69,000 increase in the amortization of pre-opening costs was attributable to the increase in the number of new Company-operated units opened during fiscal 1997 as compared to fiscal 1996.

     Interest expense decreased $158,000 due to decreased borrowings under the Company's revolving line of credit as a result of the proceeds from the equity offering in the fourth quarter of fiscal 1997, lower average costs of borrowing and the reduction in capital lease obligations, partially offset by a reduction in capitalized interest.

INCOME TAXES

     The Company's effective income tax rate decreased to 36.5% from 37.5% for the quarter ended December 18, 1996 and 36.9% for the year ended September 24, 1997. The decrease from the prior period and from fiscal 1997 resulted from lower state income taxes. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS

     Net earnings increased $695,000 to $3,924,000, or 21.5%, primarily as a result of the increase in Steak n Shake's operating earnings. Diluted earnings per share increased from $.16 to $.19.

LIQUIDITY AND CAPITAL RESOURCES

     Ten Steak n Shake restaurants, including three franchised units, were opened during the quarter ended December 17, 1997. Subsequent to the end of the first quarter, two Company-operated Steak n Shake restaurants were opened. Six additional units, including two franchised units, are currently under construction. For the quarter ended December 17, 1997, capital expenditures totaled $7,608,000 as compared to $15,268,000 for the comparable prior year period.

     On December 22, 1997, the Company completed the purchase of eight franchised Steak n Shake restaurants in southern Georgia and northwest Florida. With the recapture of these markets for Company-operated restaurants, the Company will pursue a more aggressive growth plan in the southeast, particularly in the Alabama, Georgia and Florida corridor.

     The Company's five year growth program for 1998 through 2002 calls for an annual increase of 20% in the number of Company-operated Steak n Shake restaurants. In addition to the 290 Company-operated units contemplated by this program, the Company will also expand its franchise system. The result would be nearly 600 systemwide Steak n Shake restaurants by the end of fiscal 2002, of which approximately 500 would be Company-operated. The Company intends to fund capital expenditures and meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties, bank borrowings, and the issuance of equity and/or debt securities.

     During the twelve weeks ended December 17, 1997, cash provided by operations totaled $4,973,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $1,367,000. During the twelve weeks ended December 18, 1996, cash provided by operations totaled $3,201,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $2,331,000.

     Net cash provided by financing activities for the twelve weeks ended December 17, 1997, totaled $1,071,000. Net borrowings under the Company's $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement") totaled $2,000,000 during the twelve weeks ended December 17, 1997. The proceeds from the borrowings were used, together with cash provided by operations, to fund the Company's current expansion plan. During the twelve weeks ended December 17, 1997, the Company borrowed $5,000,000 under its $50,000,000 ten-year Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"), the proceeds of which were utilized to refinance a like amount under the prior senior note agreement.

          As of December 17, 1997, the Company had borrowed $30,000,000 under the Senior Note Agreement. As of December 17, 1997, outstanding borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. The Revolving Credit Agreement extends to December 1998, with interest rates based on LIBOR plus 75 basis points or the prime rate, at the election of the Company. The amount outstanding under the Revolving Credit Agreement was $2,000,000 as of December 17, 1997. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things require the Company to maintain certain financial ratios.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Interim information is not required until the Company's fiscal year beginning October 1, 1998.

                             PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)  EXHIBITS

      (2)            Not applicable.

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

      4)   4.01      Specimen certificate representing Common Stock of
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

           4.07 Third Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated September 18, 1997. (Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 24, 1997).

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

      (99)          Not applicable.

      (b) REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 1998.


                                          CONSOLIDATED PRODUCTS, INC.
                                                 (Registrant)

                                          /s/    Gregory G. Fehr
                                          ----------------------------------
                                          By  Gregory G. Fehr
                                          Vice President and Controller
                                          On Behalf of the Registrant and as
                                          Principal Accounting Officer