Form 10-Q
period 1998-04-08
CONSOLIDATED PRODUCTS INC /IN/
filed 1998-05-22
CIK 93859

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE SIXTEEN WEEKS ENDED APRIL 8, 1998

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
Yes  X  No
    ---    ---



   Number of shares of Common Stock outstanding at May 6, 1998:  20,898,828







The Index to Exhibits is located at Page 14.                     Total Pages  24

                         CONSOLIDATED PRODUCTS, INC.

                                    INDEX

                                                                        Page No.
   PART I.  FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS

                    Consolidated Statements of Financial Position -
                     April 8, 1998 (Unaudited) and September 24, 1997       3

                    Consolidated Statements of Earnings (Unaudited)
                     Sixteen and Twenty-Eight Weeks Ended April 8, 1998
                     and April 9, 1997                                      4

                    Consolidated Statements of Cash Flows (Unaudited)
                     Twenty-Eight Weeks Ended April 8, 1998 and
                     April 9, 1997                                          5

                    Notes to Consolidated Financial Statements (Unaudited)  6

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                              8

            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                      12

   PART II. OTHER INFORMATION

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                       13

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       14

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                               APRIL 8,             SEPTEMBER 24,
                                                1998                    1997
                                            -------------           -------------
                                             (Unaudited)

ASSETS

CURRENT ASSETS
   Cash, including cash equiva-
     lents of $1,205,000 in 1998
     and $2,300,000 in 1997                 $   2,310,078           $   2,668,232
   Receivables                                  2,982,166               4,021,798
   Sale and leaseback properties
     under contract                             3,596,575                 885,000
   Inventories                                  4,278,792               4,592,570
   Deferred income taxes                        1,971,000               1,971,000
   Other current assets                         7,096,024               5,853,527
                                            -------------           -------------
   Total current assets                        22,234,635              19,992,127
                                            -------------           -------------

PROPERTY AND EQUIPMENT
   Land                                        45,182,089              41,085,184
   Buildings                                   41,064,803              38,814,164
   Leasehold improvements                      45,136,826              42,988,402
   Equipment                                   73,999,489              66,313,931
   Construction in progress                     6,423,737               9,998,783
                                            -------------           -------------
                                              211,806,944             199,200,464
   Less accumulated depreciation
     and amortization                         (60,640,261)            (56,360,238)
                                            -------------           -------------
   Net property and equipment                 151,166,683             142,840,226
                                            -------------           -------------

LEASED PROPERTY
   Leased property under capital
     leases, less accumulated amorti-
     zation of $9,479,022 in 1998
     and $9,722,025 in 1997                     2,423,519               2,710,269
   Net investment in direct
     financing leases                             997,300               1,208,032
                                            -------------           -------------
   Net leased property                          3,420,819               3,918,301
                                            -------------           -------------


OTHER ASSETS                                      487,049                 515,760
                                            -------------           -------------
                                            $ 177,309,186           $ 167,266,414
                                            -------------           -------------
                                            -------------           -------------


                                              APRIL 8,              SEPTEMBER 24,
                                                1998                     1997
                                            -------------           -------------
                                             (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                          $  12,320,158           $  14,253,267
  Accrued expenses                             21,209,238              22,101,998
  Current portion of senior note                  738,889                 738,889
  Current portion of obligations
    under capital leases                        1,349,528               1,380,249
                                            -------------           -------------
  Total current liabilities                    35,617,813              38,474,403
                                            -------------           -------------


DEFERRED INCOME TAXES                           1,205,000               1,205,000


OBLIGATIONS UNDER
  CAPITAL LEASES                                4,668,457               5,375,754

REVOLVING LINE OF CREDIT                        4,000,000                      --


SENIOR NOTE                                    28,522,222              29,261,111

SHAREHOLDERS' EQUITY
  Common stock -- $.50 stated value
    50,000,000 shares authorized --
    shares issued:  21,009,143 in 1998;
    20,867,475 in 1997                         10,504,572              10,433,738
  Additional paid-in capital                   92,369,516              91,143,921
  Retained earnings (deficit)                   3,380,492              (5,396,965)
  Less:  Unamortized value of
           restricted shares                   (1,340,957)             (1,839,982)
         Treasury stock -- at cost
           128,092 shares in 1998:
           114,574 shares in 1997              (1,617,929)             (1,390,566)
                                            -------------           -------------
  Total shareholders' equity                  103,295,694              92,950,146
                                            -------------           -------------
                                            $ 177,309,186           $ 167,266,414
                                            -------------           -------------
                                            -------------           -------------


SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                             SIXTEEN                      TWENTY-EIGHT
                                                           WEEKS ENDED                     WEEKS ENDED
                                                           -----------                     -----------
                                                      APRIL 8,       APRIL 9,        APRIL 8,       APRIL 9,
                                                        1998           1997           1998            1997
                                                   -------------  -------------  --------------  --------------
REVENUES
 Net sales                                         $  89,695,835  $  77,085,369  $  153,111,574  $  131,429,827
 Franchise fees                                          906,249        856,475       1,715,917       1,510,706
 Other - net                                             537,964        293,864       1,191,531         894,478
                                                   -------------  -------------  --------------  --------------
                                                      91,140,048     78,235,708     156,019,022     133,835,011
                                                   -------------  -------------  --------------  --------------

COSTS AND EXPENSES
 Cost of sales                                        22,788,429     20,247,950      39,234,300      34,749,641
 Restaurant operating costs                           41,658,671     34,679,456      70,884,030      58,967,529
 General and administrative                            7,550,247      6,737,437      12,383,997      11,077,257
 Depreciation and amortization                         3,772,832      3,204,835       6,501,527       5,448,827
 Rent                                                  3,004,731      2,499,334       4,967,954       4,301,347
 Marketing                                             2,810,291      2,363,132       4,811,825       4,027,100
 Amortization of pre-opening costs                     1,028,020      1,068,080       1,889,443       1,860,251
 Interest                                                847,266      1,192,229       1,487,469       1,990,599
                                                   -------------  -------------  --------------  --------------
                                                      83,460,487     71,992,453     142,160,545     122,422,551
                                                   -------------  -------------  --------------  --------------

EARNINGS BEFORE INCOME TAXES                           7,679,561      6,243,255      13,858,477      11,412,460

INCOME TAXES                                           2,805,000      2,440,000       5,060,000       4,380,000
                                                   -------------  -------------  --------------  --------------

NET EARNINGS                                       $   4,874,561  $   3,803,255  $    8,798,477  $    7,032,460
                                                   -------------  -------------  --------------  --------------
                                                   -------------  -------------  --------------  --------------


NET EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE:
  Basic                                            $         .23  $         .20  $          .42  $          .36
  Diluted                                          $         .23  $         .19  $          .42  $          .36

WEIGHTED AVERAGE SHARES
 AND EQUIVALENTS:
  Basic                                               20,848,680     19,310,600      20,808,107      19,267,789
  Diluted                                             21,239,253     19,667,476      21,191,487      19,626,725


 SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      TWENTY-EIGHT WEEKS ENDED
                                                     ---------------------------
                                                       APRIL 8,       APRIL 9,
                                                         1998           1997
                                                     ------------   ------------
OPERATING ACTIVITIES
 Net earnings                                        $  8,798,477   $  7,032,460
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                       6,517,279      5,448,827
    Amortization of pre-opening costs                   1,889,442      1,860,251
    Changes in receivables and inventories              1,364,350       (232,166)
    Changes in other assets                            (2,634,121)    (2,359,657)
    Changes in income taxes payable                      (376,153)       362,455
    Changes in accounts payable
     and accrued expenses                              (2,428,810)      (966,457)
    Gain on disposal of property                         (243,870)       (17,541)
                                                     ------------   ------------

 Net cash provided by operating activities             12,886,594     11,128,172
                                                     ------------   ------------

INVESTING ACTIVITIES
 Additions of property and equipment                  (21,200,909)   (30,475,123)
 Net proceeds from disposal of
  property and equipment                                4,139,563      7,085,952
                                                     ------------   ------------

 Net cash used in investing activities                (17,061,346)   (23,389,171)
                                                     ------------   ------------
FINANCING ACTIVITIES
 Principal payments on debt
  and capital lease obligations                        (6,281,227)    (5,500,575)
 Proceeds from long-term debt                           5,000,000      5,000,000
 Net proceeds from revolving line of credit             4,000,000     12,000,000
 Proceeds from equipment and property leases              393,529        398,686
 Lease payments on subleased properties                  (343,752)      (379,465)
 Cash paid in lieu of fractional shares                   (21,020)       (20,519)
 Proceeds from exercise of stock options                   53,547        175,855
 Proceeds from employee stock purchase plan             1,015,521        746,296
                                                     ------------   ------------

 Net cash provided by financing activities              3,816,598     12,420,278
                                                     ------------   ------------

 INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS       (358,154)       159,279
                                                     ------------   ------------

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         2,668,232        630,362
                                                     ------------   ------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  2,310,078   $    789,641
                                                     ------------   ------------
                                                     ------------   ------------


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

   In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of April 8, 1998, the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 8, 1998 and April 9, 1997 and the consolidated statements of cash flows for the twenty-eight weeks ended April 8, 1998 and April 9, 1997 have been included.

   The consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 8, 1998 and April 9, 1997 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 24, 1997.

SEASONAL ASPECTS

   The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

INTEREST AND INCOME TAXES PAID

   Cash payments for interest during the sixteen weeks ended April 8, 1998 and April 9, 1997 amounted to $946,000 and $1,646,000, respectively. Cash payments for income taxes during the sixteen weeks ended April 8, 1998 and April 9, 1997 amounted to $4,660,000 and $4,018,000, respectively.

SHAREHOLDERS' EQUITY

   The number of shares issued as of April 8, 1998 on the consolidated statement of financial position includes 4,150,088 shares which were distributed on December 26, 1997 pursuant to a five for four stock split declared on December 3, 1997 to shareholders of record on December 15, 1997.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for computing basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts have been presented, and where necessary, have been restated to conform to the requirements of Statement 128.

   Diluted earnings per common and common equivalent share is computed by dividing net earnings by the weighted average number of outstanding and common equivalent shares. Common equivalent shares include shares subject to purchase under stock options.

   Net earnings per common and common equivalent share and weighted average shares and equivalents for the sixteen and twenty-eight weeks ended April 9, 1997 have been restated to give effect to the five for four stock split declared on December 3, 1997 and distributed on December 26, 1997 to shareholders of record on December 15, 1997.

   The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                                SIXTEEN                     TWENTY-EIGHT
                                                              WEEKS ENDED                    WEEKS ENDED
                                                       ---------------------------   ---------------------------
                                                          APRIL 8,       APRIL 9,       APRIL 8,       APRIL 9,
                                                            1998           1997           1998           1997
                                                       ------------   ------------   ------------   ------------
Weighted average shares outstanding-Basic                20,848,680     19,310,600     20,808,107     19,267,789

   Share equivalents                                        390,573        356,876        383,380        358,936
                                                       ------------   ------------   ------------   ------------
   Weighted average shares and equivalents-Diluted       21,239,253     19,667,476     21,191,487     19,626,725
                                                       ------------   ------------   ------------   ------------
                                                       ------------   ------------   ------------   ------------


Net earnings for basic and diluted
  earnings per share computation                       $  4,874,561   $  3,803,255   $  8,798,477   $  7,032,460
                                                       ------------   ------------   ------------   ------------
                                                       ------------   ------------   ------------   ------------

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

RESULTS OF OPERATIONS

   The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

                                                                      SIXTEEN                    TWENTY-EIGHT
                                                                    WEEKS ENDED                   WEEKS ENDED
                                                               ---------------------         ---------------------
                                                               4/8/98         4/9/97         4/8/98         4/9/97
                                                               ------         ------         ------         ------
   REVENUES
     Net sales                                                   98.4%          98.5%          98.1%          98.2%
     Franchise fees                                               1.0            1.1            1.1            1.1
     Other, net                                                   0.6            0.4            0.8            0.7
                                                                -----          -----          -----          -----
                                                                100.0          100.0          100.0          100.0
                                                                -----          -----          -----          -----
   COSTS AND EXPENSES
     Cost of sales                                               25.4(1)        26.3(1)        25.6(1)        26.4(1)
     Restaurant operating costs                                  46.4(1)        45.0(1)        46.3(1)        44.8(1)
     General and administrative                                   8.3            8.6            7.9            8.3
     Depreciation and amortization                                4.1            4.1            4.2            4.1
     Rent                                                         3.3            3.2            3.2            3.2
     Marketing                                                    3.1            3.0            3.1            3.0
     Amortization of pre-opening costs                            1.1            1.4            1.2            1.4
     Interest                                                     1.0            1.5            0.9            1.5
                                                                -----          -----          -----          -----
                                                                 91.6           92.0           91.2           91.5
                                                                -----          -----          -----          -----

   EARNINGS BEFORE INCOME TAXES                                   8.4            8.0            8.8            8.5

   INCOME TAXES                                                   3.1            3.1            3.2            3.3
                                                                -----          -----          -----          -----

   NET EARNINGS                                                   5.3%           4.9%           5.6%           5.2%
                                                                -----          -----          -----          -----

   ------------------
   (1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF SIXTEEN WEEKS ENDED APRIL 8, 1998 TO SIXTEEN WEEKS ENDED APRIL 9, 1997

REVENUES
   Net sales increased $12,610,000 to $89,696,000, or 16.4%, due to an increase in Steak n Shake's net sales. The $12,671,000 increase, or 17.7%, in net sales of Steak n Shake was due to the opening of 34 new units within the last year pursuant to the Company's expansion plan (non-same stores) and a 1.0% increase in same store sales. The increase in same store sales was attributable to a 3.1% increase in check average partially offset by a 2.1% decrease in customer counts. Steak n Shake instituted price increases of 1.0%, 1.1%, and 1.0% in March 1997, October 1997, and March 1998,
respectively.

   Franchise fees increased $50,000 to $906,000, due to higher franchised unit sales volumes. Nine Steak n Shake franchised units were opened since the end of the second quarter of fiscal 1997 and one franchised unit was closed during the second quarter of fiscal 1998. On December 22, 1997, the Company completed the purchase of eight franchised Steak n Shake restaurants in southern Georgia and northwest Florida.

   Other revenues increased $244,000 to $538,000 primarily due to the inclusion of lease termination costs of approximately $487,000 in the prior year associated with the disposition of two leased properties.

COSTS AND EXPENSES
   Cost of sales increased $2,540,000, or 12.5%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 25.4% from 26.3%, primarily as a result of the higher level of Company-operated restaurant sales in relation to product sales to franchisees, which have a much higher cost of sales than restaurant sales, and menu price increases. These factors more than offset increases in food costs.

   Restaurant operating costs increased $6,979,000, or 20.1%, due to increased labor costs and other operating costs resulting primarily from the increased sales volume. Restaurant operating costs, as a percentage of net sales, increased to 46.4% from 45.0%. The higher labor costs were the result of an increase in the average hourly employee rate per hour, due in part to increases in the minimum wage on September 1, 1997, and higher costs associated with recruiting and training unit level restaurant management arising from new restaurant development and management turnover. The higher other operating costs were the result of an increase in repair and maintenance costs and supply costs.

   General and administrative expenses increased $813,000 or 12.1%. As a percentage of revenues, general and administrative expenses decreased to 8.3% from 8.6%. The increase in expenses was largely attributable to personnel costs related to additional staffing in connection with the development of new restaurants.

   The $568,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1997.

   Rent expense increased $505,000, or 20.2%, as a result of sale and leaseback transactions since the second quarter of fiscal 1997 involving eleven Company-owned properties and a net increase in the number of other leased properties, including the eight franchised Steak n Shake restaurants purchased in fiscal 1998.

   Marketing expense increased $447,000, or 18.9%. As a percentage of revenues, marketing expense increased to 3.1% from 3.0%.

   The $40,000 decrease in the amortization of pre-opening costs was attributable to the timing of the number of new Company-operated units opened during fiscal 1998 as compared to fiscal 1997.

   Interest expense decreased $345,000 due to decreased borrowings under the Company's revolving line of credit as a result of the paydown of this credit facility with the proceeds from an equity offering in the fourth quarter of fiscal 1997, partially offset by a reduction in capitalized interest.

INCOME TAXES
   The Company's effective income tax rate decreased to 36.5% from 39.1% for the quarter ended April 9, 1997 and from 36.9% for the year ended September 24, 1997. The decrease from the prior year and from fiscal 1997 resulted from lower state income taxes. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS
   Net earnings increased $1,071,000, or 28.2%, primarily as a result of the increase in Steak n Shake's operating earnings and lower interest expense and income taxes. Diluted earnings per share increased from $.19 to $.23.

COMPARISON OF TWENTY-EIGHT WEEKS ENDED APRIL 8, 1998 TO TWENTY-EIGHT WEEKS ENDED APRIL 9, 1997

REVENUES
   Net sales increased $21,682,000 to $153,112,000, or 16.5%, due to an increase in Steak n Shake's net sales. The increase of $21,746,000, or 17.8% in net sales of Steak n Shake was due to the opening of 34 new units pursuant to the Company's expansion plan (non-same stores), partially offset by a 0.2% decrease in same store sales. The decrease in same store sales was attributable to a decrease of 3.2% in customer counts partially offset by a 3.0% increase in check average. Steak n Shake instituted price increases of 1.0%, 1.1%, and 1.0% in March 1997, October 1997, and March 1998,
respectively. After excluding units in close proximity (generally three miles) to the new units opened during the periods, Steak n Shake same store sales increased 0.9% versus the prior year. At April 8, 1998, 263 Steak n Shake restaurants, including 49 franchised units, were being operated.

   Franchise fees increased $205,000 to $1,716,000, as a result of higher franchised unit sales volumes and an increase in initial and renewal franchise fees of $15,000. Nine Steak n Shake franchised units were opened since the end of the second quarter of fiscal 1997, including three in the first half of 1998, and one franchised unit was closed during the second quarter of fiscal 1998. On December 22, 1997, the Company completed the purchase of eight franchised Steak n Shake restaurants.

   Other revenues increased $297,000 primarily as a result of a $228,000 gain on the disposal of property in the first quarter of 1998 and the inclusion of lease termination costs of approximately $487,000 in the prior year associated with the disposition of two leased properties.

COSTS AND EXPENSES
   Cost of sales increased $4,485,000, or 12.9%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 25.6% from 26.4% primarily as a result of the higher level of Company-operated restaurant sales in relation to the cost of product sales to franchisees and menu price increases.

   Restaurant operating costs increased $11,916,000, or 20.2%, due to increased labor costs and other operating costs resulting primarily from the higher sales volume. Restaurant operating costs, as a percentage of net sales, increased to 46.3% from 44.8%. The higher labor costs were the result of an increase in the average hourly employee rate per hour, due in part to increases in the minimum wage on September 1, 1997, and higher costs associated with recruiting and training unit level restaurant management arising from new restaurant development and management turnover. The higher other operating costs were the result of an increase in repair and maintenance costs and supply costs.

   General and administrative expenses increased $1,307,000, or 11.8%. As a percentage of revenues, general and administrative expenses decreased to 7.9% from 8.3%. The increase in expenses was largely attributable to personnel costs related to additional staffing in connection with the development of new restaurants.

   The $1,053,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1997.

   Rent expense increased $667,000, or 15.5%, as a result of sale and leaseback transactions since the beginning of fiscal 1997 involving thirteen Company-owned properties and a net increase in the number of other leased properties, including the eight franchised Steak n Shake units purchased during fiscal 1998.

   Marketing expense increased $785,000, or 19.5%. As a percentage of revenues, marketing expense increased slightly to 3.1% from 3.0%.

   The $29,000 increase in the amortization of pre-opening costs was attributable to the timing of the number of new Company-operated units opened during fiscal 1998 as compared to fiscal 1997.

   Interest expense decreased $503,000 due to decreased borrowings under the Company's revolving line of credit as a result of the paydown of this credit facility with the proceeds from an equity offering in the fourth quarter of fiscal 1997, partially offset by a reduction in capitalized interest.

INCOME TAXES
   The Company's effective income tax rate decreased to 36.5% from 38.4% for the twenty-eight weeks ended April 9, 1997 and from 36.9% for the year ended September 24, 1997. The decrease from the prior year and from fiscal 1997 resulted from lower state income taxes. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS
   Net earnings increased $1,766,000, or 25.1%, primarily as a result of the increase in Steak n Shake's operating earnings and lower interest expense and income taxes. Diluted earnings per share increased from $.36 to $.42.

LIQUIDITY AND CAPITAL RESOURCES

   Twelve Company-operated Steak n Shake restaurants and three franchised Steak n Shake restaurants were opened during the twenty-eight weeks ended April 8, 1998. In addition, the Company completed the purchase of eight franchised Steak n Shake restaurants in southern Georgia and northwest Florida on December 22, 1997. Subsequent to the end of the second quarter, two franchised Steak n Shake restaurants were opened. Ten Company-operated units are currently under construction. For the twenty-eight weeks ended April 8, 1998, capital expenditures totaled $21,201,000 as compared to $30,475,000 for the comparable prior year period.

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

   During the twenty-eight weeks ended April 8, 1998, cash provided by operations totaled $12,887,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $4,140,000. During the twenty-eight weeks ended April 9, 1997, cash provided by operations totaled $11,128,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $7,086,000.

   Net cash provided by financing activities for the twenty-eight weeks ended April 8, 1998, totaled $3,817,000. Net borrowings under the Company's $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement") totaled $4,000,000 during the twenty-eight weeks ended April 8, 1998. The proceeds from these borrowings were used, together with cash provided by operations, to fund the Company's current expansion plan. During the twenty-eight weeks ended April 8, 1998, the Company borrowed $5,000,000 under its $50,000,000 ten-year Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"), the proceeds of which were utilized to refinance a like amount under the prior senior note agreement.

   Net cash provided by financing activities for the twenty-eight weeks ended April 9, 1997 totaled $12,420,000. Net borrowings under the Revolving Credit Agreement totaled $12,000,000 during the twenty-eight weeks ended April 9, 1997. The proceeds from these borrowings were used together with cash provided by operations, to fund the Company's expansion program. During the twenty-eight weeks ended April 9, 1997, the Company borrowed $5,000,000 under the Senior Note Agreement, the proceeds of which were utilized to refinance a like amount under the prior senior note agreement.

   As of April 8, 1998 the Company had outstanding $29,261,000 under the Senior Note Agreement. As of April 8, 1998 outstanding borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. The Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points or the prime rate, at the election of the Company. During the second quarter of fiscal 1998, the Company amended the Revolving Credit Agreement to extend the maturity date to December 1999. The amount outstanding under the Revolving Credit Agreement was $4,000,000 as of April 8, 1998. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things require the Company to maintain certain financial ratios.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 broadly defines start-up activities as those one-time activities that relate to, among other activities, the opening of a new facility. The Company's current policy is to capitalize pre-opening costs, which represent costs incurred before a new restaurant opens, and then amortize those costs from the opening date over a one-year period. At April 8, 1998, unamortized pre-opening costs were $1,491,000. Under the new requirements for reporting costs of start-up activities, companies will be required to expense start-up costs as incurred. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998. Upon adoption, the Company will be required to write-off the unamortized pre-opening cost balance as a cumulative change in accounting principle.

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

                    PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders of Consolidated Products, Inc. (the "Company") held February 11, 1998, the following actions were taken:

         1. Nine directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified, as follows:

                 Name                              Votes For       Abstentions
                 ----                              ---------       -----------
             S. Sue Aramian                        14,490,641        215,397
             Alva T. Bonda                         14,460,217        245,821
             Neal Gilliatt                         14,469,469        236,569
             Alan B. Gilman                        14,481,401        224,637
             E. W. Kelley                          14,476,053        229,985
             Charles E. Lanham                     14,488,132        217,906
             J. Fred Risk                          14,433,453        272,585
             John W. Ryan                          14,489,823        216,215
             James Williamson, Jr.                 14,487,600        218,438

         2. A proposal to approve the adoption of the Board of Directors of the Amendment to the Company's 1992 Employee Stock Purchase Plan was adopted by the vote of 14,370,244 shares FOR, 204,366 shares AGAINST and 131,428 shares ABSTAIN.

         3. A proposal to approve the adoption by the Board of Directors of the Company's 1998 Nonemployee Director Stock Option Plan was adopted by the vote of 14,244,138 shares FOR, 294,355 shares AGAINST and 167,545 shares ABSTAIN.

         4. A proposal to approve the adoption by the Board of Directors of the Amendment to the Company's Articles of Incorporation increasing the number of shares of Common Stock authorized to 50,000,000 shares was adopted by the vote of 13,995,558 shares FOR, 606,899 shares AGAINST and 103,581 shares ABSTAIN.

         5. A proposal to approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1998 was approved by the vote of 14,625,499 shares FOR, 8,344 shares AGAINST and 72,195 shares ABSTAIN.

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

                   3.05 Articles of Amendment to the Articles of Incorporation of Consolidated Products, Inc. dated May 8, 1998.

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

                   4.07 Third Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated September 18, 1997. (Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 24,
                          1997).

                   4.08 Fourth Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated February 9, 1998.

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

                   10.19 Amendment to Consolidated Products, Inc. 1992 Employee Stock Purchase Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 22, 1997 related to the 1998 Annual Meeting of Shareholders).

                   10.20 Consolidated Products, Inc. 1998 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 22, 1997 related to the 1998 Annual Meeting of Shareholders).

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

              (99)        Not applicable.

       (b)    REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the sixteen weeks ended April 8, 1998.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 21, 1998.

                                         CONSOLIDATED PRODUCTS, INC.
                                            (Registrant)

                                         /s/   Gregory G. Fehr
                                         ---------------------------------
                                         By Gregory G. Fehr
                                              Vice President and Controller
                                              On Behalf of the Registrant and as
                                              Principal Accounting Officer