Form 10-Q
period 1998-07-01
CONSOLIDATED PRODUCTS INC /IN/
filed 1998-08-17
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED JULY 1, 1998

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

     Number of shares of Common Stock outstanding at August 3, 1998: 20,971,803

The Index to Exhibits is located at Page 14.                    Total Pages 19

                         CONSOLIDATED PRODUCTS, INC.

                                   INDEX

                                                                                Page No.
                                                                                --------
PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                    Consolidated Statements of Financial Position -
                      July 1, 1998 (Unaudited) and September 24, 1997               3

                    Consolidated Statements of Earnings (Unaudited)
                      Twelve and Forty Weeks Ended July 1, 1998
                      and July 2, 1997                                              4

                    Consolidated Statements of Cash Flows (Unaudited)
                      Forty Weeks Ended July 1, 1998 and
                      July 2, 1997                                                  5

                    Notes to Consolidated Financial Statements (Unaudited)          6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                                      8

          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                              12

PART II.  OTHER INFORMATION

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                               13

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               14

                        PART I.  FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                            CONSOLIDATED PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                               JULY 1,        SEPTEMBER 24,
                                                1998               1997
                                            -------------     -------------
                                             (Unaudited)
ASSETS

CURRENT ASSETS
   Cash, including cash equiva-
    lents of $345,000 in 1998
    and $2,300,000 in 1997                  $   1,817,704     $   2,668,232
   Receivables                                  2,647,232         4,021,798
   Sale and leaseback properties
    under contract                             16,217,201           885,000
   Inventories                                  4,266,497         4,592,570
   Deferred income taxes                        1,971,000         1,971,000
   Other current assets                         6,474,312         5,853,527
                                            -------------     -------------
   Total current assets                        33,393,946        19,992,127
                                            -------------     -------------
PROPERTY AND EQUIPMENT
   Land                                        42,569,158        41,085,184
   Buildings                                   37,297,447        38,814,164
   Land and Leasehold improvements             42,083,033        42,988,402
   Equipment                                   76,861,465        66,313,931
   Construction in progress                     9,514,780         9,998,783
                                            -------------     -------------
                                              208,325,883       199,200,464
   Less accumulated depreciation
    and amortization                          (62,458,791)      (56,360,238)
                                            -------------     -------------
   Net property and equipment                 145,867,092       142,840,226
                                            -------------     -------------

LEASED PROPERTY
   Leased property under capital
    leases, less accumulated amorti-
    zation of $9,596,682 in 1998
    and $9,722,025 in 1997                      2,305,508         2,710,269
   Net investment in direct
    financing leases                              901,005         1,208,032
                                            -------------     -------------
   Net leased property                          3,206,513         3,918,301
                                            -------------     -------------

OTHER ASSETS                                      477,690           515,760
                                            -------------     -------------
                                            $ 182,945,241     $ 167,266,414
                                            -------------     -------------
                                            -------------     -------------

                                               JULY 1,        SEPTEMBER 24,
                                                1998               1997
                                            -------------     -------------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                          $ 14,224,951      $ 14,253,267
   Accrued expenses                            23,654,578        22,101,998
   Current portion of senior note                 738,889           738,889
   Current portion of obligations
   under capital leases                         1,348,263         1,380,249
                                            -------------     -------------
   Total current liabilities                   39,966,681        38,474,403
                                            -------------     -------------

DEFERRED INCOME TAXES                           1,205,000         1,205,000


OBLIGATIONS UNDER
   CAPITAL LEASES                               4,350,543         5,375,754


SENIOR NOTE                                    28,522,222        29,261,111

SHAREHOLDERS' EQUITY
   Common stock -- $.50 stated value
      50,000,000 shares authorized --
      shares issued:  21,090,109 in 1998;
      20,867,475 in 1997                       10,545,055        10,433,738
   Additional paid-in capital                  92,871,497        91,143,921
   Retained earnings (deficit)                  8,702,730        (5,396,965)
   Less:  Unamortized value of
      restricted shares                        (1,201,089)       (1,839,982)
      Treasury stock -- at cost
      147,960 shares in 1998:
      114,574 shares in 1997                   (2,017,398)       (1,390,566)
                                            -------------     -------------
   Total shareholders' equity                 108,900,795        92,950,146
                                            -------------     -------------
                                            $ 182,945,241     $ 167,266,414
                                            -------------     -------------
                                            -------------     -------------

SEE ACCOMPANYING NOTES.

                          CONSOLIDATED PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                                                        TWELVE                             FORTY
                                                      WEEKS ENDED                       WEEKS ENDED
                                             ---------------------------      -------------------------------
                                                JULY 1,        JULY 2,            JULY 1,           JULY 2,
                                                 1998           1997               1998              1997
                                             ------------   ------------      -------------     -------------
REVENUES
   Net sales                                 $ 71,246,080   $ 64,173,847      $ 224,357,654     $ 195,603,671
   Franchise fees                                 796,154        842,603          2,512,071         2,353,309
   Other - net                                    490,894        708,262          1,682,425         1,602,734
                                             ------------   ------------      -------------     -------------
                                               72,533,128     65,724,712        228,552,150       199,559,714
                                             ------------   ------------      -------------     -------------

COSTS AND EXPENSES
   Cost of sales                               17,935,118     16,732,165         57,169,418        51,481,806
   Restaurant operating costs                  32,311,190     28,599,552        103,195,220        87,567,081
   General and administrative                   5,257,739      4,954,117         17,641,736        16,031,364
   Depreciation and amortization                2,873,387      2,479,538          9,374,914         7,928,365
   Rent                                         2,377,515      2,020,523          7,345,469         6,321,870
   Marketing                                    2,225,075      2,011,481          7,036,900         6,038,581
   Amortization of pre-opening costs              660,946        812,072          2,550,389         2,672,323
   Interest                                       489,920        879,633          1,977,389         2,870,232
                                             ------------   ------------      -------------     -------------
                                               64,130,890     58,489,081        206,291,435       180,911,622
                                             ------------   ------------      -------------     -------------

EARNINGS BEFORE INCOME TAXES                    8,402,238      7,235,631         22,260,715        18,648,092
INCOME TAXES                                    3,080,000      2,680,000          8,140,000         7,060,000
                                             ------------   ------------      -------------     -------------
NET EARNINGS                                 $  5,322,238    $ 4,555,631      $  14,120,715     $  11,588,092
                                             ------------   ------------      -------------     -------------
                                             ------------   ------------      -------------     -------------
NET EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:
         Basic                               $        .25    $       .23      $         .68     $         .60
         Diluted                             $        .25    $       .23      $         .67     $         .59

WEIGHTED AVERAGE SHARES
   AND EQUIVALENTS:

         Basic                                 20,911,894     19,400,674         20,839,243        19,307,655
         Diluted                               21,326,798     19,707,885         21,232,080        19,651,074

SEE ACCOMPANYING NOTES.

                         CONSOLIDATED PRODUCTS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                       FORTY WEEKS ENDED
                                                ------------------------------
                                                    JULY 1,         JULY 2,
                                                     1997            1998
                                                --------------   -------------
OPERATING ACTIVITIES
 Net earnings                                   $   14,120,715   $  11,588,092

   Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
     Depreciation and amortization                   9,397,478       7,928,365
     Amortization of pre-opening costs               2,550,389       2,672,323
     Changes in receivables and
      inventories                                    1,740,956        (977,166)
     Changes in other assets                        (2,455,922)     (3,100,577)
     Changes in income taxes payable                 1,048,106       1,797,025
     Changes in accounts payable
     and accrued expenses                              497,448         886,804
     (Gain) Loss on disposal of
      property                                        (254,416)          2,932
                                                --------------   -------------
 Net cash provided by operating
  activities                                        26,644,754      20,797,798
                                                --------------   -------------

INVESTING ACTIVITIES
  Additions of property and equipment              (37,175,566)    (42,521,847)
  Net proceeds from disposal of
    property and equipment                          10,040,091      10,244,861
                                                --------------   -------------
   Net cash used in investing activities           (27,135,475)    (32,276,986)
                                                --------------   -------------

FINANCING ACTIVITIES
 Principal payments on debt
  and capital lease obligations                     (6,512,257)     (5,721,684)
 Proceeds from long-term debt                        5,000,000       5,000,000
 Net proceeds from revolving line
  of credit                                                 --      12,000,000
 Proceeds from equipment and property
  leases                                               550,507         552,200
 Lease payments on subleased properties               (511,098)       (571,164)
 Cash paid in lieu of fractional shares                (21,020)        (20,519)
 Proceeds from exercise of stock options               118,540         203,961
 Proceeds from employee stock purchase
  plan                                               1,015,521         746,296
                                                --------------   -------------
 Net cash (used in) provided by
      financing activities                            (359,807)     12,189,090
                                                --------------   -------------

INCREASE  (DECREASE) IN CASH AND CASH
EQUIVALENTS                                           (850,528)        709,902

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       2,668,232         630,362
                                                --------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    1,817,704   $   1,340,264
                                                --------------   -------------
                                                --------------   -------------

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

     In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of July 1, 1998, the consolidated statements of earnings for the twelve and forty weeks ended July 1, 1998 and July 2, 1997 and the consolidated statements of cash flows for the forty weeks ended July 1, 1998 and July 2, 1997 have been included.

     The consolidated statements of earnings for the twelve and forty weeks ended July 1, 1998 and July 2, 1997 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 24, 1997.

SEASONAL ASPECTS

     The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

INTEREST AND INCOME TAXES PAID

     Cash payments for interest during the forty weeks ended July 1, 1998 and July 2, 1997 amounted to $2,379,000 and $3,200,000, respectively. Cash payments for income taxes during the forty weeks ended July 1, 1998 and July 2, 1997 amounted to $7,389,000 and $5,265,000, respectively.

SHAREHOLDERS' EQUITY

     The number of shares issued as of July 1, 1998 on the consolidated statement of financial position includes 4,150,088 shares which were distributed on December 26, 1997 pursuant to a five for four stock split declared on December 3, 1997 to shareholders of record on December 15, 1997.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for computing basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts have been presented, and where necessary, have been restated to conform to the requirements of Statement No. 128.

     Diluted earnings per common and common equivalent share is computed by dividing net earnings by the weighted average number of outstanding and common equivalent shares. Common equivalent shares include shares subject to purchase under stock options.

     Net earnings per common and common equivalent share and weighted average shares and equivalents for the twelve and forty weeks ended July 2, 1997 have been restated to give effect to the five for four stock split declared on December 3, 1997 and distributed on December 26, 1997 to shareholders of record on December 15, 1997.

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                                   TWELVE                        FORTY
                                                                 WEEKS ENDED                  WEEKS ENDED
                                                        ---------------------------   --------------------------
                                                            JULY 1,        JULY 2,        JULY 1,       JULY 2,
                                                             1998           1997           1998          1997
                                                        ------------   ------------   ------------   -----------
   Weighted average shares outstanding-Basic              20,911,894     19,400,674     20,839,243    19,307,655
   Share equivalents                                         414,904        307,211        392,837       343,419
                                                        ------------   ------------   ------------   -----------
   Weighted average shares and equivalents-Diluted        21,326,798     19,707,885     21,232,080    19,651,074
                                                        ------------   ------------   ------------   -----------
                                                        ------------   ------------   ------------   -----------
   Net earnings for basic and diluted
    earnings per share computation                      $  5,322,238   $  4,555,631   $ 14,120,715   $11,588,092
                                                        ------------   ------------   ------------   -----------
                                                        ------------   ------------   ------------   -----------

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

                                                               TWELVE                             FORTY
                                                             WEEKS ENDED                       WEEKS ENDED
                                                       -----------------------           -----------------------
                                                       7/1/98           7/2/97           7/1/98           7/2/97
                                                       ------           ------           ------           ------
   REVENUES
      Net sales                                         98.2%            97.6%            98.2%            98.0%
      Franchise fees                                     1.1              1.3              1.1              1.2
      Other, net                                         0.7              1.1              0.7              0.8
                                                       ------           ------           ------           ------
                                                       100.0            100.0            100.0            100.0
                                                       ------           ------           ------           ------
   COSTS AND EXPENSES
      Cost of sales                                     25.2 (1)         26.1 (1)         25.5 (1)         26.3 (1)
      Restaurant operating costs                        45.4 (1)         44.6 (1)         46.0 (1)         44.8 (1)
      General and administrative                         7.2              7.5              7.7              8.0
      Depreciation and amortization                      4.0              3.8              4.1              4.0
      Rent                                               3.3              3.1              3.2              3.2
      Marketing                                          3.1              3.1              3.1              3.0
      Amortization of pre-opening costs                  0.9              1.2              1.1              1.3
      Interest                                           0.7              1.3              0.9              1.4
                                                       ------           ------           ------           ------
                                                        88.4             89.0             90.3             90.7
                                                       ------           ------           ------           ------

   EARNINGS BEFORE INCOME TAXES                         11.6             11.0              9.7              9.3

   INCOME TAXES                                          4.2              4.1              3.5              3.5
                                                       ------           ------           ------           ------

   NET EARNINGS                                          7.4%             6.9%             6.2%             5.8%
                                                       ------           ------           ------           ------
                                                       ------           ------           ------           ------

-----------------
     (1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF  TWELVE WEEKS ENDED JULY 1, 1998 TO  TWELVE WEEKS ENDED JULY 2,
1997

REVENUES

     Net sales increased $7,072,000 to $71,246,000, or 11.0%, due to an increase in Steak n Shake's net sales. The $7,889,000 increase, or 13.5%, in net sales of Steak n Shake was due to the opening of 56 new units within the last year pursuant to the Company's expansion plan (non-same stores) and a 1.3% increase in same store sales. The increase in same store sales was attributable to a 3.1% increase in check average partially offset by a 1.8% decrease in customer counts. Steak n Shake instituted price increases of approximately 1.0% in October 1997 and March 1998.

     Franchise fees decreased $46,000 to $796,000, due to a decrease in initial and renewal franchise fees of $80,000. Eleven Steak n Shake franchised units were opened since the beginning of the third quarter of fiscal 1997 and one franchised unit was closed during the second quarter of fiscal 1998. On December 22, 1997, the Company completed the purchase of eight franchised Steak n Shake restaurants in southern Georgia and northwest Florida.

     Other revenues decreased $217,000 due to the reclassification of certain transactions related to franchising activities.

COSTS AND EXPENSES

     Cost of sales increased $1,203,000, or 7.2%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 25.2% from 26.1%, primarily as a result of the higher level of Company-operated restaurant sales in relation to product sales to franchisees, which have a much higher cost of sales than restaurant sales, and menu price increases.

     Restaurant operating costs increased $3,712,000, or 13.0%, due to increased labor costs and other operating costs resulting primarily from the increased sales volume. Restaurant operating costs, as a percentage of net sales, increased to 45.4% from 44.6%. The higher labor costs were the result of an increase in the average hourly employee rate, due in part to increases in the minimum wage on September 1, 1997, and an increase in management labor. The higher other operating costs were primarily the result of an increase in repair and maintenance costs and utilities.

     General and administrative expenses increased $304,000 or 6.1%. As a percentage of revenues, general and administrative expenses decreased to 7.2% from 7.5%. The increase in expenses was largely attributable to personnel costs related to additional staffing in connection with the development of new restaurants.

     The $394,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1998

     Rent expense increased $357,000, or 17.7%, as a result of sale and leaseback transactions since the third quarter of fiscal 1997 involving twelve Company-owned properties and a net increase in the number of other leased properties, including the eight franchised Steak n Shake restaurants purchased in fiscal 1998.

     Marketing expense increased $214,000, or 10.6%. As a percentage of revenues, marketing expense remained constant at 3.1%.

     The $151,000 decrease in the amortization of pre-opening costs was attributable to the timing of the number of new Company-operated units opened during fiscal 1998 as compared to fiscal 1997.

     Interest expense decreased $390,000 due to decreased borrowings under the Company's revolving line of credit as a result of the paydown of this credit facility with the proceeds from an equity offering in the fourth quarter of fiscal 1997 and higher capitalized interest due to more units under construction in the third quarter of fiscal 1998.

INCOME TAXES

     The Company's effective income tax rate decreased to 36.7% from 37.0% for the quarter ended July 2, 1997 and from 36.9% for the year ended September 24, 1997. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS

     Net earnings increased $767,000, or 16.8%, primarily as a result of the increase in Steak n Shake's operating earnings and lower interest expense. Diluted earnings per share increased from $.23 to $.25.

COMPARISON OF  FORTY WEEKS ENDED JULY 1, 1998 TO  FORTY WEEKS ENDED JULY 2,
1997

REVENUES

     Net sales increased $28,754,000 to $224,358,000, or 14.7%, due to an increase in Steak n Shake's net sales. The increase of $30,510,000, or 17.3% in net sales of Steak n Shake was due to the opening of 70 new units pursuant to the Company's expansion plan (non-same stores) and a 0.3% increase in same store sales. The increase in same store sales was attributable to a 3.0% increase in check average partially offset by a decrease of 2.7% in customer counts. Steak n Shake instituted price increases of approximately 1.0% in March 1997, October 1997, and March 1998. After excluding units in close proximity (generally three miles) to the new units opened during the periods, Steak n Shake's same store sales increased 0.8% versus the prior year. At July 1, 1998, 271 Steak n Shake restaurants, including 51 franchised units, were being operated.

     Franchise fees increased $159,000 to $2,512,000, as a result of higher franchised unit sales volumes partially offset by lower initial franchise fees. Eleven Steak n Shake franchised units were opened since the beginning of the third quarter of fiscal 1997, including three in the first half of 1998, and one franchised unit was closed during the second quarter of fiscal 1998. On December 22, 1997, the Company completed the purchase of eight franchised Steak n Shake restaurants Initial franchise fees were $65,000 lower than the prior year due to fewer franchised units openings in fiscal 1998.

COSTS AND EXPENSES

     Cost of sales increased $5,688,000, or 11.0%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 25.5% from 26.3% primarily as a result of the higher level of Company-operated restaurant sales in relation to the cost of product sales to franchisees and menu price increases.

     Restaurant operating costs increased $15,628,000, or 17.8%, due to increased labor costs and other operating costs resulting primarily from the higher sales volume. Restaurant operating costs, as a percentage of net sales, increased to 46.0% from 44.8%. The higher labor costs were the result of an increase in the average hourly employee rate, due in part to increases in the minimum wage on September 1, 1997, and higher costs associated with recruiting and training unit level restaurant management arising from new restaurant development and management turnover. The higher other operating costs were the result of an increase in repair and maintenance, utility, and supply costs.

     General and administrative expenses increased $1,610,000, or 10.0%. As a percentage of revenues, general and administrative expenses decreased to 7.7% from 8.0%. The increase in expenses was largely attributable to personnel costs related to additional staffing in connection with the development of new restaurants.

     The $1,447,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1997.

     Rent expense increased $1,024,000, or 16.2%, as a result of sale and leaseback transactions since the beginning of fiscal 1997 involving eighteen Company-owned properties and a net increase in the number of other leased properties, including the eight franchised Steak n Shake units purchased during fiscal 1998.

     Marketing expense increased $998,000, or 16.5%. As a percentage of revenues, marketing expense increased slightly to 3.1% from 3.0%.

     The $122,000 decrease in the amortization of pre-opening costs was attributable to the timing of the number of new Company-operated units opened during fiscal 1998 as compared to fiscal 1997.

     Interest expense decreased $893,000 due to decreased borrowings under the Company's revolving line of credit as a result of the paydown of this credit facility with the proceeds from an equity offering in the fourth quarter of fiscal 1997, partially offset by a reduction in capitalized interest.

INCOME TAXES

     The Company's effective income tax rate decreased to 36.6% from 37.9% for the forty weeks ended July 2, 1997 and from 36.9% for the year ended September 24, 1997. The decrease from the prior year resulted from lower
state income taxes.    A valuation allowance against gross deferred tax
assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS

     Net earnings increased $2,533,000, or 21.9%, primarily as a result of the increase in Steak n Shake's operating earnings and lower interest expense and income taxes. Diluted earnings per share increased from $.59 to $.67.

LIQUIDITY AND CAPITAL RESOURCES

     Eighteen Company-operated Steak n Shake restaurants and five franchised Steak n Shake restaurants were opened during the forty weeks ended July 1, 1998. In addition, the Company completed the purchase of eight franchised Steak n Shake restaurants in southern Georgia and northwest Florida on December 22, 1997. Subsequent to the end of the third quarter, two Company-operated restaurants were opened. Sixteen Company-operated units and two franchised restaurants are currently under construction. For the forty weeks ended July 1, 1998, capital expenditures totaled $37,176,000 as compared to $42,522,000 for the comparable prior year period.

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

     During the forty weeks ended July 1, 1998, cash provided by operations totaled $26,645,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $10,040,000. At July 1, 1998, the Company had sale and leaseback properties under contract which, when closed, will generate more than $16,000,000 in proceeds. These proceeds will be used to finance the Company's expansion program. During the forty weeks ended July 2, 1997, cash provided by operations totaled $20,798,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $10,245,000.

     Net cash used in financing activities for the forty weeks ended July 1, 1998, totaled $360,000. There were no borrowings under the Company's $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement") at July 1, 1998 and September 24, 1997. During the forty weeks ended July 1, 1998, the Company borrowed $5,000,000 under its $50,000,000 ten-year Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"), the proceeds of which were utilized to refinance a like amount under the prior senior note agreement.

     Net cash provided by financing activities for the forty weeks ended July 2, 1997 totaled $12,189,000. Net borrowings under the Revolving Credit Agreement totaled $12,000,000 during the forty weeks ended July 2, 1997. The proceeds from these borrowings were used together with cash provided by operations, to fund the Company's expansion program. During the forty weeks ended July 2, 1997, the Company borrowed $5,000,000 under the Senior Note Agreement, the proceeds of which were utilized to refinance a like amount under the prior senior note agreement.

     As of July 1, 1998 the Company had outstanding $29,261,111 under the Senior Note Agreement. As of July 1, 1998 outstanding borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. The Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points or the prime rate, at the election of the Company. During the second quarter of fiscal 1998, the Company amended the Revolving Credit Agreement to extend the maturity date to December 1999. There were no borrowings outstanding under the Revolving Credit Agreement as of July 1, 1998. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things require the Company to maintain certain financial ratios.

YEAR 2000 ISSUE

     The Company has established a company-wide program to prepare our computer systems and applications for the Year 2000 issue. The Company is utilizing both internal and external resources to identify, modify and test the systems for Year 2000 compliance. The Company currently anticipates that business-critical systems will be replaced by new systems or reprogrammed and tested by mid 1999.

     Confirmations are being requested from our processing vendors and suppliers to certify that plans are being developed to address the Year 2000 problem. Information will also be provided to all franchisees regarding the potential risks associated with the Year 2000 problem. The Company intends to make every reasonable effort to assess Year 2000 readiness of our critical business partners and develop contingency plans.

     The Company currently believes that, with the purchase of new software or modifications to existing software, any internal Year 2000 compliance issues will be remedied in a timely manner and will not pose significant operational problems for the Company's computer systems as so modified and converted. The costs solely related to addressing Year 2000 compliance issues will not have a material effect on earnings or financial condition. However, unanticipated failures by third parties to successfully address Year 2000 issues (to the extent alternative replacement vendors are not available on a timely basis), as well as the Company's failure to execute its remediation efforts, could have a material adverse effect on earnings or financial condition.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 broadly defines start-up activities as those one-time activities that relate to, among other activities, the opening of a new facility. The Company's current policy is to capitalize pre-opening costs, which represent costs incurred before a new restaurant opens, and then amortize those costs from the opening date over a one-year period. At July 1, 1998, unamortized pre-opening costs were $1,918,000. Under the new requirements for reporting costs of start-up activities, companies will be required to expense start-up costs as incurred. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998. Upon adoption, the Company will be required to write-off the unamortized pre-opening cost balance as a cumulative change in accounting principle.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements include, but may not be limited to, the discussions of the Company's expansion strategy, franchising program, expectations concerning its future profitability and capital sources and needs. Investors in the Company's Common Stock are cautioned that reliance on any forward-looking statement involves risks and uncertainties, and that although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. The uncertainties in this regard include, but are not limited to, those identified above. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable until the Company's fiscal year beginning October 1, 1998.

                        PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no shareholder actions during the third quarter of 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------
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

                    3.05 Articles of Amendment to the Articles of Incorporation of Consolidated Products, Inc. dated May 8, 1998. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 8, 1998.)

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

                    4.08 Fourth Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated February 9, 1998. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 8, 1998).

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

          (99)             Not applicable.

     (b)  Reports on Form 8-K.
          --------------------
          No reports on Form 8-K were filed during the twelve weeks ended July 1, 1998.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1998.

                                       CONSOLIDATED PRODUCTS, INC.
                                          (Registrant)

                                       /s/ Gregory G. Fehr
                                       ---------------------------------------
                                       By  Gregory G. Fehr
                                            Vice President and Controller
                                            On Behalf of the Registrant and as
                                            Principal Accounting Officer