Form 10-K
period 1998-09-30
CONSOLIDATED PRODUCTS INC /IN/
filed 1998-12-21
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from . . . . . . .to . . . . . . .

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

                500 Century Building, 36 S. Pennsylvania Street
                        Indianapolis, Indiana 46204
                               (317) 633-4100
                (Address, including zip code, and telephone number,
          including area code, of registrant's principal executive offices)
              Securities registered pursuant to Sec. 12(b) of the Act:
                                                         Name of Exchange
           Title of Each Class                         on Which Registered
           -------------------                         -------------------
   Common Stock, par value $.50 per share            New York Stock Exchange

         Securities registered pursuant to Sec. 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of Common Stock held by persons not "affiliated" with the registrant, based on the closing price of the Common Stock as of December 10, 1998, was approximately $316,796,384.

The number of shares of Common Stock outstanding at December 10, 1998 was 21,086,099 (not adjusted for the five for four stock split declared in December
1998).

                    DOCUMENTS INCORPORATED BY REFERENCE

                                                   PARTS OF FORM 10-K INTO WHICH
IDENTITY OF DOCUMENT                                 DOCUMENT IS INCORPORATED

Registrant's Annual Report to Shareholders for           Parts II and IV
  fiscal year ended September 30, 1998

The definitive Proxy Statement to be filed with
  respect to the 1999 Annual Meeting of
  Shareholders of Registrant                                Part III

                                    PART I.

ITEM 1.   BUSINESS

GENERAL

The Company is engaged primarily in the ownership, operation and franchising of Steak n Shake restaurants through its wholly-owned subsidiary, Steak n Shake, Inc. Founded in 1934 in Normal, Illinois, Steak n Shake is one of the oldest restaurant chains in the country. As of September 30, 1998, Steak n Shake had 233 Company-operated restaurants and 51 franchised restaurants, located in 14 midwestern and southeastern states. Steak n Shake restaurants are generally open 24 hours a day, seven days a week, and in addition to the core menu, offer a breakfast menu during breakfast hours. During fiscal 1998, lunch and dinner sales accounted for approximately 36% and 44% of sales, respectively, while breakfast and late night sales accounted for 7% and 13% of sales, respectively.

THE STEAK N SHAKE CONCEPT

Management's key concept strategies are to:

CAPITALIZE ON DISTINCT MARKET NICHE. Steak n Shake occupies a distinct niche in the restaurant industry. The restaurants offer full-service dining with counter and dining room seating, as well as drive-thru and carry-out service. Counter and dining room sales represent approximately two-thirds of the sales mix while sales for off-premises dining represent approximately one-third of the sales mix. Unlike most fast-food restaurants, all food is freshly prepared, made-to-order in view of the customer and is served promptly on china with flatware and glassware by friendly wait staff. Steak n Shake's prices are considerably less than most casual dining concepts with an average check of approximately $5.25 per person in fiscal 1998, although the average check during the peak lunch and dinner hours was approximately $5.50 and $5.75, respectively. The Company believes that Steak n Shake offers a much more compelling value and higher quality level of core menu items than competitive fast-food and casual dining chains.

FOCUS ON CORE MENU ITEMS WHILE OFFERING VARIETY. For over 60 years, Steak n Shake's menu has featured core items which include Steakburgers, thin and crispy French fries and hand-dipped Milk Shakes. The Company believes that its focus on certain menu items has allowed it to serve consistent, high quality food which, in turn, has built brand loyalty with its customers. Menu items are prepared in accordance with the Company's strict specifications using high quality ingredients such as 100% pure U.S. beef, including cuts of T-bone, strip and sirloin steaks, in its steakburgers. Over the years, Steak n Shake has responded to changing customer tastes with greater menu variety without losing its focus or customer appeal, by making carefully planned menu additions such as a grilled chicken breast sandwich, beef and chicken taco salads, desserts and various homestyle soups and salads.

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

RESTAURANT DESIGN

Steak n Shake restaurants have a distinctive exterior appearance and interior decor. The exterior design of a Steak n Shake restaurant has the individual character of a branded logo, embracing building shape, awning detail, building graphics and pylon signage. The interior decor is reminiscent of the nostalgic diner era using chrome, glass, neon and tile in a contemporary manner. Food preparation takes place in view of the customer, as reflected by Steak n Shake's slogan, "In Sight It Must Be Right-Registered Trademark-". The kitchen area is designed to allow for efficiency of work flow, thereby minimizing the amount of space required.

All of the Steak n Shake restaurants are free-standing structures except for eight units, of which four are part of travel centers. Restaurants constructed prior to 1973 are similar in architectural style but differ in size resulting in seating capacities varying from 39 to 138 customers. Restaurants built since 1973 are generally 3,800 square feet in area and seat approximately 100 customers. The travel center units are located in complexes that typically include a fuel service area and a convenience store. These units are located on interstate highways and serve both the general traveler and truck traffic. The travel center unit exteriors and interiors are the same as those of the free-standing units.

EXPANSION STRATEGY

In fiscal 1992, the Company embarked upon a five-year Steak n Shake expansion program that contemplated the addition of 39 new Company-operated units by the end of fiscal 1997. By September 24, 1997, the Company had opened 100 new Company-operated restaurants. For fiscal year 1998, 33 Company-operated units were opened. In addition to the 33 new units, the Company purchased eight units in southern Georgia and northwest Florida from a franchisee.

The Company's five-year growth plan for fiscal 1999 through 2003 calls for increasing the numbers of new Company-operated Steak n Shake units by 290. In addition to the 290 Company-operated units planned in the five-year window, the Company will also very selectively expand its franchise system. The goal would be over 600 systemwide Steak n Shake restaurants by the end of fiscal 2003 of which over 500 would be Company-operated.

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

During fiscal 1998, the Company continued its market intensification efforts in core markets while Tampa, Florida; Chicago, Illinois; Jacksonville, Florida; Nashville, Tennessee; and Kansas City, Missouri saw increased penetration. New markets included Lexington, Kentucky; Columbus, Ohio; West Palm Beach, Florida; and Lansing, Michigan. In fiscal 1999, the Company will begin development in Madison, Wisconsin; Detroit, Michigan; Cleveland, Ohio; and the Broward-Dade County, Florida markets.

Another strategy is to link existing major Steak n Shake markets by developing Steak n Shake units along the connecting interstate highways. Since the beginning of fiscal 1995, 58 Company-operated and 20 franchised restaurants have been opened at locations along interstate highways.

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

The Company's Vice President of Real Estate and the real estate managers identify and research sites for review by the Company's senior management prior to final authorization for purchase or lease. Upon identification of a site, its success including the potential return on investment is assessed by utilization of financial models which evaluate the unit's projected sales and earnings. Management believes this detailed process, along with a critical approval path, ensures the management discipline and scrutiny necessary to acquire sites that have the most potential to meet the Company's required performance criteria.

RESTAURANT LOCATIONS

The following table lists, as of September 30, 1998, the locations of the 284 Steak n Shake restaurants and the number of units in each state and the number of units in each city if more than one unit:

   FLORIDA (48)            ILLINOIS (53)           INDIANA (56)            MISSOURI (52)
   Bradenton               Alton                   Anderson                Arnold
   Clearwater - 2          Aurora                  Avon                   *Branson
   Daytona Beach           Belleville              Bloomington - 3        *Cape Girardeau
   Gainesville -2          Bloomington - 2         Carmel - 2             *Columbia - 2
   Jacksonville - 2        Bradley                *Clarksville             Eureka
   Kissimmee               Carbondale              Columbus               *Farmington
   Lakeland - 3            Champaign               Elkhart                 Fenton
   Lake Buena Vista        Collinsville           *Evansville - 2          Festus
   Lake Mary               Danville - 2            Ft. Wayne - 3           Independence
   Largo                   Decatur - 2             Goshen                 *Jefferson City
   Merritt Island          DeKalb                  Greenwood - 2          *Joplin
   Ocala                   Downers Grove           Indianapolis - 20      *Poplar Bluff
   Orange City             East Peoria             Kokomo - 2             *Rolla
   Orlando - 9             Edwardsville            Lafayette - 2           St. Louis - 33
   Ormond Beach            Effingham               Lebanon                *Springfield - 4
   Oviedo                  Elgin                   Marion                  Sullivan
   Palm Coast              Fairview Heights        Merrillville
   Port Charlotte          Forsythe                Michigan City           GEORGIA (19)
   Port Richey             Galesburg               Mishawaka               Albany
   Sanford                 Glendale Heights        Muncie                 *Atlanta - 11
   Sarasota                Gurnee                  Noblesville            *Brunswick
   Spring Hill             Hoffman Estates         Plainfield              Columbus
   St. Petersburg -2      *Jacksonville            Richmond               *Dalton
   Stuart                  Joliet - 2              Schererville            Macon
   Tallahassee - 2         Lake In the Hills       Seymour                 Tifton
   Tampa - 5              *Lincoln                 South Bend              Valdosta
   West Melbourne          Marion                  Terre Haute             Warner Robins
   Wildwood                Mattoon                 Valparaiso
   Winterhaven             McHenry                                         TENNESSEE (11)
                           Moline                  MICHIGAN (10)          *Chattanooga - 2
   KENTUCKY (12)           Mt. Vernon              Battle Creek            Clarksville
  *Bowling Green           Naperville              Benton Harbor           Cleveland
  *Elizabethtown           Normal - 2              Grand Rapids - 3        Franklin
   Florence                O'Fallon                Holland                *Knoxville -2
   Frankfort               Pekin                   Kalamazoo               Murfreesboro
   Lexington               Peoria - 4              Lansing - 2             Nashville -3
  *Louisville - 4          Peru                    Portage
  *Owensboro              *Quincy                                          KANSAS (2)
   Paducah                 Rockford                NORTH CAROLINA (1)      Overland Park
   Richmond               *Springfield - 3        *Greensboro              Lawrence
                           Tinley Park
   OHIO (15)               Urbana 2                MISSISSIPPI (1)
   Cincinnati - 6                                 *Southaven
   Columbus - 2            IOWA (2)
   Dayton - 5              Davenport - 2
   Middletown
   Troy

   ARKANSAS(2)
  *Jonesboro
  *Little Rock

---------------------
* Franchised units.

RESTAURANT MANAGEMENT

The operations of the restaurants are the responsibility of the Senior Vice President of Operations and National General Manager, Vice President of Operations and Deputy National General Manager, eight division managers, forty district managers and the unit-level restaurant management teams.

The divisions and the number of units in each are as follows:

                                             NUMBER OF
                        DIVISION               UNITS
                        --------             ---------
                        Missouri                 47
                        Indiana                  49
                        Illinois                 48
                        Florida                  46
                        Michigan                  9
                        Ohio                     17
                        Tennessee                 9
                        Southeast                 8
                                                ---
                                                233
                                                ---

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

Recruiting and hiring programs have been intensified to seek the qualified people required to support the Company's aggressive growth plan. In order to develop the talented bench strength for continued internal promotions, people development is one of the highest priorities of the Company. Regular organization-wide evaluations of individual development progress are routinely conducted. As part of the Company's commitment to improving its standards of execution, emphasis is placed upon strengthening the skills and capabilities of each restaurant team through innovative selection, development, evaluation, and reward systems. Employees are encouraged to learn new skills to foster their professional growth and to create greater opportunities for advancement.

The college recruitment of talented young people to deliver the brand promise and to provide the future leadership to support our growth programs is also a major management priority. Initiatives are in place at selected Colleges, Universities and Technical Schools in Steak n Shake's markets to recruit, select and retain people who will lead our company into the next century. A cadre of recruiting professionals is in place to insure that the Steak n Shake opportunity is communicated to prospective candidates with the competitively desired inducements to join the Company.

The Company believes that offering competitive compensation, including incentive bonus plans tied to performance goals for all levels of restaurant management personnel, is important to attracting and retaining competent and highly motivated managers. Awards under the incentive bonus plan are based upon attainment of defined operating performance standards. Accelerated growth continues as one of the Company's attractions by providing many new opportunities for qualified employees to grow within the organization. The Employee Stock Purchase Plan also provides an attractive opportunity for employees to purchase shares of the Company's stock at a discounted price and without the cost of any brokerage fees. This provides an enhanced opportunity for employees to become shareholders of the Company, invest in its future and share in the growth through their own efforts.

TRAINING

Each restaurant team member participates in a formal training program that utilizes work station video presentations, training manuals, a scheduled evaluation process and recognition awards which signify proficiency in specific areas. This training process, which takes place within the restaurant, is continuously reinforced and monitored.

Steak n Shake's goal is to continue to develop strong restaurant management teams by providing carefully designed leadership training programs. Each geographic division designates specific restaurants where intensified on-the-job management training occurs under careful supervision by experienced restaurant managers. Restaurant managers are required to complete a comprehensive eight-week training program during which time they are instructed in subjects such as the standards of food quality and preparation, customer service and employee relations. Restaurant managers also are provided with video training presentations and operations manuals relating to food preparation, customer service standards, restaurant operation practices and Company procedures. During fiscal 1998, 693 individuals entered this training program, approximately 27% of whom were promoted from within the Company.

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

PURCHASING AND DISTRIBUTION CENTER OPERATIONS

Steak n Shake operates a distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce and dairy products) and restaurant supplies are delivered to 94 Company-operated and 15 franchised restaurants located in parts of the Midwest. The Company's semi-trailers have the capability to handle refrigerated and frozen products along with dry goods in the same delivery trip. The remaining Steak n Shake restaurants, located primarily in the Southeast and parts of the Midwest, obtain food products and supplies which meet the Company's quality standards and specifications from an independent distributor with locations in Tampa, Florida and Bloomington, Indiana.

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

RESTAURANT REPORTING

Systems and technology are essential for the management oversight needed to monitor Steak n Shake's high standards for quality and to achieve proper operating margins. Operational and financial controls are maintained through the use of point of sale systems in each restaurant, personal computers in the division offices and an automated data processing system at the corporate office. The management accounting system polls data from the point of sale system by way of local and wide area networks and generates daily reports of sales, sales mix, customer counts, check average, cash, labor and food cost. Inventories are taken of key products daily and of all products at the end of each four-week accounting period. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. The system is also utilized for financial and budget analysis, planning and analysis of sales by revenue center and product mix and labor utilization. New technology developments during 1998 included the roll out of a touch screen point-of-sale system connected to a personal computer located in the restaurant. Planned system developments include an upgrade of the Corporate office financial systems and additional enhancements, such as sales forecasting and labor scheduling systems. Cash is controlled through frequent deposits in local bank operating accounts followed by transfers to the principal corporate operating account.

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

Additional marketing activities designed to build brand awareness and loyalty, create new customer trials and introduce new products include quarterly free-standing newspaper inserts and seasonal in-store offerings centered around short-term, special promotions or product introductions. The fully integrated marketing program also utilizes menu clip-ons, table cards, ceiling danglers and signage. During fiscal 1998, the Company expended 3.1% of revenues on media and marketing materials.

FRANCHISING

GENERAL. The Company's franchising program is designed to extend its brand name recognition of Steak n Shake in areas where the Company has no current development plan, but yet serves the same general regions, and derives additional revenues without substantial investment by the Company. The Company contemplates the controlled addition of franchised restaurants over the next five years with a very selective screening standard.

As of September 30, 1998, the Company had 51 franchised Steak n Shake restaurants operated by 17 franchisees, located in Arkansas, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina and Tennessee. These restaurants are located in areas contiguous to markets in which there are Company-operated restaurants. Thirty-eight of the franchised units have been added since fiscal 1995. The Company currently has commitments from existing franchisees for the development of additional franchised restaurants. During fiscal 1998, the Company purchased eight franchised units in southern Georgia and northwest Florida previously operated by SNS Southern, Inc. of Tifton, Georgia. Subsequent to the end of fiscal 1998, the Company has purchased two additional franchised units in Arkansas and one franchised unit in Missouri.

PRINCIPAL FRANCHISEES. Steak n Shake's principal franchise relationship includes an agreement with Kelley Restaurants, Inc., for the development of a total of 5 additional Steak n Shake restaurants in the Charlotte, North Carolina market over the next three years. Kelley Restaurants, Inc. is controlled by E. W. Kelley, the Chairman of the Company.

APPROVAL. Franchisees undergo a selection process supervised by the Senior Vice President in charge of franchising, and requires final approval by senior management. Steak n Shake seeks franchisees with significant experience in the restaurant business who have demonstrated the financial and management capabilities required to develop and operate a franchised restaurant. The Company initially enters into an agreement with the franchisee for the development of one unit. After the franchisee has demonstrated the ability to operate that unit in accordance with Company standards, the Company will consider entering into a broader franchise relationship.

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

OPERATIONS. All franchised restaurants are required, pursuant to their respective franchise agreements, to serve Steak n Shake approved menu items.
In addition, although not required to do so, several franchisees purchase food, supplies and smallwares through Steak n Shake's distribution center, at Steak n Shake's cost, plus a markup to cover its cost of operation, including freight for delivery. Steak n Shake's point of sale systems are also available for purchase by franchisees. Access to these services enables franchisees to benefit from Steak n Shake's purchasing power and assists Steak n Shake in monitoring compliance with its standards and specifications for uniform quality. See "Purchasing and Distribution Center Operations".

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

FRANCHISING ASSISTANCE. In certain circumstances, the Company's financing subsidiary, SNS Investment Company, Inc., will assist qualified franchisees in financing the development of one or more franchised units by purchasing or leasing approved sites from third parties, constructing the restaurant and leasing or subleasing the finished facility to the franchisee. The lease terms and rentals, including a surcharge by the Company for administrative services, are negotiated based on prevailing real estate and construction rates in effect in the franchised area. Through September 30, 1998, seven restaurants had been financed through this subsidiary.

CONSOLIDATED SPECIALTY RESTAURANTS, INC. ("CSR")

CONCEPTS

CSR, a wholly-owned subsidiary of the Company, operates eleven theme restaurants located in Illinois and Indiana. Eight of these restaurants are steakhouses operated under the name of Colorado Steakhouse. The restaurant's design theme is reminiscent of a Colorado log cabin and gives the ambiance and atmosphere of a Rocky Mountain Lodge. The Colorado Steakhouse menu features steak and prime rib with limited non-beef alternatives, such as salmon, chicken and pork. The narrow menu offering was designed to permit greater attention to quality and consistency in both food and service. The average dinner check approximates $15. All of the CSR restaurants also offer alcoholic beverages, which represent approximately 13% of CSR's sales.

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

EMPLOYEES

As of September 30, 1998, the Company had approximately 14,000 employees, of which 13,325 were employed by Steak n Shake and 675 by CSR. None of the employees is represented by a collective bargaining agreement. Approximately two-thirds of the Company's hourly employees are part-time.

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

Steak n Shake currently has franchise operations in eight states -- Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina and Tennessee -- and is subject to certain federal and state laws controlling the offering and conduct of its franchise business in those states. In addition, the Company is subject to franchise registration requirements in several states in which it is now conducting or will in the future conduct its franchise business.

The federal Americans with Disabilities Act prohibits discrimination in public accommodations and employment on the basis of disability. The Company builds all new restaurants to standards which comply with the Act and has reviewed its employment policies and practices for compliance with the Act.

GEOGRAPHIC CONCENTRATION

During fiscal 1998, approximately 65% of the Company's net sales were derived from four markets: St. Louis, Missouri (21%); Indianapolis, Indiana (17%); central Florida (17%) and Chicago, Illinois (10%), respectively. As a result, the Company's results of operations may be materially affected by weather, economic or business conditions within these markets. Also, given the Company's present geographic concentration, adverse publicity relating to Steak n Shake restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

THE RESTAURANT INDUSTRY

Historically, the restaurant industry has been affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic factors and the type, number and location of competing restaurants. Although management believes that the Company has successfully responded to changes in the restaurant industry, in the future, factors such as inflation, increased food, labor and employee benefit costs and the lack of availability of experienced management personnel and hourly employees could adversely affect the restaurant industry in general and the Company's restaurants in particular.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, but may not be limited to, the discussions of the Company's expansion strategy, expectations concerning its future profitability, capital sources and needs, Year 2000 remedial efforts, marketing plans and franchising programs. Investors in the Common Stock are cautioned that reliance on any forward-looking statement involves risks and uncertainties, and that although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. The uncertainties in this regard include, but are not limited to, those identified above. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 2.   PROPERTIES

The Company currently leases 30,700 square feet of executive office space in Indianapolis, Indiana, under a lease expiring December 31, 2005.

STEAK N SHAKE, INC.

As of September 30, 1998, Steak n Shake operated 145 leased and 88 owned restaurants in Indiana, Illinois, Michigan, Missouri, Florida, Georgia, Iowa, Ohio, Kansas, Kentucky and Tennessee. Steak n Shake restaurant leases for land and building typically are noncancelable, have an initial term of 18 to 25 years and renewal terms aggregating twenty years or more and require Steak n Shake to pay real estate taxes, insurance and maintenance costs. Of these leases, 89 contain percentage of sales rental clauses in addition to base rent requirements.

Steak n Shake restaurants constructed prior to 1973 have a similar architectural style, seat 39 to 138 customers and occupy between 1,010 and 6,000 square feet. Restaurants built since 1973 are generally 3,800 square feet and seat approximately 100 customers.

Steak n Shake has lease obligations on 16 former restaurant locations in Georgia, Ohio, Illinois, and Kentucky, all of which have been subleased to others as of September 30, 1998. These obligations primarily relate to restaurant locations disposed of in the late 1970's, and the sublease rentals cover substantially all of the Company's obligations under the primary leases.

Steak n Shake also has a complex of three buildings located in Bloomington, Illinois, where it owns 38,900 square feet of warehouse space in two separate buildings, one of which has cold storage facilities, and leases a 26,300 square foot distribution center and division office facility. Steak n Shake also leases division offices in Orlando, Florida, St. Louis, Missouri, Franklin, Ohio, and Tallahasee, Florida and a division office and administrative facility in Indianapolis, Indiana. At September 30, 1998, Steak n Shake owns one restaurant location that has been leased to a third party. In addition, there were five restaurants under construction and the Company owned two parcels of land which are being held for future development.

CONSOLIDATED SPECIALTY RESTAURANTS, INC.

As of September 30, 1998, CSR operated eleven facilities in Illinois and Indiana, of which eight are leased facilities and three are owned. The leases for land and building are typically noncancelable agreements with initial terms of 10 to 15 years and three five-year renewal terms. All of the leases except two have percentage of sales rental clauses in addition to base rent requirements. The leases require CSR to pay real estate taxes, insurance and maintenance costs. These units have approximately 6,000 to 8,000 square feet and seat 150 to 225 customers. In addition, CSR has lease obligations on two former restaurants in Illinois and Indiana which have been, or will be, subleased to third parties.

SNS INVESTMENT COMPANY, INC.

SNS Investment Company, Inc. ("SIC"), a wholly-owned subsidiary of the Company, assists qualified franchisees with financing by purchasing or leasing land, constructing the restaurant and then leasing or subleasing the land and building to the franchisee. Where SIC leases the land and building as the primary lessee, the leases typically have an initial term of 18 years and renewal options aggregating 20 years or more and require SIC to pay real estate taxes, insurance and maintenance costs. As of September 30, 1998, SIC had seven land and building leases for properties located in Louisville and Elizabethtown, Kentucky; Chattanooga, Tennessee; Clarksville, Indiana; Columbia, Missouri and Little Rock, Arkansas upon which Steak n Shake restaurants are being operated by franchisees pursuant to sublease agreements. All lease and sublease agreements between SIC and its franchisees specifically include triple net lease provisions whereby the franchisee is responsible for all real estate taxes, insurance and maintenance costs. Subsequent to the end of fiscal 1998, the Company purchased the franchised unit in Little Rock, Arkansas and is now operating it.

RESTAURANT LEASE EXPIRATIONS

Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:

                                 NUMBER OF LEASES EXPIRING
                                 -------------------------
             PERIOD                SNS      CSR     SIC
             ------                ---      ---     ---
          1999 - 2003               4        0       0
          2004 - 2008              14        4       0
          2009 - 2013               4        2       0
          2014 - 2018               8        1       0
          2019 - 2023              16        0       0
          Beyond                   99        1       7
                                  ---        -       -
                                  145        8       7
                                  ---        -       -
                                  ---        -       -

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, positions held with the Company and its subsidiaries and the date on which service in such capacities began, of the executive officers of the Company and its subsidiaries:

     Name               Age   Position with Company                       Since
     ----               ---   ---------------------                       -----
E.W. Kelley(1)(2)        81   Chairman -
                                Consolidated Products, Inc.                1984
                                Steak n Shake, Inc.                        1984
                                Consolidated Specialty Restaurants, Inc.   1990
S. Sue Aramian(1)(3)     66   Vice Chairwoman -
                                Consolidated Products, Inc.                1990
                                Steak n Shake, Inc.                        1990
                                Consolidated Specialty Restaurants, Inc. 1990 Secretary -
                                Consolidated Products, Inc.                1995
                                Steak n Shake, Inc.                        1995
                                Consolidated Specialty Restaurants, Inc.   1995
Alan B. Gilman(1)(2)     68   President and Chief Executive Officer -
                                Consolidated Products, Inc.                1992
                                Steak n Shake, Inc.                        1992
                                Vice Chairman -
                                Consolidated Specialty Restaurants, Inc.   1992
James W. Bear(3)         53   Senior Vice President, Administration and
                              Finance and Treasurer -
                                Consolidated Products, Inc.                1991
                                Steak n Shake, Inc.                        1991
                                Consolidated Specialty Restaurants, Inc.   1993
Kevin F. Beauchamp       41   Vice President -
                                Consolidated Products, Inc.                1993
                              Vice President and Deputy National
                              General Manager -
                                Steak n Shake, Inc.                        1997
B. Charlene Boog         66   Associate Vice President
                                Consolidated Products, Inc.                1997
Kevin E. Dooley          55   Vice President -
                                Steak n Shake, Inc.                        1993
                                Consolidated Specialty Restaurants, Inc.   1993
Gregory G. Fehr          36   Vice President and Controller -
                                Consolidated Products, Inc.                1997
                                Steak n Shake, Inc.                        1997
                                Consolidated Specialty Restaurants, Inc.   1997
Duane E. Geiger          36   Vice President and Assistant Treasurer -
                                Consolidated Products, Inc.                1995
Robert L. Grimm(3)       46   Vice President -
                                Consolidated Products, Inc.                1997

William H. Hart          49   Vice President -
                                Steak n Shake, Inc.                        1991
                                Consolidated Specialty Restaurants, Inc.   1990
Mary H. Ham              50   Vice President, General Counsel and
                                Associate Secretary -
                                Consolidated Products, Inc.                1995
                                Steak n Shake, Inc.                        1995
                                Consolidated Specialty Restaurants, Inc.   1995

Gary T. Reinwald         50   Senior Vice President -
                                Consolidated Products, Inc.                1991
                              Senior Vice President and National
                              General Manager -
                                Steak n Shake, Inc.                        1983
James E. Richmond        60   Vice President -
                                Consolidated Products, Inc.                1986
                                Steak n Shake, Inc.                        1986
                                Consolidated Specialty Restaurants, Inc.   1996
Gary S. Walker           38   Senior Vice President -
                                Consolidated Products, Inc.                1998
                                Steak n Shake, Inc.                        1998
                                Consolidated Specialty Restaurants, Inc.   1998
Victor F. Yeandel        42   Vice President -
                                Consolidated Products, Inc.                1995

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

Ms. Boog was elected Associate Vice President in 1997. Prior thereto, she served as Assistant Vice President and Assistant Secretary from 1991 to 1997.

Mr. Dooley joined Steak n Shake and CSR as Vice President in 1993 and is responsible for engineering and construction. Prior thereto and since 1991, Mr. Dooley was a Director of Engineering with Wendys, Inc.

Mr. Fehr joined the Company as Vice President and Controller in April 1997. From 1993 to 1997, Mr. Fehr served in various controllership functions for Fruehauf Trailer Corporation, lastly as Vice President - Corporate Controller.

Mr. Geiger was appointed Vice President, Information Systems, Financial Planning and Audit in 1995. From 1993 to 1995, Mr. Geiger served as Director of Financial Planning and Audit and Assistant Treasurer for the

Company. Prior to such time, Mr. Geiger served in various capacities at Ernst & Young LLP, over a period of eight years, and ultimately served as a Manager.

Mr. Grimm joined the Company as Vice President - Human Resources in November 1997. For the previous twelve years, Mr. Grimm was an executive with May Department Stores Company. Lastly, he served as Corporate Vice President, Executive Development and Training.

Mr. Hart has been Vice President, Purchasing of Steak n Shake and CSR since 1991 and was Vice President of Operations of CSR from 1990 to 1991

Ms. Ham was appointed Vice President in December 1996, General Counsel in 1995 and Associate Secretary in 1994. From 1994 to 1995, Ms. Ham served as the Company's Associate General Counsel for Real Estate and Franchising. From 1992 to 1994, Ms. Ham served as Associate City Attorney for the city of South Bend, Indiana

Mr. Reinwald was appointed Senior Vice President, Operations and National General Manager of Steak n Shake, Inc. in December 1996. Prior thereto, Mr. Reinwald was Vice President, Operations and National General Manager of Steak n Shake since 1983, and served in various capacities in the Company for 19 years prior to that date.

Mr. Richmond joined the Company as Vice President in 1986 and is responsible primarily for real estate.

Mr. Walker joined the Company as Senior Vice President in 1998 and is responsible for franchising, purchasing and distribution and legal matters and the general management of Consolidated Specialty Restaurants, Inc. From 1994 to 1998, Mr. Walker was Vice President of Marketing - Home Care Division for DowBrands L.P. Prior thereto, Mr. Walker served in various brand management positions with The Proctor & Gamble Company.

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

                                  1998(1)                     1997(1)(2)
                         ------------------------------------------------------
                            HIGH           LOW            HIGH          LOW
                            ----           ---            ----          ---
 First Quarter           $ 16 1/2(2)    $ 15 1/16(2)   $ 13 11/16     $ 11 5/16

 Second Quarter          $ 19 3/4       $ 15 3/4       $ 14 7/8       $ 12 1/8

 Third Quarter           $ 21 7/16      $ 18 9/16      $ 14 7/8       $ 11 3/8

 Fourth Quarter          $ 21 1/4       $ 15 1/2       $ 15 5/8       $ 13 3/8


(1) THE SALES PRICES HAVE NOT BEEN ADJUSTED TO REFLECT THE FIVE FOR FOUR STOCK SPLIT DECLARED IN DECEMBER 1998.

(2) THE SALES PRICES HAVE BEEN ADJUSTED TO REFLECT THE FIVE FOR FOUR STOCK SPLIT DECLARED IN DECEMBER 1997.


Subsequent to the fiscal year end, a five for four stock split was declared on December 1, 1998, distributable on December 28, 1998 to shareholders of record on December 14, 1998. This information has not been restated to reflect this stock split.

During fiscal 1998, the Company issued an aggregate of 23,794 shares of Common Stock (not adjusted for the five for four stock split declared in December
1998) pursuant to the exercise of options under its Non-Employee Director Stock Option Plans. The shares were issued in exchange for the payment of the option price specified in the Plans, which in each case was the fair market value of the Common Stock on the date of the grant of the options. The sale of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof, as the offering was made only to those persons serving on the Board of Directors of the Company who were not employees of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 1998 Annual Report under "Selected Financial and Operating Data," at page 12 (page 30 in Exhibit 13), are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The portions of the Company's 1998 Annual Report, at pages 13-17, (pages 31-35 in Exhibit 13), constitute management's discussion and analysis of results of operations and financial condition and are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At September 30, 1998, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries, listed in Item 14 (a) 1 and included in the Company's 1998 Annual Report at pages 18-21 (Consolidated Statements of Earnings, Consolidated Statements of Financial Position, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders' Equity) and pages 22-28 (Notes to Consolidated Financial Statements) (together, pages 36-46 in Exhibit 13), and the Report of Independent Auditors set forth in the Company's 1998 Annual Report at page 29 (page 48 in Exhibit 13), are incorporated herein by reference.

Information on quarterly results of operations, set forth in the Company's 1998 Annual Report under "Quarterly Financial Data (Unaudited)," at page 28 (page 47 in Exhibit 13), is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference. Information relating to the Company's executive officers is set forth at pages 14-16 of this Form 10-K under "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The information included under the captions "Compensation of Directors", "Compensation of Executive Officers", "Summary Compensation Table", "Stock Option Grants in Fiscal 1998", "Aggregated Stock Option Exercises in Fiscal 1998 and Fiscal Year End Option Values", "Long Term Incentive Plan - Awards in Last Fiscal Year", "Report of the Executive Committee" and "Company Performance" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Management Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

                                       PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

     1.   FINANCIAL STATEMENTS.    The following table sets forth the financial
          statements filed as a part of this report:

          Consolidated Statements of Financial Position at September 30, 1998 and September 24, 1997

          For the years ended September 30, 1998, September 24, 1997 and September 25, 1996:
          -    Consolidated Statements of Earnings
          -    Consolidated Statements of Cash Flows
          -    Consolidated Statements of Shareholders' Equity

          Notes to Consolidated Financial Statements

          Report of Independent Auditors


     2.   FINANCIAL STATEMENT SCHEDULES.

          All schedules for the years ended September 30, 1998, September 24, 1997 and September 25, 1996 have been omitted for the reason that they are not required or are not applicable, or the required information is set forth in the financial statements or notes thereto.

     3. EXHIBITS. The following exhibits are filed as a part of this Annual Report on Form 10-K.

     (2)         No exhibit.

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

          4.07 Third Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis N.A. effective September 18, 1997. (Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 24, 1997.)

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

     (11)        No exhibit.

     (12)        No exhibit.

     (13) Annual Report to Shareholders for the Year Ended September 30, 1998 (portions incorporated by reference into this Form 10-K.)

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 1998.

                                         CONSOLIDATED PRODUCTS, INC.

                                         By: /s/ James W. Bear
                                             ---------------------------
                                             James W. Bear
                                             Senior Vice President and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 18, 1998.


/s/ E. W. Kelley              Director
-------------------------
E. W. Kelley

/s/ S. Sue Aramian            Director
-------------------------
S. Sue Aramian

/s/ Alan B. Gilman            President, Chief Executive Officer and Director
-------------------------     (Principal Executive Officer)
Alan B. Gilman

/s/ James W. Bear             Senior Vice President and Treasurer
-------------------------     (Principal Financial Officer)
James W. Bear

/s/ Gregory G. Fehr           Vice President and Controller
-------------------------     (Principal Accounting Officer)
Gregory G. Fehr

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

/s/ Charles E. Lanham         Director
-------------------------
Charles E. Lanham

/s/ J. Fred Risk              Director
-------------------------
J. Fred Risk

/s/ Dr. John W. Ryan          Director
-------------------------
Dr. John W. Ryan

/s/ James Williamson, Jr.     Director
-------------------------
James Williamson, Jr.

                   CONSOLIDATED PRODUCTS INC. AND SUBIDIARIES

                               Index to Exhibits

     NUMBER      DESCRIPTION
     ------      -----------
(2)              No Exhibit.

(3)  3.01        Articles of Incorporation of Consolidated Products, Inc.
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

     4.07 Third Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis N.A. effective September 18, 1997. (Incorporated by reference to the Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 24, 1997.)

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

(11)             No exhibit.

(12)             No exhibit.

(13) Annual Report to Shareholders for the Year Ended September 30, 1998 (portions incorporated by reference into this Form 10-K.)

(16)             No exhibit.

(18)             No exhibit.

(19)             No exhibit.

(21) 21.01       Subsidiaries of the Registrant.

(22)             No exhibit.

(23) 23.01       Consent of Ernst & Young LLP.

(24)             No exhibit.

(27) 27.01       Financial Data Schedule.

(99)             No exhibit.