Form 10-Q
period 1998-12-23
CONSOLIDATED PRODUCTS INC /IN/
filed 1999-02-05
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED DECEMBER 23, 1998

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

  Number of shares of Common Stock outstanding at January 29, 1999: 26,475,856













The Index to Exhibits is located at Page 12.                    Total Pages 16

                           CONSOLIDATED PRODUCTS, INC.

                                      INDEX

                                                                                        Page No.
                                                                                        --------
PART I.     FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS
                     Consolidated Statements of Financial Position -
                        December 23, 1998 (Unaudited) and September 30, 1998                3

                     Consolidated Statements of Earnings (Unaudited)
                        Twelve Weeks Ended December 23, 1998 and December 17, 1997          4

                     Consolidated Statements of Cash Flows (Unaudited)
                        Twelve Weeks Ended December 23, 1998 and December 17, 1997          5

                     Notes to Consolidated Financial Statements (Unaudited)                 6

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                    8

            ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                                     11

PART II.    OTHER INFORMATION

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  12

                          PART I. FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                           CONSOLIDATED PRODUCTS, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                          DECEMBER 23,       SEPTEMBER 30,
                                             1998                 1998
                                          ------------       -------------
                                          (Unaudited)
ASSETS:
CURRENT ASSETS
   Cash, including cash equiva-
    lents of $8,215,000 in 1999
    and $12,235,000 in 1998              $   9,568,703      $  13,655,043
   Short term investments                    5,985,758          4,971,169
   Receivables                               3,539,664          3,740,303
   Properties under sale and
     leaseback contract                      3,422,077          7,025,867
   Inventory                                 4,538,710          4,438,425
   Deferred income taxes                     1,135,000          1,135,000
   Other current assets                      6,790,261          5,406,682
                                         -------------      -------------
   Total current assets                     34,980,173         40,372,489
                                         -------------      -------------

PROPERTY AND EQUIPMENT
   Land                                     40,712,636         38,621,688
   Buildings                                39,239,663         36,001,904
   Leasehold improvements                   44,587,285         43,275,522
   Equipment                                86,370,706         80,670,817
   Construction in progress                  9,749,918         12,356,650
                                         -------------      -------------
                                           220,660,208        210,926,581
   Less accumulated depreciation
    and amortization                       (67,091,982)       (64,588,300)
                                         -------------      -------------
   Net property and equipment              153,568,226        146,338,281
                                         -------------      -------------

LEASED PROPERTY
   Leased property under capital
    leases, less accumulated amorti-
    zation of $8,187,236 in 1999
    and $8,084,607 in 1998                   2,086,003          2,188,983
   Net investment in direct
    financing leases                           685,093            779,061
                                         -------------      -------------
   Net leased property                       2,771,096          2,968,044
                                         -------------      -------------


OTHER ASSETS                                   586,059            502,066
                                         -------------      -------------
                                         $ 191,905,554      $ 190,180,880
                                         =============      =============

                                                                   DECEMBER 23,       SEPTEMBER 30,
                                                                       1998               1998
                                                                  -------------       -------------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
   Accounts payable                                               $  14,196,929       $  15,093,193
   Accrued expenses                                                  19,643,784          22,055,329
   Current portion of senior note                                     1,305,794           1,305,794
   Current portion of obligations
     under capital leases                                             1,337,870           1,309,345
                                                                  -------------       -------------
   Total current liabilities                                         36,484,377          39,763,661
                                                                  -------------       -------------
DEFERRED INCOME TAXES
   AND CREDITS                                                        4,171,611           3,851,091

OBLIGATIONS UNDER
   CAPITAL LEASES                                                     3,681,434           3,999,948

SENIOR NOTE                                                          27,216,429          27,216,429

SHAREHOLDERS' EQUITY
   Common stock -- $.50 stated value,
     50,000,000 shares authorized --
     shares issued:  26,526,457 in 1999;
     26,491,497 in 1998                                              13,263,229          13,245,749
   Additional paid-in capital                                        92,514,325          92,350,819
   Retained earnings                                                 18,986,612          14,284,714
   Less:  Unamortized value of
                restricted shares                                    (2,010,030)         (2,272,340)
          Treasury stock -- at cost
                169,752 shares in 1999;
                163,048 shares in 1998                               (2,402,433)         (2,259,191)
                                                                  -------------       -------------
   Total shareholders' equity                                       120,351,703         115,349,751
                                                                  -------------       -------------
                                                                  $ 191,905,554       $ 190,180,880
                                                                  -------------       -------------
                                                                  -------------       -------------

SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                         TWELVE WEEKS ENDED
                                                 ------------------------------------
                                                    DECEMBER 23,         DECEMBER 17,
                                                       1998                  1997
                                                 ---------------       ---------------
REVENUES:
  Net sales                                      $    77,867,282       $    63,415,741
  Franchise fees                                         704,361               809,668
  Other, net                                             439,782               653,567
                                                 ---------------       ---------------
                                                      79,011,425            64,878,976
                                                 ---------------       ---------------

COSTS AND EXPENSES:
  Cost of sales                                       19,882,043            16,445,871
  Restaurant operating costs                          36,434,450            29,225,359
  General and administrative                           5,617,372             4,833,751
  Depreciation and amortization                        3,060,077             2,728,695
  Rent                                                 2,941,090             1,963,223
  Marketing                                            2,228,900             2,001,534
  Amortization of pre-opening costs                      882,441               861,423
  Interest                                               533,841               640,204
                                                 ---------------       ---------------
                                                      71,580,214            58,700,060
                                                 ---------------       ---------------

EARNINGS BEFORE INCOME TAXES                           7,431,211             6,178,916

INCOME TAXES                                           2,710,000             2,255,000
                                                 ---------------       ---------------

NET EARNINGS                                     $     4,721,211       $     3,923,916
                                                 ===============       ===============


NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
    Basic                                        $           .18       $           .15
    Diluted                                      $           .18       $           .15

WEIGHTED AVERAGE SHARES
  AND EQUIVALENTS:
    Basic                                             26,337,080            25,942,511
    Diluted                                           26,748,963            26,409,749



SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                TWELVE WEEKS ENDED
                                                          ------------------------------
                                                           DECEMBER 23,     DECEMBER 17,
                                                              1998              1997
                                                          -------------     ------------
OPERATING ACTIVITIES:
  Net earnings                                            $  4,721,211      $  3,923,916
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation and amortization                        3,060,077         2,728,695
        Amortization of pre-opening costs                      882,441           861,423
        Gain on disposal of property                            (7,143)         (239,369)
        Changes in receivables and inventories                  54,681         1,907,006
        Changes in other assets                             (2,110,391)       (2,371,955)
        Changes in income taxes payable                      2,399,891         1,209,680
        Changes in accounts payable
          and accrued expenses                              (5,726,777)       (3,046,038)
                                                          ------------      ------------

  Net cash provided by operating activities                  3,273,990         4,973,358
                                                          ------------      ------------

INVESTING ACTIVITIES:
  Additions of property and equipment                      (12,346,745)       (7,607,579)
  Purchase of short term investments                        (1,000,000)             --
  Net proceeds from sale/leasebacks and
    other disposals                                          6,126,337         1,366,816
                                                          ------------      ------------
  Net cash used in investing activities                     (7,220,408)       (6,240,763)
                                                          ------------      ------------

FINANCING ACTIVITIES:
  Principal payments on debt
    and capital lease obligations                             (203,465)       (5,967,282)
  Proceeds from long-term debt                                    --           5,000,000
  Net proceeds from revolving line of credit                      --           2,000,000
  Lease payments on subleased properties                      (113,064)         (118,584)
  Cash dividends paid in lieu of fractional shares             (19,313)          (21,020)
  Proceeds from equipment and property leases                  158,174           171,841
  Proceeds from exercise of stock options                       37,746             6,185
                                                          ------------      ------------

  Net cash (used in) provided by financing activities         (139,922)        1,071,140
                                                          ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                       (4,086,340)         (196,265)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              13,655,043         2,668,232
                                                          ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  9,568,703      $  2,471,967
                                                          ============      ============


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

   In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of December 23, 1998, the consolidated statements of earnings for the twelve weeks ended December 23, 1998 and December 17, 1997 and the consolidated statements of cash flows for the twelve weeks ended December 23, 1998 and December 17, 1997 have been included. Certain amounts in the prior year unaudited consolidated financial statements have been reclassified to conform to the current year presentation.

   The consolidated statements of earnings for the twelve weeks ended December 23, 1998 and December 17, 1997 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

SEASONAL ASPECTS

   The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

INTEREST AND INCOME TAXES PAID

   Cash payments for interest during the twelve weeks ended December 23, 1998 and December 17, 1997 amounted to $288,000 and $777,000, respectively. Cash payments for income taxes during the twelve weeks ended December 23, 1998 and December 17, 1997 amounted to $310,000 and $1,046,000, respectively.

STOCK SPLIT

                  The number of shares issued as of December 23, 1998 on the consolidated statement of financial position includes 5,270,606 shares which were distributed on December 28, 1998 pursuant to a five for four stock split declared on December 1, 1998 to shareholders of record on December 14, 1998. Net earnings per common and common equivalent share and weighted average shares and equivalents for the twelve weeks ended December 17, 1997 have been restated to give effect to the five for four stock split.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

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

         The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                          TWELVE WEEKS ENDED
                                                      ----------------------------
                                                      DECEMBER 23,    DECEMBER 17,
                                                         1998            1997
                                                      -----------     ------------
Weighted average shares outstanding - Basic            26,337,080      25,942,511
Share equivalents                                         411,883         467,238
                                                      -----------     -----------
Weighted average shares and equivalents - Diluted      26,748,963      26,409,749
                                                      ===========     ===========

Net earnings for basic and diluted earnings
  per share computation                               $ 4,721,211     $ 3,923,916
                                                      ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

                                           TWELVE WEEKS ENDED
                                          ---------------------
                                          12/23/98     12/17/97
                                          --------     --------
REVENUES
   Net sales                                98.6%        97.7%
   Franchise fees                            0.9          1.2
   Other, net                                0.5          1.1
                                           -----        -----
                                           100.0        100.0
                                           -----        -----
COSTS AND EXPENSES
   Cost of sales                            25.5 (1)     25.9 (1)
   Restaurant operating costs               46.8 (1)     46.1 (1)
   General and administrative                7.1          7.5
   Depreciation and amortization             3.9          4.2
   Rent                                      3.7          3.0
   Marketing                                 2.8          3.1
   Amortization of pre-opening costs         1.1          1.3
   Interest                                  0.7          1.0
                                           -----        -----
                                            90.6         90.5
                                           -----        -----
EARNINGS BEFORE INCOME TAXES                 9.4          9.5
INCOME TAXES                                 3.4          3.5
                                           -----        -----
NET EARNINGS                                 6.0%         6.0%
                                           =====        =====

-----------------
(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF TWELVE WEEKS ENDED DECEMBER 23, 1998 TO TWELVE WEEKS ENDED DECEMBER 17, 1997

REVENUES

  Net sales increased $14,452,000 to $77,867,000, or 22.8%, due to an increase in Steak n Shake's net sales. The increase of $14,583,000, or 24.6%, in net sales of Steak n Shake was due to the opening of new units within the last year pursuant to the Company's expansion plan (non-same stores) and a 4.6% increase in same store sales. The number of Company-operated Steak n Shake restaurants increased 19% to 239 at December 23, 1998 as compared to 201 at December 17, 1997. The same store sales increase continues the trend of steady improvement over the past year. The increase in same store sales consisted of an increase of 1.9% in customer counts and a 2.7% increase in check average. The increase in check average is the result of favorable sales mix changes and, to a lesser extent, menu price increases. As planned, a one percent menu price increase was implemented after the end of the first quarter of fiscal 1999.

  Franchise fees decreased $105,000 to $704,000, as a result of a decrease in franchise royalties of $60,000 due to the 11 former franchised units purchased by the Company and a decrease in initial and renewal franchise fees of $45,000 due to timing of franchise openings.

  Other revenues decreased $214,000 to $440,000, primarily as a result of the inclusion of a $228,000 gain on the disposal of property in the first quarter of 1998.

COSTS AND EXPENSES

  Cost of sales increased $3,436,000, or 20.9%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 25.5% from 25.9%, primarily as a result of the higher mix of Company-operated restaurant cost of sales as compared to cost of sales for products sold to franchisees. The favorable effects of the shift in mix were somewhat offset by increases in dairy, poultry and pork prices, partially offset by lower beef costs.

  Restaurant operating costs increased $7,209,000, or 24.7%, principally due to higher labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of net sales, increased to 46.8% from 46.1%. Restaurant operating costs increased due to higher wage rates arising from labor shortages in most markets and new unit opening labor inefficiencies associated with the twelve Steak N Shake restaurants opened late in the fourth quarter of fiscal 1998.

  General and administrative expenses increased $784,000 or 16.2%. The increase in expenses was attributable to personnel related costs, which included costs for additional management support personnel in connection with the development of new restaurants, and other costs resulting from the increased number of restaurants. As a percentage of revenues, general and administrative expenses decreased to 7.1% from 7.5%.

  The $331,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1998.

  Rent expense increased $978,000, or 49.8%, as a result of the completion of the sale and leaseback of thirty-three Company-owned properties since the beginning of fiscal 1998 and a net increase in the number of other leased properties, including the eight franchised Steak n Shake units purchased in fiscal 1998.

  Marketing expense increased $227,000, or 11.4%, with the commencement of television advertising in the Tampa, Florida market. As a percentage of revenues, marketing expense decreased to 2.8% from 3.1%.

   Interest expense decreased $106,000 due to decreased average net borrowings under the Company's senior note agreement and the reduction in capital lease obligations.

INCOME TAXES

  The Company's effective income tax rate was to 36.5% for the quarters ended December 23, 1998 and December 17, 1997 and 36.3% for the year ended September 30, 1998. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS

  Net earnings increased $797,000 to $4,721,000, or 20.3%, primarily as a result of the increase in Steak n Shake's operating earnings. Diluted earnings per share increased from $.15 to $.18.

LIQUIDITY AND CAPITAL RESOURCES

  Three Company-operated Steak n Shake restaurants and one franchised Steak n Shake restaurant were opened during the quarter ended December 23, 1998. In addition, the Company completed the purchase of three franchised Steak n Shake restaurants in October of 1998. Subsequent to the end of the first quarter, two Company-operated Steak n Shake restaurants and one franchised unit were opened. Nine additional units, including one franchised unit, are currently under construction. For the quarter ended December 23, 1998, capital expenditures totaled $12,347,000 as compared to $7,608,000 for the comparable prior year period.

  The Company's five-year growth program for fiscal 1999 through 2003 calls for the opening of 290 Company-operated Steak n Shake units. In addition to the 290 Company-operated units, the Company will also very selectively expand its franchise system. Under this controlled growth plan, over 600 Steak n Shake restaurants, including over 500 Company-operated, would be in operation at the end of fiscal 2003. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment, was $1,430,000 during fiscal 1998. The Company intends to fund capital expenditures and meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties and bank borrowings.

  During the twelve weeks ended December 23, 1998, cash provided by operations totaled $3,274,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $6,126,000. During the twelve weeks ended December 17, 1997, cash provided by operations totaled $4,973,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $1,367,000. The increased proceeds from sales and leaseback transactions and other property disposals reflect the Company's increased use of sale and leaseback financing. At December 23, 1998 the Company had additional sale and leaseback properties under contract which, when closed, will generate approximately $3,422,000 in proceeds.

  Net cash used in financing activities for the twelve weeks ended December 23, 1998, totaled $140,000. There were no net borrowings under the Company's $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement") at December 23, 1998. During the twelve weeks ended December 17, 1997 net borrowings under the Revolving Credit Agreement totaled $2,000,000 and the Company borrowed $5,000,000 under its $50,000,000 ten-year Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"), to refinance a like amount which was payable under the prior senior note agreement.

   As of December 23, 1998, the Company borrowed $30,000,000 under its Senior Note Agreement. Borrowings under this facility bear interest at an average fixed rate of 7.6%. Consequently, the Company has borrowings of $20,000,000 available under the Senior Note Agreement over the period ending April 28, 2000, at interest rates based upon market rates at the time of borrowing. As of December 23, 1998 the Company had outstanding $28,522,000 under the Senior Note Agreement. The Company's Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. During the second quarter of 1999, the Company amended the Revolving Credit Agreement to extend the maturity date to December 1999. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things require the Company to maintain certain financial ratios.

YEAR 2000

   The Company has established a Company-wide program to prepare its information technology and non-information technology systems for Year 2000, including modification of the Company's computer systems and applications where necessary. The Company is utilizing both internal and external resources to identify, modify and test the systems for Year 2000 compliance. The Company currently anticipates that business-critical information technology systems will be replaced by new systems or reprogrammed and tested by mid 1999. Formal communications are being made with all significant suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy the Year 2000 problem. Unless public suppliers of water, electricity and natural gas are disrupted for a substantial period of time (in which the Company's business may be materially adversely affected), the Company currently believes that its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not Year 2000 compliant. Information will also be provided to franchisees regarding the potential risks associated with the Year 2000 problem.

   The Company currently believes that, with the purchase of new software and modifications to existing software, any internal Year 2000 compliance issues will be remedied in a timely manner and will not pose significant operational problems for the Company's computer systems as so modified and converted. Further, the Company believes that the costs solely related to addressing Year 2000 compliance issues will not have a material effect on the Company's earnings or financial condition. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance. The Company intends to continue to make efforts to ensure that third parties with whom it has relationships are Year 2000 compliant, as well as, develop contingency plans, including alternative suppliers or service providers. Any Year 2000 compliance problem of either the Company or its suppliers (to the extent alternative suppliers are not available on a timely basis) could possibly result in disruptions and unexpected business problems and could have a material adverse effect on earnings or financial condition.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 broadly defines start-up activities as those one-time activities that relate to, among other activities, the opening of a new facility. The Company's current policy is to capitalize pre-opening costs, which represent costs incurred before a new restaurant opens, and then amortize those costs from the opening date over a one-year period. Under the new requirements for reporting costs of start-up activities, companies will be required to expense start-up costs as incurred. At December 23, 1998 and September 30, 1998, unamortized pre-opening costs were $2,825,000 and $2,818,000, respectively. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998. Upon adoption at the end of fiscal 1999, the Company will be required to write-off the unamortized pre-opening cost balance of $2,818,000 at September 30, 1998 as a cumulative-effect change in accounting principle, net of applicable income taxes. The Company will be required to restate all prior quarters of fiscal 1999 upon adoption.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

   This report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, but may not be limited to, the discussions of the Company's expansion strategy, expectations concerning its future profitability, capital sources and needs, Year 2000 remedial efforts, marketing plans and franchising program. Investors in the common stock are cautioned that reliance on any forward-looking statement involves risks and uncertainties, and that although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. The uncertainties in this regard include, but are not limited to, those identified above. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

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

                  3.04 Articles of Amendment to Articles of Incorporation of Steak n Shake, Inc. dated May 15, 1984. (Incorporated by reference to the Exhibits to the Registrant's Form 10-K Annual Report for the year ended September 26,
                           1984).

                  3.05 Articles of Amendment to Articles of Incorporation of Consolidated Products, Inc. dated May 8, 1998. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 8, 1998.)

           4)     4.01     Specimen certificate representing Common Stock
                           of Consolidated Products, Inc. (formerly Steak n
                           Shake, Inc.). (Incorporated by reference to the
                           Exhibits to the Registrant's Quarterly Report on
                           Form 10-Q for the fiscal quarter ended April 9,
                           1997)

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 1999.


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