Form 10-Q
period 1999-04-14
CONSOLIDATED PRODUCTS INC /IN/
filed 1999-05-28
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE SIXTEEN WEEKS ENDED APRIL 14, 1999

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

    Number of shares of Common Stock outstanding at May 13, 1998: 26,518,969

                           CONSOLIDATED PRODUCTS, INC.


                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                    Consolidated Statements of Financial Position -
                      April 14, 1999 (Unaudited) and September 30, 1998                            3

                    Consolidated Statements of Earnings (Unaudited)
                      Sixteen and Twenty-Eight Weeks Ended April 14, 1999
                      and April 8, 1998                                                            4

                    Consolidated Statements of Cash Flows (Unaudited)
                       Twenty-Eight Weeks Ended April 14, 1999 and
                       April 8, 1998                                                               5

                    Notes to Consolidated Financial Statements (Unaudited)                         6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               8

          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                                            13

PART II.  OTHER INFORMATION

          ITEM 1.    LEGAL PROCEEDINGS                                                            14

          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          14

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                             15

                                            PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                           CONSOLIDATED PRODUCTS, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                 APRIL 14,    SEPTEMBER 30,                                            APRIL 14,    SEPTEMBER 30,
                                   1999          1998                                                    1999           1998
                                 ---------    ------------                                           ------------   -------------
                                (Unaudited)                                                          (Unaudited)
ASSETS                                                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT ASSETS                                                CURRENT LIABILITIES
  Cash, including cash equiva-                                   Accounts payable                    $ 12,576,648    $ 15,093,193
   lents of $3,150,000 in 1999                                   Accrued expenses                      20,300,511      22,055,329
   and $12,235,000 in 1998      $ 5,168,893   $ 13,655,043       Current portion of senior note         1,305,794       1,305,794
  Short term investments          6,750,000      4,971,169       Current portion of obligations
  Receivables                     3,328,671      3,740,303         under capital leases                 1,343,046       1,309,345
                                                                                                      ------------   -------------
  Properties under sale and                                      Total current liabilities             35,525,999      39,763,661
   leaseback contract             2,053,169      7,025,867                                            ------------   -------------
  Inventories                     4,514,994      4,438,425
  Deferred income taxes           1,135,000      1,135,000    DEFERRED INCOME TAXES
  Other current assets            7,362,470      5,406,682      AND CREDITS                             4,349,507       3,851,091
                                ------------  ------------
  Total current assets           30,313,197     40,372,489
                                ------------  ------------

PROPERTY AND EQUIPMENT                                        OBLIGATIONS UNDER
  Land                           44,421,362     38,621,688       CAPITAL LEASES                         3,275,957       3,999,948
  Buildings                      41,548,454     36,001,904
  Leasehold improvements         44,317,805     43,275,522
  Equipment                      89,982,280     80,670,817    SENIOR NOTE                              27,216,429      27,216,429
  Construction in progress       10,483,852     12,356,650
                               ------------   ------------
                                230,753,753    210,926,581
  Less accumulated depreciation
   and amortization             (68,603,479)   (64,588,300)
                               ------------   ------------
  Net property and equipment    162,150,274    146,338,281    SHAREHOLDERS' EQUITY
                               ------------   ------------      Common stock -- $.50 stated value
LEASED PROPERTY                                                     50,000,000 shares authorized --
  Leased property under capital                                     shares issued: 26,687,226 in
   leases, less accumulated                                         1999; 26,491,497 in 1998           13,343,813      13,245,749
   amortization of $8,324,076                                     Additional paid-in capital           93,883,366      92,350,819
   in 1999 and $8,084,607         1,948,695      2,188,983        Retained earnings                    22,993,817      14,284,714
   in 1998
  Net investment in direct                                        Less: Unamortized value of
   financing leases                 559,702        779,061               restricted shares             (1,665,506)     (2,272,340)
                               ------------   ------------               Treasury stock -- at cost
  Net leased property             2,508,397      2,968,044               182,759 shares in 1999;
                               ------------   ------------               163,048 shares in 1998        (2,627,180)     (2,259,191)
OTHER ASSETS                      1,324,334        502,066                                           ------------    -------------
                               ------------   ------------      Total shareholders' equity            125,928,310     115,349,751
                               $196,296,202   $190,180,880                                           ------------    -------------
                               ------------   ------------                                           $196,296,202    $190,180,880
                               ------------   ------------                                           ------------    ------------
                                                                                                     ------------    ------------


SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                           SIXTEEN                                TWENTY-EIGHT
                                                         WEEKS ENDED                              WEEKS ENDED
                                                         -----------                              -------------
                                                 APRIL 14,           APRIL 8,              APRIL 14,           APRIL 8,
                                                  1999                1998                  1999                1998
                                             --------------      --------------       ----------------   ----------------
REVENUES
  Net sales                                  $  102,385,994      $   89,695,835       $    180,253,276   $    153,111,574
  Franchise fees                                  1,000,894             906,249              1,705,255          1,715,917
  Other - net                                       660,600             537,964              1,100,382          1,191,531
                                             --------------      --------------       ----------------   ----------------
                                                104,047,488          91,140,048            183,058,913        156,019,022
                                             --------------      --------------       ----------------   ----------------

COSTS AND EXPENSES
  Cost of sales                                  26,341,148          22,788,429             46,223,191         39,234,300
  Restaurant operating costs                     48,018,019          41,658,671             84,452,469         70,884,030
  General and administrative                      8,123,490           7,550,247             13,740,862         12,383,997
  Depreciation and amortization                   4,088,735           3,772,832              7,148,812          6,501,527
  Rent                                            4,213,918           3,004,731              7,155,008          4,967,954
  Marketing                                       3,571,572           2,810,291              5,800,472          4,811,825
  Amortization of pre-opening costs               1,207,658           1,028,020              2,090,099          1,889,443
  Interest                                          644,750            847,266               1,178,591          1,487,469
  Settlement of litigation                        1,600,000                  -               1,600,000                  -
                                             --------------      -------------        ----------------   ----------------
                                                 97,809,290          83,460,487            169,389,504        142,160,545
                                             --------------      --------------       ----------------   ----------------

EARNINGS BEFORE INCOME TAXES                      6,238,198           7,679,561             13,669,409         13,858,477

INCOME TAXES                                      2,231,000           2,805,000              4,941,000          5,060,000
                                             --------------      --------------       ----------------   ----------------

NET EARNINGS                                 $    4,007,198      $    4,874,561       $      8,728,409   $      8,798,477
                                             --------------      --------------       ----------------   ----------------
                                             --------------      --------------       ----------------   ----------------


NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:

    Basic                                    $          .15      $          .19       $            .33   $            .34
    Diluted                                  $          .15      $          .18       $            .33   $            .33

WEIGHTED AVERAGE SHARES
  AND EQUIVALENTS:

    Basic                                        26,453,516          26,060,850             26,403,615         26,010,134
    Diluted                                      26,910,932          26,549,066             26,841,517         26,489,359



SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   TWENTY-EIGHT WEEKS ENDED
                                                                         ----------------------------------------------
                                                                             APRIL 14,                    APRIL 8,
                                                                               1999                         1998
                                                                         ----------------             -----------------
OPERATING ACTIVITIES
  Net earnings                                                            $    8,728,409              $    8,798,477
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
       Depreciation and amortization                                           7,148,812                   6,517,279
       Amortization of pre-opening costs                                       2,090,099                   1,889,442
       Changes in receivables and inventories                                    309,516                   1,364,350
       Changes in other assets                                                (4,308,586)                 (2,634,121)
       Changes in income taxes payable                                          382,926                    (376,153)
       Changes in accounts payable
          and accrued expenses                                                (4,686,150)                 (2,428,810)
       Gain on disposal of property                                             (123,759)                   (243,870)
                                                                          ---------------             ---------------
  Net cash provided by operating activities                                    9,541,267                  12,886,594
                                                                          --------------              --------------

INVESTING ACTIVITIES
  Additions of property and equipment                                        (28,537,911)                (21,200,909)
  Purchase of short-term investments                                          (1,750,000)                         --

   Net proceeds from disposal of
    property and equipment                                                    11,459,446                   4,139,563
                                                                          --------------              --------------
  Net cash used in investing activities                                      (18,828,465)                (17,061,346)
                                                                          ---------------             --------------
FINANCING ACTIVITIES
  Principal payments on debt
    and capital lease obligations                                               (484,433)                 (6,281,227)
  Proceeds from long-term debt                                                      --                     5,000,000
  Net proceeds from revolving line of credit                                        --                     4,000,000
  Proceeds from equipment and property leases                                    381,862                     393,529
  Lease payments on subleased properties                                        (339,692)                   (343,752)
  Cash paid in lieu of fractional shares                                         (19,313)                    (21,020)
  Proceeds from exercise of stock options                                        111,844                      53,547
  Proceeds from employee stock purchase plan                                   1,150,780                   1,015,521
                                                                         ---------------             ---------------
  Net cash provided by financing activities                                      801,048                   3,816,598
                                                                         ---------------             ---------------
INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                             (8,486,150)                   (358,154)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                13,655,043                   2,668,232
                                                                          --------------              --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    5,168,893              $    2,310,078
                                                                          --------------              --------------
                                                                          --------------              --------------


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

   In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of April 14, 1999, the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 14, 1999 and April 8, 1998 and the consolidated statements of cash flows for the twenty-eight weeks ended April 14, 1999 and April 8, 1998 have been included.

   The consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 14, 1999 and April 8, 1998 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

SEASONAL ASPECTS

   The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

INTEREST AND INCOME TAXES PAID

   Cash payments for interest during the sixteen weeks ended April 14, 1999 and April 8, 1998 amounted to $854,000 and $946,000, respectively. Cash payments for income taxes during the sixteen weeks ended April 14, 1999 and April 8, 1998 amounted to $4,248,000 and $4,660,000, respectively.

STOCK SPLIT

   The number of shares issued as of April 14, 1999 on the consolidated statement of financial position includes 5,270,606 shares which were distributed on December 28, 1998 pursuant to a five for four stock split declared on December 1, 1998 to shareholders of record on December 14, 1998. Net earnings per common and common equivalent share and weighted average shares and equivalents for the sixteen and twenty-eight weeks ended April 8, 1998 have been restated to give effect to the five for four stock split.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Diluted earnings per common and common equivalent share is computed by dividing net earnings by the weighted average number of outstanding and common equivalent shares. Common equivalent shares include shares subject to purchase under stock options.

         The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:


                                                                SIXTEEN                           TWENTY-EIGHT
                                                               WEEKS ENDED                         WEEKS ENDED
                                                     ----------------------------        -------------------------------
                                                         APRIL 14,     APRIL 8,             APRIL 14,           APRIL 8,
                                                           1999          1998                  1999               1998
                                                     ------------     -----------         -----------         ----------
  Weighted average shares outstanding-Basic            26,453,516      26,060,850          26,403,615         26,010,134

  Share equivalents                                       457,416         488,216             437,902            479,225
                                                     ------------     -----------         -----------         ----------

  Weighted average shares and equivalents-Diluted      26,910,932       26,549,066          26,841,51         26,489,359
                                                     ------------     -----------         -----------         ----------
                                                     ------------     -----------         -----------         ----------

  Net earnings for basic and diluted
    earnings per share computation                   $  4,007,198     $  4,874,561        $  8,728,409      $  8,798,477
                                                     ------------     -----------         -----------         ----------
                                                     ------------     -----------         -----------         ----------

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

                                                     SIXTEEN                          TWENTY-EIGHT
                                                    WEEKS ENDED                        WEEKS ENDED
                                               ------------------------        -------------------------
                                               4/14/99          4/8/98            4/14/99         4/8/98
                                               -------         -------            -------        -------
REVENUES

   Net sales                                     98.4%          98.4%              98.5%           98.1%
   Franchise fees                                 1.0            1.0                  0.9            1.1
   Other, net                                     0.6            0.6                 0.6            0.8
                                               ------         -------             -------        -------
                                                100.0          100.0               100.0          100.0
                                               ------         -------             -------        -------
COSTS AND EXPENSES

   Cost of sales                                25.7 (1)        25.4 (1)             25.6 (1)       25.6 (1)
   Restaurant operating costs                    46.9 (1)       46.4 (1)             46.9 (1)       46.3 (1)
   General and administrative                     7.8            8.3                  7.5            7.9
   Depreciation and amortization                  3.9            4.1                  3.9            4.2
   Rent                                           4.0            3.3                  3.9            3.2
   Marketing                                      3.4            3.1                  3.2            3.1
   Amortization of pre-opening costs              1.2            1.1                  1.1            1.2
   Interest                                       0.6            1.0                  0.6            0.9
   Settlement of litigation                       1.5             --                  0.9             --
                                               ------          ------              -------        -------
                                                 94.0           91.6                 92.5           91.2
                                               ------         -------             -------        -------

EARNINGS BEFORE INCOME TAXES                      6.0            8.4                  7.5            8.8

INCOME TAXES                                      2.1            3.1                  2.7            3.2
                                               ------          ------              -------        -------

NET EARNINGS                                      3.9%           5.3%                 4.8%           5.6%
                                               ------          ------              -------        -------
                                               ------          ------              -------        -------

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF SIXTEEN WEEKS ENDED APRIL 14, 1999 TO SIXTEEN WEEKS ENDED APRIL 8, 1998

REVENUES

  Net sales increased $12,690,000 to $102,386,000, or 14.1%, due to an increase in Steak n Shake's net sales. Second quarter 1999 sales were adversely affected by severe winter weather conditions experienced in the Midwest where the Company has a significant concentration of its restaurants. The $13,122,000 increase, or 15.6%, in net sales of Steak n Shake was due to the opening of new units within the last year pursuant to the Company's expansion plan (non-same stores) and a 1.7% increase in same store sales. The number of company-operated Steak n Shake restaurants increased 15% to 247 at April 14, 1999 as compared to 214 at April 8, 1998. Steak n Shake's same store sales in the second quarter, exclusive of the first four weeks of the quarter, were up 6% from last year reflecting a complete recovery from the slowdown early in the quarter caused by the severe winter weather conditions. The same store sales increase continues the trend of steady improvement over the past year.

  Franchise fees increased $95,000 to $1,001,000, due to higher franchised unit sales volumes and an increase in initial franchise fees due to the timing of franchise openings.

     Other revenues increased $123,000 to $661,000 primarily due to an increase in interest income arising from the investment of proceeds from sale and leaseback transactions in income-producing investments.

COSTS AND EXPENSES
  Operating margins for the sixteen weeks ended April 14, 1999 were less than the prior year primarily as a result of the significant effect weather had on the results of operations during the first four weeks of the current year second quarter. An increase in cost of sales and wage rates also affected margins.

  Cost of sales increased $3,553,000, or 15.6%, primarily as a result of sales increases. As a percentage of net sales, cost of sales increased to 25.7% from 25.4%, primarily as a result of higher dairy, chicken, potato and bacon costs partially offset by lower beef costs.

  Restaurant operating costs increased $6,359,000, or 15.3%, due to higher labor costs and other operating costs resulting primarily from the increased sales volume. Restaurant operating costs, as a percentage of net sales, increased to 46.9% from 46.4%. The higher labor costs were the result of a 5.4% increase in wage rates arising from tight labor markets.

  General and administrative expenses increased $573,000 or 7.6%. The increase in expenses was attributable to personnel costs, which included costs for additional management support personnel in connection with the development of new restaurants, and other costs resulting from the increased number of restaurants. As a percentage of revenues, general and administrative expenses decreased to 7.8% from 8.3%.

  The $316,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1998.

  Rent expense increased $1,209,000, or 40.2%, primarily as a result of the completion of the sale and leaseback of thirty-five Company-owned properties since the second quarter of fiscal 1998.

  Marketing expense increased $761,000, or 27.1%, due to increased television advertising, including the commencement of television advertising in the Tampa, Florida market, and higher billboard and coupon insert costs. As a percentage of revenues, marketing expense increased to 3.4% from 3.1%.

   The increase in amortization of preopening cost of $180,000 or 17.5%, was attributable to the timing of the number of new Company-operated units opened in the latter part of fiscal 1998.

   Interest expense decreased $203,000 due to decreased average net borrowings under the Company's senior note agreement and the reduction in capital lease obligations.

  The Company recorded a one-time, nonrecurring charge of $1,600,000 in the second quarter of fiscal 1999 related to the settlement of a lawsuit with Pepsi -Cola Company.

INCOME TAXES
  The Company's effective income tax rate decreased to 35.8% from 36.5% for the quarter ended April 8, 1998 and from 36.3% for the year ended September 30, 1998. The decrease from the prior period and from fiscal 1998 resulted from increased federal tax credits as a percentage of earnings before income taxes.

NET EARNINGS
     Net earnings decreased $867,000, or 17.8%, primarily as a result of a pretax charge of $1,600,000 related to the settlement of the Pepsi litigation ($.04 per share). Excluding the effect of the charge related to the settlement of the Pepsi litigation, diluted earnings per share increased from $.18 to $.19.

COMPARISON OF TWENTY-EIGHT WEEKS ENDED APRIL 14, 1999 TO TWENTY-EIGHT WEEKS ENDED APRIL 8, 1998

REVENUES
         Net sales increased $27,142,000 to $180,253,000, or 17.7%, due to an increase in Steak n Shake's net sales. The increase of $27,705,000, or 19.3% in net sales of Steak n Shake was due to the opening of new units pursuant to the Company's expansion plan (non-same stores) and a 3.5% increase in same store sales. The number of company-operated Steak N Shake restaurants increased 15% to 247 at April 14, 1999 as compared to 214 at April 8, 1998. The same store sales increase continues the trend of steady improvement. Same store sales increased 4.6% and 1.7% in the first and second quarters of fiscal 1999, respectively. Steak n Shake's same store sales in the second quarter, exclusive of the first four weeks of the quarter, were up 6% from last year reflecting a complete recovery from the slowdown early in the quarter caused by the severe winter weather conditions experienced in the Midwest where the Company has a significant concentration of its restaurants. The increase in same store sales consisted of an increase of 0.9% in customer counts and a 2.6% increase in check average. The increased check average is the result of favorable sales mix changes and menu price increases.

     Other revenues decreased $91,000 primarily as a result of the inclusion of a $228,000 gain on the disposal of property in the first quarter of 1998 partially offset by an increase in interest income arising from the investment of proceeds from sale and leaseback transactions in income-producing investments.

COSTS AND EXPENSES

  Operating margins for the twenty-eight weeks ended April 14, 1999 were below the prior year primarily as a result of the significant effect weather had on the results of operations during the first four weeks of the current year second quarter and an increase in wage rates.

  Cost of sales increased $6,989,000, or 17.8%, as a result of sales increases. As a percentage of net sales, cost of sales was flat at 25.6%. The favorable effect of a higher mix of Company-operated restaurant cost of sales as compared to cost of sales for products sold to franchisees was offset by increases in dairy, poultry and pork prices, partially offset by lower beef costs.

  Restaurant operating costs increased $13,568,000, or 19.1%, due to increased labor costs and other operating costs resulting primarily from the higher sales volume. Restaurant operating costs, as a percentage of net sales, increased to 46.9% from 46.3%. Restaurant operating costs increased due to higher wages rates arising from tight labor markets and new unit opening labor inefficiencies associated with the twelve Steak N Shake restaurants opened late in the fourth quarter of fiscal 1998.

  General and administrative expenses increased $1,357,000, or 11.0%. As a percentage of revenues, general and administrative expenses decreased to 7.5% from 7.9%. The increase in expenses was attributable to personnel costs, which included costs for additional management support personnel in connection with the development of new restaurants, and other costs resulting from the increased number of restaurants.

  The $647,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1998.

  Rent expense increased $2,187,000, or 44.0%, as a result of the completion of the sale and leaseback of thirty-eight Company-owned properties since the beginning of fiscal 1998 and a net increase in the number of other leased properties, including the eight franchised Steak n Shake units purchased in the second quarter of fiscal 1998.

  Marketing expense increased $989,000, or 20.5%, with the commencement of television advertising in the Tampa, Florida market and higher billboard and coupon insert costs. As a percentage of revenues, marketing expense increased slightly to 3.2% from 3.1%.

  The $201,000 increase in the amortization of pre-opening costs is attributable to the timing of the number of new Company-operated units opened in the latter part of fiscal 1998.

   Interest expense decreased $309,000 due to decreased borrowings under the Company's senior note agreement and the reduction in capital lease obligations.

  The Company recorded a one-time, nonrecurring charge of $1,600,000 in the second quarter of fiscal 1999 related to the settlement of a lawsuit with Pepsi -Cola Company.

INCOME TAXES

  The Company's effective income tax rate decreased to 36.1% from 36.5% for the twenty-eight weeks ended April 8, 1998 and from 36.3% for the year ended September 30, 1998. The decrease from the prior period resulted from increased federal tax credits as a percentage of earnings before income taxes.

NET EARNINGS

  Net earnings decreased $70,000. Excluding the effect of the settlement of the Pepsi litigation, net earnings increased $975,000, or 11.1% and diluted earnings per share increased from $.33 to $.37.

LIQUIDITY AND CAPITAL RESOURCES

  Eleven Company-operated Steak n Shake restaurants and three franchised Steak n Shake restaurants were opened during the twenty-eight weeks ended April 14, 1999. In addition, the Company completed the purchase of three franchised Steak n Shake restaurants in Arkansas and Missouri. Subsequent to the end of the second quarter, six company-operated Steak n Shake restaurants and one franchised unit were opened. Sixteen Company-operated units are currently under construction. For the twenty-eight weeks ended April 14, 1999, capital expenditures totaled $28,538,000 as compared to $21,201,000 for the comparable prior year period.

  The Company's five-year growth program for 1999 through 2003 calls for the opening of 290 Company-operated Steak n Shake restaurants. In addition to the 290 Company-operated units contemplated by this program, the Company will also very selectively expand its franchise system. Under this controlled growth plan, over 600 Steak n Shake restaurants, including over 500 company-operated, would be in operation at the end of fiscal 2003. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment, was $1,430,000 during fiscal 1998. The Company intends to fund capital expenditures and meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties and bank borrowings.

  During the twenty-eight weeks ended April 14, 1999, cash provided by operations totaled $9,541,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $11,459,000. During the twenty-eight weeks ended April 8, 1998, cash provided by operations totaled $12,887,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $4,140,000. The increased proceeds from sales and leaseback transactions and other property disposals reflect the Company's increased use of sale and leaseback financing. At April 14, 1999 the company had additional sale and leaseback properties under contract which, when closed, will generate approximately $2,053,000 in proceeds.

  Net cash provided by financing activities for the twenty-eight weeks ended April 14, 1999, totaled $801,000. There were no net borrowings under the Company's $30,000,000 Revolving Credit Agreements (the "Revolving Credit Agreement") at April 14, 1999. During the twenty-eight weeks ended April 8, 1998, net borrowings under the Revolving Credit Agreement totaled $4,000,000 and the Company borrowed $5,000,000 under its $50,000,000 ten-year Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"), to refinance a like amount which was payable under the prior senior note agreement.

  As of April 14, 1999 the Company borrowed $30,000,000 under its Senior Note Agreement. Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. On April 21, 1999, the Company amended the terms of its ten-year Senior Note Agreement and Private Shelf Facility increasing the borrowing capacity to $75,000,000 and extending the issuance period to April 21, 2002. Consequently, the Company currently has borrowings of $46,477,777 available under the Senior Note Agreement at interest rates based upon market rates at the time of borrowing. As of April 14, 1999 the Company had outstanding $28,522,000 under the Senior Note Agreement. The Company's Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points or the prime rate, at the election of the Company. During the second quarter of fiscal 1999, the Company amended the Revolving Credit Agreement to extend the maturity date to December

2000. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things require, the Company to maintain certain financial ratios.

YEAR 2000

   The Company has established a Company-wide program to prepare its information technology and non-information technology systems for Year 2000, including modification of the Company's computer systems and applications where necessary. The Company is utilizing both internal and external resources to identify, modify and test the systems for Year 2000 compliance. The Company currently anticipates that business-critical information technology systems will be replaced by new systems or reprogrammed and tested by mid 1999. Formal communications have been made with all significant suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy the Year 2000 problem. Unless public suppliers of water, electricity and natural gas are disrupted for a substantial period of time (in which the Company's business may be materially adversely affected), the Company currently believes that its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not Year 2000 compliant. Information will also be provided to franchisees regarding the potential risks associated with the Year 2000 problem.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 broadly defines start-up activities as those one-time activities that relate to, among other activities, the opening of a new facility. The Company's current policy is to capitalize pre-opening costs, which represent costs incurred before a new restaurant opens, and then amortize those costs from the opening date over a one-year period. Under the new requirements for reporting costs of start-up activities, companies will be required to expense start-up costs as incurred. At April 14, 1999 and September 30, 1998, unamortized pre-opening costs were $3,317,000 and $2,818,000, respectively. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998. Upon adoption at the end of fiscal 1999, the Company will be required to write-off the unamortized pre-opening cost balance of $2,818,000 at September 30, 1998 as a cumulative-effect change in accounting principle, net of applicable income taxes. The Company will be required to restate all prior quarters of fiscal 1999 upon adoption.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At April 14, 1999, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On May 31, 1995, Pepsi-Cola Company ("Pepsi") filed a suit against Steak n Shake, Inc. in the United States District Court for the Southern District of Indiana alleging that Steak n Shake had breached a ten-year contract with Pepsi. On April 29, 1999 the Company announced that it had settled its lawsuit with Pepsi. The Company recorded a one-time, non-recurring pretax charge of $1,600,000 or $.04 per share in the second quarter of fiscal 1999 related to the settlement of this lawsuit with Pepsi.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the annual meeting of shareholders of Consolidated Products, Inc. (the "Company") held February 10, 1999, the following actions were taken:

          1. Eight directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified, as follows:


                         Name                           Votes For           Abstentions
                         ----                           ---------           -----------

                  S. Sue Aramian                       18,540,092              134,234
                  Neal Gilliatt                        18,576,391               97,935
                  Alan B. Gilman                       18,590,660               83,666
                  E. W. Kelley                         18,566,573              107,753
                  Charles E. Lanham                    18,594,023               80,303
                  J. Fred Risk                         18,525,027              149,299
                  John W. Ryan                         18,591,490               82,836
                  James Williamson, Jr.                18,588,842               85,484

          2. A proposal to approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 29, 1999 was approved by the vote of 18,641,699 shares FOR, 11,884 shares AGAINST and 20,743 shares ABSTAIN.

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

                4.09 Fifth Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated
                         February 24, 1999.

                4.10 Amendment To Note Purchase and Private Shelf Agreement by and between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of April 21, 1999 related to senior note agreement and private shelf facility.

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

       (11)              No exhibit

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 1999.

                                   CONSOLIDATED PRODUCTS, INC.
                                      (Registrant)

                                   /s/ Gregory G. Fehr
                                  --------------------------------------------
                                  By  Gregory G. Fehr
                                       Vice President and Controller
                                       On Behalf of the Registrant and as
                                       Principal Accounting Officer