Form 10-Q
period 1999-07-07
CONSOLIDATED PRODUCTS INC /IN/
filed 1999-08-20
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED JULY 7, 1999

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934



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





      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /




      Number of shares of Common Stock outstanding at August 13, 1999:
        26,612,473

                           CONSOLIDATED PRODUCTS, INC.

                                      INDEX

                                                                                      Page No.
                                                                                      -------
PART I.      FINANCIAL INFORMATION

             ITEM 1.       FINANCIAL STATEMENTS
                           Consolidated Statements of Financial Position -
                             July 7, 1999 (Unaudited) and September 30, 1998               3

                           Consolidated Statements of Earnings (Unaudited)
                             Twelve and Forty Weeks Ended July 7, 1999
                             and July 1, 1998                                              4

                           Consolidated Statements of Cash Flows (Unaudited)
                             Forty Weeks Ended July 7, 1999 and
                             July 1, 1998                                                  5

                           Notes to Consolidated Financial Statements (Unaudited)          6

             ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS                                                      8

             ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK                                              13

PART II.     OTHER INFORMATION

             ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS                                               14

             ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                               14

                          PART I. FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                                           CONSOLIDATED PRODUCTS, INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                         JULY 7,        SEPTEMBER 30,
                                                          1999              1998
                                                         -------        -------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
  Cash, including cash equiva-
     lents of $6,425,000 in 1999
     and $12,235,000 in 1998                         $  8,941,833        $ 13,655,043
  Short term investments                                       --           4,971,169
  Receivables                                           2,425,849           3,740,303
  Properties under sale and
     leaseback contract                                 8,353,673           7,025,867
  Inventories                                           4,724,775           4,438,425
  Deferred income taxes                                 1,135,000           1,135,000
  Unamortized pre-opening costs                         4,343,000           2,818,000
  Other current assets                                  4,368,467           2,228,682
                                                     ------------        ------------
  Total current assets                                 34,292,597          40,372,489
                                                     ------------        ------------

PROPERTY AND EQUIPMENT
  Land                                                 48,406,072          38,621,688
  Buildings                                            40,740,472          36,001,904
  Leasehold improvements                               44,344,188          43,275,522
  Equipment                                            94,242,188          80,670,817
  Construction in progress                             15,848,119          12,356,650
                                                     ------------        ------------
                                                      243,581,039         210,926,581
  Less accumulated depreciation
     and amortization                                 (71,077,416)        (64,588,300)
                                                     ------------        ------------
  Net property and equipment                          172,503,623         146,338,281
                                                     ------------        ------------

LEASED PROPERTY
  Leased property under capital
     leases, less accumulated amorti-
     zation of $8,425,972 in 1999
     and $8,084,607 in 1998                             1,846,448           2,188,983
  Net investment in direct
     financing leases                                     470,788             779,061
                                                     ------------        ------------
  Net leased property                                   2,317,236           2,968,044
                                                     ------------        ------------

OTHER ASSETS                                            1,362,050             502,066
                                                     ------------        ------------
                                                     $210,475,506        $190,180,880
                                                     ------------        ------------
                                                     ------------        ------------

                                                         JULY 7,        SEPTEMBER 30,
                                                          1999              1998
                                                         -------        -------------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $ 18,224,978        $ 15,093,193
  Accrued expenses                                     22,019,049          22,055,329
  Current portion of senior note                        1,305,794           1,305,794
  Current portion of obligations
     under capital leases                               1,326,925           1,309,345
                                                     ------------        ------------
  Total current liabilities                            42,876,746          39,763,661
                                                     ------------        ------------

DEFERRED INCOME TAXES
  AND CREDITS                                           4,899,465           3,851,091

OBLIGATIONS UNDER
  CAPITAL LEASES                                        2,981,998           3,999,948

SENIOR NOTE                                            27,216,429          27,216,429

SHAREHOLDERS' EQUITY
  Common stock -- $.50 stated value
     50,000,000 shares authorized --
     shares issued:  26,777,738 in 1999;
     26,491,497 in 1998                                13,388,869          13,245,749
  Additional paid-in capital                           94,297,760          92,350,819
  Retained earnings                                    29,115,995          14,284,714
  Less:  Unamortized value of
             restricted shares                         (1,407,112)         (2,272,340)
         Treasury stock -- at cost
             197,664 shares in 1999;
             163,048 shares in 1998                    (2,894,644)         (2,259,191)
                                                     ------------        ------------
Total shareholders' equity                            132,500,868         115,349,751
                                                     ------------        ------------
                                                     $210,475,506        $190,180,880
                                                     ------------        ------------
                                                     ------------        ------------

SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                          TWELVE                                     FORTY
                                                        WEEKS ENDED                              WEEKS ENDED
                                                        -----------                              -----------
                                                JULY 7,             JULY 1,               JULY 7,             JULY 1,
                                                 1999                1998                  1999                1998
                                           ----------------    ----------------      ----------------    ----------------
REVENUES
  Net sales                                  $   87,088,375      $   71,246,080       $    267,341,651   $    224,357,654
  Franchise fees                                    825,651             796,154              2,530,906          2,512,071
  Other - net                                       564,557             490,894              1,664,939          1,682,425
                                             --------------      --------------       ----------------   ----------------
                                                 88,478,583          72,533,128            271,537,496        228,552,150
                                             --------------      --------------       ----------------   ----------------

COSTS AND EXPENSES
  Cost of sales                                  21,940,967          17,935,118             68,164,158         57,169,418
  Restaurant operating costs                     40,919,625          32,311,190            125,372,094        103,195,220
  General and administrative                      5,758,966           5,257,739             19,499,828         17,641,736
  Depreciation and amortization                   3,235,165           2,873,387             10,383,977          9,374,914
  Rent                                            3,357,798           2,377,515             10,512,806          7,345,469
  Marketing                                       2,229,937           2,225,075              8,030,409          7,036,900
  Amortization of pre-opening costs               1,113,780             660,946              3,203,879          2,550,389
  Interest                                          391,168             489,020              1,569,759          1,977,389
  Settlement of litigation                                -                   -              1,600,000                  -
                                             --------------      --------------       ----------------   ----------------
                                                 78,947,406          64,130,890            248,336,910        206,291,435
                                             --------------      --------------       ----------------   ----------------

EARNINGS BEFORE INCOME TAXES                      9,531,177           8,402,238             23,200,586         22,260,715

INCOME TAXES                                      3,409,000           3,080,000              8,350,000          8,140,000
                                             --------------      --------------       ----------------   ----------------

NET EARNINGS                                 $    6,122,177      $    5,322,238       $     14,850,586   $     14,120,715
                                             --------------      --------------       ----------------   ----------------
                                             --------------      --------------       ----------------   ----------------


NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
    Basic                                    $          .23      $          .20       $            .56   $            .54
    Diluted                                  $          .23      $          .20       $            .55   $            .53

WEIGHTED AVERAGE SHARES
  AND EQUIVALENTS:
    Basic                                        26,545,511          26,139,868             26,446,183         26,049,054
    Diluted                                      26,963,043          26,658,498             26,877,974         26,540,100

SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FORTY WEEKS ENDED
                                                                                     -----------------
                                                                             JULY 7,                      JULY 1,
                                                                              1999                         1998
                                                                          --------------             ---------------
OPERATING ACTIVITIES,
  Net earnings                                                            $   14,850,586              $   14,120,715
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                          10,383,977                   9,374,914
       Amortization of pre-opening costs                                       3,203,879                   2,550,389
       Changes in receivables and inventories                                 (1,586,266)                  1,740,956
       Changes in other assets                                                (6,559,081)                 (2,433,358)
       Changes in income taxes payable                                         2,620,452                   1,048,106
       Changes in accounts payable
        and accrued expenses                                                     938,400                     497,448
       Gain on disposal of property                                              (90,456)                   (254,416)
                                                                          --------------               -------------
  Net cash provided by operating activities                                   23,761,491                  26,644,754
                                                                          --------------               -------------

INVESTING ACTIVITIES
  Additions of property and equipment                                        (47,848,957)                (37,175,566)
  Sale of short-term investments                                               5,000,000                          --
  Net proceeds from disposal of
   property and equipment                                                     13,607,513                  10,040,091
                                                                          --------------               -------------
  Net cash used in investing activities                                      (29,241,444)                (27,135,475)
                                                                          --------------               -------------
FINANCING ACTIVITIES
  Principal payments on debt
   and capital lease obligations                                                (701,939)                 (6,512,257)
  Proceeds from long-term debt                                                        --                   5,000,000
  Proceeds from equipment and property leases                                    542,853                     550,507
  Lease payments on subleased properties                                        (509,468)                   (511,098)
  Cash paid in lieu of fractional shares                                         (19,313)                    (21,020)
  Proceeds from exercise of stock options                                        303,830                     118,540
  Proceeds from employee stock purchase plan                                   1,150,780                   1,015,521
                                                                          --------------               -------------
  Net cash provided by (used in) financing activities                            766,743                    (359,807)
                                                                          --------------               -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (4,713,210)                   (850,528)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                13,655,043                   2,668,232
                                                                          --------------               -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    8,941,833              $    1,817,704
                                                                          --------------               -------------
                                                                          --------------               -------------

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

   In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of July 7, 1999, the consolidated statements of earnings for the twelve and forty weeks ended July 7, 1999 and July 1, 1998 and the consolidated statements of cash flows for the forty weeks ended July 7, 1999 and July 1, 1998 have been included.

   The consolidated statements of earnings for the twelve and forty weeks ended July 7, 1999 and July 1, 1998 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

SEASONAL ASPECTS

   The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

INTEREST AND INCOME TAXES PAID

   Cash payments for interest during the forty weeks ended July 7, 1999 and July 1, 1998 amounted to $1,708,000 and $2,379,000, respectively. Cash payments for income taxes during the forty weeks ended July 7, 1999 and July 1, 1998 amounted to $5,730,000 and $7,389,000, respectively.

STOCK SPLIT

   The number of shares issued as of July 7, 1999 on the consolidated statement of financial position includes 5,270,606 shares which were distributed on December 28, 1998 pursuant to a five for four stock split declared on December 1, 1998 to shareholders of record on December 14, 1998. Net earnings per common and common equivalent share and weighted average shares and equivalents for the twelve and forty weeks ended July 1, 1998 have been restated to give effect to the five for four stock split.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Diluted earnings per common and common equivalent share is computed by dividing net earnings by the weighted average number of outstanding and common equivalent shares. Common equivalent shares include shares subject to purchase under stock options.

         The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                                              TWELVE                               FORTY
                                                                            WEEKS ENDED                         WEEKS ENDED
                                                                 -----------------------------        -----------------------------
                                                                     JULY 7,          JULY 1,             JULY 7,          JULY 1,
                                                                      1999             1998                1999             1998
                                                                 ------------     ------------        ------------     ------------

    Weighted average shares outstanding-Basic                      26,545,511       26,139,868          26,446,183       26,049,054

    Share equivalents                                                 417,532          518,630             431,791          491,046
                                                                 ------------     ------------        ------------     ------------
    Weighted average shares and equivalents-Diluted                26,963,043       26,658,498          26,877,974       26,540,100
                                                                 ------------     ------------        ------------     ------------
                                                                 ------------     ------------        ------------     ------------
-----------
    Net earnings for basic and diluted
      earnings per share computation                             $  6,122,177     $  5,322,238        $ 14,850,586     $ 14,120,715
                                                                 ------------     ------------        ------------     ------------
                                                                 ------------     ------------        ------------     ------------


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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

                                                          TWELVE                              FORTY
                                                       WEEKS ENDED                         WEEKS ENDED
                                                   ---------------------             -----------------------
                                                   7/7/99         7/1/98               7/7/99        7/1/98
                                                   ------         ------               ------        ------
   REVENUES
      Net sales                                     98.4%          98.2%                98.5%          98.2%
      Franchise fees                                 0.9            1.1                  0.9            1.1
      Other, net                                     0.7            0.7                  0.6            0.7
                                                  ------         -------             -------        -------
                                                   100.0          100.0                100.0          100.0
                                                  ------         -------             -------        -------
   COSTS AND EXPENSES
      Cost of sales                                 25.2 (1)       25.2 (1)             25.5 (1)       25.5 (1)
      Restaurant operating costs                    47.0 (1)       45.4 (1)             46.9 (1)       46.0 (1)
      General and administrative                     6.5            7.2                  7.2            7.7
      Depreciation and amortization                  3.7            4.0                  3.8            4.1
      Rent                                           3.8            3.3                  3.9            3.2
      Marketing                                      2.5            3.1                  3.0            3.1
      Amortization of pre-opening costs              1.3            0.9                  1.2            1.1
      Interest                                       0.4            0.7                  0.6            0.9
      Settlement of litigation                        --             --                  0.6             --
                                                  ------         ------              -------        -------
                                                    89.2           88.4                 91.5           90.3
                                                  ------         -------             -------        -------

   EARNINGS BEFORE INCOME TAXES                     10.8           11.6                  8.5            9.7

   INCOME TAXES                                      3.9            4.2                  3.1            3.5
                                                  ------         -------             -------        -------
   NET EARNINGS                                      6.9%           7.4%                 5.4%           6.2%
                                                  ------         -------             -------        -------
                                                  ------         -------             -------        -------

   -------------------
   (1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF TWELVE WEEKS ENDED JULY 7, 1999 TO TWELVE WEEKS ENDED JULY 1, 1998

REVENUES
  Net sales increased $15,842,000 to $87,088,000, or 22.2%, due to an increase in Steak n Shake's net sales. The increase of $15,973,000, or 23.7%, in the net sales of Steak n Shake was due to the opening of 42 new units within the last year pursuant to the Company's expansion plan (non-same stores) and a 4.2% increase in same store sales. The increase in same store sales was attributable to a 2.6% increase in check average and a 1.6% increase in customer count. The number of company-operated Steak n Shake restaurants increased 18% to 260 at July 7, 1999 as compared to 220 at July 1, 1998. Same store sales have increased in six consecutive quarters.

     Other revenues increased $74,000 to $565,000 primarily due to an increase in interest income arising from the investment of proceeds from sale and leaseback transactions in income-producing investments.

COSTS AND EXPENSES
  Operating margins for the twelve months ended July 7, 1999 were less than the prior year primarily as the result of increased wage rates arising from tight labor markets and increased manager training costs. In response to wage pressures, the Company implemented a 3% price increase at the start of the fourth quarter of fiscal 1999.

  Cost of sales increased $4,006,000, or 22.3%, primarily as a result of sales increases. As a percentage of net sales, cost of sales was constant at 25.2%. Higher beef and bacon costs were offset by lower dairy costs and the higher level of Company-operated restaurant sales in relation to product sales to franchisees, which have a much higher cost of sales than restaurant sales.

  Restaurant operating costs increased $8,608,000, or 26.6%, due to an increase in labor costs and other operating costs resulting from the increased sales volume and an increase in manager training costs over the prior year. Restaurant operating costs, as a percentage of net sales, increased to 47.0% from 45.4%. The higher labor costs were the result of a 6.7% increase in wage rates arising from tight labor markets. The increase in manager training costs of $500,000 results from the Company's significantly intensified manager recruiting programs. The goal of the recruiting effort is to increase the Company's restaurant management quality and staffing levels from 86% staffed as of the beginning of the third quarter to 105%, thereby providing the management bench strength to support the Company's growth program. The Company's recruiting efforts are focused on identifying growth employees from within for promotion to restaurant manager positions, as well as aggressive college based recruiting. The increased management staffing depth will also enhance the Company's ability to deliver dining experiences that exceed customer's expectations. Increased manager staffing will also reduce manager turnover.

  General and administrative expenses increased $501,000 or 9.5%. The increase in expenses was attributable to personnel costs, which included costs for additional management support personnel in connection with the development of new restaurants, and other costs resulting from the increased number of restaurants. As a percentage of revenues, general and administrative expenses decreased to 6.5% from 7.2%.

  The $362,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1998.

  Rent expense increased $980,000, or 41.2%, primarily as a result of the completion of the sale and leaseback of thirty-two Company-owned properties since the third quarter of fiscal 1998.

   The increase in amortization of preopening cost of $453,000 was attributable to the timing of the number of new Company-operated units opened in the latter part of fiscal 1998 and higher levels of per unit preopening costs, particularly with respect to units opened in new markets.

   Interest expense decreased $98,000 due to decreased average net borrowings under the Company's senior note agreement and the reduction in capital lease obligations and higher capitalized interest due to more units under construction in the third quarter of fiscal 1999.

INCOME TAXES
  The Company's effective income tax rate decreased to 35.8% from 36.7% for the quarter ended July 1, 1998 and from 36.3% for the year ended September 30, 1998. The decrease from the prior period and from fiscal 1998 resulted from increased federal tax credits as a percentage of earnings before income taxes.

NET EARNINGS
  Net earnings increased $800,000, or 15.0%, primarily as a result of the increase in Steak n Shake's operating earnings. Diluted earnings per share increased from $.20 to $.23.

COMPARISON OF FORTY WEEKS ENDED JULY 7, 1999 TO FORTY WEEKS ENDED JULY 1, 1998

REVENUES
  Net sales increased $42,984,000 to $267,342,000, or 19.2%, due to an increase in Steak n Shake's net sales. The increase of $43,677,000, or 20.7% in net sales of Steak n Shake was due to the opening of 68 new units pursuant to the Company's expansion plan (non-same stores) and a 4.3% increase in same store sales. The number of company-operated Steak N Shake restaurants increased 18% to 260 at July 7, 1999 as compared to 220 at July 1, 1998. The same store sales have increased in six consecutive quarters. The increase in same store sales consisted of an increase of 1.7% in customer counts and a 2.5% increase in check average. The increased check average is the result of favorable sales mix changes and menu price increases.

COSTS AND EXPENSES
  Operating margins for the forty weeks ended July 7, 1999 were below the prior year primarily as a result of the significant effect weather had on the results of operations during the first four weeks of the current year second quarter, increased wage rates arising from tight labor markets and increased manager training costs.

  Cost of sales increased $10,995,000, or 19.2%, as a result of sales increases. As a percentage of net sales, cost of sales was flat at 25.5%. Lower beef costs and the favorable effect of a higher mix of Company-operated restaurant cost of sales as compared to cost of sales for products sold to franchisees were offset by increases in dairy, poultry and pork prices.

  Restaurant operating costs increased $22,177,000, or 21.5%, due to increased labor costs and other operating costs resulting from the higher sales volume and an increase in manager training costs over the prior year. Restaurant operating costs, as a percentage of net sales, increased to 46.9% from 46.0%. Restaurant operating costs increased due to higher wages rates arising from tight labor markets. The increase in manager training costs of $693,000 results from the Company's significantly intensified manager recruiting programs.

  General and administrative expenses increased $1,858,000, or 10.5%. As a percentage of revenues, general and administrative expenses decreased to 7.2% from 7.7%. The increase in expenses was attributable to personnel costs, which included costs for additional management support personnel in connection with the development of new restaurants, and other costs resulting from the increased number of restaurants.

  The $1,009,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1998.

  Rent expense increased $3,167,000, or 43.1%, as a result of the completion of the sale and leaseback of forty Company-owned properties since the beginning of fiscal 1998 and a net increase in the number of other leased properties, including thirteen franchised Steak n Shake units purchased since the beginning of the second quarter of fiscal 1998.

  Marketing expense increased $994,000, or 14.1%, with the commencement of television advertising in the Tampa, Florida market and higher billboard and coupon insert costs. As a percentage of revenues, marketing expense decreased slightly to 3.0% from 3.1%.

  The $653,000 increase in the amortization of pre-opening costs is attributable to the timing of the number of new Company-operated units opened in the latter part of fiscal 1998 and higher levels of per unit preopening costs, particularly with respect to units opened in new markets.

   Interest expense decreased $408,000 due to decreased borrowings under the Company's senior note agreement and the reduction in capital lease obligations and higher capitalized interest due to higher capital expenditures.

   The Company recorded a one-time, nonrecurring charge of $1,600,000 in the second quarter of fiscal 1999 related to the settlement of a lawsuit with Pepsi-Cola Company.

INCOME TAXES
  The Company's effective income tax rate decreased to 36.0% from 36.6% for the forty weeks ended July 1, 1998 and from 36.3% for the year ended September 30, 1998. The decrease from the prior period resulted from increased federal tax credits as a percentage of earnings before income taxes.

NET EARNINGS
  Net earnings increased $730,000. Excluding the effect of the settlement of the Pepsi litigation, net earnings increased $1,750,000, or 12.4% and diluted earnings per share increased from $.53 to $.59.

LIQUIDITY AND CAPITAL RESOURCES

  Twenty-two Company-operated Steak n Shake restaurants and four franchised Steak n Shake restaurants were opened during the forty weeks ended July 7, 1999. In addition, the Company completed the purchase of five franchised Steak n Shake restaurants in Arkansas, Missouri and Tennessee. Subsequent to the end of the third quarter, six company-operated Steak n Shake restaurants were opened. Sixteen Company-operated units are currently under construction. For the forty weeks ended July 7, 1999, capital expenditures totaled $47,849,000 as compared to $37,176,000 for the comparable prior year period.

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

  During the forty weeks ended July 7, 1999, cash provided by operations totaled $23,761,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $13,608,000. During the forty weeks ended July 1, 1998, cash provided by operations totaled $26,645,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $10,040,000. The increased proceeds from sales and leaseback transactions and other property disposals reflect the Company's increased use of sale and leaseback financing. At July 7, 1999 the Company had additional sale and leaseback properties under contract which, when closed, will generate approximately $8,354,000 in proceeds.

  Net cash provided by financing activities for the forty weeks ended July 7, 1999, totaled $767,000. There were no net borrowings under the Company's $30,000,000 Revolving Credit Agreements (the "Revolving Credit Agreement") at July 7, 1999. During the forty weeks ended July 1, 1998, the Company borrowed $5,000,000 under its $50,000,000 ten-year Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"), to refinance a like amount which was payable under the prior senior note agreement.

  Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. On April 21, 1999, the Company amended the terms of its ten-year Senior Note Agreement and Private Shelf Facility increasing the borrowing capacity to $75,000,000 and extending the issuance period to April 21, 2002. As of July 7, 1999 the Company had outstanding $28,522,223 under the Senior Note Agreement. Consequently, the Company currently has borrowings of $46,477,777 available under the Senior Note Agreement at interest rates based upon market rates at the time of borrowing. The Company's Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points or the prime rate, at the election of the Company. During the second quarter of fiscal 1999, the Company amended the Revolving Credit Agreement to extend the maturity date to December 2000. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things, require the Company to maintain certain financial ratios.

YEAR 2000

   The Company has established a Company-wide program to prepare its information technology and non-information technology systems for Year 2000, including modification of the Company's computer systems and applications where necessary. The Company has utilized both internal and external resources to identify, modify and test the systems for Year 2000 compliance. The Company has completed the conversion of its financial accounting systems to compliant versions of the third party developed software and the software is currently in production. In addition, the Company has completed an assessment of its point of sale systems. The Company has satisfactorily tested the necessary solution and is currently in the process of implementing the necessary software installations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 broadly defines start-up activities as those one-time activities that relate to, among other activities, the opening of a new facility. The Company's current policy is to capitalize pre-opening costs, which represent costs incurred before a new restaurant opens, and then amortize those costs from the opening date over a one-year period. Under the new requirements for reporting costs of start-up activities, companies will be required to expense start-up costs as incurred. At July 7, 1999 and September 30, 1998, unamortized pre-opening costs were $4,343,000 and $2,818,000, respectively. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998.

  Upon adoption at the end of fiscal 1999, the Company will be required to write-off, retroactively to the beginning of fiscal 1999, the unamortized pre-opening cost balance of $2,818,000 at September 30, 1998 as a cumulative-effect change in accounting principle. Net of applicable income taxes, the one-time, non-cash cumulative-effect of the change in accounting principle will reduce fiscal 1999 net earnings by $0.07 per share. The Company will also be required to restate all prior quarters of fiscal 1999 upon adoption. Previously reported earnings per share for the second and third quarters of fiscal 1999 will be restated by $.01 and $.02 per share, respectively, resulting from an increase in preopening expenses arising from the change in accounting principle.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At July 7, 1999, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.

                           PART II. OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no shareholder actions during the third quarter of 1999.

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

                                       14


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

                  4.09     Fifth Amendment to Amended and Restated Credit
                           Agreement by and between Consolidated Products, Inc.
                           and Bank One, Indianapolis, N.A. dated February 24,
                           1999. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report in Form 10-Q for the fiscal quarter ended April 14, 1999).

                  4.10     Amendment To Note Purchase and Private Shelf
                           Agreement by and between Consolidated Products, Inc.
                           and The Prudential Insurance Company of America dated as of April 21, 1999 related to senior note agreement and private shelf facility. (Incorporated by reference to the Exhibits to the Registrant's
                           Quarterly Report in Form 10-Q for the fiscal quarter ended April 14, 1999).

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

                                       15


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

                  10.12    Consolidated Products, Inc. 1995 Employee Stock
                           Option Plan.(Incorporated by reference to the Appendix to the Registrant's definitive Proxy
                           Statement dated January 12, 1995 related to the 1995
                           Annual Meeting of Shareholders).

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 1999.


                                    CONSOLIDATED PRODUCTS, INC.
                                      (Registrant)

                                     /s/ GREGORY G. FEHR
                                     --------------------------
                                     By  Gregory G. Fehr
                                           Vice President and Controller
                                           On Behalf of the Registrant and as
                                           Principal Accounting Officer