Form 10-K
period 1999-09-29
CONSOLIDATED PRODUCTS INC /IN/
filed 1999-12-22
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 29, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________to _______________ .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of Common Stock held by persons not "affiliated" with the registrant, based on the closing price of the Common Stock as of December 10, 1999, was approximately $203,461,648.

The number of shares of Common Stock outstanding at December 10, 1999 was 26,666,683 (not adjusted for 10% stock dividend declared in December 1999).


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 PARTS OF FORM 10-K INTO WHICH
IDENTITY OF DOCUMENT                               DOCUMENT IS INCORPORATED

The definitive Proxy Statement to be filed with respect
to the 2000 Annual Meeting of Shareholders of Registrant       Part III

                                     PART I.

ITEM 1.    BUSINESS

GENERAL

The Company is engaged primarily in the ownership, operation and franchising of Steak n Shake restaurants through its wholly owned subsidiary, Steak n Shake, Inc. Founded in 1934 in Normal, Illinois, Steak n Shake is one of the oldest restaurant chains in the country. As of September 29, 1999, Steak n Shake had 278 Company-operated restaurants and 50 franchised restaurants, located in 15 midwestern and southeastern states. Steak n Shake restaurants are generally open 24 hours a day, seven days a week, and in addition to the core menu, offer a breakfast menu during breakfast hours. During fiscal 1999, lunch and dinner sales accounted for approximately 36% and 44% of sales, respectively, while breakfast and late night sales accounted for 7% and 13% of sales, respectively.

THE STEAK N SHAKE CONCEPT

Management's key concept strategies are to:

CAPITALIZE ON DISTINCT MARKET NICHE. Steak n Shake occupies a distinct niche in the restaurant industry. The restaurants offer full-service dining with counter and dining room seating, as well as drive-thru and carryout service. Counter and dining room sales represent approximately two-thirds of the sales mix while sales for off-premises dining represent approximately one-third of the sales mix. Unlike most fast-food restaurants, all food is freshly prepared, cooked-to-order in view of the customer and is served promptly on china with flatware and glassware by friendly wait staff. Steak n Shake's prices are considerably less than most casual dining concepts with an average check of approximately $5.40 per person, although the average check during the peak lunch and dinner hours is approximately $5.50 and $5.75, respectively. The Company believes that Steak n Shake offers a much more compelling value and higher quality level of core menu items than competitive fast food and casual dining chains.

FOCUS ON CORE MENU ITEMS WHILE OFFERING VARIETY. For over 65 years, Steak n Shake's menu has featured core items, which include Steakburgers, thin and crispy French fries and hand-dipped Milk Shakes. The Company believes that its focus on certain menu items has allowed it to serve consistent, high quality food, which, in turn, has built brand loyalty with its customers. Menu items are prepared in accordance with the Company's strict specifications using high quality ingredients such as 100% pure U.S. beef, including cuts of T-bone, strip and sirloin steaks, in its Steakburgers. Over the years, Steak n Shake has responded to changing customer tastes with greater menu variety without losing its focus or customer appeal, by making carefully planned menu additions such as chicken breast sandwiches, beef and chicken taco salads, desserts and various homestyle soups and salads.

EMPHASIZE CUSTOMER SATISFACTION. Steak n Shake's reputation and long-standing customer loyalty have been earned over many years by the consistent quality of the dining experience. The success of Steak n Shake depends on its employees' commitment to consistently exceed the customer's expectations. All restaurant employees participate in a formal training program that focuses on enhancing customer satisfaction and includes classroom and on-the-job instruction. Restaurant managers are required to complete a comprehensive eight-week training program on restaurant operating procedures, employee relations, and customer service. In order to ensure consistent execution of the Company's standards for service, self-stamped and addressed customer comment cards are placed in every restaurant, and management performs periodic on-site visits and formal inspections.

RESTAURANT DESIGN

Steak n Shake restaurants have a distinctive exterior appearance and interior decor. The exterior design of a Steak n Shake restaurant has the individual character of a branded logo, embracing building shape, awning detail, building graphics and pylon signage. The interior decor is reminiscent of the nostalgic diner era using chrome, glass, neon and tile in a contemporary manner. Food preparation takes place in view of the customer, as reflected by Steak n Shake's slogan, "In Sight It Must Be Right -Registered Trademark-". The kitchen area is designed to allow for efficiency of workflow, thereby minimizing the amount of space required.

All Steak n Shake restaurants are freestanding structures except for nine units, of which four are part of travel centers. Restaurants constructed prior to 1973 are similar in architectural style but differ in size resulting in seating capacities varying from 39 to 138 customers. Restaurants built since 1973 are generally 3,800 square feet in area and seat approximately 100 customers. The travel center units are located in complexes that typically include a fuel service area and a convenience store. These units are located on interstate highways and serve both the general traveler and truck traffic. The travel center unit exteriors and interiors are similar to those of the freestanding units.

EXPANSION STRATEGY

Controlled growth into new trade areas has been a focus over the last five years. For fiscal year 1999, 40 Company-operated units were opened. In addition, the Company completed the purchase of five franchised Steak n Shake restaurants.

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

During fiscal 1999, the Company opened units in Toledo, Cleveland, and Akron, Ohio as well as continuing growth plans for Cincinnati, Dayton and Columbus. The Company opened its first stores in the Detroit and Ann Arbor markets. Kansas City and the Gold Coast of Florida were also addressed as major new opportunities.

A second element of the Company's expansion is to link existing major Steak n Shake markets by developing Steak n Shake units along the connecting interstate highways. Since the beginning of fiscal 1995, 77 Company-operated and 23 franchised restaurants have been opened at locations along interstate highways.

Franchising is another element of the Company's expansion program. The Company's franchising program is designed to extend brand name recognition of Steak n Shake and derive additional revenues without substantial investment by the Company. As part of its continuing planning process, management reviews the relationship of the number of Company-operated to franchised restaurants and the selection of areas for development by the Company and by franchisees. The Company's expansion plan contemplates the controlled addition of franchised restaurants with the current franchisees. See "Franchising."

The Company expects to open 40 Steak n Shake restaurants in fiscal year 2000. The Company's five-year controlled growth plan for fiscal 2000 through 2004 calls for increasing the numbers of new Company-operated Steak n Shake units by 300. In addition to the 300 Company-operated units, the franchise system will add 50 units. The goal would be over 600 systemwide Steak n Shake restaurants by the end of fiscal 2004.

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

The Company's Vice President of Real Estate and the real estate managers identify and research sites for review by the Company's senior management prior to final authorization for purchase or lease approval. Upon identification of a site, its success including the potential return on investment is assessed by utilization of financial models, which evaluate the unit's projected sales and earnings. Management believes this detailed process, along with a critical approval path, ensures the management discipline and scrutiny necessary to acquire sites that have the most potential to meet the Company's required performance criteria.

RESTAURANT LOCATIONS

The following table lists, as of September 29, 1999, the locations of the 328 Steak n Shake restaurants, including 50 franchised, and the number of units in each state and the number of units in each city if more than one unit:

     FLORIDA (54)                  ILLINOIS (55)                  INDIANA (56)                    MISSOURI (54)
     Boynton Beach                 Alton                          Anderson                        Arnold
     Bradenton                     Aurora                         Avon                          * Branson
     Clearwater -- 2               Belleville                     Bloomington -- 3              * Cape Girardeau
     Daytona Beach                 Bloomington -- 2               Carmel -- 2                   * Columbia -- 2
     Gainesville -- 2              Bradley                      * Clarksville                     Eureka
     Jacksonville -- 2             Carbondale                     Columbus                      * Farmington
     Kissimmee                     Champaign                      Elkhart                         Fenton
     Lakeland -- 3                 Collinsville                 * Evansville -- 2                 Festus
     Lake Buena Vista              Danville -- 2                  Ft. Wayne -- 3                  Independence
     Lake Mary                     Decatur -- 2                   Goshen                        * Jefferson City
     Largo                         DeKalb                         Greenwood -- 2
     Leesburg                      Downers Grove                  Indianapolis -- 20              Joplin
     Merritt Island                East Peoria                    Kokomo -- 2                     Kansas City
     Ocala                         Edwardsville                   Lafayette -- 2                  Lees Summit
     Orange City                   Effingham                      Lebanon                       * Poplar Bluff
     Orlando -- 10                 Elgin                          Marion                        * Rolla
     Ormond Beach                  Fairview Heights               Merrillville                    St. Louis -- 33
     Oviedo                        Forsythe                       Michigan City                   Springfield -- 4
     Palm Coast                    Galesburg                      Mishawaka                       Sullivan
     Pensacola                     Glendale Heights               Muncie
     Port Charlotte                Gurnee                         Noblesville
     Port Richey                   Hoffman Estates                Plainfield                      GEORGIA (21)
     Sanford                     * Jacksonville                   Richmond                        Albany
     Sarasota                      Joliet -- 2                    Schererville                  * Atlanta -- 12
     Spring Hill                   Lake In the Hills              Seymour                       * Brunswick
     St. Petersburg -- 2         * Lincoln                        South Bend                      Columbus
     Stuart                        Marion                         Terre Haute                   * Dalton
     Tallahassee -- 2              Mattoon                        Valparaiso                      Macon -- 2
     Tampa -- 6                    McHenry                                                        Tifton
     Vero Beach                    Moline                         MICHIGAN (16)                   Valdosta
     West Melbourne                Mt. Vernon                     Battle Creek                    Warner Robins
     Wildwood                      Naperville                     Benton Harbor
     Winter Haven                  Normal -- 2                    Grand Rapids -- 3               TENNESSEE (13)
                                   O'Fallon                       Grandville                      Antioch
     KENTUCKY (12)                 Oswego                         Holland                       * Chattanooga -- 2
   * Bowling Green                 Pekin                          Jackson                         Clarksville
   * Elizabethtown                 Peoria -- 4                    Kalamazoo                       Cleveland
     Florence                      Peru                           Lansing -- 2                    Franklin
     Frankfort                   * Quincy                         Livonia                         Knoxville -- 2
     Lexington                     Rockford                       Portage                       * Memphis
   * Louisville -- 4               Rosemont                       Sterling Heights                Murfreesboro
   * Owensboro                   * Springfield -- 3               Waterford                       Nashville -- 3
     Paducah                       Tinley Park                    Ypsilanti
     Richmond                      Urbana -- 2                                                    KANSAS (3)
                                                                  NORTH CAROLINA (3)              Lawrence
     OHIO (32)                     IOWA (3)                     * Burlington                      Olathe
     Akron -- 2                    Davenport -- 2               * Charlotte                       Overland Park
     Brooklyn                      Waterloo                     * Greensboro
     Cincinnati -- 7
     Columbus -- 10                WISCONSIN (3)                   MISSISSIPPI (1)
     Dayton -- 5                   Janesville                   * Southaven
     Mansfield                     Madison
     Middletown                    Racine
     Milford
     Pickerington                  ARKANSAS (2)
     Sandusky                      Jonesboro
     Toledo                        Little Rock
     Troy


--------------
*    Franchised units.

RESTAURANT MANAGEMENT

The operations of the restaurants are the responsibility of the Senior Vice President of Operations and National General Manager, Vice President of Operations and Deputy National General Manager, nine division managers, forty-five district managers and the unit-level restaurant management teams.

The divisions and the number of units in each are as follows:

                                NUMBER OF
    DIVISION                      UNITS
    --------                  ---------------
    Missouri                        51
    Indiana                         49
    Illinois                        56
    Florida                         51
    Michigan                        15
    Ohio                            17
    Central Ohio                    17
    Tennessee                       12
    Southeastern                    10
                                 --------
                                   278


Division managers are responsible for the operations of the restaurants in the division as well as supervision of the division support team, which includes district managers, human resource managers, training managers, training supervisors, and maintenance and administration staff. District managers generally have responsibility for the operating performance of six to eight restaurants. The management team of a typical Steak n Shake restaurant consists of a general manager, a restaurant manager and three assistant managers. The number of assistant managers varies depending upon the volume of the unit.

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

Recruiting and hiring programs have been intensified to seek the qualified people required to support the Company's aggressive growth plan. In order to develop the talented bench strength for continued internal promotions; people development is one of the highest priorities of the Company. Regular organization-wide evaluations of individual development progress are routinely conducted. As part of the Company's commitment to improving its standards of execution, emphasis is placed upon strengthening the skills and capabilities of each restaurant team through innovative selection, development, evaluation, and reward systems. Employees are encouraged to learn new skills to foster their professional growth and to create greater opportunities for advancement.

Aggressive college recruitment programs to provide the future leadership for our growth is another major corporate priority. The Company has created a focus on a significantly intensified college recruiting effort to increase the Company's restaurant management quality and staffing levels, thereby providing the management bench strength to support the Company's growth program. The increased management staffing depth will also enhance the Company's ability to deliver dining experiences that exceed customers' expectations, as well, as reduce management turnover. The costs associated with the management recruiting and training programs are central to the continuation of excellent consumer value.

Initiatives are in place at selected Colleges, Universities and Technical Schools in Steak n Shake's markets to recruit, select and retain people who will become our future leaders. A cadre of recruiting professionals is in place to insure that the Steak n Shake opportunity is communicated to prospective candidates with the competitively desired inducements to join the Company.

The Company believes that offering competitive compensation, including Incentive Bonus Plans tied to performance goals for all levels of restaurant management personnel, is important to attracting and retaining competent and highly motivated managers. Awards under the incentive bonus plan are based upon attainment of defined operating performance standards. Accelerated growth continues as one of the Company's attractions by providing many new opportunities for qualified employees to grow within the organization. The Employee Stock Purchase Plan also provides an attractive opportunity for employees to purchase shares of the Company's stock at a discounted price and without the cost of any brokerage fees. This provides an enhanced opportunity for employees to become shareholders of the Company, invest in its future and share in the growth through their own initiatives.

TRAINING

Each restaurant team member participates in a formal training program that utilizes work station video presentations, training manuals, a scheduled evaluation process and recognition awards which signify proficiency in specific areas. This training process, which takes place within the restaurant, is continuously reinforced and monitored.

Steak n Shake's goal is to continue to develop strong restaurant management teams by providing carefully designed leadership training programs. Each geographic division designates specific restaurants where intensified on-the-job management training occurs under careful supervision by experienced restaurant managers. Restaurant managers are required to complete a comprehensive eight-week training program during which time they are instructed in subjects such as the standards of food quality and preparation, customer service and employee relations. Restaurant managers also are provided with video training presentations and operations manuals relating to food preparation, customer service standards, restaurant operation practices and Company procedures. During fiscal 1999, 833 individuals entered this training program, approximately 30% of whom were promoted from within the Company.

The general managers, together with division personnel, are responsible for hiring the hourly employees for each restaurant. Each restaurant employs approximately 40 to 80 hourly employees, many of whom work part-time. Prior to the opening of a restaurant, the Company's Division management assembles a team of experienced employees to train and educate the new employees. The training period for new employees lasts approximately two weeks and includes one week of general training prior to opening and one week of on-the-job supervision at the restaurant. Ongoing employee training remains the responsibility of the restaurant general manager under the supervision of a division training manager.

CUSTOMER SATISFACTION AND QUALITY CONTROL

Management believes that employee commitment to consistently exceed customer expectations is critical to the success of Steak n Shake. The Company intends to continue to develop and implement standards of execution that will result in the efficient delivery of high quality, great-tasting food served by friendly, competent wait staff.

Restaurant management is responsible for ensuring that the restaurants are operated in accordance with strict operational procedures and quality requirements. Compliance for Company-operated units is monitored through the use of customer comment cards, the mystery shopping program, periodic on-site visits and formal inspections by the division and district managers as well as division training personnel, and for franchised units through periodic inspections by the Company's franchise field operations personnel and the mystery shopping program. Unfavorable comment cards are responded to by division management.

PURCHASING AND DISTRIBUTION CENTER OPERATIONS

Steak n Shake operates a distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce and dairy products) and restaurant supplies are delivered to 96 Company-operated and 15 franchised restaurants located in parts of the Midwest. The Company's semi-trailers have the capability to handle refrigerated and frozen products along with dry goods in the same delivery trip. The remaining Steak n Shake restaurants, located primarily in the Southeast and parts of the Midwest, obtain food products and supplies, which meet the Company's quality standards and specifications from an independent distributor with locations in Tampa, Florida and Bloomington, Indiana.

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

RESTAURANT REPORTING

Systems and technology are essential for the management oversight needed to monitor Steak n Shake's high standards for quality and to achieve proper operating margins. Operational and financial controls are maintained through the use of point of sale systems in each restaurant, personal computers in the division offices and an automated data processing system at the corporate office. The management accounting system polls data from the point of sale system by way of local and wide area networks and generates daily reports of sales, sales mix, customer counts, check average, cash, labor and food cost. Inventories are taken of key products daily and of all products at the end of each four-week accounting period. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. The system is also utilized for financial and budget analysis, planning and analysis of sales by revenue center and product mix and labor utilization. New technology developments include the roll out of a touch screen point-of-sale system connected to a personal computer located in the restaurant. Planned system developments will include additional enhancements, such as sales forecasting and labor scheduling systems. Cash is controlled through frequent deposits in local bank operating accounts followed by transfers to the principal corporate operating account.

MARKETING

For over sixty-five years, our commitment to customer service satisfaction has been the most effective approach to attracting and retaining guests. Customer loyalty to the Steak n Shake brand coupled with locating multiple restaurants within a market area has enabled newer restaurants to become highly successful. Steak n Shake's marketing thrust is directed towards building brand loyalty and is not price driven or reliant on low price discount marketing. Value at Steak n Shake is based on exceeding our customers' expectations by delivering freshly prepared, cooked to order quality food with a unique taste that our friendly, well-trained staff serves promptly in an attractive, clean environment.

This niche value positioning is communicated to the consumer via a branded non-price differentiation marketing strategy. Television marketing platforms are product benefit directed, showing why Steak n Shake is superior to fast food alternatives with a fun, irreverent, tongue in cheek humorous approach. This "voice of the restaurant" defines a brand personality that recalls the nostalgic diner days when life was simpler, friendlier, and less stressful. By coupling this branding approach with real consumer benefits, existing guests are encouraged to visit more often and new guests are encouraged to try a Steakburger and a Shake. Print, outdoor, radio, and most other media forms are utilized, but the most effective and efficient media form remains television as it sells Steak n Shake with sight, sound, motion, and emotion. Television is able to telescope the time frame of deep consumer acceptance of the brand emotion to earn the brand loyalty position found in our core markets. In fiscal year 1999, the star waitress in the new Steak n Shake commercial was also the star of the hit movie, The Blair Witch Project. The public relations halo from this successful film allowed Steak n Shake to benefit from hundreds of thousands of dollars of free publicity.

Our web site at www.steaknshake.com provides a worldwide presence that effectively communicates the brand, the menu, our history, and location addresses by market. A strong emphasis on investor information allows potential investors to learn everything about Consolidated Products, Inc. including the latest public relations and financial information. The web site also serves as an effective recruiting tool.

Additional marketing activities designed to build brand awareness and loyalty, create new customer trials and introduce new products include quarterly freestanding newspaper inserts and seasonal in-store offerings centered around short-term, special promotions or product introductions. The fully integrated marketing program also utilizes menu clip-ons, table cards, ceiling danglers and signage. During fiscal 1999, the Company expended 2.9% of revenues on media and marketing materials.

FRANCHISING

GENERAL. The Company's franchising program is designed to extend its brand name recognition of Steak n Shake in areas where the Company has no current development plan, but yet serves the same general regions, and derive additional revenues without substantial investment by the Company. The Company contemplates the controlled addition of franchised restaurants over the next five years with a very selective screening standard.

As of September 29, 1999, the Company had 50 franchised Steak n Shake restaurants operated by 15 franchisees, located in Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina and Tennessee. These restaurants are located in areas contiguous to markets in which there are Company-operated restaurants. The Company currently has commitments from existing franchisees for the development of additional franchised restaurants. During fiscal 1999, the Company completed the purchase of five Steak n Shake restaurants previously operated by franchisees.

PRINCIPAL FRANCHISEES. Steak n Shake's principal franchise relationship includes an agreement with Kelley Restaurants, Inc., for the development of additional Steak n Shake restaurants in the Charlotte, North Carolina market over the next three years. In addition, Kelley Restaurants operates twelve Steak n Shake restaurants in the Atlanta Market. Kelley Restaurants, Inc. is controlled by E. W. Kelley, the Chairman of the Company.

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

OPERATIONS. All franchised restaurants are required, pursuant to their respective franchise agreements, to serve Steak n Shake approved menu items. In addition, although not required to do so, franchisees served by Steak n Shake's distribution center, purchase food, supplies and smallwares at Steak n Shake's cost, plus a markup to cover its cost of operation, including freight for delivery. Steak n Shake's point-of-sale systems are also available for purchase by franchisees. Access to these services enables franchisees to benefit from Steak n Shake's purchasing power and assists Steak n Shake in monitoring compliance with its standards and specifications for uniform quality. See "Purchasing and Distribution Center Operations".

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

FRANCHISING ASSISTANCE. In certain circumstances, the Company's financing subsidiary, SNS Investment Company, Inc., will assist qualified franchisees in financing the development of one or more franchised units by purchasing or leasing approved sites from third parties, constructing the restaurant and leasing or subleasing the finished facility to the franchisee. The lease terms and rentals, including a surcharge by the Company for administrative services, are negotiated based on prevailing real estate and construction rates in effect in the franchised area. Through September 29, 1999, seven restaurants had been financed through this subsidiary.

CONSOLIDATED SPECIALTY RESTAURANTS, INC. ("CSR")

CONCEPTS

CSR, a wholly owned subsidiary of the Company, operates eleven theme restaurants located in Illinois and Indiana. Eight of these restaurants are steakhouses operated under the name of Colorado Steakhouse. The restaurant's design theme is reminiscent of a Colorado log cabin and gives the ambiance and atmosphere of a Rocky Mountain lodge. The Colorado Steakhouse menu features steak and prime rib with limited non-beef alternatives, such as salmon, chicken and pork, as well as an array of delicious and popular salads. The narrow menu offering was designed to permit greater attention to quality and consistency in both food and service. The average dinner check approximates $15. All of the CSR restaurants also offer alcoholic beverages, which represent approximately 14% of CSR's sales.

The Company has substantially completed the capital investment required to develop this concept, and is in the process of refining and evaluating the operations of these restaurants. The Company does not intend to expand operations of CSR unless the existing restaurants demonstrate satisfactory levels of profitability and return-on-investment.

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

SEASONAL ASPECTS

The Company has substantial fixed costs, which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

EMPLOYEES

As of September 29, 1999, the Company had approximately 18,560 employees, of which 18,000 were employed by Steak n Shake and 560 by CSR. None of the employees is represented by a collective bargaining agreement. Approximately two-thirds of the Company's hourly employees are part-time.

The Company has experienced higher labor costs in part due to tight labor markets in many of the markets served by the Company. Wage rates increased by 5.6% during fiscal 1999 due to these tight labor markets. The Company has also experienced an increase in manager training costs of $1,100,000 results from the Company's significantly intensified manager recruiting programs.

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

The federal Americans with Disabilities Act prohibits discrimination in public accommodations and employment on the basis of disability. The Company builds all new restaurants to standards, which comply with the Act, and has reviewed its employment policies and practices for compliance with the Act.

GEOGRAPHIC CONCENTRATION

During fiscal 1999, approximately 63% of the Company's net sales were derived from four markets: St. Louis, Missouri (19%); Indianapolis, Indiana (16%); Central Florida (19%) and Chicago, Illinois (9%), respectively. As a result, the Company's results of operations may be materially affected by weather, economic or business conditions within these markets.

THE RESTAURANT INDUSTRY

Historically, the restaurant industry has been affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic factors and the type, number and location of competing restaurants. Although management believes that the Company has successfully responded to changes in the restaurant industry, in the future, factors such as inflation, increased food, labor and employee benefit costs and the lack of availability of qualified management personnel and hourly employees could adversely affect the restaurant industry in general and the Company's restaurants in particular.

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

STEAK N SHAKE, INC.

As of September 29, 1999, Steak n Shake operated 175 leased and 103 owned restaurants in Indiana, Illinois, Michigan, Missouri, Florida, Georgia, Iowa, Ohio, Kansas, Kentucky, Tennessee, Arkansas and Wisconsin. Steak n Shake restaurant leases for land and building typically are non-cancelable, have an initial term of 18 to 25 years and renewal terms aggregating twenty years or more and require Steak n Shake to pay real estate taxes, insurance and maintenance costs. Of these leases, 118 contain percentage of sales rental clauses in addition to base rent requirements.

Steak n Shake restaurants constructed prior to 1973 have a similar architectural style, seat 39 to 138 customers and occupy between 1,010 and 6,000 square feet. Restaurants built since 1973 are generally 3,800 square feet and seat approximately 100 customers.

Steak n Shake has lease obligations on 16 former restaurant locations in Georgia, Ohio, Illinois, and Kentucky, all of which have been subleased to others as of September 29, 1999. These obligations primarily relate to restaurant locations disposed of in the late 1970's, and the sublease rentals cover substantially all of the Company's obligations under the primary leases.

Steak n Shake also has a complex of three buildings located in Bloomington, Illinois, where it owns 38,900 square feet of office/warehouse space in two separate buildings, one of which has cold storage facilities, and leases a 26,300 square foot distribution center and division office facility. Steak n Shake also leases division offices in Orlando, Florida; Franklin, Ohio; Columbus, Ohio; Brighton, Michigan and Tallahasee, Florida and a division office and administrative facility in Indianapolis, Indiana. In addition, Steak n Shake owns a division office facility in St. Louis, Missouri. At September 29, 1999, Steak n Shake owns one restaurant location that has been leased to a third party. In addition, there were seven restaurants under construction and the Company owned two parcels of land, which are being held for future development.

CONSOLIDATED SPECIALTY RESTAURANTS, INC.

As of September 29, 1999, CSR operated eleven facilities in Illinois and Indiana, of which eight are leased facilities and three are owned. The leases for land and building are typically non-cancelable agreements with initial terms of 10 to 15 years and three five-year renewal terms. All of the leases except two have percentage of sales rental clauses in addition to base rent requirements. The leases require CSR to pay real estate taxes, insurance and maintenance costs. These units have approximately 6,000 to 8,000 square feet and seat 150 to 225 customers.

SNS INVESTMENT COMPANY, INC.

SNS Investment Company, Inc. ("SIC"), a wholly owned subsidiary of the Company, assists qualified franchisees with financing by purchasing or leasing land, constructing the restaurant and then leasing or subleasing the land and building to the franchisee. SIC leases the land and building for seven properties as the primary lessee. These leases typically have an initial term of 18 years and renewal options aggregating 20 years or more and require SIC to pay real estate taxes, insurance and maintenance costs. As of September 29, 1999, SIC had six land and building leases for properties located in Louisville and Elizabethtown, Kentucky; Chattanooga, Tennessee; Clarksville, Indiana and Columbia, Missouri which are being operated by franchisees pursuant to sublease agreements. All lease and sublease agreements between SIC and its franchisees specifically include triple net lease provisions whereby the franchisee is responsible for all real estate taxes, insurance and maintenance costs. Additionally, SIC also had a land and building lease for a property in Little Rock, Arkansas which was operated by Steak n Shake, Inc.

RESTAURANT LEASE EXPIRATIONS

Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:

                               NUMBER OF LEASES EXPIRING
                               -------------------------
     PERIOD                    SNS        CSR         SIC
     ------                    ---        ---         ---
   2000 - 2004                  3           2          0
   2005 - 2009                 14           3          0
   2010 - 2014                  3           1          0
   2015 - 2019                  5           1          0
   2020 - 2024                 19           0          0
   Beyond                     131           1          7
                            -----           -          -
                              175           8          7
                              ===           =          =


ITEM 3.    LEGAL PROCEEDINGS

On April 29, 1999, the Company settled the lawsuit filed on May 31, 1995 by the Pepsi-Cola Company ("Pepsi") against Steak n Shake, Inc. in the United States District Court for the Southern District of Indiana alleging that Steak n Shake had breached a ten-year contract with Pepsi. The Company recorded a one-time, non-recurring pretax charge of $1,600,000 or $.04 per share in the second quarter of fiscal 1999 related to the settlement of this lawsuit with Pepsi.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, positions held with the Company and its subsidiaries and the date on which service in such capacities began, of the executive officers of the Company and its subsidiaries:

      NAME                  AGE        POSITION WITH COMPANY                                         SINCE
      ----                  ---        ---------------------                                         -----
E.W. Kelley(1)(2)           82         Chairman --
                                         Consolidated Products, Inc.                                 1984
                                         Steak n Shake, Inc.                                         1984
                                         Consolidated Specialty Restaurants, Inc.                    1990
S. Sue Aramian(1)(3)        67         Vice Chairwoman --
                                         Consolidated Products, Inc.                                 1990
                                         Steak n Shake, Inc.                                         1990
                                         Consolidated Specialty Restaurants, Inc.                    1990
Alan B. Gilman(1)(2)        69         President and Chief Executive Officer --
                                         Consolidated Products, Inc.                                 1992
                                         Steak n Shake, Inc.                                         1992
                                       Vice Chairman --
                                         Consolidated Specialty Restaurants, Inc.                    1992
James W. Bear(3)            54         Senior Vice President, Administration and
                                       Finance and Treasurer --
                                         Consolidated Products, Inc.                                 1991
                                         Steak n Shake, Inc.                                         1991
                                         Consolidated Specialty Restaurants, Inc.                    1993
Kevin F. Beauchamp          42         Vice President --
                                         Consolidated Products, Inc.                                 1993
                                       Vice President and Deputy National General Manager --
                                         Steak n Shake, Inc.                                         1997
B. Charlene Boog(3)         67         Associate Vice President
                                         Consolidated Products, Inc.                                 1997
Kevin E. Dooley             56         Vice President --
                                         Steak n Shake, Inc.                                         1993
                                         Consolidated Specialty Restaurants, Inc.                    1993
Gregory G. Fehr             37         Vice President and Controller --
                                         Consolidated Products, Inc.                                 1997
                                         Steak n Shake, Inc.                                         1997
                                         Consolidated Specialty Restaurants, Inc.                    1997
Duane E. Geiger             37         Vice President and Assistant Treasurer --
                                         Consolidated Products, Inc.                                 1995
Robert L. Grimm(3)          47         Vice President --
                                         Consolidated Products, Inc.                                 1997
William H. Hart             50         Vice President --
                                         Steak n Shake, Inc.                                         1991
                                         Consolidated Specialty Restaurants, Inc.                    1990
Mary E. Ham                 51         Vice President and General Counsel --
                                         Consolidated Products, Inc.                                 1995
                                         Steak n Shake, Inc.                                         1995
                                         Consolidated Specialty Restaurants, Inc.                    1995
                                       Secretary  --
                                         Consolidated Products, Inc.                                 1999
                                         Steak n Shake, Inc.                                         1999
                                         Consolidated Specialty Restaurants, Inc.                    1999


Gary T. Reinwald            51         Senior Vice President --
                                         Consolidated Products, Inc.                                 1996
                                       Senior Vice President and National General Manager -
                                         Steak n Shake, Inc.                                         1996
James E. Richmond           61         Vice President --
                                         Consolidated Products, Inc.                                 1986
                                         Steak n Shake, Inc.                                         1986
                                         Consolidated Specialty Restaurants, Inc.                    1996
Gary S. Walker              39         Senior Vice President --
                                         Consolidated Products, Inc.                                 1998
                                         Steak n Shake, Inc.                                         1998
                                         Consolidated Specialty Restaurants, Inc.                    1998
Victor F. Yeandel           43         Vice President --
                                         Consolidated Products, Inc.                                 1995


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

Ms. Aramian has been Vice Chairwoman since 1990 and a Director since 1981. She served as Secretary in 1995 to 1999 and as Vice President from 1984 to 1990. Ms. Aramian has been a Managing General Partner of Kelley & Partners, Ltd. since 1974 and is importantly involved in all administrative matters including related companies. Prior to 1981, Ms Aramian was an executive officer of Fairmont Foods Company.

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

Ms. Boog was elected Associate Vice President in 1997. Prior thereto, she served as Assistant Vice President and Assistant Secretary from 1991 to 1997. Ms Boog is also a Vice President of Kelly & Partners, Ltd.

Mr. Dooley joined Steak n Shake and CSR as Vice President in 1993 and is responsible for engineering and construction. Prior thereto and since 1991, Mr. Dooley was a Director of Engineering with Wendys, Inc.

Mr. Fehr joined the Company as Vice President and Controller in April 1997. From 1993 to 1997, Mr. Fehr served in various controllership functions for Fruehauf Trailer Corporation, lastly as Vice President -- Corporate Controller.

Mr. Geiger was appointed Vice President, Information Systems, Financial Planning and Audit in 1995. From 1993 to 1995, Mr. Geiger served as Director of Financial Planning and Audit and Assistant Treasurer for the Company. Prior to such time, Mr. Geiger served in various capacities at Ernst & Young LLP, over a period of eight years, and ultimately served as a Manager. Mr. Grimm joined the Company as Vice President -- Human Resources in November 1997. For the previous twelve years, Mr. Grimm was an executive with May Department Stores Company. Lastly, he served as Corporate Vice President, Executive Development and Training.

Mr. Hart has been Vice President, Purchasing of Steak n Shake and CSR since 1991 and was Vice President of Operations of CSR from 1990 to 1991

Ms. Ham was appointed Vice President in December 1996, General Counsel in 1995 and Secretary in 1999. She served as Associate Secretary from 1994 to 1999. From 1994 to 1995, Ms. Ham served as the Company's Associate General Counsel for Real Estate and Franchising. From 1992 to 1994, Ms. Ham served as Associate City Attorney for the city of South Bend, Indiana

Mr. Reinwald was appointed Senior Vice President, Operations and National General Manager of Steak n Shake, Inc. in December 1996. Prior thereto, Mr. Reinwald was Vice President, Operations and National General Manager of Steak n Shake since 1983, and served in various capacities in the Company for 19 years prior to that date.

Mr. Richmond joined the Company as Vice President in 1986 and is responsible primarily for real estate.

Mr. Walker joined the Company as Senior Vice President in 1998 and is responsible for franchising, purchasing and distribution and legal matters and the general management of Consolidated Specialty Restaurants, Inc. From 1994 to 1998, Mr. Walker was Vice President of Marketing -- Home Care Division for DowBrands L.P. Prior thereto, Mr. Walker served in various brand management positions with The Proctor & Gamble Company.

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

                                    PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

MARKET PRICE RANGE/STOCK TRADING

The Common Stock of Consolidated Products, Inc. is traded on the New York Stock Exchange (NYSE) under the symbol COP. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal. The high and low closing sales prices for the Company's common stock, as reported on the New York Stock Exchange for each quarter of the Company's past two fiscal years, are shown below:

                                                    1999(1)                   1998(1)(2)
                                          ----------------------------------------------------

                                             HIGH             LOW          High          Low
                                             ----             ---          ----          ---
   First Quarter                          $ 16 9/16(2)     $ 11 1/2(2)  $ 12         $10 15/16
   Second Quarter                         $ 19             $ 14 1/2     $ 14 3/8     $11 1/2
   Third Quarter                          $ 18 1/16        $ 15 11/16   $ 15 9/16    $13 7/16
   Fourth Quarter                         $ 16 1/8         $  9 3/16    $ 15 7/16    $11 5/16


(1) THE SALES PRICES HAVE BEEN ADJUSTED TO REFLECT THE 10% STOCK DIVIDEND DECLARED IN DECEMBER 1999.
(2) THE SALES PRICES HAVE BEEN ADJUSTED TO REFLECT THE FIVE FOR FOUR STOCK SPLIT DECLARED IN DECEMBER 1998.

Subsequent to fiscal year end, a 10% stock dividend was declared on December 15, 1999, distributable on January 12, 2000 to shareholders of record on December 29, 1999. This information has been restated to reflect this stock dividend.

ITEM 6.    SELECTED FINANCIAL DATA
Consolidated Products, Inc.
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1999          1998           1997          1996          1995
---------------------------------------------------------------------------------------------------------------------------
                                                                      (53 weeks)
Systemwide Sales:
   Company                                               $ 360,836     $ 306,943     $ 262,669     $ 224,147      $ 186,740
   Franchise                                                80,381        79,960        72,642        62,600         39,521
                                                          -----------------------------------------------------------------
                                                         $ 441,217     $ 386,903     $ 335,311     $ 286,747      $ 226,261
                                                         ------------------------------------------------------------------
Statement of Earnings Data:
   Revenues                                              $ 366,451     $ 312,552     $ 268,184     $ 229,421      $ 190,133
   Earnings before cumulative effect of
     change in accounting                                $  18,713(1)  $  19,703     $  16,149     $  13,009      $  10,026
   Cumulative effect of change in accounting for
     pre-opening costs                                   $   1,751(1)         --            --           --              --
   Net earnings                                          $  16,962     $  19,703     $  16,149     $  13,009      $  10,026

Per Share Data: (2)
   Basic Earnings Per Common and Common
   Equivalent Share:
     Before cumulative effect of
       change in accounting                              $     .64 (1) $     .69     $     .60     $    0.50(3)   $    0.47(3)
     Cumulative effect of change in accounting
       for pre-opening costs                             $    (.06)(1) $      --     $      --     $       --     $      --
                                                         ------------------------------------------------------------------
     Basic earnings per share                            $     .58     $     .69     $     .60     $    0.50(3)   $    0.47(3)
                                                         ---------------------------------------------------------------------
   Diluted Earnings Per Common and
   Common Equivalent Share:
     Before cumulative effect of
       change in accounting                              $     .63 (1) $     .67     $     .59     $    0.49      $    0.40
   Cumulative effect of change in accounting for
       pre-opening costs                                 $    (.06)(1) $      --     $      --     $      --      $      --
                                                         ------------------------------------------------------------------
     Diluted earnings per share                          $     .57     $     .67     $     .59     $     .49      $     .40
                                                         ------------------------------------------------------------------

Diluted Weighted Average
   Shares and Equivalents (in thousands) (2)                29,579        29,228        27,337        26,676         26,197


Consolidated Products, Inc.
(ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1999          1998           1997          1996          1995
---------------------------------------------------------------------------------------------------------------------------
                                                                      (53 weeks)
Statement of Financial Position Data:
   Total assets                                          $ 210,472     $ 190,181     $ 168,294     $ 131,416      $  99,834
   Long-term debt:
     Obligations under capital leases                    $   2,748     $   4,000     $   5,376     $   6,957      $   8,263
     Revolving line of credit                                   --            --     $      --     $   4,000             --
     Senior note                                         $  24,482     $  27,216     $  29,261     $  25,000      $  20,000
   Shareholders' equity                                  $ 135,467     $ 115,350     $  92,950     $  57,829      $  42,615

Number of Restaurants:
   Steak n Shake:
     Company-operated                                          278           233           194           161            137
     Franchised                                                 50            51            55            47             34
                                                        -------------------------------------------------------------------
                                                               328           284           249           208            171
   Specialty Restaurants                                        11            11            11            11             10
                                                        -------------------------------------------------------------------
                                                               339           295           260           219            181
                                                        -------------------------------------------------------------------

Number of Employees                                         18,560        14,000        12,000        10,500          9,543

Number of Shareholders                                      12,236         7,922         6,292         4,655          3,882


(1) DURING 1999, THE COMPANY ADOPTED THE PROVISIONS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS STATEMENT OF POSITION 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES" RETROACTIVE TO THE FIRST QUARTER OF FISCAL 1999. THIS NEW ACCOUNTING STANDARD REQUIRES THE COMPANY TO EXPENSE ALL PRE-OPENING COSTS AS THEY ARE INCURRED. THE COMPANY PREVIOUSLY DEFERRED SUCH COSTS AND AMORTIZED THEM OVER THE ONE-YEAR PERIOD FOLLOWING THE OPENING OF EACH RESTAURANT. THE CUMULATIVE EFFECT OF THIS ACCOUNTING CHANGE, NET OF INCOME TAX BENEFIT, WAS $1.8 MILLION ($0.06 PER DILUTED SHARE). THE EFFECT OF THE ADOPTION OF THE NEW ACCOUNTING STANDARD WAS A REDUCTION IN THE COMPANY'S EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR FISCAL 1999 OF APPROXIMATELY $1.9 MILLION ($0.07 PER DILUTED SHARE).
(2) ALL FINANCIAL DATA HAS BEEN ADJUSTED RETROACTIVELY TO REFLECT THE 10% STOCK DIVIDEND DECLARED IN DECEMBER 1999.
(3) THE PERCENT INCREASE IN BASIC EARNINGS PER SHARE WAS LESS THAN THE INCREASE IN DILUTED EARNINGS PER SHARE DUE TO AN INCREASE THE NUMBER OF SHARES OUTSTANDING ARISING FROM THE CONVERSION OF THE COMPANY'S 10% SUBORDINATED CONVERTIBLE DEBENTURES INTO THE COMPANY'S COMMON STOCK EFFECTIVE APRIL 3, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 29, 1999, SEPTEMBER 30, 1998 AND SEPTEMBER 24, 1997)

     In the following discussion, the term "same store sales" refers to the sales of only those units open for at least six months prior to the beginning of the periods being compared and which remained open through the end of the fiscal period.

     The Company adopted the provision of American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities ("SOP 98-5") retroactive to the first quarter of fiscal 1999. This new accounting standard requires the Company to expense all pre-opening costs as they are incurred. The Company previously deferred such costs and amortized them over the one-year period following the opening of each restaurant.

IMPACT OF UNUSUAL ITEMS IN FISCAL 1999

     Fiscal 1999 earnings include the effect of the change in accounting for pre-opening costs and a nonrecurring charge of $1,600,000 related to the settlement of a lawsuit with Pepsi-Cola Company. The following table sets forth a reconciliation of earnings excluding the effects of pre-opening costs and the settlement of litigation charge for the years indicated (dollars in thousands).

                                                                         1999              1998              1997
                                                                 -------------------------------------------------------
Earnings  before income taxes and cumulative
       effect of change in accounting                            $     28,793      $     30,928      $     25,574
Pre-opening costs -- as previously stated                               4,598             3,231             3,476
Pre-opening costs -- restatement effect                                 2,985                --                --
Settlement of litigation                                                1,600                --                --
                                                                 -------------------------------------------------------
Earnings before income taxes, cumulative effect
       of change in accounting, pre-opening
       costs and settlement of litigation                        $     37,976      $     34,159      $     29,050
                                                                 -------------------------------------------------------


RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

                                                                               1999              1998              1997
                                                                       ------------------------------------------------------
                                                                                              (53 weeks)
Revenues
     Net sales                                                               98.5%             98.2%             97.9%
     Franchise fees                                                            .9               1.1               1.2
     Other, net                                                                .6                .7                .9
                                                                       ------------------------------------------------------
                                                                            100.0             100.0             100.0
                                                                       ------------------------------------------------------

Costs and Expenses
     Cost of sales                                                           25.3(1)           25.5(1)           26.4(1)
     Restaurant operating costs                                              47.2(1)           46.3(1)           44.9(1)
     General and administrative                                               7.1               7.6               7.9
     Depreciation and amortization                                            3.9               4.0               4.0
     Rent                                                                     3.8               3.2               3.1
     Marketing                                                                2.9               3.1               3.0
     Interest                                                                  .5                .8               1.3
                                                                       ------------------------------------------------------

Earnings Before Income Taxes, Cumulative Effect of Change
     In Accounting, Pre-opening Costs and Settlement of Litigation           10.4              10.9              10.8

     Pre-opening costs -- as previously recorded                              1.3(2)            1.0               1.3
     Pre-opening costs -- restatement effect                                   .8(2)
     Settlement of litigation                                                  .4                --                --
                                                                       ------------------------------------------------------

Earnings Before Income Taxes and Cumulative
     Effect of Change In Accounting                                           7.9               9.9               9.5

Income Taxes                                                                  2.8               3.6               3.5
                                                                       ------------------------------------------------------

Earnings Before Cumulative Effect of
     Change in Accounting                                                     5.1               6.3               6.0
     Cumulative Effect of Change in Accounting for
     Pre-opening Costs, Net of Income Taxes                                    .5(2)             --                --
                                                                       ------------------------------------------------------

Net Earnings                                                                  4.6%              6.3%              6.0%
                                                                       ------------------------------------------------------


(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

(2) During 1999, the Company adopted the provisions of SOP 98-5, retroactive to the first quarter of fiscal 1999. This new accounting standard requires the Company to expense all pre-opening costs as they are incurred. The company previously deferred such costs and amortized them over the one-year period following the opening of each restaurant. The cumulative effect of this accounting change, net of income tax benefit, was $1.8 million ($0.06 per diluted share). The effect of the adoption of the new accounting standard was a reduction in the Company's earnings before cumulative effect of change in accounting for fiscal 1999 of approximately $1.9 million ($0.07 per diluted share).

COMPARISON OF YEAR ENDED SEPTEMBER 29, 1999 TO YEAR ENDED SEPTEMBER 30, 1998 (53 WEEKS)

REVENUES

     Net sales increased $53,893,000 to $360,836,000, or 17.6%, due to an increase in Steak n Shake net sales. The $54,920,000 increase, or 18.9%, in net sales of Steak n Shake was due to the opening of new units (non-same stores) and a 4.0% increase in same store sales. Exclusive of the extra week of sales in 1998, net sales increased $60,046,000, or 20.0%. The number of Company-operated Steak n Shake restaurants increased 19% to 278 at September 29, 1999 as compared to 233 at September 30, 1998. The increase in same store sales was attributable to a 3.0% increase in check average and a 1.0% increase in customer counts. Steak n Shake initiated price increases of approximately 1.0% and 3.0% in the second and fourth quarters of fiscal 1999, respectively. Steak n Shake same store sales improved each quarter during fiscal 1999 with the fourth quarter same store sales being up 4.9%.

COSTS AND EXPENSES

     Cost of sales increased $13,078,000, or 16.7%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 25.3% from 25.5%, primarily as a result of menu price increases.

     Restaurant operating costs increased $28,403,000, or 20.0%, due to increased labor costs and other operating costs resulting primarily from the higher sales volume and an increase in manager training costs over the prior year. Restaurant operating costs, as a percentage of net sales, increased to 47.2% from 46.3%. The higher labor costs were the result of a 5.6% increase in wage rates arising from tight labor markets. The increase in manager training costs of $1,100,000 results from the Company's significantly intensified manager recruiting programs. The goal of the recruiting effort is to increase the Company's restaurant management quality and staffing levels to 105% staffed, thereby providing the management bench strength to support the Company's growth program. The Company's recruiting efforts are focused on identifying growth employees from within for promotion to restaurant manager positions, as well as aggressive college based recruiting. The increased management staffing depth will also enhance the Company's ability to deliver dining experiences that exceed customer's expectations. Increased manager staffing will also reduce manager turnover.

     General and administrative expenses increased $2,490,000, or 10.5%. The increase in expenses was primarily attributable to personnel related costs, which included costs related to additional staffing in connection with the development of new restaurants, and other costs resulting from the increased number of restaurants. In addition, the Company experienced higher expenses related to the significantly intensified manager recruiting programs. As a percentage of revenues, general and administrative expenses decreased to 7.1% from 7.6%.

     The $1,580,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1998.

     Rent expense increased $4,038,000, or 40.5%, as a result of an increased use of sale/leaseback financing involving 46 properties since the beginning of fiscal 1998 and a net increase in the number of other leased properties, including leases related to the thirteen franchised Steak n Shake units purchased in 1999 and 1998.

     Marketing expense increased $1,028,000, or 10.7%. As a percentage of revenues, marketing expense decreased to 2.9% from 3.1%.

     Pre-opening costs increased in fiscal 1999 due to the adoption of SOP 98-5 which resulted in pre-opening costs being charged to expense as incurred. During 1998 and prior years, pre-opening costs were deferred and amortized over the one-year period following the opening of each restaurant. Excluding the one-time cumulative effect, the adoption of SOP 98-5 reduced the Company's earnings before income taxes and cumulative effect of change in accounting for fiscal 1999 by $3.0 million and reported net earnings for fiscal 1999 by approximately $1.9 million ($0.07 per diluted share). In addition, the increase in pre-opening costs is attributable to the timing of the number of new units and higher levels of per unit pre-opening costs, particularly with respect to units opened in new markets.

     Interest expense decreased $536,000 as a result of decreased borrowings during fiscal 1999. The Company utilized proceeds from sale/leaseback financing to fund its growth in 1999.

     The Company recorded a one-time, nonrecurring charge of $1,600,000 in the second quarter of fiscal 1999 related to the settlement of a lawsuit with Pepsi-Cola Company.

INCOME TAXES

     The Company's effective income tax rate decreased to 35.0% from 36.3% principally as a result of lower state income taxes and higher federal tax credits as a percentage of earnings before income taxes. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR PRE-OPENING COSTS

     The cumulative effect of the change in accounting for pre-opening costs, net of income tax benefit, was $1,750,000 ($0.06 per diluted share). This new accounting standard accelerated the Company's recognition of pre-opening costs, but benefits the post-opening results of new restaurants.

NET EARNINGS

     Net earnings increased 10% to $21,663,603 exclusive of the effect of the Pepsi litigation charge and the effect of the change in accounting for pre-opening costs. Net earnings decreased $2,740,000 to $16,962,226 primarily as a result of the adoption of SOP 98-5 and the $1,600,000 charge related to the settlement of the Pepsi litigation.

COMPARISON OF YEAR ENDED SEPTEMBER 30, 1998 (53 WEEKS) TO YEAR ENDED SEPTEMBER 24, 1997

REVENUES

     Net sales increased $44,274,000 to $306,943,000, or 16.9%, due to an increase in Steak n Shake net sales. The $44,461,000 increase, or 18.1%, in net sales of Steak n Shake was due to the opening of new units (non-same stores) and a .3% increase in same store sales, in addition to an extra week of sales in 1998. The number of Company-operated Steak n Shake restaurants increased 20% to 233 at September 30, 1998 as compared to 194 at September 24, 1997. The increase in same store sales was attributable to a 2.5% increase in check average partially offset by a 2.2% decrease in customer counts. Steak n Shake initiated price increases of approximately 1.0% in March 1997, October 1997 and March 1998. Steak n Shake same store sales improved each quarter during fiscal 1998 with the fourth quarter same store sales being up 2.7%. After excluding units in close proximity (generally three miles) to the new units opened, Steak n Shake same store sales increased 1.9% for fiscal 1998.

     Franchise fees increased $196,000 to $3,355,000 as a result of higher franchised unit sales volumes partially offset by a decrease in initial and renewal franchise fees. Six franchised units opened in fiscal 1998 compared to eight franchised units in fiscal 1997 and two franchised units were closed during fiscal 1998. On December 22, 1997, the Company completed the purchase of eight franchised Steak n Shake restaurants in southern Georgia and northwest Florida.

COSTS AND EXPENSES

     Cost of sales increased $8,953,000, or 12.9%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 25.5% from 26.4%, primarily as a result of the higher level of Company-operated restaurant sales in relation to product sales to franchisees and menu price increases.

     Restaurant operating costs increased $24,168,000, or 20.5%, due to increased labor costs and other operating costs resulting primarily from the higher sales volume. Restaurant operating costs, as a percentage of sales, increased to 46.3% from 44.9%. The higher labor costs were the result of an increase in the average hourly employee rate, due in part to increases in minimum wage on September 1, 1997, increases in management labor and higher costs associated with recruiting and training unit level restaurant management arising from new restaurant development and management turnover. The higher other operating costs were the result of an increase in repair and maintenance, utility and supply costs.

     General and administrative expenses increased $2,364,000, or 11.1%. The increase in expenses was primarily attributable to personnel related costs, which included costs related to additional staffing in connection with the development of new restaurants. As a percentage of revenues, general and administrative expenses decreased to 7.6% from 7.9%.

     The $1,857,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1997.

     Rent expense increased $1,552,000, or 18.4%, as a result of an increased use of sale/leaseback financing involving 37 properties since the beginning of fiscal 1997 and a net increase in the number of other leased properties, including eight franchised Steak n Shake units purchased in fiscal 1998.

     Marketing expense increased $1,478,000, or 18.2%. As a percentage of revenues, marketing expense increased slightly to 3.1% from 3.0%.

     The $245,000 decrease in the amortization of pre-opening costs was attributable to the timing of the number of new Company-operated units opened in fiscal 1998 as compared to fiscal 1997.

     Interest expense decreased $1,113,000 as a result of decreased borrowings during fiscal 1998 under the Company's revolving line of credit facility as a result of the paydown of this credit facility with the proceeds of an equity offering in the fourth quarter of fiscal 1997 and the increased use of sale/leaseback financing.

INCOME TAXES

     The Company's effective income tax rate decreased to 36.3% from 36.9% principally as a result of lower state income taxes and higher federal tax credits. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

NET EARNINGS

     Net earnings increased $3,554,000, or 22.0%, primarily as a result of the increase in Steak n Shake's operating earnings and lower interest expense and income taxes. Diluted earnings per share increased from $.59 to $.67.

EFFECTS OF GOVERNMENTAL REGULATIONS AND INFLATION

     Since most of the Company's employees are paid hourly rates related to federal and state minimum wage laws, increases in the legal minimum wage directly increase the Company's operating costs. Inflation in food, labor and other operating costs directly affects the Company's operations.

YEAR 2000 ISSUE

     The Company has established a Company-wide program to prepare its information technology and non-information technology systems for Year 2000, including modification of the Company's computer systems and applications where necessary. The Company has utilized both internal and external resources to identify, modify and test the systems for Year 2000 compliance. The Company has completed the conversion of its financial accounting systems to compliant versions of the third party developed software and the software is currently in production. In addition, the Company has completed the necessary software and hardware upgrades to make its point of sale systems Year 2000 compliant.

     Formal communications have been made with all significant suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy the Year 2000 problem. Unless public suppliers of water, electricity and natural gas are disrupted for a substantial period of time (in which the Company's business may be materially adversely affected), the Company currently believes that its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not Year 2000 compliant. Information has been provided to franchisees regarding the potential risks associated with the Year 2000 problem.

     The Company currently believes that, with the purchases of new software and hardware modifications to existing software and hardware, any internal Year 2000 compliance issues have been remedied and will not pose significant operational problems for the Company's computer systems as so modified and converted. Further, the Company believes that the costs solely related to addressing Year 2000 compliance issues will not have a material effect on the Company's earnings or financial condition. However, uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance. The Company intends to continue to make efforts to ensure that third parties with whom it has relationships are Year 2000 compliant, as well as, develop contingency plans, including alternative suppliers or service providers. Any Year 2000 compliance problem of either the Company or its suppliers (to the extent alternative suppliers are not available on a timely basis) could possibly result in disruptions and unexpected business problems and could have a material adverse effect on earnings or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     Forty Company-operated Steak n Shake restaurants and four franchised Steak n Shake restaurants were opened during the fiscal year. In addition, the Company completed the purchase of five franchised Steak n Shake restaurants. For fiscal 1999, capital expenditures totaled $66,974,000 as compared to $51,430,000 and $52,229,000 during fiscal 1998 and 1997, respectively.

     The Company expects to open 40 Steak n Shake restaurants in fiscal year 2000. Annually, as part of the Company's ongoing planning process, management will evaluate the current year's development plan to determine the number of units to be opened in subsequent fiscal years. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment for fiscal 1999 was $1,480,000. The Company intends to fund capital expenditures and meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties and bank borrowings.

     Cash provided by operations in fiscal 1999 totaled $33,354,000 while cash generated by sale and leaseback transactions and other disposals of property totaled $19,655,000. Cash provided by operations in fiscal 1998 and 1997 totaled $36,654,000 and $30,196,000, respectively. Cash generated by sale and leaseback transactions and other disposals in fiscal 1998 and 1997 totaled $31,906,000 and $11,534,000, respectively. At September 30, 1999 the

Company had additional sale/leaseback properties under contract which, when closed, will generate $6,011,000 in proceeds.

     Net cash used in financing activities during fiscal 1999 totaled $684,000. There were no borrowings under the Company's $30,000,000 Revolving Credit Agreement ("Revolving Credit Agreement") during fiscal 1999. Net cash used in financing activities during fiscal 1998 totaled $1,172,000. During fiscal 1998, the Company borrowed $5,000,000 under its $50,000,000 ten-year Senior Note Agreement and Private Shelf Facility ("Senior Note"), the proceeds of which were utilized to refinance a like amount under the prior senior note agreement. Net cash generated by financing activities totaled $12,536,000 during fiscal 1997 including the net proceeds of the sale of 1,000,000 shares of common stock of approximately $16,616,000. The proceeds were used to repay all outstanding borrowings under the Revolving Credit Agreement.

     Borrowings under the Senior Note bear interest at an average fixed rate of 7.6%. On April 21, 1999, the Company amended the terms of its Senior Note increasing the borrowing capacity to $75,000,000 and extending the issuance period to April 21, 2002. As of September 29, 1999, the Company had outstanding borrowings of $27,216,000 under the Senior Note. Consequently, the Company has borrowings of $47,784,000 available under the Senior Note at interest rates based upon market rates at the time of borrowing. The Company's Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. During the second quarter of 1999, the Company amended the Revolving Credit Agreement to extend the maturity date to December 2000. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things require the Company to maintain certain financial ratios.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At September 29, 1999, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.

     The Company purchases certain commodities which are generally purchased based upon market prices established with vendors. Purchase arrangements for items such as french fries, chili beans and coffee may contain contractual features that limit the price paid by establishing certain price floors or caps. Since commodity price aberrations are generally short term in nature the Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS
------------------------------------------------------------------------------
Consolidated Products, Inc.
(Years ended September 29, 1999, September 30, 1998 and September 24, 1997)

                                                                        1999                1998                 1997
                                                             -------------------------------------------------------------
                                                                                          (53 weeks)
Revenues:
     Net sales                                                      $360,835,778         $306,942,834         $262,668,556
     Franchise fees                                                     ,364,769            3,355,073            3,158,634
     Other, net                                                        2,250,802            2,254,485            2,357,216
                                                                    ------------------------------------------------------
                                                                     366,451,349          312,552,392          268,184,406
                                                                    ------------------------------------------------------
Costs and Expenses:
     Cost of sales                                                    91,272,265           78,194,622           69,241,320
     Restaurant operating costs                                      170,400,459          141,997,185          117,828,980
     General and administrative                                       26,105,360           23,615,535           21,251,502
     Depreciation and amortization                                    14,127,339           12,547,067           10,690,410
     Rent                                                             14,020,175            9,982,146            8,430,115
     Marketing                                                        10,640,516            9,612,099            8,134,422
     Interest                                                          1,909,473            2,445,221            3,558,098
                                                                    ------------------------------------------------------
                                                                      37,975,762           34,158,517           29,049,559

  Pre-opening costs (See Change in Accounting Note)                    7,583,106            3,230,818            3,475,728
  Settlement of litigation                                             1,600,000                   --                   --
                                                                    ------------------------------------------------------
Earnings Before Income Taxes and Cumulative Effect
     Of Change in Accounting                                          28,792,656           30,927,699           25,573,831
Income Taxes                                                          10,080,000           11,225,000            9,425,000
                                                                    ------------------------------------------------------
Earnings Before Cumulative Effect of
     Change in Accounting                                             18,712,656           19,702,699           16,148,831
Cumulative Effect of Change in Accounting
     For Pre-opening Costs, Net of Income Taxes                        1,750,430                   --                   --
                                                                    ------------------------------------------------------
Net Earnings                                                        $ 16,962,226         $ 19,702,699         $ 16,148,831
                                                                    ------------------------------------------------------
Basic Earnings Per Common and
   Common Equivalent Share:
     Before cumulative effect of
       change in accounting                                         $        .64         $        .69         $        .60

     Cumulative effect of change in accounting
       for pre-opening costs                                        $       (.06)        $         --         $         --
                                                                    ------------------------------------------------------

     Basic earnings per share                                       $        .58         $        .69         $        .60
                                                                    ------------------------------------------------------

Diluted Earnings Per Common and
   Common Equivalent Share:
     Before cumulative effect of
       change in accounting                                         $        .63        $          .67       $          .59

     Cumulative effect of change in accounting
       for pre-opening costs                                        $       (.06)       $           --       $           --
                                                                    ------------------------------------------------------
     Diluted earnings per share                                     $        .57        $          .67       $          .59
                                                                    ------------------------------------------------------

Weighted Average Shares and Equivalents:
     Basic                                                            29,149,065           28,710,438           26,867,430
     Diluted                                                          29,579,311           29,227,943           27,336,815


SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------
Consolidated Products, Inc.(September 29, 1999 and September 30, 1998)

                                                                                  1999                   1998
                                                                             ------------------------------------
Assets:
     Current Assets
           Cash, including cash equivalents of $2,265,000 in 1999
             and $12,235,000 in 1998                                         $   4,005,187           $ 13,655,043
           Short term investments                                                       --              4,971,469
           Receivables                                                          11,100,108             10,766,170
           Inventories                                                           4,849,216              4,438,425
           Deferred income taxes                                                 1,133,000              1,135,000
           Other current assets                                                  3,989,204              5,406,682
                                                                             ------------------------------------
           Total current assets                                                 25,076,715             40,372,489
                                                                             ------------------------------------
     Property and Equipment
           Land                                                                 49,691,470             38,621,688
           Buildings                                                            41,799,306             36,001,904
           Leasehold improvements                                               45,079,229             43,275,522
           Equipment                                                            99,761,598             80,670,817
           Construction in progress                                             20,109,301             12,356,650
                                                                             ------------------------------------
                                                                               256,440,904            210,926,581
           Less accumulated depreciation and amortization                      (74,530,108)           (64,588,300)
                                                                             ------------------------------------
           Net property and equipment                                          181,910,796            146,338,281
                                                                             ------------------------------------

     Net Leased Property                                                         2,124,933              2,968,044
     Other Assets                                                                1,359,207                502,066
                                                                             ------------------------------------
                                                                             $ 210,471,651           $190,180,880
                                                                             ------------------------------------

Liabilities and Shareholders' Equity:
     Current Liabilities
           Accounts payable                                                  $  18,416,612           $  15,093,193
           Accrued expenses                                                     19,148,669              22,055,329
           Current portion of senior note                                        2,734,365               1,305,794
           Current portion of obligations under capital leases                   1,248,681               1,309,345
                                                                             ------------------------------------
           Total current liabilities                                            41,548,327              39,763,661
                                                                             ------------------------------------
     Deferred Taxes and Credits                                                  6,226,172               3,851,091
     Obligations Under Capital Leases                                            2,747,982               3,999,948
     Senior Note                                                                24,482,064              27,216,429

     Shareholders' Equity
           Common stock -- $.50 stated value, 50,000,000 shares
             authorized -- shares issued: 29,587,890 in 1999;
             26,491,497 in 1998                                                 14,793,945              13,245,749
           Additional paid-in capital                                          118,767,710              92,350,819
           Retained earnings (deficit)                                           7,452,544              14,284,714
           Less: Unamortized value of restricted shares                         (2,498,091)             (2,272,340)
           Treasury stock -- at cost: 207,210 shares in 1999;
             163,048 shares in 1998                                             (3,049,002)             (2,259,191)
                                                                             ------------------------------------
     Total shareholders' equity                                                135,467,106             115,349,751
                                                                             ------------------------------------
                                                                             $ 210,471,651           $ 190,180,880
                                                                             ------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 29, 1999, SEPTEMBER 30, 1998 AND SEPTEMBER24, 1997)

                                                                       1999              1998              1997
                                                                 --------------------------------------------------
                                                                                     (53 weeks)
Operating Activities:
     Net earnings                                                $  16,962,226     $  19,702,699     $   16,148,831
           Adjustments to reconcile net earnings
             to net cash provided by operating activities:
               Depreciation and amortization                        14,127,339        12,547,067         10,690,410
               Amortization of pre-opening costs                            --         3,230,818          3,475,728
               Cumulative effect of change in accounting for
                 pre-opening costs                                   1,750,430                --                 --
               Provision for deferred income taxes                   2,063,000         1,516,000            157,000
               Changes in receivables and inventories               (1,732,257)          553,634         (1,256,278)
               Changes in other assets                              (1,169,515)       (1,880,154)        (3,770,218)
               Changes in income taxes payable                        (617,241)         (121,733)         1,056,150
               Changes in accounts payable and accrued expenses      2,024,278         1,295,113          3,657,280
               (Gain) loss on disposal of property                     (54,693)         (189,846)            37,484
                                                                 --------------------------------------------------
     Net cash provided by operating activities                      33,353,567        36,653,598         30,196,387
                                                                 --------------------------------------------------

Investing Activities:
     Additions of property and equipment                           (66,974,269)      (51,429,949)       (52,228,883)
     Proceeds from sale of short term investments                    5,000,000                --                 --
     Purchase of short term investments                                     --        (4,971,169)                --
     Net proceeds from sale/leasebacks and other disposals          19,654,722        31,906,246         11,534,362
                                                                 --------------------------------------------------
     Net cash used in investing activities                         (42,319,547)      (24,494,872)       (40,694,521)
                                                                 --------------------------------------------------

Financing Activities:
     Proceeds from long-term debt                                           --         5,000,000          5,000,000
     Repayments of revolving line of credit                                 --                --         (4,000,000)
     Proceeds from equipment and property leases                       679,703           709,959            672,205
     Principal payments on debt and capital lease obligations       (2,224,696)       (7,486,655)        (5,945,151)
     Lease payments on subleased properties                           (680,099)         (680,944)          (741,103)
     Cash dividends paid in lieu of fractional shares                  (19,313)          (21,020)           (20,519)
     Proceeds from exercise of stock options and warrants              409,749           291,224            207,945
     Proceeds from stock offering                                           --                --         16,616,331
     Proceeds from employee stock purchase plan                      1,150,780         1,015,521            746,296
                                                                 --------------------------------------------------
     Net cash provided by (used in) financing activities              (683,876)       (1,171,915)        12,536,004
                                                                 --------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                    (9,649,856)       10,986,811          2,037,870
Cash and Cash Equivalents at Beginning of Year                      13,655,043         2,668,232            630,362
                                                                 --------------------------------------------------

Cash and Cash Equivalents at End of Year                         $   4,005,187     $  13,655,043     $    2,668,232
                                                                 --------------------------------------------------


SEE ACCOMPANYING NOTES.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 29, 1999, SEPTEMBER 30, 1998 AND SEPTEMBER 24, 1997)

                                                                                                Unamortized
                                                                       Additional    Retained     Value of
                                                           Common       Paid-In      Earnings    Restricted      Treasury Stock
                                                            Stock       Capital     (Deficit)     Shares        Shares      Amount
                                                          ------------------------------------------------------------------------
Balance at September 25, 1996                              7,022,743   51,766,742    1,262,066   (1,416,851)    78,288    (805,768)
   Net earnings                                                                     16,148,831
   Shares issued under stock option plan                      72,664      691,943
   Shares exchanged to exercise stock options                                                                   32,821    (540,360)
   Shares granted under Capital Appreciation Plan             32,625    1,101,094                (1,133,719)
   Shares forfeited under Capital Appreciation Plan                                                  28,135      3,465     (44,438)
   Shares issued in stock offering                           500,000   16,116,331
   Changes in unamortized value of shares
     granted under Capital Appreciation Plan                                                        682,453
   Tax benefit relating to stock plans                                    739,878
   Ten percent common stock dividend declared
     December 18, 1996 (1,402,298 shares)                    701,149   22,086,194  (22,787,343)
   Cash dividends paid in lieu of fractional shares                                    (20,519)
   Shares issued for Employee Stock Purchase Plan             29,267      717,029
   Five for four common stock split declared
     December 3, 1997 (4,150,580 shares)                   2,075,290   (2,075,290)
                                                          ------------------------------------------------------------------------

Balance at September 24, 1997                             10,433,738   91,143,921   (5,396,965)  (1,839,982)   114,574  (1,390,566)
   Net earnings                                                                     19,702,699
   Shares issued under stock option plan                      96,521      936,569
   Shares exchanged to exercise stock options                                                                   39,472    (743,269)
   Shares granted under Capital Appreciation Plan             41,100    1,449,387                (1,490,488)
   Shares forfeited under Capital Appreciation Plan                                                  85,920      9,750    (134,344)
   Changes in unamortized value of shares
     granted under Capital Appreciation Plan                                                        972,210
   Tax benefit relating to stock plans                                    487,398
   Cash dividends paid in lieu of fractional shares                                    (21,020)
   Shares issued form Employee Stock Purchase Plan            41,791      973,730
   Five for four common stock split declared
     December 1, 1998 (5,265,690 shares)                   2,632,845   (2,632,845)
   Other                                                        (246)      (7,341)                                (748)      8,988
                                                          ------------------------------------------------------------------------

Balance at September 30, 1998                             13,245,749   92,350,819   14,284,714   (2,272,340)   163,048  (2,259,191)
   Net earnings                                                                     16,962,226
   Shares issued under stock option plan                     111,896    1,087,662
   Shares exchanged to exercise stock options                                                                   44,162    (789,811)
   Shares granted under Capital Appreciation Plan             49,875    1,327,922                (1,377,797)
   Changes in unamortized value of shares
     granted under Capital Appreciation Plan                                                      1,152,046
   Tax benefit relating to stock plans                                    461,869
   Cash dividends paid in lieu of fractional shares                                    (19,313)
   Shares issued for Employee Stock Purchase Plan             51,283    1,099,497
   Ten percent common stock dividend declared
     December 15, 1999 (2,665,368 shares)                  1,332,684   22,442,399  (23,775,083)
   Other                                                       2,458       (2,458)
                                                          ------------------------------------------------------------------------

Balance at September 29, 1999                            $14,793,945 $118,767,710  $ 7,452,544  $(2,498,091)   207,210 $(3,049,002)
                                                          ------------------------------------------------------------------------


SEE ACCOMPANYING NOTES.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Consolidated Products, Inc.
(YEARS ENDED SEPTEMBER 29, 1999, SEPTEMBER 30, 1998 AND SEPTEMBER 24, 1997)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of Consolidated Products, Inc. (the "Company") include the accounts of Consolidated Products, Inc. (parent) and its wholly-owned subsidiaries. All intercompany items have been eliminated. The Company's fiscal year ends on the last Wednesday in September. As of September 29, 1999, the Company owned and operated, or franchised, 328 Steak n Shake restaurants, including 50 franchised, through its wholly-owned subsidiary Steak n Shake, Inc. and eleven casual dining theme restaurants through its wholly-owned subsidiary, Consolidated Specialty Restaurants, Inc. The Company's business constitutes a single operating segment pursuant to the provisions of Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information."

CASH, INCLUDING CASH EQUIVALENTS, AND SHORT TERM INVESTMENTS

     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents primarily consist of bank repurchase agreements, U.S. Government securities and money market accounts, all of which have maturities of three months or less. Short term investments at September 29, 1999 primarily consist of commercial paper all of which are available for sale. Cash equivalents and short term investments are carried at cost, which approximates market value.

RECEIVABLES

     At September 29, 1999 and September 30, 1998, receivables include $6,011,486 and $7,025,867, respectively, related to the cost of six and seven properties, respectively, for which sale and leaseback contracts have been entered into for the sale of these properties. Receivables are net of any related allowances.

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

EMPLOYEES' PROFIT SHARING PLAN

     The Consolidated Products, Inc. Employees' Profit Sharing Plan is a defined contribution plan covering substantially all employees of the Company after they have attained age 21 and completed one year of service. Contributions to the Plan, which are subject to the discretion of the Board of Directors, amounted to $1,565,000 for 1999, $1,545,000 for 1998 and $1,340,000 for 1997.

ADVERTISING EXPENSES

     Advertising costs are charged to expense as incurred.

USE OF ESTIMATES

     Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 until the Company's first quarter financial statements of fiscal 2001. The Company currently believes that the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations.

--------------------------------------------------------------------------------

CHANGE IN ACCOUNTING

     During 1999, the Company adopted the provisions of American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" retroactive to the first quarter of fiscal 1999. This new accounting standard requires the Company to expense all pre-opening costs as they are incurred. The Company previously deferred such costs and amortized them over the one-year period following the opening of each restaurant. The cumulative effect of this accounting change, net of income tax benefit, was $1.8 million ($0.06 per diluted share). This new accounting standard accelerates the Company's recognition of pre-opening costs, but benefits the post-opening results of new restaurants. The effect of the adoption of the new accounting standard was a reduction in the Company's earnings before cumulative effect of change in accounting for pre-opening costs for fiscal 1999 of approximately $1.9 million ($0.07 per diluted share).

STOCK SPLIT

     On December 1, 1998, the Company declared a five for four stock split distributable on December 28, 1998 to shareholders of record on December 14, 1998. Accordingly, all references in the consolidated financial statements and accompanying notes related to per share amounts, average shares outstanding and shareholders' equity have been adjusted retroactively to reflect the five for four stock split. Stock splits are accounted for through the reduction of paid-in capital at the par value of the shares issued.

INCOME TAXES

     The components of the provision for income taxes consist of the following:

                                                          1999              1998             1997
                                                     ------------------------------------------------
Current:
     Federal                                         $  6,722,000      $  8,109,000      $  7,853,000
     State                                              1,295,000         1,600,000         1,415,000
Deferred                                                2,063,000         1,516,000           157,000
                                                     ------------------------------------------------
Total income taxes                                   $ 10,080,000      $ 11,225,000      $  9,425,000
                                                     ------------------------------------------------


     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                          1999              1998             1997
                                                     ------------------------------------------------
Tax at U.S. statutory rates                          $ 10,077,000      $ 10,825,000      $  8,951,000
State income taxes, net of federal tax benefit            842,000         1,040,000           920,000
Employer's FICA tax credit                               (553,000)         (477,000)         (382,000)
Jobs tax credit                                          (253,000)         (163,000)          (29,000)
Other                                                     (33,000)               --           (35,000)
                                                     ------------------------------------------------
Total income taxes                                   $ 10,080,000      $ 11,225,000      $  9,425,000
                                                     ------------------------------------------------

     Income taxes paid totaled $8,791,000 in 1999, $10,129,000 in 1998 and
$8,202,000 in 1997.

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that will be in effect when the differences are expected to reverse. The components of the Company's net deferred tax (liability) asset consist of the following:

                                                          1999              1998
                                                     ------------------------------
Deferred tax assets:
     Insurance reserves                              $    949,000      $  1,434,000
     Capital leases                                       523,000           654,000
     Capital appreciation plans                           969,000           821,000
     Other                                                361,000           693,000
                                                     ------------------------------
           Total deferred tax assets                    2,802,000         3,602,000
                                                     ------------------------------
Deferred tax liabilities:
     Depreciation                                       4,304,000         3,254,000
     Restaurant pre-opening costs                              --           986,000
     Other                                                325,000           112,000
                                                     ------------------------------
           Total deferred tax liabilities               4,629,000         4,352,000
                                                     ------------------------------
Net deferred tax asset                                 (1,827,000)         (750,000)
Less current portion                                    1,133,000         1,135,000
                                                     ------------------------------
Long-term liability                                  $ (2,960,000)     $(1,885,000)
                                                     ------------------------------


------------------------------------------------------------------------------

LEASED ASSETS AND LEASE COMMITMENTS

                                                                                        1999            1998
                                                                                   ----------------------------
Leased property under capital leases, less accumulated amortization
   of $8,287,813 in 1999 and $8,084,607 in 1998                                    $1,745,671        $2,188,983
Long-term portion of net investment in direct financing leases                        379,262           779,061
                                                                                   ----------------------------
Net leased property                                                                $2,124,933        $2,968,044
                                                                                   ----------------------------


     The Company leases certain of its physical facilities under non-cancelable lease agreements. Steak n Shake restaurant leases typically have initial terms of eighteen to twenty-five years and renewal terms aggregating twenty years or more and Consolidated Specialty Restaurant leases typically have terms of ten to fifteen years and three five-year renewal terms. These leases require the subsidiaries to pay real estate taxes, insurance and maintenance costs. Certain leased facilities which are no longer operated by the subsidiaries, but have been subleased to third parties, are classified as non-operating properties in the table below of minimum future rental payments. Minimum future rental payments have not been reduced by minimum sublease rentals of $966,000 related to capital leases and $644,000 related to operating leases receivable in the future under non-cancelable subleases.

     At September 29, 1999, obligations under non-cancelable capital leases and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:

                                                   Capital Leases (000's)       Operating Leases (000's)
                                                   ----------------------       ------------------------
                                                              Non-                               Non-
                                               Operating   Operating               Operating   Operating
Year                                           Property    Property    Total       Property    Property
----                                           ---------------------------------------------------------
2000                                           $1,133      $  517      $1,650      $ 15,266    $  344
2001                                              836         350       1,186        15,043       231
2002                                              657          99         756        14,897        69
2003                                              555          --         555        14,721        --
2004                                              450          --         450        14,444        --
After 2004                                        520          --         520       135,849        --
                                               ------------------------------      ------------------
Total minimum future rental payments            4,151         966       5,117      $210,220    $  644
                                                                                   ------------------
Less amount representing interest                 996         124       1,120
                                               ------------------------------
Total obligations under capital leases          3,155         842       3,997
Less current portion                              813         436       1,249
                                               ------------------------------
Long-term obligations under capital leases     $2,342      $  406      $2,748
                                               ------------------------------


     During 1999 and 1998, the Company received net proceeds of $19,618,859 involving nineteen properties, and $30,871,822 involving twenty-seven properties, respectively, from sale and leaseback transactions. Since these leases are classified as operating, any related gains on the transactions have been deferred and are being amortized in proportion to the related gross rental charged to expense over the eighteen-year lease terms.

     Direct financing leases resulted from subleasing certain of the aforementioned leased facilities and the leasing of certain Company-owned facilities identified for disposal. Net investment in direct financing leases consists of:

                                                                                        1999            1998
                                                                                   ----------------------------
Total minimum lease payments to be received                                        $  965,909        $1,521,651
Less unearned income                                                                  187,211           358,677
                                                                                   ----------------------------
Net investment in direct financing leases                                             778,698         1,162,974
Less current portion included in receivables                                          399,436           383,913
                                                                                   ----------------------------
Long-term net investment                                                           $  379,262        $  779,061
                                                                                   ----------------------------


     At September 29, 1999, minimum annual lease payments on direct financing leases are receivable as follows: 2000-$508,000; 2001-$356,000 and 2002-$102,000.

------------------------------------------------------------------------------

DEBT
REVOLVING CREDIT AGREEMENT

     The Company's $30,000,000 Revolving Credit Agreement matures in December 2000 and bears interest at a rate based on LIBOR plus 75 basis points or the prime rate, at the election of the Company. The line of credit includes an option for conversion into a five-year term loan with a ten-year amortization schedule. There were no outstanding borrowings under the Revolving Credit Agreement as of September 29, 1999.

SENIOR NOTE

     On April 21, 1999, the Company amended the terms of its Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement") to increase the borrowing capacity to $75,000,000 and extend the issuance period to April 21, 2002. As of September 29, 1999, the Company had borrowings of $27,216,000 under its $75,000,000 Senior Note Agreement. Consequently, the Company has borrowings of $47,784,000 available under the Senior Note Agreement over the period ending April 21, 2002, at interest rates based upon market rates at the time of borrowing. As of September 29, 1999, outstanding borrowings under the Senior Note Agreement had an average interest rate of 7.6% and the amounts maturing subsequent to fiscal 1999 in each of the five years ending September 29 are as follows: 2000- $2,734,000; 2001- $3,960,000;
2002- $3,960,000; 2003-$4,322,000; 2004- $4,322,000. The Senior Note
Agreement is unsecured and contains restrictions which, among other things, require the Company to maintain certain financial ratios.

     Interest capitalized in connection with financing additions to property and equipment amounted to $835,000 and $672,000 in fiscal 1999 and 1998, respectively. Interest paid on all debt amounted to $2,254,000 in 1999 $2,938,000 in 1998, and $3,559,000 in 1997.

     The carrying amounts reported in the consolidated balance sheet of debt do not materially differ from their fair market value at September 29, 1999.

ACCRUED EXPENSES

                                             1999               1998
                                         ------------------------------
     Salaries and wages                  $  6,766,105      $  7,454,917
     Insurance                              2,553,044         3,415,840
     Property taxes                         4,093,404         3,771,869
     Other                                  5,736,116         7,412,703
                                         ------------------------------
                                         $ 19,148,669      $ 22,055,329
                                         ------------------------------

DEFERRED TAXES AND CREDITS

                                             1999               1998
                                         ------------------------------
     Income taxes                        $  2,960,000      $  1,885,000
     Gain on sale and leaseback
       transactions and other               3,266,172         1,966,091
                                         ------------------------------
                                         $  6,226,172      $  3,851,091
                                         ------------------------------

CAPITAL APPRECIATION PLANS

     The Capital Appreciation Plans established in 1994 and 1997 provide for tandem awards of Common Stock (restricted shares) and book units of up to 274,518 and 567,188 shares and related units, respectively. These awards are restricted for a period of three years and are returnable to the Company if the grantee is not employed (except for reasons of retirement, permanent disability or death) by the Company at the end of the period. The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share and the common stock dividends paid per share during the period, as adjusted for stock dividends/splits. The total value of the stock grant (based upon market value at the date of the grant) is debited to unamortized value of restricted shares and amortized to compensation expense ratably over the three-year period. The total number of shares and book units granted under the 1994 and 1997 Plans for which restrictions have not lapsed was 327,164 at September 29,1999; 335,982 at September 30, 1998 and 260,018 at September 24, 1997. At September 29, 1999, 240,022 shares were reserved for future grants. The average remaining period for which restrictions had not lapsed at September 29, 1999 was 1.86 years. The amount charged to expense under the Plans was $1,418,000 in 1999, $1,169,000 in 1998 and $846,000 in 1997.

------------------------------------------------------------------------------

STOCK OPTION PLANS

EMPLOYEE STOCK OPTION PLAN

     The 1997 Employee Stock Option Plan ("the 1997 Plan"), provides for the granting of 945,313 stock options. The 1997 Plan provides for the issuance of stock options exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire five years from the date of grant. Options were granted under the 1997 Plan to officers and key employees selected by the Stock Option Committee. As of September 29, 1999, 545,185 options have been granted under the 1997 Plan and 174,756 are exercisable.

     The 1995 Employee Stock Option Plan ("the 1995 Plan"), provides for the granting of 686,297 stock options. Options granted under the 1995 Plan are primarily incentive stock options exercisable on the same terms as the 1997 Plan. Options were granted under the 1995 Plan to officers and key employees selected by the Stock Option Committee. At September 29, 1999, 684,812 options have been granted under the 1995 Plan and 474,978 are exercisable.

     The 1992 Employee Stock Option Plan ("the 1992 Plan"), provides for the granting of 503,284 stock options. Options granted under the 1992 Plan are primarily incentive stock options exercisable on the same terms as the 1995 Plan. The options expire five years from the date of grant. Options were granted under the 1992 Plan to officers and key employees selected by the Stock Option Committee. All options have been granted under the 1992 Plan and 19,331 are exercisable.

     As of September 30, 1998, 748,298 options were available for grant and 587,178 options were exercisable. The following table summarizes the changes in options outstanding and related average prices under the 1997, 1995 and 1992 Plans:

                                                                  Weighted
                                                                  Average
                                                 Shares            Price
                                               ---------         ---------
Outstanding at September 25, 1996              1,002,557         $  5.07
     Fiscal 1997 Activity:
           Granted                               231,885            8.63
           Exercised                            (231,936)           2.98
           Canceled                              (16,192)           6.15
                                               ---------
Outstanding at September 24, 1997                986,314            6.38
     Fiscal 1998 Activity:
           Granted                               257,499           14.22
           Exercised                            (232,600)           3.88
           Canceled                              (16,188)           8.56
                                               ---------
Outstanding at September 30, 1998                995,025            8.95
     Fiscal 1999 Activity:
           Granted                               352,669           15.34
           Exercised                            (176,288)           4.72
           Canceled                               (5,969)          11.94
                                               ---------
Outstanding at September 29, 1999              1,165,437         $ 11.51
                                               ---------


NONEMPLOYEE DIRECTOR STOCK OPTION PLANS

     The Company's 1995, 1996, 1997, 1998 and 1999 Nonemployee Director Stock Option Plans provide for the grant of nonqualified stock options at a price equal to the fair market value of the Common Stock on the date of the grant. Options outstanding under each Plan are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire five years from the date of grant.

     An aggregate of 57,192 shares of Common Stock are reserved for the grant of options under the 1995 Plan. At September 29, 1999, all of the options authorized under the 1995 Plan have been granted at a price of $4.41. All options were exercised this year related to the 1995 Plan.

     An aggregate of 31,196 shares of Common Stock are reserved for the grant of options under the 1996 Plan. At September 29, 1999, all of the options authorized under the 1996 Plan have been granted at a price of $7.69 of which 19,967 are exercisable. No options have been canceled and 4,992 shares have been exercised since the inception of the 1996 Plan.

     An aggregate of 34,032 shares of Common Stock are reserved for the grant of options under the 1997 Plan. At September 29, 1999, all of the options authorized under the 1997 Plan have been granted at an average price of $8.47 of which 17,585 are exercisable. No options have been canceled and 3,403 shares have been exercised since the inception of the 1997 Plan.

     An aggregate of 25,782 shares of Common Stock are reserved for the grant of options under the 1998 Plan. At September 29, 1999, all of the options authorized under the 1998 Plan have been granted at a price of $11.20 of which 10,316 are exercisable. No options have been canceled or exercised since the inception of the 1998 Plan.

     An aggregate of 24,750 shares of Common Stock are reserved for the grant of options under the 1999 Plan. At September 29,1999, all of the options authorized under the 1999 Plan have been granted at a price of $12.09 of which 4,950 are exercisable. No options have been canceled or exercised since the inception of the 1999 Plan.

------------------------------------------------------------------------------

     The following table summarizes information about the exercise price for stock options outstanding at September 29, 1999 under the employee and nonemployee director stock option plans.

                                            Options Outstanding               Options Exercisable
                                            -------------------               -------------------
                                          Weighted
                                           Average         Weighted                           Weighted
      Range of          Number            Remaining         Average          Number            Average
      Exercise      Outstanding at       Contractual       Exercise      Exercisable at       Exercise
       Prices     September 29, 1999        Life             Price     September 29, 1999       Price
     -------------------------------------------------------------------------------------------------
     $ 5 - $10           611,655         1.72 years        $  7.90           474,176           $  7.72
     $10 - $15           357,325         3.67 years        $ 13.07           144,064           $ 13.13
     $15 - $20           303,817         4.43 years        $ 16.33           103,639           $ 16.12
     -------------------------------------------------------------------------------------------------
     $ 5 - $20         1,272,797         2.91 years        $ 11.36           721,879           $ 10.00


EMPLOYEE STOCK PURCHASE PLAN

     In February 1993, the shareholders approved a tax-qualified Employee Stock Purchase Plan, providing for a maximum of 125,821 shares of Common Stock per year for five years. In February 1998, the shareholders approved an amendment to the Employee Stock Purchase Plan providing for a maximum of 154,688 shares of Common Stock per year for an additional five years. Unissued shares in any given year are carried forward and are available to increase the annual maximum. The Plan is available to all eligible employees of the Company and its subsidiaries as determined by the Board of Directors and has a calendar plan year. Employees are able to purchase shares of Common Stock each year through payroll deductions from 2% to 10% of compensation up to a maximum allowable fair market value of $10,000 or 1,000 shares per year, whichever is less. The purchase price will be the lesser of 85% of the market price, as defined, on the first or last trading day of the plan year. During fiscal 1999 and fiscal 1998, 112,822 shares and 114,926 shares, respectively, were purchased and issued to employees.

STOCK-BASED COMPENSATION

     The Company measures stock-based compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" requires that the Company disclose pro forma information regarding net earnings and earnings per share as if the Company has accounted for its employee stock awards, consisting of stock options and stock issued pursuant to the Employee Stock Purchase Plan, granted subsequent to September 28, 1995, under the fair value method as defined by that statement. The fair value for these awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for fiscal 1999 and 1998: volatility factor of the expected market price of the Company's common stock of .51 in 1999 and .32 in 1998; expected option lives of 1-5 years; dividend yield of 0.0%; and a risk-free interest rate of 5.4% in 1999 and 5.5% in 1998. The weighted average fair value of options granted in 1999 and 1998 was $7.52 and $6.23, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options discussed below, are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net earnings may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected. The Company's pro forma information giving effect to the estimated compensation expense related to stock-based compensation is as follows:

                                                   1999               1998
                                               ------------------------------
Net earnings as reported                       $ 16,962,226      $ 19,702,699
Less pro forma compensation expense               1,554,495           931,449
                                               ------------------------------
Pro forma net earnings                         $ 15,407,731      $ 18,771,250
                                               ------------------------------
Diluted earnings per share as reported         $        .57      $        .67
Pro forma diluted earnings per share           $        .52      $        .64


------------------------------------------------------------------------------

RELATED PARTY TRANSACTIONS

     Kelley & Partners, Ltd. owned 2,034,106 shares, or 6.9%, of the Company at September 29, 1999. Additionally, certain of the partners, who also serve as officers and/or directors of the Company, collectively controlled 2,808,719 shares, or 9.6% of the Company's outstanding stock at September 29, 1999.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Diluted earnings per common and common equivalent share are computed by dividing net earnings by the weighted average number of common shares outstanding and common equivalent shares. Common equivalent shares include shares subject to purchase under stock options.

     Net earnings per common and common equivalent share and weighted average shares and equivalents have been restated to give effect to the five for four stock split declared on December 1, 1998 and distributed on December 28, 1998 to shareholders of record on December 14, 1998.

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share (adjusted for the five for four stock split declared in December 1998):

                                                                 1999               1998             1997
                                                           -------------------------------------------------
Weighted average shares outstanding - basic                  29,149,065        28,710,438         26,867,430
Share equivalents                                               430,246           517,505            469,385
                                                           -------------------------------------------------
Weighted average shares and equivalents - diluted            29,579,311        29,227,943         27,336,815
                                                           -------------------------------------------------
Net earnings for basic and diluted earnings per share
  computation                                              $ 16,962,226      $ 19,702,699       $ 16,148,831


SUBSEQUENT EVENT-STOCK DIVIDEND

     On December 15, 1999, the Company declared a 10% stock dividend distributable on January 12, 2000 to shareholders of record on December 29, 1999. References in the consolidated financial statements related to share amounts, per share amounts, average shares outstanding and shareholders' equity have been adjusted retroactively to reflect the 10% stock dividend.

QUARTERLY FINANACIAL DATA (UNAUDITED)


                                                                                     QUARTER(1)
                                                           FIRST              SECOND               THIRD             FOURTH
                                                   -------------------------------------------------------------------------
1999
Revenues                                           $  79,011,425       $ 104,047,488      $   88,478,583      $  94,913,850
Costs and Expenses                                 $  71,586,294       $  98,302,131(3)   $   79,973,499      $  87,796,771
Earnings Before Income Taxes and Cumulative
    Effect of Change in Accounting(2)              $   7,425,131       $   5,745,357      $    8,505,084      $   7,117,079
Earnings Before Cumulative Effect of
   Change in Accounting                            $   4,717,131       $   3,702,357      $    5,485,084      $   4,808,079

Net Earnings(2)                                    $   2,966,701       $   3,702,357      $    5,485,084      $   4,808,079

Diluted Earnings Per Commons and
   Common Equivalent Share:
   Earnings Before Cumulative Effect
       Of Change in Accounting(2)(4)               $         .16       $         .13      $          .18      $         .16

Net Earnings(2)(4)                                 $         .10       $         .13      $          .18      $         .16

1998
Revenues                                           $  65,169,897       $  91,140,048      $   72,533,128      $  84,000,242
Costs and Expenses                                 $  58,990,981       $  83,460,487      $   64,130,890      $  75,333,258
Earnings Before Income Taxes                       $   6,178,916       $   7,679,561      $    8,402,238      $   8,666,984
Net Earnings                                       $   3,923,916       $   4,874,561      $    5,322,238      $   5,581,984
Net Earnings Per Common and
Common Equivalent Share(4)                         $         .14       $         .17      $          .18      $         .19


(1) The Company's fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively, except for 1998 which had 13 weeks in the fourth quarter due to it being a 53 week year.

(2) During 1999, the Company adopted the provision of SOP 98-5 retroactive to the first quarter of fiscal 1999. The cumulative effect of this accounting, net of income tax benefit, was a reduction in first quarter net earnings of $1.8 million ($0.06 per diluted share). The effect of the adoption of the new accounting standard was reduction in the Company's earnings before cumulative effect of change in accounting for the second, third and fourth quarters of fiscal 1999 of $0.01, $0.02 and $0.04 per diluted share, respectively.

(3) Includes charge of $1,600,000 for settlement of Pepsi litigation.

(4) All financial data regarding per share amounts have been adjusted to reflect the 10% stock dividend declared in December 1999.

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

   We have audited the accompanying consolidated statements of financial position of Consolidated Products, Inc. as of September 29, 1999 and September 30, 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended September 29, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Products, Inc. at September 29, 1999 and September 30, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 1999, in conformity with generally accepted accounting principles.

   As discussed in the Change in Accounting note to the consolidated financial statements, in 1999 the Company changed its method of accounting for pre-opening costs.

                                                    /s/ Ernst & Young LLP
   Indianapolis, Indiana
   November 22, 1999
   Except for the stock dividend described on page
   45, as to which the date is December 15, 1999

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference. Information relating to the company's executive officers is set forth at pages 13-15 of this Form 10-K under "Executive Officers of the Registrant."


ITEM 11.       EXECUTIVE COMPENSATION

The information included under the captions "Compensation of Directors", "Compensation of Executive Officers", "Summary Compensation Table", "Stock Option Grants in Fiscal 1999", "Aggregated Stock Option Exercises in Fiscal 1999 and Fiscal Year End Option Values", "Long Term Incentive Plan -- Awards in Last Fiscal Year", "Report of the Executive Committee" and "Company Performance" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The information contained under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Management Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

                                PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   DOCUMENTS FILED AS A PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS. The following table sets forth the financial statements filed as a part of this report:

         Consolidated Statements of Financial Position at September 29, 1999 and September 30, 1998

         For the years ended September 29, 1999, September 30, 1998 and September 24, 1997:

         -   Consolidated Statements of Earnings
         -   Consolidated Statements of Cash Flows
         -   Consolidated Statements of Shareholders' Equity


         Notes to Consolidated Financial Statements

         Report of Independent Auditors


      2. FINANCIAL STATEMENT SCHEDULES.

         All schedules for the years ended September 29, 1999, September 30, 1998 and September 24, 1997 have been omitted for the reason that they are not required or are not applicable, or the required information is set forth in the financial statements or notes thereto.

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

     (11)         No exhibit.

     (12)         No exhibit.

     (13)         No exhibit.

     (16)         No exhibit.

     (18)         No exhibit.

     (21)  21.01  Subsidiaries of the Registrant.

     (22)         No exhibit.

     (23)  23.01  Consent of Ernst & Young LLP.

     (24)         No exhibit.

     (27)  27.01  Financial Data Schedule.

     (99)         No exhibit.

 (b)   REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 1999.

                            CONSOLIDATED PRODUCTS, INC.

                            By: /s/ GREGORY G. FEHR
                              ------------------------------
                                Gregory G. Fehr
                                Vice President and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 20, 1999.


/s/ E. W. KELLEY                Director
------------------------
E. W. Kelley

/s/ S. SUE ARAMIAN              Director
------------------------
S. Sue Aramian

/s/ ALAN B. GILMAN              President, Chief Executive Officer and Director
------------------------        (Principal Executive Officer)
Alan B. Gilman

/s/ JAMES W. BEAR               Senior Vice President and Treasurer
------------------------        (Principal Financial Officer)
James W. Bear

/s/ GREGORY G. FEHR             Vice President and Controller
------------------------        (Principal Accounting Officer)
Gregory G. Fehr

/s/ NEAL GILLIATT               Director
------------------------
Neal Gilliatt

/s/ STEPHEN GOLDSMITH           Director
------------------------
Stephen Goldsmith

/s/ CHARLES E. LANHAM           Director
------------------------
Charles E. Lanham

/s/ J. FRED RISK                Director
------------------------
J. Fred Risk

/s/ DR. JOHN W. RYAN            Director
------------------------
Dr. John W. Ryan

/s/ JAMES WILLIAMSON, JR.       Director
------------------------
James Williamson, Jr.

                                  46

                   CONSOLIDATED PRODUCTS INC. AND SUBIDIARIES

                                Index to Exhibits


     NUMBER          DESCRIPTION
     ------          -----------
    (3)  3.01   Articles of Incorporation of Consolidated Products,
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

          4.8 Fourth Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One,
                Indianapolis, N.A. dated February 9, 1998. (Incorporated by reference to the Exhibits to the Registrant's Quarterly
                Report on Form 10-Q for the fiscal quarter ended April 8, 1998.)

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

     (13)        No exhibit.

     (16)        No exhibit.

     (18)        No exhibit.

     (21) 21.01  Subsidiaries of the Registrant.

     (22)        No exhibit.

     (23) 23.01  Consent of Ernst & Young LLP.

     (24)        No exhibit.

     (27) 27.01  Financial Data Schedule.

     (99)        No exhibit.
