Form 10-Q
period 1999-12-22
CONSOLIDATED PRODUCTS INC /IN/
filed 2000-02-04
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED DECEMBER 22, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   --- --

    Number of shares of Common Stock outstanding at January 24, 2000:
29,364,296


The Index to Exhibits is located at Page 12.                     Total Pages 16

                           CONSOLIDATED PRODUCTS, INC.

                                      INDEX

                                                                                            PAGE NO.
                                                                                            --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                   Consolidated Statements of Financial Position -
                     December 22, 1999 (Unaudited) and September 29, 1999                      3

                   Consolidated Statements of Earnings (Unaudited)
                     Twelve Weeks Ended December 22, 1999 and December 23, 1998                4

                   Consolidated Statements of Cash Flows (Unaudited)
                     Twelve Weeks Ended December 22, 1999 and December 23, 1998                5

                   Notes to Consolidated Financial Statements (Unaudited)                      6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                         8

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                                          11

PART II. OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                           12


                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                           CONSOLIDATED PRODUCTS, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                            DECEMBER 22,   SEPTEMBER 29,
                                                1999           1999
                                            ------------   ------------
                                            (Unaudited)
ASSETS:

CURRENT ASSETS
    Cash, including cash equiva-
      lents of $935,000 in 2000
      and $2,265,000 in 1999                $  2,688,406   $  4,055,187
    Receivables                                3,580,220      5,088,622
    Properties under sale and
      leaseback contract                       2,925,217      6,011,486
    Inventory                                  4,977,373      4,849,216
    Deferred income taxes                      1,133,000      1,133,000
    Other current assets                       4,890,274      3,989,204
                                            ------------   ------------
    Total current assets                      20,194,490     25,076,715
                                            ------------   ------------

PROPERTY AND EQUIPMENT
    Land                                      53,298,159     49,691,470
    Buildings                                 47,067,078     41,799,306
    Leasehold improvements                    47,590,208     45,079,229
    Equipment                                106,282,613     99,761,598
    Construction in progress                  14,196,515     20,109,301
                                            ------------   ------------
                                             268,434,573    256,440,904
    Less accumulated depreciation
      and amortization                       (77,614,659)   (74,530,108)
                                            ------------   ------------
    Net property and equipment               190,819,914    181,910,796
                                            ------------   ------------
LEASED PROPERTY
    Leased property under capital
      leases, less accumulated amorti-
      zation of $8,387,252 in 2000
      and $8,287,813 in 1999                   1,645,881      1,745,671
    Net investment in direct
      financing leases                           296,495        379,262
                                            ------------   ------------
    Net leased property                        1,942,376      2,124,933
                                            ------------   ------------


OTHER ASSETS                                   1,325,318      1,359,207
                                            ------------   ------------
                                            $214,282,098   $210,471,651
                                            ============   ============



                                            DECEMBER 22,   SEPTEMBER 29,
                                                1999           1999
                                            ------------   ------------
                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES
    Accounts payable                        $ 19,243,237   $ 18,416,612
    Accrued expenses                          17,893,880     19,148,669
    Current portion of senior note             2,734,365      2,734,365
    Current portion of obligations
      under capital leases                     1,154,013      1,248,681
                                            ------------   ------------
    Total current liabilities                 41,025,495     41,548,327
                                            ------------   ------------

DEFERRED INCOME TAXES
  AND CREDITS                                  6,435,475      6,226,172

OBLIGATIONS UNDER
  CAPITAL LEASES                               2,524,136      2,747,982

SENIOR NOTE                                   24,482,064     24,482,064

SHAREHOLDERS' EQUITY
    Common stock -- $.50 stated value,
      50,000,000 shares authorized --
      shares issued: 29,596,961 in 2000;
      29,587,890 in 1999                      14,799,631     14,793,945
    Additional paid-in capital               118,848,201    118,767,710
    Retained earnings                         12,382,050      7,452,544
    Less:  Unamortized value of
             restricted shares                (2,197,060)    (2,498,091)
           Treasury stock -- at cost
             303,210 shares in 2000;
             207,210 shares in 1999           (4,017,894)    (3,049,002)
                                            ------------   ------------
    Total shareholders' equity               139,814,928    135,467,106
                                            ------------   ------------
                                            $214,282,098   $210,471,651
                                            ============   ============


SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                TWELVE WEEKS ENDED
                                            ---------------------------
                                            DECEMBER 22,   DECEMBER 23,
                                                1999           1998
                                            ------------   ------------
REVENUES:
    Net sales                               $ 91,870,138   $ 77,867,282
    Franchise fees                               748,945        704,361
    Other, net                                   566,419        439,782
                                            ------------   ------------
                                              93,185,502     79,011,425
                                            ------------   ------------
COSTS AND EXPENSES:
    Cost of sales                             22,754,697     19,882,043
    Restaurant operating costs                44,481,236     36,434,450
    General and administrative                 6,848,120      5,617,372
    Depreciation and amortization              3,603,158      3,060,077
    Rent                                       3,652,707      2,941,090
    Marketing                                  2,643,124      2,228,900
    Pre-opening costs                          1,138,589        888,521
    Interest                                     349,365        533,841
                                            ------------   ------------
                                              85,470,996     71,586,294
                                            ------------   ------------
EARNINGS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING    7,714,506      7,425,131

INCOME TAXES                                   2,785,000      2,708,000
                                            ------------   ------------
EARNINGS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING                         4,929,506      4,717,131

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR PRE-OPENING COSTS, NET OF INCOME
  TAXES                                                -     (1,750,430)
                                            ------------   ------------

NET EARNINGS                                $  4,929,506   $  2,966,701
                                            ============   ============

BASIC NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
    Before cumulative effect of
      accounting change                     $        .17   $        .16
    Cumulative effect of change in
      accounting for pre-opening costs                 -           (.06)
                                            ------------   ------------
    Basic earnings per share                $        .17   $        .10
                                            ============   ============

DILUTED NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
    Before cumulative effect of
      accounting change                     $        .17   $        .16
    Cumulative effect of change in
      accounting for pre-opening costs                 -           (.06)
                                            ------------   ------------
    Diluted earnings per share              $        .17   $        .10
                                            ============   ============

WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
    Basic                                     29,377,521     28,970,788
    Diluted                                   29,481,788     29,423,859

SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            TWELVE WEEKS ENDED
                                                       ---------------------------
                                                        DECEMBER 22,   DECEMBER 23,
                                                           1999           1998
                                                       ------------   ------------
OPERATING ACTIVITIES:
  Net earnings                                         $  4,929,506   $  2,966,701
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation and amortization                     3,603,158      3,060,077
        Cumulative effect of change in accounting
           for pre-opening costs                                 --      1,750,430
        Gain on disposal of property                       (114,164)        (7,143)
        Changes in receivables and inventories            1,390,119         54,681
        Changes in other assets                            (592,386)    (1,221,870)
        Changes in income taxes payable                   2,699,403      2,397,891
        Changes in accounts payable
          and accrued expenses                           (3,141,837)    (5,726,777)
                                                       ------------   ------------

  Net cash provided by operating activities               8,773,799      3,273,990
                                                       ------------   ------------

INVESTING ACTIVITIES:
  Additions of property and equipment                   (16,387,384)   (12,346,745)
  Purchase of short term investments                             --     (1,000,000)
  Net proceeds from sale/leasebacks and
    other disposals                                       7,415,943      6,126,337
                                                       ------------   ------------
  Net cash used in investing activities                  (8,971,441)    (7,220,408)
                                                       ------------   ------------

FINANCING ACTIVITIES:
  Principal payments on debt
    and capital lease obligations                          (220,414)      (203,465)
  Lease payments on subleased properties                   (170,346)      (113,064)
  Cash dividends paid in lieu of fractional shares               --        (19,313)
  Proceeds from equipment and property leases               154,335        158,174
  Proceeds from exercise of stock options                    86,178         37,746
  Treasury stock repurchases                               (968,892)            --
                                                       ------------   ------------

  Net cash used in financing activities                  (1,119,139)      (139,922)
                                                       ------------   ------------

DECREASE IN CASH AND CASH EQUIVALENTS                    (1,316,781)    (4,086,340)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            4,005,187     13,655,043
                                                       ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  2,688,406   $  9,568,703
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

   In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of December 22, 1999, the consolidated statements of earnings for the twelve weeks ended December 22, 1999 and December 23, 1998 and the consolidated statements of cash flows for the twelve weeks ended December 22, 1999 and December 23, 1998 have been included.

   The consolidated statements of earnings for the twelve weeks ended December 22, 1999 and December 23, 1998 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 1999.

SEASONAL ASPECTS

   The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

INTEREST AND INCOME TAXES PAID

   Cash payments for interest during the twelve weeks ended December 22, 1999 and December 23, 1998 amounted to $313,000 and $288,000, respectively. Cash payments for income taxes during the twelve weeks ended December 22, 1999 and December 23, 1998 amounted to $32,000 and $310,000, respectively.

CHANGE IN ACCOUNTING

   During 1999, the Company adopted the provisions of American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" retroactive to the first quarter of fiscal 1999. This new accounting standard requires the Company to expense all pre-opening costs as they are incurred. The Company previously deferred such costs and amortized them over the one-year period following the opening of each restaurant. The cumulative effect of this change in accounting, net of income tax benefit, of $1,750,000 ($0.06 per diluted share) was recorded in the first quarter of fiscal 1999.

STOCK DIVIDEND

   The number of shares issued as of December 22, 1999 on the consolidated statement of financial position includes 2,659,929 shares which were distributed on January 12, 2000 pursuant to a 10% stock dividend declared on December 15, 1999 to shareholders of record on December 29, 1999. Net earnings per common and common equivalent share and weighted average shares and equivalents for the twelve weeks ended December 23, 1998 have been restated to give effect to the 10% stock dividend.

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

   The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                            TWELVE WEEKS ENDED
                                                       ---------------------------
                                                        DECEMBER 22,   DECEMBER 23,
                                                           1999           1998
                                                       ------------   ------------

Weighted average shares outstanding - Basic              29,377,521      28,970,788
Share equivalents                                           104,267         453,071
                                                       ------------   -------------
Weighted average shares and equivalents - Diluted        29,481,788      29,423,859
                                                       ============   =============

Net earnings for basic and diluted earnings
  per share computation                                $  4,929,506   $   2,966,701
                                                       ============   =============

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

RESULTS OF OPERATIONS

   The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

                                                       TWELVE WEEKS ENDED
                                                   --------------------------
                                                   12/22/99          12/23/98
                                                   --------          --------
   REVENUES
      Net sales                                        98.6%             98.6%
      Franchise fees                                    0.8               0.9
      Other, net                                        0.6               0.5
                                                   --------          --------
                                                      100.0             100.0
                                                   --------          --------
   COSTS AND EXPENSES
      Cost of sales                                    24.8(1)           25.5(1)
      Restaurant operating costs                       48.4(1)           46.8(1)
      General and administrative                        7.3               7.1
      Depreciation and amortization                     3.9               3.9
      Rent                                              3.9               3.7
      Marketing                                         2.8               2.8
      Pre-opening costs                                 1.2               1.1
      Interest                                          0.4               0.7
                                                   --------          --------
                                                       91.7              90.6
                                                   --------          --------
   EARNINGS BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING                                        8.3               9.4

   INCOME TAXES                                         3.0               3.4
                                                   --------          --------
   EARNINGS BEFORE CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING                              5.3               6.0

   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      FOR PRE-OPENING COSTS                               -               2.2
                                                   --------          --------

   NET EARNINGS                                         5.3%              3.8%
                                                   ========          ========

_______________________________
(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF TWELVE WEEKS ENDED DECEMBER 22, 1999
TO TWELVE WEEKS ENDED DECEMBER 23, 1998

REVENUES

   Net sales increased $14,003,000 to $91,870,000, or 18.0%, due to an increase in Steak n Shake's net sales. The increase of $14,053,000, or 19.0%, in net sales of Steak n Shake was due to the opening of 44 new units within the last year pursuant to the Company's expansion plan (non-same stores) and a 3.0% increase in same store sales. The number of Company-operated Steak n Shake restaurants increased 18% to 283 at December 22, 1999 as compared to 239 at December 23, 1998. The increase in same store sales was attributable to a 4.6% increase in check average, partially offset by a 1.6% decrease in customer counts. Steak n Shake instituted menu price increases of approximately 1.0% and 3.0% in the second and fourth quarters, respectively, of fiscal 1999. The increased same store sales continues a trend of eight consecutive quarters of increased same store sales.
                                       8

COSTS AND EXPENSES

   Cost of sales increased $2,873,000, or 14.4%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 24.8% from 25.5%, primarily as a result of the menu price increases.

   Restaurant operating costs increased $8,047,000, or 22.1%, due to an increase in labor costs and other operating costs resulting from the increased sales volume and increased manager staffing levels and manager training costs over the prior year. Restaurant operating costs, as a percentage of net sales, increased to 48.4% from 46.8%. The increased manager staffing levels and manager training costs reflect the significant progress made towards the Company's previously announced goal to increase management quality and staffing levels to develop the bench strength to support the Company's growth program and anticipate management staffing needs arising from turnover. Restaurant management levels, inclusive of managers currently in the Company's management training program, are approaching the Company's goal. The significantly increased investment in field management recruiting and training programs and higher management staffing levels is an essential part of the Company's ongoing effort to meet its five-year controlled growth objective of 300 additional new Steak n Shake restaurants. Increased management staffing quality greatly enhances the Company's ability to consistently deliver its commitment to exceed customer expectations by providing a high quality dining experience on every visit. With higher staffing levels, managers enjoy a better quality of life, thereby reducing turnover. A 5.5% increase in wage rates arising from tight labor markets also contributed to higher labor costs.

   Operating margins for the twelve weeks ended December 22, 1999 were less than the prior year primarily as a result of the aforementioned increased manager staffing levels and manager training costs and increased wage rates.

   General and administrative expenses increased $1,231,000 or 21.9%. The increase in expenses was attributable to personnel related costs, which included costs for additional recruiting, training and management support personnel in connection with the development of new restaurants and the Company's intensified management programs, and other costs resulting from the increased number of restaurants. As a percentage of revenues, general and administrative expenses increased to 7.3% from 7.1%.

   The $543,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1999.

   Rent expense increased $712,000, or 24.2%, as a result of the completion of the sale and leaseback of twenty-six Company-owned properties since the beginning of fiscal 1999.

   Marketing expense increased $414,000, or 18.5%, with increased costs of television advertising in existing markets. As a percentage of revenues, marketing expense was constant at 2.8%.

   Pre-opening costs increased $250,000, or 28.1%. The increase in pre-opening costs is attributable to the timing and the number of new units opened.

   Interest expense decreased $184,000 due to decreased average net borrowings under the Company's senior note agreement and the reduction in capital lease obligations.

EARNING BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   Exclusive of the increased investment in management recruiting and training and the increase in pre-opening costs, earnings before income taxes and cumulative effect of change in accounting increased 14%.

INCOME TAXES    The Company's effective income tax rate decreased to 36.1%
from 36.5% for the quarter ended December 23, 1998 principally as a result of higher federal tax credits. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR PRE-OPENING COSTS

   During 1999, the Company adopted the provisions of American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" retroactive to the first quarter of
                                       9
fiscal 1999. This new accounting standard requires the Company to expense all pre-opening costs as they are incurred. The Company previously deferred such costs and amortized them over the one-year period following the opening of each restaurant. The cumulative effect of the change in accounting for pre-opening costs, net of income tax benefit, of $1,750,000 ($0.06 per diluted share) was recorded in the first quarter of fiscal 1999.

NET EARNINGS

   Net earnings were $4,930,000 ($.17 per diluted share) up 66.2% compared to the prior year. The prior year quarter included the cumulative effect of the change in accounting for pre-opening costs which reduced net earnings by $1,750,000 ($.06 per diluted share). Exclusive of the one-time cumulative effect of the change in accounting for pre-opening costs, net earnings increased 4.5%.

LIQUIDITY AND CAPITAL RESOURCES

  Five Company-operated Steak n Shake restaurants and one franchised Steak n Shake restaurant were opened during the quarter ended December 22, 1999. Subsequent to the end of the first quarter, two old, under-performing Company-operated Steak n Shake restaurants were closed. Thirteen additional units are currently under construction. For the quarter ended December 22, 1999, capital expenditures totaled $16,387,000 as compared to $12,347,000 for the comparable prior year period.

  The Company expects to open 40 Steak n Shake restaurants in fiscal year 2000. The Company's five-year controlled growth objective contemplated opening 300 additional Steak n Shake restaurants. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment, was $1,480,000 during fiscal 1999. The Company intends to fund capital expenditures and meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties and bank borrowings.

  During the twelve weeks ended December 22, 1999, cash provided by operations totaled $8,774,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $7,416,000. During the twelve weeks ended December 23, 1998, cash provided by operations totaled $3,274,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $6,126,000. At December 22, 1999 the Company had additional sale and leaseback properties under contract which, when closed, will generate approximately $2,925,000 in proceeds.

   Net cash used in financing activities for the twelve weeks ended December 22, 1999 totaled $1,119,000 compared to net cash used of $140,000 in the comparable prior year period.

   The Company has a stock repurchase program which calls for the purchase of up to 2,000,000 shares of its outstanding common stock. During the twelve weeks ended December 22, 1999, the Company repurchased a total of 96,000 shares for $969,000. The repurchased shares will be used in part to fund the Company's Stock Option Plan and Employees' Stock Purchase Plan.

   As of December 22, 1999, the Company had outstanding borrowings of $27,216,000 under its $75,000,000 Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"). Consequently, the Company has borrowings of $47,784,000 available under the Senior Note Agreement over the period ending April 21, 2002 at interest rates based upon market rates at the time of borrowing. Borrowings under the Senior Note bear interest at an average fixed rate of 7.6%.

  There were no borrowings under the Company's $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement") at December 22, 1999 and December 23, 1998. The Company's Revolving Credit Agreement matures in December 2000 and bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things require the Company to maintain certain financial ratios.

EFFECTS OF GOVERNMENTAL REGULATIONS AND INFLATION

   Since most of the Company's employees are paid hourly rates related to federal and state minimum wage laws, increases in the legal minimum wage directly increase the Company's operating costs. Inflation in food, labor and other operating costs directly affects the Company's operations.

YEAR 2000

   As of February 1, 2000, the Company's information technology and non-information technology systems were operating with no apparent Year 2000 issues. At this time, the Company believes that all material Year 2000 issues have been resolved. The costs solely related to addressing the Year 2000 compliance issues did not have a material effect on the Company's earnings or financial condition.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At December 22, 1999, a hypothetical 100 basis point increase in short-term interest rates would not have a material impact on the Company's earnings.

The Company enters into commitments to purchase defined quantities of certain food commodities at fixed prices based upon prevailing market prices at that time. Purchase arrangements for items such as french fries, chili beans and coffee contain contractual features that limit the price paid by establishing certain price floors or caps and provides adequate supply for the Company's forecasted needs. Since commodity price aberrations are generally short term in nature the Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2000.

                                    CONSOLIDATED PRODUCTS, INC.
                                        (Registrant)

                                    /S/ GREGORY G. FEHR
                                    ------------------------------------------
                                    By  Gregory G. Fehr
                                         Vice President and Controller
                                         On Behalf of the Registrant and as
                                         Principal Accounting Officer