Form 10-Q
period 2000-04-12
CONSOLIDATED PRODUCTS INC /IN/
filed 2000-05-19
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE SIXTEEN WEEKS ENDED APRIL 12, 2000

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


     Number of shares of Common Stock outstanding at May 12, 2000: 29,238,110






The Index to Exhibits is located at Page 14.                      Total Pages 20

                           CONSOLIDATED PRODUCTS, INC.

                                      INDEX

                                                                                  Page No.
                                                                                  --------
PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                    Consolidated Statements of Financial Position -
                         April 12, 2000 (Unaudited) and September 29, 1999            3

                    Consolidated Statements of Earnings (Unaudited)
                         Sixteen and Twenty-Eight Weeks Ended April 12, 2000
                         and April 14, 1999                                           4

                    Consolidated Statements of Cash Flows (Unaudited)
                         Twenty-Eight Weeks Ended April 12, 2000 and
                         April 14, 1999                                               5

                    Notes to Consolidated Financial Statements (Unaudited)            6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                                        8

          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                                12

PART II.  OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS                                                13

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                                 13

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 14

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           CONSOLIDATED PRODUCTS, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                APRIL 12,        SEPTEMBER 29,
                                                  2000               1999
                                              ------------       ------------
                                               (Unaudited)
ASSETS:

CURRENT ASSETS
   Cash, including cash equiva-
      lents of $2,265,000 in 1999             $  1,672,599       $  4,005,187
   Receivables                                   2,679,829          5,088,622
   Properties under sale and
      leaseback contract                         5,795,933          6,011,486
   Inventories                                   5,246,714          4,849,216
   Deferred income taxes                         1,133,000          1,133,000
   Other current assets                          5,036,511          3,989,204
                                              ------------       ------------
   Total current assets                         21,564,586         25,076,715
                                              ------------       ------------

PROPERTY AND EQUIPMENT
   Land                                         56,186,151         49,691,470
   Buildings                                    50,000,982         41,799,306
   Leasehold improvements                       49,199,213         45,079,229
   Equipment                                   111,759,519         99,761,598
   Construction in progress                     15,236,328         20,109,301
                                              ------------       ------------
                                               282,382,193        256,440,904
   Less accumulated depreciation
      and amortization                         (81,147,293)       (74,530,108)
                                              ------------       ------------
   Net property and equipment                  201,234,900        181,910,796
                                              ------------       ------------

LEASED PROPERTY
   Leased property under capital
      leases, less accumulated amorti-
      zation of $7,719,825 in 2000
      and $8,287,813 in 1999                     1,520,669          1,745,671
   Net investment in direct
      financing leases                             197,078            379,262
                                              ------------       ------------
   Net leased property                           1,717,747          2,124,933
                                              ------------       ------------

OTHER ASSETS                                     1,317,327          1,359,207
                                              ------------       ------------
                                              $225,834,560       $210,471,651
                                              ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES
   Accounts payable                           $ 14,278,235       $ 18,416,612
   Accrued expenses                             19,917,861         19,148,669
   Current portion of senior note                2,734,365          2,734,365
   Current portion of obligations
      under capital leases                       1,035,226          1,248,681
                                              ------------       ------------
   Total current liabilities                    37,965,687         41,548,327

DEFERRED INCOME TAXES
   AND CREDITS                                   6,518,091          6,226,172

OBLIGATIONS UNDER
   CAPITAL LEASES                                2,237,446          2,747,982

REVOLVING LINE OF CREDIT                        10,230,000                 --

SENIOR NOTE                                     24,482,064         24,482,064

SHAREHOLDERS' EQUITY
   Common stock -- $.50 stated value
      50,000,000 shares authorized --
      shares issued: 29,829,906 in 2000;
      29,587,890 in 1999                        14,914,953         14,793,945
   Additional paid-in capital                  120,517,601        118,767,710
   Retained earnings                            17,899,971          7,452,544
   Less: Unamortized value of
            restricted shares                   (1,795,684)        (2,498,091)
         Treasury stock -- at cost
            612,754 shares in 2000;
            207,210 shares in 1999              (7,135,569)        (3,049,002)
                                              ------------       ------------
   Total shareholders' equity                  144,401,272        135,467,106
                                              ------------       ------------
                                              $225,834,560       $210,471,651
                                              ============       ============

SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                    SIXTEEN                         TWENTY-EIGHT
                                                                  WEEKS ENDED                        WEEKS ENDED
                                                        ------------------------------      ------------------------------
                                                          APRIL 12,         APRIL 14,         APRIL 12,         APRIL 14,
                                                            2000              1999              2000              1999
                                                        ------------      ------------      ------------      ------------
REVENUES
   Net sales                                            $121,029,331      $102,385,994      $212,899,462      $180,253,276
   Franchise fees                                          1,053,001         1,000,894         1,801,946         1,705,255
   Other - net                                               738,443           660,600         1,304,861         1,100,382
                                                        ------------      ------------      ------------      ------------
                                                         122,820,775       104,047,488       216,006,269       183,058,913
                                                        ------------      ------------      ------------      ------------

COSTS AND EXPENSES
   Cost of sales                                          29,718,344        26,341,148        52,473,041        46,223,191
   Restaurant operating costs                             59,240,529        48,018,019       103,721,765        84,452,469
   General and administrative                              9,576,968         8,123,490        16,425,085        13,740,862
   Depreciation and amortization                           4,909,099         4,088,735         8,512,257         7,148,812
   Rent                                                    5,136,513         4,213,918         8,789,220         7,155,008
   Marketing                                               3,785,632         3,571,572         6,428,756         5,800,472
   Pre-opening costs                                       1,234,655         1,700,499         2,373,244         2,589,020
   Interest                                                  617,246           644,750           966,610         1,178,591
   Settlement of litigation                                       --         1,600,000                --         1,600,000
                                                        ------------      ------------      ------------      ------------
                                                         114,218,986        98,302,131       199,689,978       169,888,425
                                                        ------------      ------------      ------------      ------------

EARNINGS BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING                                              8,601,789         5,745,357        16,316,291        13,170,488

INCOME TAXES                                               3,120,000         2,043,000         5,905,000         4,751,000
                                                        ------------      ------------      ------------      ------------
EARNINGS BEFORE CUMULATIVE EFFECT
   CHANGE IN ACCOUNTING                                    5,481,789         3,702,357        10,411,291         8,419,488
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   FOR PRE-OPENING COSTS                                          --                --                --        (1,750,430)
                                                        ------------      ------------      ------------      ------------

NET EARNINGS                                            $  5,481,789      $  3,702,357      $ 10,411,291      $  6,669,058
                                                        ============      ============      ============      ============

BASIC EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:
      Before cumulative effect of
         accounting change                              $        .19      $        .13      $        .35      $        .29
      Cumulative effect of change in accounting
         for pre-opening costs                                    --                --                --              (.06)
                                                        ------------      ------------      ------------      ------------
      Basic earnings per share                          $        .19      $        .13      $        .35      $        .23
                                                        ============      ============      ============      ============

DILUTED EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:
      Before cumulative effect of
         accounting change                              $        .19      $        .13      $        .35      $        .29
      Cumulative effect of change in accounting
         for pre-opening costs                                    --                --                --              (.06)
                                                        ------------      ------------      ------------      ------------
      Diluted earnings per share                        $        .19      $        .13      $        .35      $        .23
                                                        ============      ============      ============      ============

WEIGHTED AVERAGE SHARES
   AND EQUIVALENTS:
      Basic                                               29,294,658        29,098,868        29,330,171        29,043,977
      Diluted                                             29,408,776        29,602,025        29,440,067        29,525,669

SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                TWENTY-EIGHT WEEKS ENDED
                                                             -------------------------------
                                                               APRIL 12,          APRIL 14,
                                                                 2000               1999
                                                             ------------       ------------
OPERATING ACTIVITIES
   Net earnings                                              $ 10,411,291          6,669,058
      Adjustments to reconcile net earnings to
        net cash provided by operating activities:
         Depreciation and amortization                          8,512,257          7,148,812
         Cumulative effect of change in accounting
            for pre-opening costs                                      --          1,750,430
         Changes in receivables and inventories                 1,966,251            309,516
         Changes in other assets                                 (366,027)        (1,721,565)
         Changes in income taxes payable                        1,423,663            194,926
         Changes in accounts payable
            and accrued expenses                               (4,815,058)        (4,686,151)
         Gain on disposal of property                            (284,529)          (123,759)
                                                             ------------       ------------

   Net cash provided by operating activities                   16,847,848          9,541,267
                                                             ------------       ------------

INVESTING ACTIVITIES
   Additions of property and equipment                        (38,597,307)       (28,537,911)
   Purchase of short-term investments                                  --         (1,750,000)
   Net proceeds from disposal of
      property and equipment                                   11,844,573         11,459,446
                                                             ------------       ------------

   Net cash used in investing activities                      (26,752,734)       (18,828,465)
                                                             ------------       ------------

FINANCING ACTIVITIES
   Principal payments on debt
      and capital lease obligations                              (500,401)          (484,433)
   Net proceeds from revolving line of credit                  10,230,000                 --
   Proceeds from equipment and property leases                    358,599            381,862
   Lease payments on subleased properties                        (336,379)          (339,692)
   Cash paid in lieu of fractional shares                         (12,372)           (19,313)
   Proceeds from exercise of stock options                        254,332            111,844
   Proceeds from employee stock purchase plan                   1,237,782          1,150,780
   Treasury stock repurchases                                  (3,659,263)                --
                                                             ------------       ------------

   Net cash provided by financing activities                    7,572,298            801,048
                                                             ------------       ------------

DECREASE IN CASH AND CASH EQUIVALENTS                          (2,332,588)        (8,486,150)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  4,005,187         13,655,043
                                                             ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  1,672,599       $  5,168,893
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

    In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of April 12, 2000, the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 12, 2000 and April 14, 1999 and the consolidated statements of cash flows for the twenty-eight weeks ended April 12, 2000 and April 14, 1999 have been included.

    The consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 12, 2000 and April 14, 1999 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 1999.

SEASONAL ASPECTS

    The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

INTEREST AND INCOME TAXES PAID

    Cash payments for interest during the sixteen weeks ended April 12, 2000 and April 14, 1999 amounted to $854,000 and $861,000, respectively. Cash payments for income taxes during the sixteen weeks ended April 12, 2000 and April 14, 1999 amounted to $4,488,000 and $4,248,000, respectively.

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

STOCK DIVIDEND

    The number of shares issued as of April 12, 2000 include 2,659,929 shares which were distributed on January 12, 2000 pursuant to a 10% stock dividend declared on December 15, 1999 to shareholders of record on December 29, 1999. Net earnings per common and common equivalent share and weighted average shares and equivalents for the sixteen and twenty-eight weeks ended April 14, 1999 have been restated to give effect to the 10% stock dividend.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

    Diluted earnings per common and common equivalent share is computed by dividing net earnings by the weighted average number of outstanding and common equivalent shares. Common equivalent shares include shares subject to purchase under stock options.

    The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                                             SIXTEEN                       TWENTY-EIGHT
                                                                           WEEKS ENDED                      WEEKS ENDED
                                                                  ----------------------------      ----------------------------
                                                                    APRIL 12,        APRIL 14,       APRIL 12,         APRIL 14,
                                                                      2000             1999            2000              1999
                                                                  -----------      -----------      -----------      -----------
Weighted average shares outstanding-Basic                          29,294,658       29,098,868       29,330,171       29,043,977

Share equivalents                                                     114,118          503,157          109,896          481,692
                                                                  -----------      -----------      -----------      -----------

Weighted average shares and equivalents-Diluted                    29,408,776       29,602,025       29,440,067       29,525,669
                                                                  ===========      ===========      ===========      ===========

Net earnings for basic and diluted
   earnings per share computation                                 $ 5,481,789      $ 3,702,357      $10,411,291      $ 6,669,058
                                                                  ===========      ===========      ===========      ===========

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

                                                               SIXTEEN                 TWENTY-EIGHT
                                                             WEEKS ENDED                WEEKS ENDED
                                                        ---------------------       --------------------
                                                        4/12/00       4/14/99       4/14/99       4/8/98
                                                        -------       -------       -------       ------
    REVENUES
       Net sales                                          98.5%         98.4%         98.6%         98.5%
       Franchise fees                                      0.9           1.0           0.8           0.9
       Other, net                                          0.6           0.6           0.6           0.6
                                                         -----         -----         -----         -----
                                                         100.0         100.0         100.0         100.0
                                                         -----         -----         -----         -----
    COSTS AND EXPENSES
       Cost of sales                                      24.5(1)       25.7(1)       24.6(1)       25.6(1)
       Restaurant operating costs                         48.9(1)       46.9(1)       48.7(1)       46.9(1)
       General and administrative                          7.8           7.8           7.6           7.5
       Depreciation and amortization                       4.0           3.9           3.9           3.9
       Rent                                                4.2           4.0           4.1           3.9
       Marketing                                           3.1           3.4           3.0           3.2
       Pre-opening costs                                   1.0           1.6           1.1           1.4
       Interest                                            0.5           0.6           0.4           0.6
       Settlement of litigation                             --           1.5            --           0.9
                                                         -----         -----         -----         -----
                                                          93.0          94.5          92.4          92.8
                                                         -----         -----         -----         -----

    EARNINGS BEFORE INCOME TAXES                           7.0           5.5           7.6           7.2

    INCOME TAXES                                           2.5           2.0           2.7           2.6
                                                         -----         -----         -----         -----

    EARNINGS BEFORE CUMULATIVE EFFECT
       CHANGE IN ACCOUNTING                                4.5           3.5           4.9           4.6

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
       FOR PRE-OPENING COSTS                                --            --            --          (1.0)
                                                         -----         -----         -----         -----

    NET EARNINGS                                           4.5%          3.5%          4.9%          3.6%
                                                         =====         =====         =====         =====


    ----------
    (1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF SIXTEEN WEEKS ENDED APRIL 12, 2000 TO SIXTEEN WEEKS ENDED APRIL 14, 1999

REVENUES

    Net sales increased $18,643,000 to $121,029,000, or 18.2%, due to an increase in Steak n Shake's net sales. The $18,426,000 increase, or 18.9%, in net sales of Steak n Shake was due to the opening of new units within the last year pursuant to the Company's expansion plan (non-same stores) and a 3.0% increase in same store sales. The number of company-operated Steak n Shake restaurants increased 19% to 293 at April 12, 2000 as compared to 247 at April 14, 1999. The increase in same store sales was attributable to a 4.6% increase in check average, partially offset by a 1.6% decrease in customer counts. Steak n Shake instituted menu price increases of approximately 3.0% in the fourth quarter of fiscal 1999 and 1% in the second quarter of fiscal 2000. The increase in same store sales continues a trend of nine consecutive quarters of increased same store sales.

COSTS AND EXPENSES

    Cost of sales increased $3,377,000, or 12.8%, primarily as a result of sales increases. As a percentage of net sales, cost of sales decreased to 24.5% from 25.7%, primarily as a result of the menu price increases.

    Restaurant operating costs increased $11,223,000, or 23.4%, due to an increase in labor costs and other operating costs resulting primarily from the increased sales volume and increased manager staffing levels and manager recruiting and training costs over the prior year. Restaurant operating costs, as a percentage of net sales, increased to 48.9% from 46.9%. The increased manager staffing levels and manager recruiting and training costs reflect the significant progress made towards the Company's goal to increase management quality and staffing levels to develop the bench strength to support the Company's growth program and anticipate management staffing needs arising from turnover. Increased management staffing quality greatly enhances the Company's ability to consistently deliver its commitment to exceed customer expectations by providing a high quality dining experience on every visit. With higher staffing levels, managers enjoy a better quality of life, thereby reducing turnover. A 4.2% increase in wage rates arising from tight labor markets also contributed to higher labor costs.

    General and administrative expenses increased $1,453,000, or 17.9%. The increase in expenses was attributable to personnel related costs, which included costs for additional recruiting, training and management support personnel in connection with the development of new restaurants and the Company's intensified management programs, and other costs resulting from the increased number of restaurants. As a percentage of revenues, general and administrative expenses were 7.8% in each period.

    The $820,000, or 20.0%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1999.

    Rent expense increased $923,000, or 21.9%, primarily as a result of the completion of the sale and leaseback of twenty-four Company-owned properties since the beginning of the second quarter of fiscal 1999.

    Marketing expense increased $214,000, or 6.0%, with increased television advertising in existing markets and outdoor media costs. As a percentage of revenues, marketing expense decreased to 3.1% from 3.4%.

    Pre-opening costs decreased $465,844, or 27.4%, due to increased budgetary controls over pre-opening costs.

    The Company recorded a one-time, nonrecurring charge of $1,600,000 in the second quarter of fiscal 1999 related to the settlement of a lawsuit with Pepsi -Cola Company.

INCOME TAXES

    The Company's effective income tax rate increased to 36.3% from 35.6% for the quarter ended April 12, 2000. The increase from the prior period resulted primarily from decreased federal tax credits as a percentage of earnings before income taxes.

NET EARNINGS

    Net earnings were $5,482,000 ($.19 per diluted share) up 48% compared to prior year. The prior year quarter include a pretax charge of $1,600,000 related to the settlement of the Pepsi litigation ($.03 per share). Excluding the effect of the charge related to the settlement of the Pepsi litigation, net earnings increased 16%.

COMPARISON OF TWENTY-EIGHT WEEKS ENDED APRIL 12, 2000 TO TWENTY-EIGHT WEEKS ENDED APRIL 14, 1999

REVENUES

    Net sales increased $32,646,000 to $212,899,000, or 18.1%, due to an increase in Steak n Shake's net sales. The increase of $32,478,000, or 19.0% in net sales of Steak n Shake was due to the opening of new units pursuant to the Company's expansion plan (non-same stores) and a 3.0% increase in same store sales. The number of Company-operated Steak N Shake restaurants increased 19% to 293 at April 12, 2000 as compared to 247 at April 14, 1999. The increase in same store sales was attributable to a 4.5% increase in check average, partially offset by a 1.5% decrease in customer counts. Steak n Shake instituted menu price increases of approximately 1.0% and 3.0% in the second and fourth quarters, respectively, of fiscal 1999 and 1% in the second quarter of fiscal 2000.



COSTS AND EXPENSES

    Cost of sales increased $6,250,000, or 13.5%, primarily as a result of sales increases. As a percentage of net sales, cost of sales decreased to 24.6% from 25.6%, primarily as a result of menu price increases.

    Restaurant operating costs increased $19,269,000, or 22.8%, due to an increase in labor costs and other operating costs resulting primarily from the increased sales volume and manager staffing levels and manager recruiting and training costs over the prior year. Restaurant operating costs, as a percentage of net sales, increased to 48.7% from 46.9%. As discussed previously, the increased manager staffing levels and manager recruiting and training costs reflect the significant progress made towards the Company's goal to increase management quality and staffing levels to develop the bench strength to support the Company's growth program and anticipate management staffing needs arising from turnover. A 5.3% increase in wage rates arising from tight labor markets also contributed to higher labor costs.

    General and administrative expenses increased $2,684,000, or 19.5%. As a percentage of revenues, general and administrative expenses increased to 7.6% from 7.5%. The increase in expenses was attributable to personnel related costs, which included costs for additional recruiting, training and management support personnel in connection with the development of new restaurants and the Company's intensified management programs, and other costs resulting from the increased number of restaurants.

    The $1,363,000, or 19.1%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1999.

    Rent expense increased $1,634,000, or 22.8%, as a result of the completion of the sale and leaseback of thirty Company-owned properties since the beginning of fiscal 1999.

    Marketing expense increased $628,000, or 10.8%, with increased television advertising in existing markets and outdoor media costs.. As a percentage of revenues, marketing expense decreased to 3.0% from 3.2%.

    The $216,000 decrease in the pre-opening costs is attributable to increased budgetary controls over pre-opening costs.

    Interest expense decreased $212,000 due to decreased average borrowings outstanding and higher capitalized interest resulting from increased capital expenditures.

    The Company recorded a one-time, nonrecurring charge of $1,600,000 in the second quarter of fiscal 1999 related to the settlement of a lawsuit with Pepsi -Cola Company.

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

    Exclusive of the increased investment in management recruiting and training, earnings before income taxes and cumulative effect of change in accounting increased 33%.

INCOME TAXES

    The Company's effective income tax rate increased to 36.2% from 36.1% for the twenty-eight weeks ended April 12, 2000.

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

NET EARNINGS

    Net earnings were $10,411,291, (.35 per share), up 56% compared to the prior year. Excluding the effect of the settlement of the Pepsi litigation and the cumulative effect of the change in accounting for pre-opening costs, net earnings increased 10%.

LIQUIDITY AND CAPITAL RESOURCES

    Seventeen Company-operated Steak n Shake restaurants and two franchised Steak n Shake restaurants were opened during the twenty-eight weeks ended April 12, 2000. Two old, underperforming Company-operated Steak n Shake restaurants were closed during the sixteen weeks ended April 12, 2000. Subsequent to the end of the second quarter, one company-operated Steak n Shake restaurant was opened. Eighteen Steak N Shake restaurants, including two franchised units, are currently under construction. For the twenty-eight weeks ended April 12, 2000, capital expenditures totaled $38,597,000 as compared to $28,538,000 for the comparable prior year period.

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

    During the twenty-eight weeks ended April 12, 2000, cash provided by operations totaled $16,848,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $11,845,000. During the twenty-eight weeks ended April 14, 1999, cash provided by operations totaled $9,541,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $11,459,000. The proceeds from sale and leaseback transactions and other property disposals reflect the Company's continued use of sale and leaseback financing. At April 12, 2000 the Company had additional sale and leaseback properties under contract which, when closed, will generate approximately $5,796,000 in proceeds.

    Net cash provided by financing activities for the twenty-eight weeks ended April 12, 2000, totaled $7,572,000 compared to net cash provided of $801,000 in the comparable prior period.

    As of April 12, 2000, the Company had outstanding borrowings of $27,216,000 under its $75,000,000 Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"). Consequently, the Company has borrowings of $47,784,000 available under the Senior Note Agreement over the period ending April 21, 2002 at interest rates based upon market rates at the time of borrowing. Borrowings under the Senior Note bear interest at an average fixed rate of 7.6%.

    There were $10,230,000 of net borrowings during the twenty-eight weeks ended April 12, 2000 under the Company's $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement"). Borrowings under the Revolving Credit Agreement totaled $10,230,000 at April 12, 2000. The Company's Revolving Credit Agreement matures on January 31, 2002 and bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. During the second quarter of fiscal 2000, the Company amended the Revolving Credit Agreement to extend the maturity date to January 31, 2002. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things, require the Company to maintain certain financial ratios.

    The Company has a stock repurchase program which calls for the purchase of up to 2,000,000 shares of its outstanding common stock. During the twenty-eight weeks ended April 12, 2000, the Company repurchased a total of 363,000 shares for $3,659,000. The repurchased shares will be used in part to fund the Company's Stock Option Plan and Employees' Stock Purchase Plan.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At April 12, 2000, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.

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

                           PART II. OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the annual meeting of shareholders of Consolidated Products, Inc. (the "Company") held February 9, 2000, the following actions were taken:

            1. Eight directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified, as follows:

                      Name                      Votes For           Abstentions
                      ----                      ---------           -----------
                S. Sue Aramian                  23,403,960          418,078
                Alan B. Gilman                  23,445,527          376,511
                Stephen Goldsmith               23,462,763          359,275
                E. W. Kelley                    23,446,460          375,578
                Charles E. Lanham               23,469,603          352,435
                J. Fred Risk                    23,447,417          374,621
                John W. Ryan                    23,441,987          380,051
                James Williamson, Jr.           23,460,270          361,768

            2. A proposal to approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 27, 2000 was approved by the vote of 23,521,474 shares FOR, 258,229 shares AGAINST and 42,335 shares ABSTAIN.

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

                    4.09 Fifth Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated February 24, 1999. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 14, 1999).

                    4.10 Amendment To Note Purchase and Private Shelf Agreement by and between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of April 21, 1999 related to senior note agreement and private shelf facility. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 14, 1999).

                    4.11 Sixth Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated March 27, 2000.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2000.


                                        CONSOLIDATED PRODUCTS, INC.
                                            (Registrant)

                                        /s/ Gregory G. Fehr
                                        ---------------------------
                                        By  Gregory G. Fehr
                                              Vice President and Controller
                                              On Behalf of the Registrant and as
                                              Principal Accounting Officer