Form 10-Q
period 2000-07-05
CONSOLIDATED PRODUCTS INC /IN/
filed 2000-08-15
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE  TWELVE  WEEKS  ENDED  JULY 5, 2000

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

     Number of shares of Common Stock outstanding at August 4, 2000: 29,157,585

                           CONSOLIDATED PRODUCTS, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Financial Position -
                    July 5, 2000 (Unaudited) and September 29, 1999           3

                  Consolidated Statements of Earnings (Unaudited)
                    Twelve and Forty Weeks Ended July 5, 2000
                    and July 7, 1999                                          4

                  Consolidated Statements of Cash Flows (Unaudited)
                    Forty Weeks Ended July 5, 2000 and
                    July 7, 1999                                              5

                  Notes to Consolidated Financial Statements (Unaudited)      6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                  8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                          12

PART II. OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED PRODUCTS, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                  JULY 5,     SEPTEMBER 29,                                        JULY 5,        SEPTEMBER 29,
                                   2000          1999                                               2000              1999
                                -----------   -------------                                     -------------     --------------
                                (Unaudited)                                                      (Unaudited)
ASSETS:                                                         LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT ASSETS                                                  CURRENT LIABILITIES
   Cash, including cash equiva-                                   Accounts payable                 $ 13,652,721     $ 18,416,612
    lents of $2,265,000 in 1999 $ 4,109,499  $   4,005,187        Accrued expenses                   24,003,991       19,148,669
   Receivables                    3,973,882      5,088,622        Current portion of senior note      2,734,365        2,734,365
   Properties under sale and                                      Current portion of obligations
     leaseback contract              -           6,011,486           under capital leases               953,866        1,248,681

                                                                  Total current liabilities          41,344,943       41,548,327

   Inventories                    5,252,706      4,849,216
    Deferred income taxes         1,133,000      1,133,000
   Other current assets           5,353,420      3,989,204
                                -----------   ------------      DEFERRED INCOME TAXES
   Total current assets          19,822,507     25,076,715        AND CREDITS                         6,793,361        6,226,172
                                -----------   ------------                                         ------------     -------------
                                                                OBLIGATIONS UNDER
                                                                  CAPITAL LEASES                      2,024,847        2,747,982
PROPERTY AND EQUIPMENT
   Land                          60,714,350     49,691,470      REVOLVING LINE OF CREDIT             10,700,000             -
   Buildings                     54,052,468     41,799,306
   Leasehold improvements        52,107,939     45,079,229
   Equipment                    115,268,171     99,761,598      SENIOR NOTE                          24,482,064       24,482,064
   Construction in progress      15,616,125     20,109,301
                                -----------   ------------
                                297,759,053    256,440,904
   Less accumulated
    depreciation and
    amortization                (84,891,751)   (74,530,108)
                                -----------    -----------
   Net property and
    equipment                   212,867,302    181,910,796      SHAREHOLDERS' EQUITY
                                -----------    -----------       Common stock -- $.50 stated value
LEASED PROPERTY                                                    50,000,000 shares authorized --
   Leased property under capital                                   shares issued: 29,916,386 in
    leases, less accumulated                                       2000; 29,587,890 in 1999          14,958,193       14,793,945
    amortization of $5,910,056                                   Additional paid-in capital         121,030,760      118,767,710
    in 2000 and $8,287,813
    in 1999                       1,432,919     1,745,671        Retained earnings                   23,905,473        7,452,544
   Net investment in direct                                      Less: Unamortized value of
    financing leases                117,435       379,262                 restricted shares          (1,510,482)      (2,498,091)
                                -----------   -----------              Treasury stock -- at cost
   Net leased property            1,550,354     2,124,933                 730,701 shares in 2000;
                                -----------   -----------                 207,210 shares in 1999     (8,245,714)      (3,049,002)
                                                                                                   ------------     ------------
OTHER ASSETS                      1,243,282     1,359,207        Total shareholders' equity         150,138,230      135,467,106
                                -----------   -----------                                          ------------     ------------
                               $235,483,445  $210,471,651                                          $235,483,445     $210,471,651
                               ============  ============                                          ============     ============

SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                              TWELVE                                FORTY
                                                            WEEKS ENDED                          WEEKS ENDED
                                                  -------------------------------     -------------------------------
                                                    JULY 5,             JULY 7,          JULY 5,            JULY 7,
                                                     2000                1999             2000               1999
                                                  -------------     -------------     -------------     -------------
REVENUES
  Net sales                                       $ 100,031,551     $  87,088,375     $ 312,931,013     $ 267,341,653
  Franchise fees                                        845,317           825,651         2,647,263         2,530,906
  Other - net                                           614,301           564,557         1,919,162         1,664,940
                                                  -------------     -------------     -------------     -------------
                                                    101,491,169        88,478,583       317,497,438       271,537,499
                                                  -------------     -------------     -------------     -------------
COSTS AND EXPENSES
  Cost of sales                                      24,622,270        21,940,967        77,095,311        68,164,158
  Restaurant operating costs                         48,205,590        40,919,625       151,927,355       125,372,094
  General and administrative                          7,217,708         5,758,966        23,642,793        19,499,826
  Depreciation and amortization                       3,783,983         3,235,165        12,296,240        10,383,977
  Rent                                                4,126,272         3,357,798        12,915,492        10,512,806
  Marketing                                           2,798,317         2,229,937         9,227,073         8,030,409
  Pre-opening costs                                     971,144         2,139,873         3,344,388         4,728,893
  Interest                                              472,376           391,168         1,438,987         1,569,759
  Settlement of litigation                                 --                --                --           1,600,000
                                                  -------------     -------------     -------------     -------------
                                                     92,197,660        79,973,499       291,887,639       249,861,922
                                                  -------------     -------------     -------------     -------------
EARNINGS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING                                          9,293,509         8,505,084        25,609,799        21,675,577

INCOME TAXES                                          3,288,000         3,020,000         9,193,000         7,771,000
                                                  -------------     -------------     -------------     -------------
EARNINGS BEFORE CUMULATIVE EFFECT
  CHANGE IN ACCOUNTING                                6,005,509         5,485,084        16,416,799        13,904,577
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR PRE-OPENING COSTS                                    --                --                --          (1,750,430)
                                                  -------------     -------------     -------------     -------------

NET EARNINGS                                      $   6,005,509     $   5,485,084     $  16,416,799     $  12,154,147
                                                  =============     =============     =============     =============
BASIC EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
    Before cumulative effect of
      change in accounting                        $         .21     $         .19     $         .56     $         .48
    Cumulative effect of change in accounting
      for pre-opening costs                                --                --                --                (.06)
                                                  -------------     -------------     -------------     -------------
    Basic earnings per share                      $         .21     $         .19     $         .56     $         .42
                                                  =============     =============     =============     =============

DILUTED EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
    Before cumulative effect of
      change in accounting                        $         .21     $         .18     $         .56     $         .47
    Cumulative effect of change in accounting
      for pre-opening costs                                --                --                --                (.06)
                                                  -------------     -------------     -------------     -------------
    Diluted earnings per share                    $         .21     $         .18     $         .56     $         .41
                                                  =============     =============     =============     =============

WEIGHTED AVERAGE SHARES
  AND EQUIVALENTS:

    Basic                                            29,218,392        29,200,062        29,296,637        29,090,801
    Diluted                                          29,264,875        29,659,347        29,387,509        29,565,771


SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            TWENTY-EIGHT WEEKS ENDED
                                                        --------------------------------
                                                           JULY 5,             JULY 7,
                                                            2000                1999
                                                        ------------        ------------
 OPERATING ACTIVITIES
   Net earnings                                         $ 16,416,799        $ 12,154,147
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
       Depreciation and amortization                      12,296,240          10,383,977
       Cumulative effect of change in accounting
         for pre-opening costs                                  --             1,750,430
       Changes in receivables and inventories                679,656          (1,586,266)
       Changes in other assets                              (347,721)            988,246
       Changes in income taxes payable                     3,438,089           2,043,452
       Changes in accounts payable
         and accrued expenses                             (3,385,071)         (1,882,039)
       Gain on disposal of property                         (246,306)            (90,456)
                                                        ------------        ------------
   Net cash provided by operating activities              28,851,686          23,761,491
                                                        ------------        ------------

 INVESTING ACTIVITIES

   Additions of property and equipment                   (53,974,160)        (47,848,957)
   Proceeds from sale of short-term investments                 --             5,000,000
   Net proceeds from disposal of
     property and equipment                               17,960,402          13,607,513
                                                        ------------        ------------
   Net cash used in investing activities                 (36,013,758)        (29,241,444)
                                                        ------------        ------------
 FINANCING ACTIVITIES
   Principal payments on debt
     and capital lease obligations                          (706,311)           (701,939)
   Net proceeds from revolving line of credit             10,700,000                --
   Proceeds from equipment and property leases               497,034             542,853
   Lease payments on subleased properties                   (491,071)           (509,468)
   Cash paid in lieu of fractional shares                    (12,372)            (19,313)
   Proceeds from exercise of stock options                   583,622             303,830
   Proceeds from employee stock purchase plan              1,237,782           1,150,780
   Treasury stock repurchases                             (4,542,300)               --
                                                        ------------        ------------
   Net cash provided by financing activities               7,266,384             766,743
                                                        ------------        ------------
 DECREASE IN CASH AND CASH EQUIVALENTS                       104,312          (4,713,210)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            4,005,187          13,655,043
                                                        ------------        ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  4,109,499        $  8,941,833
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

     In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of July 5, 2000, the consolidated statements of earnings for the twelve and forty weeks ended July 5, 2000 and July 7, 1999 and the consolidated statements of cash flows for the forty weeks ended July 5, 2000 and July 7, 1999 have been included.

     The consolidated statements of earnings for the twelve and forty weeks ended July 5, 2000 and July 7, 1999 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 1999.

SEASONAL ASPECTS

     The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

INTEREST AND INCOME TAXES PAID

     Cash payments for interest during the forty weeks ended July 5, 2000 and July 7, 1999 amounted to $1,718,000 and $1,708,000, respectively. Cash payments for income taxes during the forty weeks ended July 5, 2000 and July 7, 1999 amounted to $5,761,000 and $5,730,000, respectively.

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

STOCK DIVIDEND

     The number of shares issued as of July 5, 2000 include 2,659,929 shares which were distributed on January 12, 2000 pursuant to a 10% stock dividend declared on December 15, 1999 to shareholders of record on December 29, 1999. Net earnings per common and common equivalent share and weighted average shares and equivalents for the twelve and forty weeks ended July 7, 1999 have been restated to give effect to the 10% stock dividend.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Diluted earnings per common and common equivalent share is computed by dividing net earnings by the weighted average number of outstanding and common equivalent shares. Common equivalent shares include shares subject to purchase under stock options.

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:


                                                                        TWELVE                         FORTY
                                                                     WEEKS ENDED                    WEEKS ENDED
                                                             -------------------------   -------------------------
                                                                JULY 5,      JULY 7,        JULY 5,       JULY 7,
                                                                 2000         1999           2000         1999
                                                             -----------   -----------   -----------   -----------
Weighted average shares outstanding-Basic                     29,218,392    29,200,062    29,296,637    29,090,801

Share equivalents                                                 46,483       459,285        90,872       474,970
                                                             -----------   -----------   -----------   -----------

Weighted average shares and equivalents-Diluted               29,264,875    29,659,347    29,387,509    29,565,771
                                                             ===========   ===========   ===========   ===========

Net earnings for basic and diluted
  earnings per share computation                             $ 6,005,509   $ 5,485,084   $16,416,799   $12,154,147
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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:


                                                     TWELVE              FORTY
                                                  WEEKS ENDED          WEEKS ENDED
                                              ----------------      -----------------
                                              7/5/00     7/7/99     7/5/00     7/7/99
                                              ------     ------     ------     ------
REVENUES
   Net sales                                   98.6%      98.4%      98.6%      98.5%
   Franchise fees                               0.8        0.9        0.8        0.9
   Other, net                                   0.6        0.7        0.6        0.6
                                              -----      -----      -----      -----
                                              100.0      100.0      100.0      100.0
                                              -----      -----      -----      -----
COSTS AND EXPENSES
   Cost of sales                               24.6(1)    25.2(1)    24.6(1)    25.5(1)
   Restaurant operating costs                  48.2(1)    47.0(1)    48.5(1)    46.9(1)
   General and administrative                   7.1        6.5        7.4        7.2
   Depreciation and amortization                3.7        3.7        3.9        3.8
   Rent                                         4.1        3.8        4.1        3.9
   Marketing                                    2.8        2.5        2.9        3.0
   Pre-opening costs                            1.0        2.4        1.1        1.7
   Interest                                     0.5        0.4        0.5        0.6
   Settlement of litigation                      --         --         --        0.6
                                              -----      -----      -----      -----
                                               90.8       90.4       91.9       92.0
                                              -----      -----      -----      -----

EARNINGS BEFORE INCOME TAXES                    9.2        9.6        8.1        8.0

INCOME TAXES                                    3.2        3.4        2.9        2.9
                                              -----      -----      -----      -----
EARNINGS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING                         6.0        6.2        5.2        5.1

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   FOR PRE-OPENING COSTS                         --         --         --       (0.6)
                                              -----      -----      -----      -----

NET EARNINGS                                    6.0%       6.2%        5.2%      4.5%
                                              =====      =====      ======     =====

--------------
(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF TWELVE WEEKS ENDED JULY 5, 2000 TO TWELVE WEEKS ENDED JULY 7, 1999

REVENUES

     Net sales increased $12,943,000 to $100,032,000, or 14.9%, due to an increase in Steak n Shake's net sales. The $12,947,000 increase, or 15.5%, in net sales of Steak n Shake was due to the opening of new units within the last year pursuant to the Company's expansion plan (non-same stores) and a 1.9% increase in same store sales. Same store sales have trended up for 10 consecutive quarters. The number of Company-operated Steak n Shake restaurants increased 16% to 302 at July 5, 2000 as compared to 260 at July 7, 1999. The increase in same store sales was attributable to a 4.5% increase in check average, partially offset by a 2.5% decrease in customer counts. Steak n Shake instituted menu price increases of approximately 3.0% in the fourth quarter of fiscal 1999, 1% in the second quarter of fiscal 2000 and 2.4% late in the third quarter of fiscal 2000.

COSTS AND EXPENSES
     Cost of sales increased $2,681,000, or 12.2%, primarily as a result of sales increases. As a percentage of net sales, cost of sales decreased to 24.6% from 25.2%, primarily as a result of the menu price increases.

     Restaurant operating costs increased $7,286,000, or 17.8%, due to an increase in labor costs and other operating costs resulting primarily from the increased sales volume. Restaurant operating costs, as a percentage of net sales, increased to 48.2% from 47.0%. An increase in restaurant management staffing levels and a 2.6% increase in wage rates arising from tight labor markets also contributed to higher labor costs. The increased manager staffing levels and manager recruiting and training costs reflect the progress made towards the Company's goal to increase management quality and staffing levels to develop the bench strength to support the Company's growth program and anticipate management staffing needs arising from turnover.

     General and administrative expenses increased $1,459,000, or 25.3%. The increase in expenses was attributable to personnel related costs, which included costs for additional recruiting, training and management support personnel in connection with the development of new restaurants and the Company's intensified management programs, and other costs resulting from the increased number of restaurants. As a percentage of revenues, general and administrative expenses increase to 7.1% from 6.5%.

     The $549,000, or 17.0%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions over the past year.

     Rent expense increased $768,000, or 22.9%, primarily as a result of the completion of the sale and leaseback of twenty-four Company-owned properties since the beginning of the third quarter of fiscal 1999.

     Marketing expense increased $568,000, or 25.5%, due to increased costs of television advertising in existing markets and outdoor media costs. As a percentage of revenues, marketing expense increased to 2.8% from 2.5%.

     Pre-opening costs decreased $1,169,000, or 54.6%, due to fewer store openings in the third quarter of 2000 compared to the third quarter of 1999 and lower per unit pre-opening costs in fiscal 2000.

INCOME TAXES
     The Company's effective income tax rate decreased to 35.4% from 35.5% for the quarter ended July 5, 2000.

NET EARNINGS
     Net earnings were $6,006,000 ($.21 per diluted share) up 9.5% compared to prior year.

COMPARISON OF FORTY WEEKS ENDED JULY 5, 2000 TO FORTY WEEKS ENDED JULY 7, 1999

REVENUES
     Net sales increased $45,589,000 to $312,931,000, or 17.1%, due to an increase in Steak n Shake's net sales. The increase of $45,425,000, or 17.8% in net sales of Steak n Shake was due to the opening of new units pursuant to the Company's expansion plan (non-same stores) and a 3.0% increase in same store sales. The number of Company-operated Steak n Shake restaurants increased 16% to 302 at July 5, 2000 as compared to 260 at July 7, 1999. The increase in same store sales was attributable to a 4.6% increase in check average, partially offset by a 1.6% decrease in customer counts. Steak n Shake instituted menu price increases of approximately 1.0% and 3.0% in the second and fourth quarters, respectively, of fiscal 1999 and 1% in the second quarter of fiscal 2000. A 2.4% menu price increase was also instituted late in the third quarter of fiscal 2000.

COSTS AND EXPENSES
     Cost of sales increased $8,931,000, or 13.1%, primarily as a result of sales increases. As a percentage of net sales, cost of sales decreased to 24.6% from 25.5%, primarily as a result of menu price increases.

     Restaurant operating costs increased $26,555,000, or 21.2%, due to an increase in labor costs and other operating costs resulting primarily from the increased sales volume and manager staffing levels and manager recruiting and training costs over the prior year. Restaurant operating costs, as a percentage of net sales, increased to 48.5% from 46.9%. As discussed previously, the increased manager staffing levels and manager recruiting and training costs reflect the significant progress made towards the Company's goal to increase management quality and staffing levels to develop the bench strength to support the Company's growth program and anticipate management staffing needs arising from turnover. A 4.4% increase in wage rates arising from tight labor markets also contributed to higher labor costs.

     General and administrative expenses increased $4,143,000, or 21.2%. As a percentage of revenues, general and administrative expenses increased to 7.4% from 7.2%. The increase in expenses was attributable to personnel related costs, which included costs for additional recruiting, training and management support personnel in connection with the development of new restaurants and the Company's intensified management programs, and other costs resulting from the increased number of restaurants.

     The $1,912,000, or 18.4%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 1999.

     Rent expense increased $2,403,000, or 22.9%, as a result of the completion of the sale and leaseback of thirty-five Company-owned properties since the beginning of fiscal 1999.

     Marketing expense increased $1,197,000, or 14.9%, due to increased costs of television advertising in existing markets and outdoor media costs. As a percentage of revenues, marketing expense decreased to 2.9% from 3.0%.

     The $1,385,000 decrease in the pre-opening costs is primarily attributable to lower per unit pre-opening costs in fiscal 2000.

     Interest expense decreased $131,000 due to higher capitalized interest resulting from increased capital expenditures.

     The Company recorded a one-time, nonrecurring charge of $1,600,000 in the second quarter of fiscal 1999 related to the settlement of a lawsuit with Pepsi -Cola Company.

INCOME TAXES
     The Company's effective income tax rate remained constant at 35.9% for the forty weeks ended July 5, 2000.

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

NET EARNINGS
     Net earnings were $16,417,000, ($.56 per share), up 35.1% compared to the prior year. Excluding the effect of the settlement of the Pepsi litigation and the cumulative effect of the change in accounting for pre-opening costs, net earnings increased 10%.

LIQUIDITY AND CAPITAL RESOURCES

     Twenty-six Company-operated Steak n Shake restaurants and two franchised Steak n Shake restaurants were opened during the forty weeks ended July 5, 2000. Two old, underperforming Company-operated Steak n Shake restaurants were closed during the forty weeks ended July 5, 2000. Subsequent to the end of the third quarter, five Company-operated Steak n Shake restaurants, including one franchised were opened. Thirteen Steak n Shake restaurants, including two franchised units, are currently under construction. For the forty weeks ended July 5, 2000, capital expenditures totaled $53,974,000 as compared to $47,849,000 for the comparable prior year period.

     The Company expects to open 38 Steak n Shake restaurants in fiscal year 2000. The Company's five-year controlled growth objective contemplates opening 300 additional Steak n Shake restaurants. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment, was $1,480,000 during fiscal 1999. The Company intends to fund capital expenditures and meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties and bank borrowings.

     During the forty weeks ended July 5, 2000, cash provided by operations totaled $28,852,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $17,960,000. During the forty weeks ended July 5, 1999, cash provided by operations totaled $23,761,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $13,608,000. The proceeds from sale and leaseback transactions and other property disposals reflect the Company's continued use of sale and leaseback financing.

     Net cash provided by financing activities for the forty weeks ended July 5, 2000, totaled $7,266,000 compared to net cash provided of $767,000 in the comparable prior period.

     As of July 5, 2000, the Company had outstanding borrowings of $27,216,000 under its $75,000,000 Senior Note Agreement and Private Shelf Facility the "Senior Note Agreement"). Consequently, the Company has borrowings of $47,784,000 available under the Senior Note Agreement over the period ending April 21, 2002 at interest rates based upon market rates at the time of borrowing. Borrowings under the Senior Note bear interest at an average fixed rate of 7.5%.

     During the forty weeks ended July 5, 2000 the company had net borrowings of $10,700,000 under its $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement"). Borrowings under the Revolving Credit Agreement totaled $10,700,000 at July 5, 2000. The Company's Revolving Credit Agreement matures on January 31, 2002 and bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things, require the Company to maintain certain financial ratios.

     The Company has a stock repurchase program which allows the purchase of up to 2,000,000 shares of its outstanding common stock. During the forty weeks ended July 5, 2000, the Company repurchased a total of 456,800 shares at a cost of $4,542,000. The repurchased shares will be used in part to fund the Company's Stock Option Plan, Capital Appreciation Plan and Employees' Stock Purchase Plan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At July 5, 2000, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.

     The Company enters into commitments to purchase defined quantities of certain food commodities at fixed prices based upon prevailing market prices at that time. Purchase arrangements for items such as french fries, chili beans and coffee contain contractual features that limit the price paid by establishing certain price floors or caps and provides adequate supply for the Company's forecasted needs. Since commodity price aberrations are generally short-term in nature, the Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid.

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

                  4.11 Sixth Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated March 27, 2000. (Incorporated by reference to the Exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 12, 2000).

                  4.12 Seventh Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated May 31, 2000.

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

                  10.21 Form of option agreement related to 1999 Nonemployee Director Stock Option Program and schedule relating thereto.

                  10.22 Form of option agreement related to 2000 Nonemployee Director Stock Option Program and schedule relating thereto.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2000.


                                        CONSOLIDATED PRODUCTS, INC.
                                          (Registrant)

                                        /s/ James W. Bear
                                        ------------------------------
                                        By James W. Bear
                                           Senior Vice President, Administration
                                           and Finance, Treasurer
                                           On Behalf of the Registrant and as
                                           Principal Accounting Officer