Form 10-K
period 2000-09-27
CONSOLIDATED PRODUCTS INC /IN/
filed 2000-12-22
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended September 27, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to ____________

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

                      36 S. Pennsylvania Street, Suite 500
                           Indianapolis, Indiana 46204
                                 (317) 633-4100
                          (Address and telephone number
                  of registrant's principal executive offices)
            Securities registered pursuant to Sec. 12(b) of the Act:

                                                      Name of Exchange
          Title of Each Class                       On Which Registered
          -------------------                       -------------------
Common Stock, par value $.50 per share            New York Stock Exchange

         Securities registered pursuant to Sec. 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

The aggregate market value of Common Stock held by persons not "affiliated" with the registrant, based on the closing price of the Common Stock as of December 8, 2000, was approximately $148,106,658.

The number of shares of Common Stock outstanding at December 8, 2000 was 28,992,636.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                             PARTS OF FORM 10-K INTO WHICH
IDENTITY OF DOCUMENT                            DOCUMENT IS INCORPORATED

Registrant's Annual Report to Shareholders
for fiscal year ended September 27, 2000               Parts II and IV

The definitive Proxy Statement to be filed
with respect to the 2000 Annual Meeting of
Shareholders of Registrant                                Part III

                                     PART I.

ITEM 1.   BUSINESS

GENERAL

The Company is engaged primarily in the ownership, operation and franchising of Steak n Shake restaurants through its wholly-owned subsidiary, Steak n Shake, Inc. Founded in 1934 in Normal, Illinois, Steak n Shake is one of the oldest restaurant chains in the country. As of September 27, 2000, Steak n Shake had 313 Company-operated restaurants and 54 franchised restaurants, located in 16 midwestern and southeastern states. Steak n Shake restaurants are generally open 24 hours a day, seven days a week, and in addition to the core menu, offer a breakfast menu during breakfast hours. During fiscal 2000, lunch and dinner sales accounted for approximately 36% and 44% of sales, respectively, while breakfast and late night sales accounted for 7% and 13% of sales, respectively.

THE STEAK N SHAKE CONCEPT

Management's key concept strategies are to:

CAPITALIZE ON DISTINCT MARKET NICHE. Steak n Shake occupies a distinct niche in the restaurant industry. The restaurants offer full-service dining with counter and dining room seating, as well as drive-thru and carryout service. Counter and dining room sales represent approximately two-thirds of the sales mix, while sales for off-premises dining represent approximately one-third of the sales mix. Unlike most fast-food restaurants, all food is freshly prepared, cooked-to-order in view of the customer and served promptly on china with flatware and glassware by friendly wait staff. Steak n Shake's prices are considerably less than most casual dining concepts with an average check of approximately $5.60 per person, although the average check during the peak lunch and dinner hours is approximately $5.55 and $5.80, respectively. The Company believes that Steak n Shake offers more compelling value and core menu items with a higher level of quality than competitive fast food and casual dining chains.

FOCUS ON CORE MENU ITEMS WHILE OFFERING VARIETY. For over 66 years, Steak n Shake's menu has featured core items, which include Steakburgers, thin and crispy French fries and hand-dipped Milk Shakes. The Company believes that its focus on certain menu items has allowed it to serve consistent, high quality food, which, in turn, has built brand loyalty with its customers. Menu items are prepared in accordance with the Company's strict specifications using high quality ingredients such as 100% pure U.S. beef, including cuts of T-bone, strip and sirloin steaks, in its Steakburgers. Over the years, Steak n Shake has responded to changing customer tastes with greater menu variety without losing its focus or customer appeal, by making carefully planned menu additions such as chicken breast sandwiches, beef and chicken taco salads, desserts and various homestyle soups and salads.

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

All Steak n Shake restaurants are freestanding structures except for nine units, of which four are part of travel centers. The majority of restaurants are generally 3,800 square feet in area and seat approximately 100 customers while a minimal percentage of restaurants vary in size and seat from 39 to 138 customers. The travel center units are located in complexes that typically include a fuel service area and a convenience store. These units are located on interstate highways and serve both the general traveler and truck traffic. The travel center unit exteriors and interiors are similar to those of the freestanding units.

EXPANSION STRATEGY

Controlled growth into new trade areas has been a focus over the last five years. For fiscal year 2000, 37 Company-operated units were opened. Due to the increasingly tight labor market that resulted from the unprecedented low unemployment in fiscal year 2000, the Company has experienced pressure on staffing and wages. In the face of these challenges, the Company has shifted its focus from new unit development to increasing same store sales, controlling costs, and developing new initiatives in employee retention. Accordingly, the Company now expects to open 25 to 30 Company - operated Steak n Shake restaurants in fiscal year 2001.

The Company's controlled expansion program is based upon a market penetration plan focused on clustering restaurants in existing or contiguous geographic areas to capitalize on name recognition, increase customer convenience and achieve media efficiency. The addition of Company-operated restaurants in markets where the Company's television marketing effort has been implemented allows the Company to leverage its advertising costs over more units and to benefit from management efficiencies. In existing media markets, the Company's advertising expenditures create higher levels of customer recognition and greater market acceptance for new units. During fiscal 2000, the Company opened its first restaurants in the Mobile and Montgomery, Alabama markets while continuing its expansion in the Ohio, Florida and Michigan markets.

A second element of the Company's expansion is to link existing major Steak n Shake markets by developing Steak n Shake units along the connecting interstate highways. Since the beginning of fiscal 1995, 99 Company-operated and 26 franchised restaurants have been opened at locations along interstate highways.

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

SITE SELECTION

Management believes the site selection process is critical to the success of its restaurants, and senior management devotes significant time and resources in analyzing each prospective site. A variety of factors are considered in the site selection process, including local market demographics, site visibility and accessibility, highway interchanges and proximity to significant generators of potential customers such as major retailers, regional malls, shopping centers, office complexes, and hotel and entertainment centers including stadiums, arenas and multi-screen theaters.

The Company's Vice President of Real Estate and the real estate managers identify and research sites for review by the Company's senior management prior to final authorization for purchase or lease approval. Upon identification of a site, its success, including the potential return on investment, is assessed by utilization of financial models, which evaluate the unit's projected sales and earnings.

RESTAURANT LOCATIONS

The following table lists, as of September 27, 2000, the locations of the 367 Steak n Shake restaurants, including 54 franchised, the number of units in each state and the number of units in each city if more than one unit: (* denotes franchised units)

     FLORIDA (62)                  (CONT. OHIO)                  (CONT. IOWA)                  MISSOURI (54)
     Boynton Beach                 Medina                        Davenport                     Arnold
     Bradenton                     Mentor                        Waterloo                    * Branson
     Cape Coral                    Middletown                                                * Cape Girardeau
     Clearwater - 2                Milford                       INDIANA (57)                * Columbia - 2
     Daytona Beach                 Pickerington                  Anderson                      Eureka
     Ft. Pierce                    Sandusky                      Avon                        * Farmington
     Gainesville -2                Springfield                   Bloomington - 3               Fenton
     Green Acres                   Toledo -2                     Carmel - 2                    Festus
     Jacksonville - 2              Troy                        * Clarksville                   Independence
     Kissimmee                     Zanesville                    Columbus                    * Jefferson City
     Lakeland - 3                                                Elkhart                       Joplin
     Lake Buena Vista              ILLINOIS (59)               * Evansville - 2                Kansas City
     Lake Mary                     Alton                         Ft. Wayne - 3                 Lees Summit
     Largo                         Aurora                        Goshen                      * Poplar Bluff
     Leesburg                      Batavia                       Greenwood - 2               * Rolla
     Merritt Island                Belleville                    Indianapolis - 20             St. Louis - 32
     Ocala - 2                     Bloomington - 2               Kokomo - 2                    Springfield - 4
     Orange City                   Bradley                       Lafayette - 2                 Sullivan
     Orlando - 11                  Bolingbrook                   Lawrenceburg                  Wentzville
     Ormond Beach                  Carbondale                    Lebanon
     Oviedo                        Champaign                     Marion                        GEORGIA (21)
     Palm Coast                    Collinsville                  Merrillville                  Albany
     Pensacola                     Danville - 2                  Michigan City               * Atlanta - 12
     Port Charlotte                Decatur - 2                   Mishawaka                   * Brunswick
     Port Richey                   DeKalb                        Muncie                        Columbus
     Sanford                       Downers Grove                 Noblesville                 * Dalton
     Sarasota                      East Peoria                   Plainfield                    Macon - 2
     Spring Hill                   Edwardsville                  Richmond                      Tifton
     St. Augustine                 Effingham                     Schererville                  Valdosta
     St. Petersburg -2             Elgin                         Seymour                       Warner Robins
     Stuart                        Fairview Heights              South Bend
     Tallahassee - 2               Forsythe                      Terre Haute                   TENNESSEE (15)
     Tampa - 8                     Galesburg                     Valparaiso                    Antioch
     Vero Beach                    Glendale Heights                                          * Chattanooga - 2
     West Melbourne                Gurnee                        MICHIGAN (18)                 Clarksville
     Wildwood                      Hoffman Estates               Auburn Hills                  Cleveland
     Winter Haven                * Jacksonville                  Battle Creek                  Cookeville
                                   Joliet - 2                    Benton Harbor                 Franklin
     KENTUCKY (14)                 Lake In the Hills             Grand Rapids - 3            * Jackson
   * Bowling Green               * Lincoln                       Grandville                    Knoxville - 2
   * Elizabethtown                 Marion                        Holland                     * Memphis
     Florence - 2                  Mattoon                       Jackson                       Murfreesboro
     Frankfort                     McHenry                       Kalamazoo                     Nashville -3
     Lexington                     Moline                        Lansing - 2
   * Louisville - 5                Mt. Prospect                  Livonia                       KANSAS (4)
   * Owensboro                     Mt. Vernon                    Portage                       Lawrence
     Paducah                       Naperville                    Sterling Heights              Olathe
     Richmond                      Normal - 2                    Waterford                     Overland Park
                                   O'Fallon                      Woodhaven                     Topeka
     OHIO (44)                     Oswego                        Ypsilanti
     Akron - 2                     Pekin                                                       ALABAMA (6)
     Brooklyn                      Peoria - 4                    NORTH CAROLINA (4)            Decatur
     Cincinnati - 7                Peru                        * Burlington                    Dothan
     Columbus - 11               * Quincy                      * Charlotte - 2                 Mobile - 2
     Dayton - 5                    Rockford                    * Greensboro                    Montgomery
     Elyria                        Rosemont                                                    Prattville
     Findlay                     * Springfield - 4               MISSISSIPPI (1)
     Forest Park                   Tinley Park                 * Southaven                     WISCONSIN (3)
     Lancaster                     Urbana - 2                                                  Janesville
     Lima                                                        ARKANSAS (2)                  Madison
     Mansfield                     IOWA (3)                      Jonesboro                     Racine
     Marion                        Cedar Rapids                  Little Rock

RESTAURANT MANAGEMENT

The operation of the restaurants is the responsibility of the Senior Vice President of Operations and National General Manager, the Vice President of Operations and Deputy National General Manager, nine division managers, fifty district managers and the unit-level restaurant management teams.

The divisions and the number of units in each are as follows:

                                             NUMBER OF
                    DIVISION                  UNITS
                    --------                 ---------

                    Missouri                    52
                    Indiana                     50
                    Illinois                    59
                    Florida                     59
                    Michigan                    17
                    Ohio                        20
                    Central Ohio                27
                    Tennessee                   14
                    Southeastern                15
                                               ---
                                               313
                                               ---

Division managers are responsible for the operation of the restaurants in the division as well as supervision of the division support team, which includes district managers, human resource managers, training managers, training supervisors, and maintenance and administration staff. District managers generally have responsibility for the operating performance of six to eight restaurants. The management team of a typical Steak n Shake restaurant consists of a general manager, a restaurant manager and three assistant managers. The number of assistant managers varies depending upon the volume of the unit.

The general manager of each restaurant has primary responsibility for the day-to-day operations of the restaurant and is responsible for maintaining Company-established operating standards and procedures. The general manager is the key contributor to the success of a Steak n Shake restaurant. An experienced, well-trained general manager promotes compliance with the Company's high standards for food quality and customer service. Steak n Shake seeks to employ restaurant managers who are customer service oriented and who manage the restaurant from the dining room. Steak n Shake recognizes the important role of a seasoned, well-trained and properly motivated restaurant team. The Company has initiated innovative programs that involve hiring, training and career development, and a wide variety of benefits to reward and recognize adherence to Steak n Shake's high standards.

Recruiting and hiring programs have been intensified to seek the qualified people required to support the Company's growth plan. The philosophy of the Company has always been to build the field operations culture with a "promote from within" approach. In fiscal 2000, 333 hourly employees were promoted to Manager. In the last year, 143 General Managers were promoted from within to their positions. In addition, 12 General Managers were promoted to District Manager. In order to develop the talented bench strength needed for continued internal promotions, people development is one of the highest priorities of the Company. Organization-wide evaluations of individual development progress are routinely conducted. As part of the Company's commitment to improving its standards of execution, emphasis is placed upon strengthening the skills and capabilities of each restaurant team through innovative selection, development, evaluation, and reward systems. Employees are encouraged to learn new skills to foster their professional growth and to create greater opportunities for advancement.

Aggressive college recruiting programs designed to provide the future leadership for our growth is another major corporate priority. The Company has created a focus on an intensified college recruiting effort to increase the Company's restaurant management quality and staffing levels, thereby providing the management bench strength to support the Company's growth program. The increased management staffing depth will also enhance the Company's ability to deliver dining experiences that exceed customers' expectations, as well as reduce management turnover.

The Company believes that offering competitive compensation, including incentive bonus plans tied to performance goals for all levels of restaurant management personnel, is important to attracting and retaining competent and highly motivated managers. Awards under the Incentive Bonus Plan are based upon attainment of defined operating performance standards. Accelerated growth continues as one of the Company's primary attractions by providing many new opportunities for qualified employees to grow within the organization. The Employee Stock Purchase Plan also provides an opportunity for employees to purchase shares of the Company's stock at a discounted price and without the cost of any brokerage fees. This provides an enhanced opportunity for employees to become shareholders of the Company and invest in its future.

TRAINING

Each restaurant team member participates in a formal training program that utilizes work station video presentations, training manuals, a scheduled evaluation process and recognition awards which signify proficiency in specific areas. This training process, which takes place within the restaurant, is continuously reinforced and monitored.

Steak n Shake's goal is to continue to develop strong restaurant management teams by providing carefully designed leadership training programs. Each geographic division designates specific restaurants where intensified on-the-job management training occurs under careful supervision by experienced restaurant managers. Restaurant managers are required to complete a comprehensive eight-week training program during which time they are instructed in subjects such as the standards of food quality and preparation, customer service and employee relations. Restaurant managers also are provided with video training presentations and operations manuals relating to food preparation, customer service standards, restaurant operation practices and Company procedures. During fiscal 2000, 937 individuals entered this training program, approximately 35% of whom were promoted from within the Company.

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

Restaurant management is responsible for ensuring that the restaurants are operated in accordance with strict operational procedures and quality requirements. Compliance for Company-operated units is monitored through the use of customer comment cards, a mystery shopping program, periodic on-site visits and formal inspections by the division and district managers as well as division training personnel, and for franchised units through periodic inspections by the Company's franchise field operations personnel and a mystery shopping program. Unfavorable comment cards are responded to by division management.

PURCHASING AND DISTRIBUTION CENTER OPERATIONS

Steak n Shake operates a distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce and dairy products) and restaurant supplies are delivered to 99 Company-operated and 17 franchised restaurants located in parts of the Midwest (primarily in Illinois, Missouri and Iowa). The Company's semi-trailers have the capability to handle refrigerated and frozen products along with dry goods in the same delivery trip. The remaining Steak n Shake restaurants, located primarily in the Southeast and parts of the Midwest, obtain food products and supplies that meet the Company's quality standards and specifications from an independent distributor with locations in Tampa, Florida and Bloomington, Indiana.

Purchases are negotiated centrally for most food and beverage products and supplies to ensure uniform quality, adequate quantities and competitive prices. Forward buying contracts are utilized to facilitate the availability of products pursuant to the Company's specifications and to even out exposure to fluctuating prices. Food and supply items undergo ongoing research, development and testing in an effort to maintain the highest quality products and to be responsive to changing consumer tastes. The Company has not experienced any significant delays in receiving food and beverage products, restaurant supplies or equipment.

RESTAURANT REPORTING

Systems and technology are essential for the management oversight needed to monitor Steak n Shake's high standards for quality and to achieve proper operating margins. Operational and financial controls are maintained through the use of point of sale systems in each restaurant, personal computers in the division offices and an automated data processing system at the corporate office. The management accounting system polls data from the point of sale system by way of local and wide area networks and generates daily reports of sales, sales mix, customer counts, check average, cash, labor and food cost. Inventories are taken of key products daily and at the end of each four-week accounting period. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. The system is also utilized for financial and budget analysis, planning and analysis of sales by revenue center and product mix and labor utilization. Planned system developments include additional enhancements, such as a sales forecasting and labor scheduling system. Cash is controlled through frequent deposits in local bank operating accounts followed by transfers to the principal corporate operating account.

MARKETING

For over sixty-six years, our commitment to customer service satisfaction has been the most effective approach to attracting and retaining guests. New restaurants benefit from loyalty to the Steak n Shake brand and the Company's strategy of locating multiple restaurants within a market area. Steak n Shake's marketing thrust is directed towards building brand loyalty and is not price driven or reliant on low price discount marketing. Value at Steak n Shake is based on exceeding our customers' expectations by delivering freshly prepared, cooked-to-order, quality food with a unique taste that our friendly, well-trained staff serves promptly in an attractive, clean environment.

This niche value positioning is communicated to the consumer via a branded non-price differentiation marketing strategy. Television marketing platforms are product benefit directed, showing why Steak n Shake is superior to fast food alternatives with a fun, irreverent, tongue-in-cheek humorous approach. This "voice of the restaurant" defines a brand personality that recalls the nostalgic diner days when life was simpler, friendlier, and less stressful. By coupling this branding approach with real consumer benefits, existing guests are encouraged to visit more often and new guests are encouraged to try a Steakburger and a Shake. Print, outdoor, radio, and most other media forms are utilized, but the most effective and efficient media form remains television as it sells Steak n Shake with sight, sound, motion, and emotion.

Our web site at www.steaknshake.com provides a worldwide presence that communicates the brand, the menu, our history, and location addresses by market. A strong emphasis on investor information allows potential investors to learn about the Company including the latest public relations and financial information. The web site also serves as an effective recruiting tool.

Additional marketing activities designed to build brand awareness and loyalty, create new customer trials and introduce new products include quarterly freestanding newspaper inserts and seasonal in-store offerings centered around short-term, special promotions or product introductions. The fully integrated marketing program also utilizes menu clip-ons, table cards, ceiling danglers and signage. During fiscal 2000, the Company expended 3.0% of revenues on media and marketing materials.

FRANCHISING

GENERAL. The Company's franchising program is designed to extend the brand name recognition of Steak n Shake to areas where the Company has no current development plan and to derive additional revenues without substantial investment by the Company. The Company contemplates the controlled addition of franchised restaurants over the next five years with a very selective screening standard.

As of September 27, 2000, the Company had 54 franchised Steak n Shake restaurants operated by 15 franchisees, located in Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina and Tennessee. These restaurants are located in areas contiguous to markets in which there are Company-operated restaurants. The Company currently has commitments from existing franchisees for the development of additional franchised restaurants.

PRINCIPAL FRANCHISEES. Steak n Shake's principal franchise relationship is with Kelley Restaurants, Inc. ("KRI"). KRI operates twelve Steak n Shake restaurants in the Atlanta market and two units in the Charlotte market. KRI is controlled by E. W. Kelley, the Chairman of the Company.

APPROVAL. Franchisees undergo a selection process supervised by the Senior Vice President in charge of franchising, and require final approval by senior management. Steak n Shake seeks franchisees with significant experience in the restaurant business who have demonstrated the financial and management capabilities required to develop and operate a franchised restaurant. The Company initially enters into an agreement with the franchisee for the development of one unit. After the franchisee has demonstrated the ability to operate that unit in accordance with Company standards, the Company will consider entering into a broader franchise relationship.

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

OPERATIONS. All franchised restaurants are required, pursuant to their respective franchise agreements, to serve Steak n Shake approved menu items. In addition, although not required to do so, franchisees served by Steak n Shake's distribution center purchase food, supplies and smallwares at Steak n Shake's cost, plus a markup to cover its cost of operation including freight for delivery. Steak n Shake's point-of-sale systems are also available for purchase by franchisees. Access to these services enables franchisees to benefit from Steak n Shake's purchasing power and assists Steak n Shake in monitoring compliance with its standards and specifications for uniform quality. See "Purchasing and Distribution Center Operations".

FRANCHISE AGREEMENT. The standard Steak n Shake franchise agreement currently has an initial term of 20 years. Among other obligations, the agreement generally requires franchisees to pay an initial franchise fee of $30,000 for the first unit in a market, $25,000 for each subsequent unit and a continuing royalty of 4% of monthly gross sales. The current franchise agreement also requires the franchisee to pay 5% of monthly gross sales to the Company for advertising, of which 80% is to be spent on local, regional or national marketing and 20% is to be used by Steak n Shake for creative and promotional development, outside independent marketing agency fees and technical and professional marketing advice.

FRANCHISING ASSISTANCE. In certain circumstances, the Company's financing subsidiary, SNS Investment Company, Inc., will assist qualified franchisees in financing the development of one or more franchised units by purchasing or leasing approved sites from third parties, constructing the restaurant and leasing or subleasing the finished facility to the franchisee. The lease terms and rentals, including a surcharge by the Company for administrative services, are negotiated based on prevailing real estate and construction rates in effect in the franchised area. Through September 27, 2000, seven restaurants had been financed through this subsidiary.

CONSOLIDATED SPECIALTY RESTAURANTS, INC. ("CSR")

CSR, a wholly owned subsidiary of the Company, operated eleven theme restaurants located in Illinois and Indiana. In September of 2000, the Company announced its decision to dispose of the specialty Restaurant segment comprised of eleven specialty casual dining restaurants operated by CSR. The Company has reported the disposal of CSR as a discontinued operation.


COMPETITION

The restaurant business is one of the most intensely competitive industries in the United States, with price, menu offerings, location and service all being significant competitive factors. The Company's competitors include national, regional and local chains as well as local, owner-operated establishments. There are established competitors with financial and other resources greater than those of the Company in all of the Company's current and proposed future market areas. The Company faces competition for sites on which to locate new restaurants and for personnel, as well as for customers.

SEASONAL ASPECTS

The Company has substantial fixed costs, which do not decline as a result of a decline in sales. The Company's second fiscal quarter, which falls during the winter months, usually reflects lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

EMPLOYEES

As of September 27, 2000, the Company had approximately 18,000 employees, the majority of which are employed by Steak n Shake. Approximately two-thirds of the Company's hourly employees are part-time.

The Company has experienced higher labor costs in part due to tight labor markets in many of the markets served by the Company. Wage rates increased by 4.4% during fiscal 2000 due to these tight labor markets. The Company also experienced an increase in manager training costs of $1,300,000 over fiscal 1999 resulting from the Company's significantly intensified manager recruiting programs.

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

The federal Americans with Disabilities Act prohibits discrimination in public accommodations and employment on the basis of disability. The Company builds all new restaurants to standards that comply with the Act, and has reviewed its employment policies and practices for compliance with the Act.


GEOGRAPHIC CONCENTRATION

During fiscal 1999, approximately 66% of the Company's net sales were derived from six markets: St. Louis, Missouri (17%); Indianapolis, Indiana (14%); Central Florida (19%), Western and Central Ohio (10%) and Chicago, Illinois (6%), respectively. As a result, the Company's results of operations may be materially affected by weather, economic or business conditions within these markets. Also, given the Company's present geographic concentration, adverse publicity relating to Steak n Shake restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

Certain forward-looking statements are contained in this Report and may be made by Company spokespersons based on current expectations of management. Those statements include, but may not be limited to, the discussions of the Company's expansion strategy, expectations concerning its future profitability, capital sources and needs, marketing plans and franchising programs. Investors in the Common Stock are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Those risks and uncertainties include, but are not limited to, changes in competitive, economic or legal factors, changes in the tax laws and changes in accounting standards, as well as changes in internal and business combinations. Although the Company believes that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements could be incorrect. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.





EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, positions held with the Company and its subsidiaries and the date on which service in such capacities began, of the executive officers of the Company and its subsidiaries:

     NAME                   AGE          POSITION WITH COMPANY                                          SINCE
    ------                 -----        -----------------------                                        -------
E.W. Kelley(1)(2)           83         Chairman -
                                         Consolidated Products, Inc.                                    1984
                                         Steak n Shake, Inc.                                            1984
                                         Consolidated Specialty Restaurants, Inc.                       1990
S. Sue Aramian(1)           68         Vice Chairwoman -
                                         Consolidated Products, Inc.                                    1990
                                         Steak n Shake, Inc.                                            1990
                                         Consolidated Specialty Restaurants, Inc.                       1990
Alan B. Gilman(1)(2)        70         President and Chief Executive Officer -
                                         Consolidated Products, Inc.                                    1992
                                         Steak n Shake, Inc.                                            1992
                                       Vice Chairman -
                                         Consolidated Specialty Restaurants, Inc.                       1992
James W. Bear(3)            55         Senior Vice President, Chief Financial Officer -
                                         Consolidated Products, Inc.                                    1991
                                         Steak n Shake, Inc.                                            1991
                                         Consolidated Specialty Restaurants, Inc.                       1993
Kevin F. Beauchamp          43         Vice President -
                                         Consolidated Products, Inc.                                    1993
                                       Vice President and Deputy National General Manager -
                                         Steak n Shake, Inc.                                            1997
B. Charlene Boog(3)         68         Associate Vice President
                                         Consolidated Products, Inc.                                    1997
Kevin E. Dooley             57         Vice President -
                                         Steak n Shake, Inc.                                            1993
                                         Consolidated Specialty Restaurants, Inc.                       1993
Duane E. Geiger             38         Vice President and Assistant Treasurer -
                                         Consolidated Products, Inc.                                    1995
Robert L. Grimm(3)          48         Vice President -
                                         Consolidated Products, Inc.                                    1997
William H. Hart             51         Vice President -
                                         Steak n Shake, Inc.                                            1991
                                         Consolidated Specialty Restaurants, Inc.                       1990
Mary E. Ham                 52         Vice President and General Counsel -
                                         Consolidated Products, Inc.                                    1995
                                         Steak n Shake, Inc.                                            1995
                                         Consolidated Specialty Restaurants, Inc.                       1995
                                       Secretary -
                                         Consolidated Products, Inc.                                    1999
                                         Steak n Shake, Inc.                                            1999
                                         Consolidated Specialty Restaurants, Inc.                       1999
Scott C. Norrick            35         Vice President -
                                       Consolidated Products, Inc.                                      2000
                                         Steak n Shake, Inc.                                            2000
                                         Consolidated Specialty Restaurants, Inc.                       2000
Mark A. Paul                32         Controller -
                                         Consolidated Products, Inc.                                    2000
                                         Steak n Shake, Inc.                                            2000
                                         Consolidated Specialty Restaurants, Inc.                       2000
Gary T. Reinwald            52         Senior Vice President -
                                         Consolidated Products, Inc.                                    1996
                                       Senior Vice President and National General Manager -
                                         Steak n Shake, Inc.                                            1996



Gary S. Walker              40         Senior Vice President -
                                         Consolidated Products, Inc.                                    1998
                                         Steak n Shake, Inc.                                            1998
                                         Consolidated Specialty Restaurants, Inc.                       1998
Victor F. Yeandel           44         Vice President -
                                         Consolidated Products, Inc.                                    1995


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

Ms. Aramian has been Vice Chairwoman since 1990 and a Director since 1981. She served as Secretary from 1995 to 1999 and as Vice President from 1984 to 1990. Ms. Aramian has been a Managing General Partner of Kelley & Partners, Ltd. since 1974 and is involved in all administrative matters, including those of related companies. Prior to 1981, Ms. Aramian was an executive officer of Fairmont Foods Company.

Mr. Gilman was elected President and a Director on July 13, 1992 and assumed the additional position of Chief Executive Officer effective October 1, 1992. From 1985 to 1992, Mr. Gilman was a private investor, and from 1980 to 1985, he served as President of Murjani International, Ltd., an international marketing firm. From 1968 to 1980, Mr. Gilman served as a principal executive of various divisions of Federated Department Stores, Inc., concluding as Chairman and Chief Executive Officer of the Abraham & Straus Division in New York.

Mr. Bear was elected Senior Vice President, Finance and Treasurer in 1991. Prior thereto, he served as Vice President and Treasurer of the Company from 1980 to 1991.

Mr. Beauchamp was appointed Vice President, Operations and Deputy National General Manager of Steak n Shake, Inc. effective March 1, 1997. Mr. Beauchamp joined the Company as Vice President and Controller in 1993. From 1990 to 1993, Mr. Beauchamp was Director of Accounting for a division of The Limited, Inc.

Ms. Boog was elected Associate Vice President in 1997. Prior thereto, she served as Assistant Vice President and Assistant Secretary from 1991 to 1997. Ms. Boog is also a Vice President of Kelley & Partners, Ltd.

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

Mr. Hart has been Vice President, Purchasing of Steak n Shake and CSR since 1991 and was Vice President of Operations of CSR from 1990 to 1991

Ms. Ham was appointed Vice President in December 1996, General Counsel in 1995 and Secretary in 1999. She served as Associate Secretary from 1994 to 1999. From 1994 to 1995, Ms. Ham served as the Company's Associate General Counsel for Real Estate and Franchising. From 1992 to 1994, Ms. Ham served as Associate City Attorney for the city of South Bend, Indiana, and was previously General Counsel for the Indiana Toll Road.

Mr. Norrick joined the Company as Vice President in 2000 and is responsible primarily for real estate. From 1996 to

2000, Mr. Norrick had been an executive with LinksCorp, owner of high quality golf clubs and resorts, lastly as Corporate Vice President, Acquisitions. Prior to 1996, Mr. Norrick was with Walt Disney Company in various senior financial planning and analysis positions.

Mr. Paul was appointed Controller in August 2000 after joining the Company as Assistant Controller in March 2000. From 1997 to 2000, Mr. Paul served in various controllership functions for Bank One Mortgage Corporation, lastly as Vice President of Finance. Prior to 1997, Mr. Paul served in various capacities at Coopers and Lybrand LLP, (a predecessor to PricewaterhouseCoopers LLP), over a period of seven years.

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

ITEM 2.   PROPERTIES

The Company currently leases 34,620 square feet of executive office space in Indianapolis, Indiana, under a lease expiring December 31, 2005.

STEAK N SHAKE, INC.

As of September 27, 2000, Steak n Shake operated 188 leased and 125 owned restaurants in Indiana, Illinois, Michigan, Missouri, Florida, Georgia, Iowa, Ohio, Kansas, Kentucky, Tennessee, Arkansas, Alabama and Wisconsin. Steak n Shake restaurant leases for land and building typically are non-cancelable, have an initial term of 18 to 25 years and renewal terms aggregating twenty years or more and require Steak n Shake to pay real estate taxes, insurance and maintenance costs. Of these leases, 138 contain percentage of sales rental clauses in addition to base rent requirements.

The majority of restaurants are generally 3,800 square feet and seat approximately 100 customers while a minimal percentage of restaurants have a similar architectural style but seat 39 to 138 customers and occupy between 1,010 and 6,000 square feet.

Steak n Shake has lease obligations on 15 former restaurant locations in Georgia, Ohio, Illinois, Kentucky and Texas all of which have been subleased to others as of September 27, 2000. These obligations primarily relate to restaurant locations disposed of in the late 1970's, and the sublease rentals cover substantially all of the Company's obligations under the primary leases.

Steak n Shake also has a complex of three buildings located in Bloomington, Illinois, where it owns 38,900 square feet of office/warehouse space in two separate buildings, one of which has cold storage facilities, and leases a 26,300 square foot distribution center and division office facility. Steak n Shake also leases division offices in Orlando, Florida; Franklin, Ohio; Columbus, Ohio; Brighton, Michigan, Elk Grove Village, IL and Tallahasee, Florida and a division office and administrative facility in Indianapolis, Indiana. In addition, Steak n Shake owns a division office facility in St. Louis, Missouri. At September 27, 2000, Steak n Shake owns one restaurant location that has been leased to a third party. In addition, there were eight restaurants under construction and the Company owned two parcels of land, that are being held for future development.

CONSOLIDATED SPECIALTY RESTAURANTS, INC.

As of September 27, 2000, CSR operated ten facilities in Illinois and Indiana, of which six are leased facilities and four are owned. In addition, CSR has a lease obligation on one former restaurant located in Indiana. The leases for land and building are typically non-cancelable agreements with initial terms of 10 to 15 years and three five-year renewal terms. All of the leases except two have percentage of sales rental clauses in addition to base rent requirements. The leases require CSR to pay real estate taxes, insurance and maintenance costs. These units have approximately 6,000 to 8,000 square feet and seat 150 to 225 customers. In September 2000 the Company announced that CSR's operations would be discontinued and its properties disposed of. To date, two of the CSR restaurants have been sold while three units have been closed or the lease terminated. The remaining units are expected to be disposed of by the end of fiscal year 2001.


SNS INVESTMENT COMPANY, INC.

SNS Investment Company, Inc. ("SIC"), a wholly owned subsidiary of the Company, assists qualified franchisees with financing by purchasing or leasing land, constructing the restaurant and then leasing or subleasing the land and building to the franchisee. SIC leases the land and building for seven properties as the primary lessee. These leases typically have an initial term of 18 years and renewal options aggregating 20 years or more and require SIC to pay real estate taxes, insurance and maintenance costs. As of September 27, 2000, SIC had six land and building leases for properties located in Louisville and Elizabethtown, Kentucky; Chattanooga, Tennessee; Clarksville, Indiana and Columbia, Missouri which are being operated by franchisees pursuant to sublease agreements. All lease and sublease agreements between SIC and its franchisees specifically include triple net lease provisions whereby the franchisee is responsible for all real estate taxes, insurance and maintenance costs. Additionally, SIC had a land and building lease for a property in Little Rock, Arkansas which was operated by Steak n Shake, Inc.

RESTAURANT LEASE EXPIRATIONS

Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:

                                                           NUMBER OF LEASES EXPIRING
                                                           -------------------------
                  PERIOD                                SNS            CSR             SIC
                  ------                                ---            ---             ---
          2001 - 2005                                     2                2            0
          2006 - 2010                                     9                2            0
          2011 - 2015                                     3                1            0
          2016 - 2020                                     9                1            0
          2021 - 2025                                    18                0            0
          Beyond                                        147                1            7
                                                        ---                -            -
                                                        188                7            7
                                                        ===                =            =


ITEM 3.   LEGAL PROCEEDINGS

There are no legal proceedings against the Company, which, if adversely resolved, would have a material effect upon the Company.

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

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET PRICE RANGE/STOCK TRADING

The Common Stock of Consolidated Products, Inc. is traded on the New York Stock Exchange (NYSE) under the symbol COP. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal. The high and low closing sales prices for the Company's Common Stock, as reported on the New York Stock Exchange for each quarter of the Company's past two fiscal years, are shown below:

                                             2000                       1999(1)
                                      -----------------------------------------------
                                      HIGH           LOW           HIGH           LOW
                                      ----           ---           ----           ---
     First Quarter                 $ 11 1/4       $ 7 11/16      $ 16 9/16      $ 11 1/2
     Second Quarter                $ 11 7/8       $ 9            $ 19           $ 14 1/2
     Third Quarter                 $ 10 1/16      $ 9            $ 18 1/16      $ 15 11/16
     Fourth Quarter                $ 9 7/16       $ 7 3/4        $ 16 1/8       $ 9 3/16

(1) THE SALES PRICES HAVE BEEN ADJUSTED TO REFLECT THE 10% STOCK DIVIDEND DECLARED IN DECEMBER 1999.

ITEM 6.        SELECTED FINANCIAL DATA

Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 2000 Annual Report under "Selected Financial and Operations Data (Unaudited)," are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of results of operations and financial condition set forth in the Company's 2000 Annual Report under "Management's Discussion and Analysis", are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At September 27, 2000, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Statements of Earnings, Consolidated Statements of Financial Position, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements and The Report of Independent Auditors set forth in the Company's 2000 Annual Report are incorporated herein by reference.

Information on quarterly results of operations, set forth in the Company's 2000 Annual Report under "Quarterly Financial Data (Unaudited)" is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference. Certain information relating to the Company's executive officers is included in Part I of this Form 10-K under "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION

The information included under the captions "Compensation of Directors", "Compensation of Executive Officers", "Summary Compensation Table", "Stock Option Grants in Fiscal 2000", "Aggregated Stock Option Exercises in Fiscal 2000 and Fiscal Year End Option Values", "Long Term Incentive Plan - Awards in Last Fiscal Year", "Report of the Executive Committee" and "Company Performance" in the Company's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Management Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders to be filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS. The following table sets forth the financial statements filed as a part of this report:

          Consolidated Statements of Financial Position at September 27, 2000 and September 29, 1999

          For the years ended September 27, 2000, September 29, 1999 and September 30, 1998:
          -    Consolidated Statements of Earnings
          -    Consolidated Statements of Cash Flows
          -    Consolidated Statements of Shareholders' Equity


          Notes to Consolidated Financial Statements

          Report of Independent Auditors


     2.   FINANCIAL STATEMENT SCHEDULES.

          All schedules for the years ended September 27, 2000, September 29, 1999 and September 30, 1998 have been omitted for the reason that they are not required or are not applicable, or the required information is set forth in the financial statements or notes thereto.

     3. EXHIBITS. The following exhibits are filed as a part of this Annual Report on Form 10-K.

          3.01 Restated Articles of Incorporation of Steak n Shake, Inc., filed April 1, 1977.

          3.02 Attachment to Joint Agreement of Merger, between Franklin Corporation and Steak n Shake, Inc., filed October 31, 1983 (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K Report for the year ended September 28, 1983).

          3.03 Articles of Amendment to Articles of Incorporation of Steak n Shake, Inc. filed May 15, 1984 changing the name of the Registrant to "Consolidated Products, Inc." (Incorporated by reference to Exhibit 3.4 to the Registrant's Form 10-K Report for the year ended September 26, 1984).

          3.04 Articles of Amendment to the Articles of Incorporation of Consolidated Products, Inc. filed May 11, 1998. (Incorporated by reference to Exhibit 3.05 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 8, 1998.)

          3.05 Bylaws of Consolidated Products, Inc., as amended through October 30, 1996.

          4.01 Specimen certificate representing Common Stock of Consolidated Products, Inc. (formerly Steak n Shake, Inc.). (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 9, 1997).

          4.02 Amended and Restated Credit Agreement by and Between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated December 30, 1994 (amending that earlier credit agreement between parties dated as of March 10, 1994 and effective as of February 23, 1994, relating to a $5,000,000 revolving line of credit which was not filed pursuant to Rule 601 of the Securities and Exchange Commission), relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 4.06 to the Registrant's Form 10-Q Report for the fiscal quarter ended December 21, 1994).

          4.03 Note Purchase Agreement By and Between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of September 27 1995 related to $39,250,000 senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report dated September 26, 1995).

          4.04 Amendment To Note Purchase and Private Shelf Agreement by and between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of April 21, 1999 related to senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.10 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 14, 1999).

          4.05 Seventh Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated May 31, 2000. (Incorporated by reference to Exhibit 4.12 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).

          10.01 Consolidated Products, Inc. Executive Incentive Bonus Plan. (Incorporated by reference to Exhibit 19.1 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 1, 1992).

          10.02 Steak n Shake, Inc. Executive Incentive Bonus Plan. (Incorporated by reference to Exhibit 19.2 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 1, 1992).

          10.03 Consultant Agreement by and between James Williamson, Jr. and the Registrant dated November 20, 1990. (Incorporated by reference to Exhibit 19.5 to the Registrant's Form 10-Q Report for the fiscal quarter July 1, 1992).

          10.04 Letter from the Registrant to Alan B. Gilman dated June 27, 1992. (Incorporated by reference to Exhibit 19.13 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

          10.05 Consolidated Products, Inc. 1992 Employee Stock Purchase Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1993 related to its 1993 Annual Meeting of Shareholders).

          10.06 Consolidated Products, Inc. 1992 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1993 related to its 1993 Annual Meeting of Shareholders).

          10.07 Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

          10.08 Consolidated Products, Inc. 1996 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 15, 1996 related to the 1996 Annual Meeting of Shareholders).

          10.09 Consolidated Products, Inc. 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

          10.10 Consolidated Products, Inc. 1997 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

          10.11 Amendment to Consolidated Products, Inc. 1992 Employee Stock Purchase Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

          10.12 Consolidated Products, Inc. 1997 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

          10.13 Amendment to Consolidated Products, Inc. 1992 Employee Stock Purchase Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 22, 1997 related to the 1998 Annual Meeting of Shareholders).

          10.14 Consolidated Products, Inc. 1998 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 22, 1997 related to the 1998 Annual Meeting of Shareholders).

          10.15 Form of option agreement related to 1999 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).

          10.16 Form of option agreement related to 2000 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).

          13.01 Portions of the Annual Report to Shareholders for the Year Ended September 27, 2000 incorporated by reference into this Form 10-K.

          21.01     Subsidiaries of the Registrant.

          23.01     Consent of Ernst & Young LLP.

          27.01     Financial Data Schedule.

(b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2000.

                                        CONSOLIDATED PRODUCTS, INC.

                                        By: /s/ Mark A. Paul
                                           --------------------------
                                             Mark A. Paul
                                             Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 22, 2000.


/s/ E. W. Kelley                                  Director
-----------------------------
E. W. Kelley

/s/ S. Sue Aramian                                Director
-----------------------------
S. Sue Aramian

/s/ Alan B. Gilman                                President, Chief Executive
-----------------------------                     Officer and Director
Alan B. Gilman                                    (Principal Executive Officer)

/s/ James W. Bear                                 Senior Vice President Finance
-----------------------------                     and Treasurer
James W. Bear                                     (Principal Financial Officer)

/s/ Mark A. Paul                                  Controller
-----------------------------                     (Principal Accounting Officer)
Mark A. Paul

/s/ Stephen Goldsmith                             Director
-----------------------------
Stephen Goldsmith

/s/ Charles E. Lanham                             Director
-----------------------------
Charles E. Lanham

/s/ J. Fred Risk                                  Director
-----------------------------
J. Fred Risk

/s/ Dr. John W. Ryan                              Director
-----------------------------
Dr. John W. Ryan

/s/ James Williamson, Jr.                         Director
-----------------------------
James Williamson, Jr.

                   CONSOLIDATED PRODUCTS INC. AND SUBIDIARIES

                                Index to Exhibits

     NUMBER    DESCRIPTION
     ------    -----------
(3)  3.01      Restated Articles of Incorporation of Steak n Shake, Inc., filed
               April 1, 1977.

     3.02      Attachment to Joint Agreement of Merger between Franklin
               Corporation and Steak n Shake, Inc., filed October 31, 1983
               (Incorporated by reference to Exhibit 3.2 to the Registrant's
               Form 10-K Report for the year ended September 28, 1983).

     3.03      Articles of Amendment to Articles of Incorporation of Steak n
               Shake, Inc. filed May 15, 1984 changing the name of the Registrant to "Consolidated Products, Inc." (Incorporated by reference to Exhibit 3.4 to the Registrant's Form 10-K Report for the year ended September 26, 1984).

     3.04 Articles of Amendment to the Articles of Incorporation of Consolidated Products, Inc. filed May 11, 1998. (Incorporated by reference to Exhibit 3.05 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 8, 1998.)

     3.05      Bylaws of Consolidated Products, Inc., as amended through October
               30, 1996.

(4)  4.01      Specimen certificate representing Common Stock of Consolidated
               Products, Inc. (formerly Steak n Shake, Inc.). (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report
               for the fiscal quarter ended April 9, 1997).

     4.02      Amended and Restated Credit Agreement By and Between Consolidated
               Products, Inc. and Bank One, Indianapolis, N.A. dated December
               30, 1994 (amending that earlier credit agreement between parties dated as of March 10, 1994 and effective as of February 23, 1994, relating to a $5,000,000 revolving line of credit which was not filed pursuant to Rule 601 of the Securities and Exchange
               Commission), relating to a $30,000,000 revolving line of credit.
               (Incorporated by reference to Exhibit 4.06 to the Registrant's
               10-Q Report for the fiscal quarter ended December 21, 1994).

     4.03      Note Purchase Agreement by and Between Consolidated Products,
               Inc. and The Prudential Insurance Company of America dated as of
               September 27 1995 related to $39,250,000 senior note agreement and private shelf facility. (Incorporated by reference to Exhibit
               4.1 to the Registrant's Form 8-K Report dated September 26,
               1995).

     4.04 Amendment To Note Purchase and Private Shelf Agreement by and between Consolidated Products, Inc. and The Prudential Insurance
               Company of America dated as of April 21, 1999 related to senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.10 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 14, 1999).

     4.05 Seventh Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis,
               N.A. dated May 31, 2000. (Incorporated by reference to Exhibit
               4.12 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).

(9)            No exhibit.

(10) 10.01     Consolidated Products, Inc. Executive Incentive Bonus Plan.
               (Incorporated by reference to Exhibit 19.1 to the Registrant's
               Form 10-Q Report for the fiscal quarter



               ended July 1, 1992).

     10.02 Steak n Shake, Inc. Executive Incentive Bonus Plan. (Incorporated by reference to Exhibit 19.2 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 1, 1992).

     10.03     Consultant Agreement by and between James Williamson, Jr. and the
               Registrant dated November 20, 1990. (Incorporated by reference to
               Exhibit 19.5 to the Registrant's Form 10-Q Report for the fiscal quarter July 1, 1992).

     10.04     Letter from the Registrant to Alan B. Gilman dated June 27, 1992.
               (Incorporated by reference to Exhibit 19.13 to the Registrant's
               Form 10-Q Report for the fiscal quarter ended July 1, 1992).

     10.05     Consolidated Products, Inc. 1992 Employee Stock Purchase Plan.
               (Incorporated by reference in to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1993 related to its 1993 Annual Meeting of Shareholders).

     10.06     Consolidated Products, Inc. 1992 Employee Stock Option Plan.
               (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1993 related to its 1993 Annual Meeting of Shareholders).

     10.07     Consolidated Products, Inc. 1995 Employee Stock Option Plan.
               (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

     10.08     Consolidated Products, Inc. 1996 Nonemployee Director Stock
               Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 15, 1996 related to the 1996 Annual Meeting of Shareholders).

     10.09     Consolidated Products, Inc. 1997 Employee Stock Option Plan.
               (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

     10.10     Consolidated Products, Inc. 1997 Capital Appreciation Plan.
               (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

     10.11     Amendment to Consolidated Products, Inc. 1992 Employee Stock
               Purchase Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

     10.12     Consolidated Products, Inc. 1997 Nonemployee Director Stock
               Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

     10.13     Amendment to Consolidated Products, Inc. 1992 Employee Stock
               Purchase Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 22, 1997 related to the 1998 Annual Meeting of Shareholders).

     10.14     Consolidated Products, Inc. 1998 Nonemployee Director Stock
               Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 22, 1997 related to the 1998 Annual Meeting of Shareholders).



     10.15     Form of option agreement related to 1999 Nonemployee Director
               Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q
               Report for the fiscal quarter ended July 5, 2000).

     10.16     Form of option agreement related to 2000 Nonemployee Director
               Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q
               Report for the fiscal quarter ended July 5, 2000).

(11)           No exhibit.

(12)           No exhibit.

(13) 13.01     Portions of the Annual report to Shareholders for the Year Ended
               September 27, 2000 incorporated by reference into this Form 10-K.

(16)           No exhibit.

(18)           No exhibit.

(21) 21.01     Subsidiaries of the Registrant.

(22)           No exhibit.

(23) 23.01     Consent of Ernst & Young LLP.

(24)           No exhibit.

(27) 27.01     Financial Data Schedule.

(99)           No exhibit.