Form 10-Q
period 2000-12-20
CONSOLIDATED PRODUCTS INC /IN/
filed 2001-02-02
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED DECEMBER 20, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


     Number of shares of Common Stock outstanding at January 23, 2001:
28,508,801




The Index to Exhibits is located at Page 12.                      Total Pages 15

                           CONSOLIDATED PRODUCTS, INC.

                                      INDEX


                                                                                        Page No.
                                                                                        --------
PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

                    Consolidated Statements of Financial Position -
                      December 20, 2000 (Unaudited) and September 27, 2000                 3

                    Consolidated Statements of Earnings (Unaudited)
                      Twelve Weeks Ended December 20, 2000 and December 22, 1999           4

                    Consolidated Statements of Cash Flows (Unaudited)
                      Twelve Weeks Ended December 20, 2000 and December 22, 1999           5

                    Notes to Consolidated Financial Statements (Unaudited)                 6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                    8

          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                                     11

PART II.  OTHER INFORMATION

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                      12

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                           CONSOLIDATED PRODUCTS, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                            DECEMBER 20,      SEPTEMBER 27,
                                                                2000              2000
                                                            ------------      ------------
                                                             (Unaudited)
ASSETS:

CURRENT ASSETS
     Cash and cash equivalents                              $  2,667,469      $  2,177,780
     Receivables                                               4,362,573         3,192,384
     Properties under sale and
       leaseback contract                                      4,183,077         3,593,023
     Inventory                                                 5,504,588         5,484,670
     Deferred income taxes                                       400,000           400,000
     Other current assets                                      4,172,066         3,769,898
                                                            ------------      ------------
     Total current assets                                     21,289,773        18,617,755
                                                            ------------      ------------

PROPERTY AND EQUIPMENT
     Land                                                     62,269,492        63,688,394
     Buildings                                                57,603,365        56,011,693
     Leasehold improvements                                   53,240,571        51,746,799
     Equipment                                               114,356,766       114,286,577
     Construction in progress                                 13,571,837        14,584,748
                                                            ------------      ------------
                                                             301,042,031       300,318,211
     Less accumulated depreciation
       and amortization                                      (80,927,064)      (80,620,128)
                                                            ------------      ------------
     Net property and equipment                              220,114,967       219,698,083
                                                            ------------      ------------

NET LEASED PROPERTY                                            1,340,597         1,453,428

OTHER ASSETS                                                     995,734           997,585
                                                            ------------      ------------
                                                            $243,741,071      $240,766,851
                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES

     Accounts payable                                       $ 15,420,886      $ 16,031,451
     Accrued expenses                                         18,672,755        20,200,716
     Current portion of senior note                            3,960,317         3,960,317
     Current portion of obligations
       under capital leases                                      842,191           905,453
                                                            ------------      ------------
     Total current liabilities                                38,896,149        41,097,937
                                                            ------------      ------------

DEFERRED INCOME TAXES
  AND CREDITS                                                  7,634,419         7,504,485

OBLIGATIONS UNDER
  CAPITAL LEASES                                               1,678,659         1,839,244

REVOLVING LINE OF CREDIT                                      17,815,000        12,695,000

SENIOR NOTE                                                   25,521,746        25,521,746


SHAREHOLDERS' EQUITY
     Common stock -- $.50 stated value,
       50,000,000 shares authorized --
       shares issued: 29,933,086 in fiscal 2001;
       29,920,608 in fiscal 2000                              14,966,543        14,960,304
     Additional paid-in capital                              121,502,318       121,412,602
     Retained earnings                                        30,044,264        26,082,398
     Less: Unamortized value of
             restricted shares                                (1,808,172)       (1,307,031)
           Treasury stock -- at cost
             1,272,285 shares in fiscal 2001;
             819,238 shares in fiscal 2000                   (12,509,855)       (9,039,834)
                                                            ------------      ------------
     Total shareholders' equity                              152,195,098       152,108,439
                                                            ------------      ------------
                                                            $243,741,071      $240,766,851
                                                            ============      ============

SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                TWELVE WEEKS ENDED
                                                            ---------------------------
                                                            DECEMBER 20,    DECEMBER 22,
                                                               2000            1999
                                                            -----------     -----------
REVENUES:
     Net sales                                              $95,078,380     $87,941,402
     Franchise fees                                             816,583         748,945
     Other, net                                                 668,411         638,889
                                                            -----------     -----------
                                                             96,563,374      89,329,236
                                                            -----------     -----------
COSTS AND EXPENSES:
     Cost of sales                                           22,588,981      21,324,062
     Restaurant operating costs                              48,324,817      42,449,532
     General and administrative                               7,088,192       6,639,614
     Depreciation and amortization                            3,864,393       3,378,017
     Rent                                                     4,118,516       3,531,559
     Marketing                                                2,910,834       2,566,450
     Pre-opening costs                                          954,550       1,138,589
     Interest                                                   548,226         206,586
                                                            -----------     -----------
                                                             90,398,509      81,234,409
                                                            -----------     -----------
EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                         6,164,865       8,094,827

INCOME TAXES                                                  2,203,000       2,923,000
                                                            -----------     -----------

EARNINGS FROM CONTINUING OPERATIONS                           3,961,865       5,171,827

DISCONTINUED OPERATIONS:
  LOSS FROM OPERATIONS, NET OF INCOME TAXES                           -        (242,321)
                                                            -----------     -----------

NET EARNINGS                                                $ 3,961,865     $ 4,929,506
                                                            ===========     ===========

BASIC NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
     From Continuing Operations                             $       .14     $       .18
     Discontinued Operations                                          -            (.01)
                                                            -----------     -----------
     Basic earnings per share                               $       .14     $       .17
                                                            ===========     ===========

DILUTED NET EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
     From Continuing Operations                             $       .14     $       .18
     Discontinued Operations                                          -            (.01)
                                                            -----------     -----------
     Diluted earnings per share                             $       .14     $       .17
                                                            ===========     ===========

WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
     Basic                                                   29,015,468      29,377,521
     Diluted                                                 29,015,494      29,481,788

SEE ACCOMPANYING NOTES.

                           CONSOLIDATED PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       TWELVE WEEKS ENDED
                                                                 ------------------------------
                                                                 DECEMBER 20,      DECEMBER 22,
                                                                     2000              1999
                                                                 ------------      ------------
OPERATING ACTIVITIES:
     Net earnings                                                $  3,961,865      $  4,929,506
          Adjustments to reconcile net earnings to
            net cash provided by operating activities:
               Depreciation and amortization                        3,864,393         3,603,158
               Gain on disposal of property                          (165,665)         (114,164)
               Changes in receivables and inventories                 987,089         1,390,119
               Changes in other assets                               (543,560)         (592,386)
               Changes in income taxes payable                      2,000,636         2,699,403
               Changes in accounts payable
                 and accrued expenses                              (4,397,334)       (3,141,837)
                                                                 ------------      ------------

     Net cash provided by operating activities                      5,707,424         8,773,799
                                                                 ------------      ------------

INVESTING ACTIVITIES:
     Additions of property and equipment                          (10,163,388)      (16,387,384)
     Net proceeds from sale/leasebacks and
       other disposals                                              4,056,434         7,415,943
                                                                 ------------      ------------
     Net cash used in investing activities                         (6,106,954)       (8,971,441)
                                                                 ------------      ------------

FINANCING ACTIVITIES:
     Principal payments on debt
       and capital lease obligations                                 (144,344)         (220,414)
     Lease payments on subleased properties                          (152,728)         (170,346)
     Proceeds from long-term debt                                   5,120,000                --
     Proceeds from equipment and property leases                      141,084           154,335
     Proceeds from exercise of stock options                               --            86,178
     Treasury stock repurchases                                    (4,074,793)         (968,892)
                                                                 ------------      ------------

     Net cash used in financing activities                            889,219        (1,119,139)
                                                                 ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      489,689        (1,316,781)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      2,177,780         4,005,187
                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  2,667,469      $  2,688,406
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

     In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of December 20, 2000, the consolidated statements of earnings for the twelve weeks ended December 20, 2000 and December 22, 1999 and the consolidated statements of cash flows for the twelve weeks ended December 20, 2000 and December 22, 1999 have been included.

     The consolidated statements of earnings for the twelve weeks ended December 20, 2000 and December 22, 1999 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 2000.

SEASONAL ASPECTS

     The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

DISCONTINUED OPERATIONS

     In September 2000, the Company announced its decision to dispose of the Specialty Restaurant segment of the business comprised of its Consolidated Specialty Restaurants, Inc. (CSR) subsidiary. The Company has reported the disposal of the Specialty Restaurant segment as a disposal of a segment of the business and has reported it as a discontinued operation in accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The loss from operations and the estimated loss on disposal, net of applicable income taxes, are shown below Earnings from Continuing Operations. In addition, all amounts relating to CSR have been reclassified to discontinued operations for all years presented.

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

     The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:

                                                                 TWELVE WEEKS ENDED
                                                            ---------------------------
                                                            DECEMBER 20,    DECEMBER 22,
                                                                2000            1999
                                                            -----------     -----------
Weighted average shares outstanding - Basic                  29,015,468      29,377,521
Share equivalents                                                    26         104,267
                                                            -----------     -----------
Weighted average shares and equivalents - Diluted            29,015,494      29,481,788
                                                            ===========     ===========


Net earnings for basic and diluted earnings
  per share computation                                     $ 3,961,865     $ 4,929,506
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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

                                                  TWELVE WEEKS ENDED
                                                ---------------------
                                                12/20/00     12/22/99
                                                --------     --------
     REVENUES
          Net sales                                98.5%        98.5%
          Franchise fees                            0.9          0.8
          Other, net                                0.6          0.7
                                                  -----        -----
                                                  100.0        100.0
                                                  -----        -----
     COSTS AND EXPENSES
          Cost of sales                            23.8(1)      24.2
          Restaurant operating costs               50.8(1)      48.3(1)
          General and administrative                7.3          7.4
          Depreciation and amortization             4.0          3.8
          Rent                                      4.3          4.0
          Marketing                                 3.0          2.9
          Pre-opening costs                         1.0          1.3
          Interest                                  0.6          0.2
                                                  -----        -----
                                                   93.6         90.9
                                                  -----        -----
     EARNINGS FROM CONTINUING OPERATIONS
       BEFORE INCOME TAXES                          6.4          9.1

     INCOME TAXES                                   2.3          3.3
                                                  -----        -----
     EARNINGS FROM CONTINUING OPERATIONS            4.1          5.8

     DISCONTINUED OPERATIONS:
       LOSS FROM OPERATIONS, NET OF
       INCOME TAXES                                   -         (0.3)
                                                  -----        -----

     NET EARNINGS                                   4.1%         5.5%
                                                  =====        =====

----------

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF TWELVE WEEKS ENDED DECEMBER 20, 2000 TO TWELVE WEEKS ENDED DECEMBER 22, 1999

REVENUES

     Net sales increased $7,137,000 to $95,078,000, or 8.1%, due primarily to a 12.7% increase in the number of Company-operated Steak n Shake restaurants. Same store sales were flat due to a 2.2% increase in check average and a 2.1% decrease in customer counts. Same store sales were down 10% in the last two weeks of the quarter as a result of severe December weather conditions. The number of Company-operated Steak n Shake restaurants increased to 319 at December 20, 2000 as compared to 283 at December 22, 1999. Steak n Shake instituted menu price increases of approximately 1.2% and 2.4% in the second and third quarters of fiscal 2000, respectively.

COSTS AND EXPENSES

     Cost of sales increased $1,265,000, or 5.9%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 23.8% from 24.2%, primarily as a result of the menu price increases.

     Restaurant operating costs increased $5,875,000, or 13.8%, due to an increase in labor costs and other operating costs resulting from the increased sales volume. Restaurant operating costs, as a percentage of net sales, increased to 50.8% from 48.3%. Restaurant operating costs were higher because the severe December weather affected labor efficiencies, a 2.5% increase in wage rates arising from tight labor markets, increases in fringe benefit costs and increased utility costs.

     General and administrative expenses increased $449,000 or 6.8%. As a percentage of revenues, general and administrative expenses decreased slightly to 7.3% from 7.4%.

     The $486,000, or 14.4%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2000.

     Rent expense increased $587,000, or 16.6%, as a result of the completion of the sale and leaseback of twenty Company-owned properties since the beginning of fiscal 2000.

     Marketing expense increased $344,000, or 13.4%. As a percentage of revenues, marketing expense increased slightly from 3.0% to 2.9%. Marketing expenses increased primarily due to the introduction of television advertising in the Chicago and Columbus, Ohio markets, cable television in Florida, higher television media costs and higher outdoor costs.

     Pre-opening costs decreased $184,000, or 16.2% due to increased budgetary controls surrounding new unit openings which has driven the average cost to open a new unit down from the prior year. In addition, the average cost to open a new unit is also positively impacted because the Company now has an established base of restaurants in the Cleveland, Detroit and Kansas City markets, thereby eliminating the need to bring employees in from other Steak n Shake markets to assist in the opening of new restaurants.

     Interest expense increased $342,000 due to increased average net borrowings under the Company's senior note agreement and the revolving line of credit.

INCOME TAXES

     The Company's effective income tax rate as a percentage of earnings before income taxes decreased to 35.7% from 36.1% for the quarter ended December 22, 1999. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

EARNINGS FROM CONTINUING OPERATIONS

     Earnings from continuing operations decreased $1,210,000, or 23.4% primarily due to the severe December weather conditions and increased utility costs.

DISCONTINUED OPERATIONS

     In September 2000, the Company announced its decision to dispose of the Specialty Restaurants segment of the business comprised of its Consolidated Specialty Restaurants, Inc. (CSR) subsidiary, which operated 11 specialty casual dining restaurants, primarily Colorado Steakhouses. Accordingly, the Company recorded a one-time charge for the estimated loss on disposal of discontinued operations of $3,750,000, ($2,400,000 net of income taxes or $.08 per diluted share), in the fourth quarter of fiscal 2000. The loss from operations and the estimated loss on disposal, net of applicable income taxes, are shown below Earnings from Continuing Operations. In addition, all amounts relating to CSR have been reclassified to discontinued operations for all years presented.

NET EARNINGS

     Net earnings were $3,962,000 ($.14 per diluted share) down 19.6% compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Six Company-operated Steak n Shake restaurants were opened during the quarter ended December 20, 2000. Subsequent to the end of the first quarter, two Company-operated Steak n Shake restaurants were opened. Six additional Company - operated units and one franchise unit are currently under construction. For the quarter ended December 20, 2000, capital expenditures totaled $10,163,000 as compared to $16,387,000 for the comparable prior year period.

     The Company expects to open 25 to 30 Steak n Shake restaurants in fiscal year 2001. This reduction in new unit openings from the prior year reflects an intensified focus on consistently providing guests high levels of hospitality and satisfaction, especially in newer markets, in order to increase same store sales. The reduction will also allow management to focus solely on very high quality new sites that will yield above average results. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment to date in fiscal 2001 is $1,500,000. The Company intends to fund capital expenditures, its stock repurchase program and meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties and bank borrowings.

     During the twelve weeks ended December 20, 2000, cash provided by operations totaled $5,707,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $4,056,000. During the twelve weeks ended December 22, 1999, cash provided by operations totaled $8,774,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $7,416,000. At December 20, 2000 the Company had additional sale and leaseback properties under contract which, when closed, will generate approximately $4,183,000 in proceeds.

     Net cash provided by financing activities for the twelve weeks ended December 20, 2000 totaled $889,000 compared to net cash used of $1,119,000 in the comparable prior year period.

     The Company has a stock repurchase program which calls for the purchase of up to 2,000,000 shares of its outstanding common stock. During the twelve weeks ended December 20, 2000, the Company repurchased a total of 535,060 shares for $4,074,793. The repurchased shares will be used to fund the Company's employee stock plans.

     As of December 20, 2000, the Company had outstanding borrowings of $29,482,000 under its $75,000,000 Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"). Consequently, the Company has borrowings of $45,518,000 available under the Senior Note Agreement over the period ending April 21, 2002 at interest rates based upon market rates at the time of borrowing. Borrowings under the Senior Note bear interest at an average fixed rate of 7.6%.

     There were borrowings of $17,815,000 under the Company's $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement") at December 20, 2000 and none at December 22, 1999. The Company's Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. During the second quarter of fiscal year 2000, the Company amended the Revolving Credit Agreement to extend the maturity date to January 31, 2002. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things require the Company to maintain certain financial ratios.

EFFECT OF GOVERNMENTAL REGULATIONS AND INFLATION

     Since most of the Company's employees are paid hourly rates related to federal and state minimum wage laws, increases in the legal minimum wage directly increase the Company's operating costs. Inflation in food, labor and other operating costs directly affects the Company's operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of fiscal year 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's results of operations.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     Certain forward-looking statements are contained in this Report and may be made by Company spokespersons based on current expectations of management. Those statements include, but may not be limited to, the discussions of the Company's expansion strategy, expectations concerning its future profitability, capital sources and needs, marketing plans and franchising programs. Investors in the Common Stock are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Those risks and uncertainties include, but are not limited to, changes in competitive, economic or legal factors, changes in the tax laws and changes in accounting standards, as well as changes in internal and business combinations. Although the Company believes that the assumptions on which its forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements could be incorrect. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At December 20, 2000 hypothetical 100 basis point increase in short-term interest rates would not have a material impact on the Company's earnings.

                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          (3)  3.01      Restated Articles of Incorporation of Steak n Shake,
                         Inc., filed April 1, 1977. (Incorporated by reference
                         to Exhibit 3.01 to the Registrant's Form 10-K Report
                         for the year ended September 27, 2000).

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

               3.05 Bylaws of Consolidated Products, Inc., as amended through October 30, 1996. (Incorporated by reference to Exhibit 3.05 to the Registrant's Form 10-K Report for the year ended September 27, 2000).

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

          (13) 13.01     Portions of the Annual report to Shareholders for the
                         Year Ended September 27, 2000 incorporated by reference
                         into this Form 10-K. (Incorporated by reference to
                         Exhibit 13.01 to the Registrant's Form 10-K Report for
                         the year ended September 27, 2000).

          (27) 27.01     Financial Data Schedule. (Electronic filing only).

     (b)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the period covered by this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 1, 2000.


                                   CONSOLIDATED PRODUCTS, INC.
                                   (Registrant)

                                   /s/ Mark A. Paul
                                   ------------------------
                                   By Mark A. Paul
                                        Controller
                                        On Behalf of the Registrant and as
                                        Principal Accounting Officer