Form 10-Q
period 2001-04-11
STEAK & SHAKE CO
filed 2001-05-23
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE SIXTEEN WEEKS ENDED APRIL 11, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE   ACT OF 1934


Commission file number 0-8445



                            THE STEAK N SHAKE COMPANY
             (Exact name of registrant as specified in its charter)

              INDIANA                                       37-0684070
   (State or other jurisdiction                          (I.R.S. Employer
        of incorporation or                             Identification No.)
           organization)

                      36 S. PENNSYLVANIA STREET, SUITE 500
                           INDIANAPOLIS, INDIANA 46204
                                 (317) 633-4100
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X No
    ---   ---



      Number of shares of Common Stock outstanding at May 11, 2001: 28,728,183

                            THE STEAK N SHAKE COMPANY

                                      INDEX

                                                                           Page No.
                                                                           --------

PART I.  FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    Consolidated Statements of Financial Position -
                      April 11, 2001 (Unaudited) and September 27, 2000       3

                    Consolidated Statements of Earnings (Unaudited)
                      Sixteen and Twenty-Eight Weeks Ended April 11, 2001
                      and April 12, 2000                                      4

                    Consolidated Statements of Cash Flows (Unaudited)
                      Twenty-Eight Weeks Ended April 11, 2001 and
                      April 12, 2000                                          5

                    Notes to Consolidated Financial Statements (Unaudited)    6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                                8

         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                        12

PART II  OTHER INFORMATION

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                         13

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                         14

                          PART I. FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                            THE STEAK N SHAKE COMPANY
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                    APRIL 11,     SEPTEMBER 27,                                          APRIL 11,   SEPTEMBER 27,
                                     2001             2000                                                 2001           2000
                                  -----------     ------------                                          -----------   ------------
                                  (Unaudited)                                                           (Unaudited)

ASSETS:                                                          LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT ASSETS                                                   CURRENT LIABILITIES
   Cash, including cash equivalents                                Accounts payable                     $ 12,756,939   $ 16,031,451
     of $4,650,000 in 2001 and                                     Accrued expenses                       20,907,708     20,200,716
     $0 in 2000                      $7,749,373  $   2,177,780     Current portion of senior note          3,960,317      3,960,317
   Receivables                        4,660,773      3,192,384     Current portion of obligations
   Properties under sale and                                         under capital leases                    737,385        905,453
     leaseback contract               3,091,528      3,593,023                                            ------------ -------------
                                                                   Total current liabilities              38,362,349     41,097,937
   Inventories                        5,239,950      5,484,670
   Deferred income taxes                400,000        400,000   DEFERRED INCOME TAXES
   Other current assets               4,018,638      3,769,898     AND CREDITS                             7,873,800      7,504,485
                                   ------------  -------------
   Total current assets              25,160,262     18,617,755
                                   ------------  -------------
                                                                 OBLIGATIONS UNDER
PROPERTY AND EQUIPMENT                                             CAPITAL LEASES                          1,496,775      1,839,244
   Land                              63,998,044     63,688,394
   Buildings                         58,230,027     56,011,693   REVOLVING LINE OF CREDIT                 10,000,000     12,695,000
   Leasehold improvements            54,059,930     51,746,799
   Equipment                        119,039,451    114,286,577
   Construction in progress          10,243,591     14,584,748   SENIOR NOTE                              30,521,746     25,521,746
                                   ------------  -------------
                                    305,571,043    300,318,211
   Less accumulated depreciation
    and amortization                (85,871,100)   (80,620,128)
                                   ------------  -------------
   Net property and equipment       219,699,943    219,698,083
                                   ------------  -------------   SHAREHOLDERS' EQUITY
   Common stock -- $.50 stated value
                                                                   50,000,000 shares authorized --
                                                                   shares issued:  30,151,984 in
                                                                   2001; 29,920,608 in 2000               15,075,992     14,960,304
                                                                  Additional paid-in capital             122,679,491    121,412,602
NET LEASED PROPERTY                   1,221,118      1,453,428    Retained earnings                       36,083,885     26,082,398
                                                                  Less:  Unamortized value of
                                                                          restricted shares               (1,383,475)    (1,307,031)
                                                                         Treasury stock -- at cost
                                                                           1,433,969 shares in 2001;
                                                                           819,238 shares in 2000        (13,660,732)    (9,039,834)
                                                                                                         ------------  -------------
OTHER ASSETS                            968,508        997,585    Total shareholders' equity             158,795,161    152,108,439
                                   ------------  -------------                                          ------------  -------------
                                   $247,049,831   $240,766,851                                          $247,049,831   $240,766,851
                                 ==============  =============                                         =============  ============


SEE ACCOMPANYING NOTES.

                            THE STEAK N SHAKE COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                              SIXTEEN                                TWENTY-EIGHT
                                                             WEEKS ENDED                             WEEKS ENDED
                                               ------------------------------------      ------------------------------------
                                                    APRIL 11,           APRIL 12,             APRIL 11,           APRIL 12,
                                                     2001                2000                  2001                2000
                                               ----------------    ----------------      ----------------    ----------------
    REVENUES
      Net sales                                  $  134,002,776      $  115,881,910       $    229,081,155   $    203,823,307
      Franchise fees                                  1,104,255           1,053,001              1,920,838          1,801,946
      Other - net                                       706,078             862,076              1,374,492          1,500,965
                                                 --------------      --------------       ----------------   ----------------
                                                    135,813,109         117,796,987            232,376,485        207,126,218
                                                 --------------      --------------       ----------------   ----------------

    COSTS AND EXPENSES
      Cost of sales                                  31,350,070          27,832,287             53,939,051         49,156,349
      Restaurant operating costs                     67,307,750          56,527,563            115,632,567         98,977,095
      General and administrative                     10,169,136           9,298,007             17,257,297         15,937,622
      Depreciation and amortization                   5,216,265           4,606,662              9,080,658          7,984,679
      Rent                                            5,717,259           4,992,141              9,835,775          8,523,700
      Marketing                                       5,172,163           3,654,753              8,082,997          6,221,203
      Pre-opening costs                                 623,787           1,234,655              1,578,337          2,373,244
      Interest                                          856,091             420,803              1,404,316            627,389
                                                 --------------       -------------        ----------------   ----------------
                                                    126,412,521         108,566,871            216,810,998        189,801,281
                                                 --------------      --------------       ----------------   ----------------

    EARNINGS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                             9,400,588           9,230,116             15,565,487         17,324,937

    INCOME TAXES                                      3,361,000           3,348,000              5,564,000          6,271,000
                                                 --------------      --------------       ----------------   ----------------

    EARNINGS FROM CONTINUING OPERATIONS               6,039,588           5,882,116             10,001,487         11,053,937

    DISCONTINUED OPERATIONS:
      LOSS FROM OPERATIONS, NET OF
         INCOME TAXES                                         -           (400,325)                      -          (642,646)
                                                 --------------      --------------       ----------------   ----------------

    NET EARNINGS                                 $    6,039,588      $    5,481,791       $     10,001,487   $     10,411,291
                                                 ==============      ==============       ================   ================

    BASIC EARNINGS PER COMMON AND
      COMMON EQUIVALENT SHARE:
        From Continuing Operations               $          .21      $         .20                 $   .35   $           .37
        Discontinued Operations                               -               (.01)                      -              (.02)
                                                 --------------      -------------        ----------------   ----------------
        Basic earnings per share                 $          .21      $         .19                 $   .35   $           .35
                                                 ==============      =============        ================    ==============

    DILUTED EARNINGS PER COMMON AND
      COMMON EQUIVALENT SHARE:
        From Continuing Operations               $          .21      $         .20                 $   .35   $           .37
        Discontinued Operations                               -               (.01)                      -              (.02)
                                                 --------------      --------------       ----------------   ----------------
        Diluted earnings per share               $          .21      $         .19                 $   .35   $           .35
                                                 ==============      ==============       ================   ================

    WEIGHTED AVERAGE SHARES
      AND EQUIVALENTS:
        Basic                                        28,633,593          29,294,658             28,797,254         29,330,171
        Diluted                                      28,633,593          29,408,776             28,797,265         29,440,067


    SEE ACCOMPANYING NOTES.

                            THE STEAK N SHAKE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                         TWENTY-EIGHT WEEKS ENDED
                                                                               ---------------------------------------------
                                                                                   APRIL 11,                    APRIL 12,
                                                                                     2001                         2000
                                                                               ----------------             -----------------
  OPERATING ACTIVITIES
    Net earnings                                                                 $   10,001,487              $   10,411,291
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
       Depreciation and amortization                                                  9,080,658                   8,512,257
       Changes in receivables and inventories                                           892,975                   1,966,251
       Changes in other assets                                                          687,441                    (366,027)
       Changes in income taxes payable                                                1,953,738                   1,423,663
       Changes in accounts payable
         and accrued expenses                                                        (5,693,304)                 (4,815,058)
       Loss (gain) on disposal of property                                              109,455                    (284,529)
                                                                                 --------------              ---------------
     Net cash provided by operating activities                                       17,032,450                  16,847,848
                                                                                 --------------              --------------

  INVESTING ACTIVITIES
     Additions of property and equipment                                            (21,451,704)                (38,597,307)
     Net proceeds from sale/leasebacks and
      Other disposals                                                                11,909,337                  11,844,573
                                                                                 --------------              --------------

     Net cash used in investing activities                                           (9,542,367)                (26,752,734)
                                                                                 ---------------             --------------
  FINANCING ACTIVITIES
     Principal payments on debt
       and capital lease obligations                                                   (336,069)                   (500,401)
     Proceeds from long-term debt                                                     5,000,000                        -
     Net proceeds from revolving line of credit                                      (2,695,000)                 10,230,000
     Proceeds from equipment and property leases                                        338,150                     358,599
     Lease payments on subleased properties                                            (346,902)                   (336,379)
     Cash paid in lieu of fractional shares                                                -                        (12,372)
     Proceeds from exercise of stock options                                               -                        254,332
     Proceeds from employee stock purchase plan                                       1,259,781                   1,237,782
     Treasury stock repurchases                                                      (5,138,450)                 (3,659,263)
                                                                               ----------------             ---------------

     Net cash (used in) provided by financing activities                            (1,918,490)                   7,572,298
                                                                                ----------------            ---------------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   5,571,593                   (2,332,588)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     2,177,780                    4,005,187
                                                                                 --------------              --------------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    7,749,373              $     1,672,599
                                                                                 ==============              ==============


SEE ACCOMPANYING NOTES.

                            THE STEAK N SHAKE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

   In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of April 11, 2001, the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 11, 2001 and April 12, 2000 and the consolidated statements of cash flows for the twenty-eight weeks ended April 11, 2001 and April 12, 2000 have been included.

   The consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 11, 2001 and April 12, 2000 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 2000.

SEASONAL ASPECTS

   The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes. Sales in these quarters can be adversely affected by severe winter weather.

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

SUBSEQUENT EVENT

         On May 16, 2001, The Company's Board of Directors' adopted a Shareholder Rights Agreement. The Board's action followed approval by the Company's shareholders of an amendment to its Articles of Incorporation authorizing a new class of Preferred Stock, which will form the basis for the Rights Agreement. To implement to Rights Agreement, the Board declared a dividend of one purchase Right for each share of outstanding Common Stock held by shareholders of record on May 31, 2001 (the Record Date). Each Right entitles the shareholder to purchase from the Company one one-hundredth of a share of Preferred Stock under circumstances described in the Rights Agreement.

NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Diluted earnings per common and common equivalent share is computed by dividing net earnings by the weighted average number of outstanding and common equivalent shares. Common equivalent shares include shares subject to purchase under stock options.

         The following table presents information necessary to calculate basic and diluted earnings per common and common equivalent share:



                                                                          SIXTEEN                        TWENTY-EIGHT
                                                                       WEEKS ENDED                        WEEKS ENDED
                                                                ---------------------------      ----------------------------
                                                                  APRIL 11,       APRIL 12,        APRIL 11,        APRIL 12,
                                                                    2001            2000             2001              2000
                                                                -----------     ------------     ------------      -----------

Weighted average shares outstanding-Basic                        28,633,593       29,294,658       28,797,254       29,330,171

Share equivalents                                                      --            114,118               11          109,896
                                                                -----------      -----------      -----------      -----------

Weighted average shares and equivalents-Diluted                  28,633,593       29,408,776       28,797,265       29,440,067
                                                                ===========      ===========      ===========      ===========


Net earnings for basic and diluted
  earnings per share computation                                $ 6,039,588      $ 5,481,791      $10,001,487      $10,411,291
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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:



                                                 SIXTEEN                   TWENTY-EIGHT
                                               WEEKS ENDED                  WEEKS ENDED
                                         ----------------------        ---------------------
                                         4/11/01       4/12/00          4/11/01     4/12/00
                                         -------       -------         -------      -------

REVENUES
   Net sales                                98.7%         98.4%          98.6%         98.4%
   Franchise fees                            0.8           0.9            0.8           0.9
   Other, net                                0.5           0.7            0.6           0.7
                                           -----         -----          -----         -----
                                           100.0         100.0          100.0         100.0
                                           -----         -----          -----         -----
COSTS AND EXPENSES
   Cost of sales                            23.4(1)       24.0(1)        23.5(1)       24.1(1)
   Restaurant operating costs               50.2(1)       48.8(1)        50.5(1)       48.6(1)
   General and administrative                7.5           7.9            7.4           7.7
   Depreciation and amortization             3.8           3.9            3.9           3.9
   Rent                                      4.2           4.2            4.2           4.1
   Marketing                                 3.8           3.1            3.5           3.0
   Pre-opening costs                         0.5           1.0            0.7           1.1
   Interest                                  0.6           0.4            0.6           0.3
                                            -----        -----          -----         -----
                                            93.1          92.2           93.9          92.0
                                            -----        -----          -----         -----
EARNINGS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                     6.9           7.8            6.7           8.4

INCOME TAXES                                 2.5           2.8            2.4           3.0
                                            -----        -----          -----         -----

EARNINGS FROM CONTINUING OPERATIONS          4.4           5.0            4.3           5.3

DISCONTINUED OPERATIONS:
   LOSS FROM OPERATIONS, NET OF
   INCOME TAXES                               --          (0.3)           --           (0.3)
                                             -----        -----         -----         -----

NET EARNINGS                                 4.4%          4.7%           4.3%          5.0%
                                             =====        =====          =====        ======


---------------

     (1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

COMPARISON OF SIXTEEN WEEKS ENDED APRIL 11, 2001 TO SIXTEEN WEEKS ENDED APRIL 12, 2000

REVENUES

     Net sales increased $18,121,000 to $134,003,000, or 15.6%, due to a 10.0%
increase in the number of Company-operated Steak n Shake restaurants and a 6.1% increase in same store sales. The increase in same store sales was attributable to a 2.7% increase in check average and a 3.4% increase in customer counts. The number of Company-operated Steak n Shake restaurants increased to 322 at April 11, 2001 as compared to 293 at April 12, 2000. Steak n Shake instituted weighted average menu price increases of approximately 2.1%, 0.4% and 2.8% in the third quarter of fiscal 2000, first quarter and second quarter of fiscal 2001, respectively.

COSTS AND EXPENSES

     Cost of sales increased $3,518,000, or 12.6%, primarily as a result of sales increases. As a percentage of net sales, cost of sales decreased to 23.4% from 24.0%, primarily as a result of the menu price increases, somewhat offset by an increase in beef costs.

     Restaurant operating costs increased $10,780,000, or 19.1%, due to an increase in labor costs and other operating costs resulting primarily from the increased sales volume. Restaurant operating costs, as a percentage of net sales, increased to 50.2% from 48.8%. Restaurant operating costs were higher because wage rates increased 3.0% due to tight labor markets, increases in fringe benefit costs and higher gas heating costs.

     General and administrative expenses increased $871,000, or 9.4%. The increase in expenses was attributable to increased field personnel in connection with the addition of new units. As a percentage of revenues, general and administrative expenses decrease to 7.5% from 7.9%.

     The $610,000, or 13.2%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2000.

     Rent expense increased $725,000, or 14.5%, primarily as a result of the completion of the sale and leaseback of sixteen Company-owned properties since the beginning of the third quarter of fiscal 2000.

     Marketing expense increased $1,517,000, or 41.5%. As a percentage of revenues, marketing expense increased to 3.8% from 3.1%. The increased marketing expense reflects the Company's investment in programs to heighten brand awareness and expand the marketing reach. This expanded marketing includes the introduction of television advertising in the Chicago, Illinois; Columbus, Ohio; Grand Rapids, Michigan and Nashville, Tennessee markets, cable television in Florida and the introduction of direct mail marketing initiatives.

     Pre-opening costs decreased $611,000, or 49.5%, due to fewer store openings in the second quarter of 2001 compared to the second quarter of 2000.

     Interest expense increased $435,000 due to increased average net borrowings under the Company's senior note agreement and the revolving line of credit.

INCOME TAXES

     The Company's effective income tax rate decreased to 35.8% from 36.3% for the quarter ended April 11, 2001. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

EARNINGS FROM CONTINUING OPERATIONS

     Earnings from continuing operations increased $157,000, or 2.7%.

DISCONTINUED OPERATIONS

     In September 2000, the Company announced its decision to dispose of the Specialty Restaurants segment of the business comprised of its Consolidated Specialty Restaurants, Inc. (CSR) subsidiary, which operated 11 specialty casual dining restaurants, primarily Colorado Steakhouses. Accordingly, the Company recorded a one-time charge for the estimated loss on disposal of discontinued operations of $3,750,000, ($2,400,000 net of income taxes or $.08 per diluted share), in the fourth quarter of fiscal 2000. The loss from operations and the estimated loss on disposal, net of applicable income taxes, are shown below Earnings from Continuing Operations. In addition, all amounts relating to CSR have been reclassified to discontinued operations for all years presented. To date, six of the eleven specialty casual dining restaurants have been sold or the lease terminated and one other specialty restaurant has been closed. Proceeds on the sale of closed units were approximately $657,000.

NET EARNINGS

     Net earnings were $6,040,000 ($.21 per diluted share) up 10.2% compared to the prior year quarter.

COMPARISON OF TWENTY-EIGHT WEEKS ENDED APRIL 11, 2001 TO TWENTY-EIGHT WEEKS ENDED APRIL 12, 2001

REVENUES

     Net sales increased $25,258,000 to $229,081,000, or 12.4%, due to a 10.0%
increase in the number of Company-operated Steak n Shake restaurants and a 3.6% increase in same store sales. The increase in same store sales was attributable to a 2.3% increase in check average and a 1.3% increase in customer counts. Same store sales, year-to-date, were adversely affected by December weather conditions, as same store sales were down 10% in the last two weeks of the first quarter. The number of Company-operated Steak n Shake restaurants increased 322 at April 11, 2001 as compared to 293 at April 12, 2000. Steak n Shake instituted weighted average menu price increases of approximately 1.2%, 2.1%, 0.4% and 2.8% in the second and third quarter of fiscal 2000 and the first quarter and second quarter of fiscal 2001, respectively.

COSTS AND EXPENSES

     Cost of sales increased $4,783,000, or 9.7%, primarily as a result of sales increases. As a percentage of net sales, cost of sales decreased to 23.5% from 24.1%, primarily as a result of menu price increases, somewhat offset by an increase in the cost of beef.

     Restaurant operating costs increased $16,655,000, or 16.8%, due to an increase in labor costs and other operating costs resulting primarily from the increased sales volume. Restaurant operating costs, as a percentage of net sales, increased to 50.5% from 48.6%. Restaurant operating costs were higher because wage rates increased 3.0% due to tight labor markets, increases in fringe benefit costs and higher gas heating costs.

     General and administrative expenses increased $1,320,000, or 8.3%. The increase in expenses was attributable to increased field personnel in connection with the addition of new units and the effect of inflation on salaries. As a percentage of revenues, general and administrative expenses decreased to 7.4% from 7.7%.

     The $1,096,000, or 13.7%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2000.

     Rent expense increased $1,312,000, or 15.4%, as a result of the completion of the sale and leaseback of twenty-seven Company-owned properties since the beginning of fiscal 2000.

     Marketing expense increased $1,862,000, or 30.0%. As a percentage of revenues, marketing expense increased to 3.5% from 3.0%. The increased marketing expense reflects the Company's investment in programs to heighten brand awareness and expand the marketing reach. The expanded marketing includes the introduction of television advertising in the Chicago, Illinois; Columbus, Ohio; Grand Rapids, Michigan and Nashville, Tennessee markets, cable television in Florida and the introduction of direct mail marketing initiatives.

     Pre-opening costs decreased $795,000, or 33.5%, due to fewer store openings in the first half of 2001 as compared to the first half of 2000.

     Interest expense increased $777,000 due to increased average net borrowings under the Company's senior note agreement and the revolving line of credit.

INCOME TAXES

     The Company's effective income tax rate decreased to 35.7% from 36.2% for the twenty-eight weeks ended April 11, 2001. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

EARNINGS FROM CONTINUING OPERATIONS

     Earnings from continuing operations decreased $1,052,000, or 9.5% primarily due to the severe December weather conditions and increased gas heating costs.

DISCONTINUED OPERATIONS

     In September 2000, the Company announced its decision to dispose of the Specialty Restaurants segment of the business comprised of its Consolidated Specialty Restaurants, Inc. (CSR) subsidiary, which operated 11 specialty casual dining restaurants, primarily Colorado Steakhouses. Accordingly, the Company recorded a one-time charge for the estimated loss on disposal of discontinued operations of $3,750,000, ($2,400,000 net of income taxes or $.08 per diluted share), in the fourth quarter of fiscal 2000. The loss from operations and the estimated loss on disposal, net of applicable income taxes, are shown below Earnings from Continuing Operations. In addition, all amounts relating to CSR have been reclassified to discontinued operations for all years presented. To date, six of the eleven specialty casual dining restaurants have been sold or the lease terminated and one other specialty restaurant has been closed. Proceeds on the sale of closed units were approximately $657,000.

NET EARNINGS

     Net earnings were $10,001,000, ($.35 per share), down 4.0% compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Eleven Steak n Shake restaurants including one franchised Steak n Shake restaurant were opened during the twenty-eight weeks ended April 11, 2001. Subsequent to the end of the second quarter, one Company-operated Steak n Shake restaurant was opened. Thirteen Steak n Shake restaurants, including two franchised units, are currently under construction. For the twenty-eight weeks ended April 11, 2001, capital expenditures totaled $21,452,000 as compared to $38,597,000 for the comparable prior year period.

     The Company expects to open 20 to 25 Steak n Shake restaurants in fiscal year 2001. This reduction in new unit openings from the prior year reflects an intensified focus on consistently providing high levels of hospitality and customer satisfaction, especially in newer markets, in order to increase same store sales. The reduction will also allow management to focus development resources on higher quality sites. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment to date in fiscal 2001 is $1,500,000. The Company intends to fund capital expenditures and its stock repurchase program and to meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties and bank borrowings.

     During the twenty-eight weeks ended April 11, 2001, cash provided by operations totaled $17,032,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $11,909,000. During the twenty-eight weeks ended April 12, 2000, cash provided by operations totaled $16,848,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $11,845,000. At April 11, 2001 the Company had sale and leaseback properties under contract which, when closed, will generate approximately $3,092,000 in proceeds.

     Net cash used in financing activities for the twenty-eight weeks ended April 11, 2001, totaled $1,918,000 compared to net cash provided of $7,572,000 in the comparable prior period .

     The Company has a stock repurchase program that allows the purchase of up to 2,000,000 shares of its outstanding common stock. During the twenty-eight weeks ended April 11, 2001, the Company repurchased a total of 687,060 shares at a cost of $5,138,000. The repurchased shares will be used in part to fund the Company's Stock Option Plan, Capital Appreciation Plan and Employees' Stock Purchase Plan.

     As of April 11, 2001, the Company had outstanding borrowings of $34,482,000 under its $75,000,000 Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"). The Company has borrowings of $40,000,000 available under the Senior Note Agreement over the period ending April 21, 2002 at interest rates based upon market rates at the time of borrowing. Outstanding borrowings under the Senior Note bear interest at an average fixed rate of 7.3%.

     There were borrowings of $10,000,000 under the Company's $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement") at April 11, 2001 and $12,695,000 at April 12, 2000. The Company's Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. The Revolving Credit Agreement matures on January 31, 2002. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things, require the Company to maintain certain financial ratios.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     Certain forward-looking statements are contained in this Report and may be made by Company spokespersons based on current expectations of management. Those statements include, but may not be limited to, the discussions of the Company's expansion strategy, expectations concerning its future profitability, capital sources and needs, marketing plans and franchising programs. Investors in the Common Stock are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Those risks and uncertainties include, but are not limited to, changes in competitive, economic or legal factors, changes in the tax laws and changes in accounting standards, as well as changes in internal and business conditions. Although the Company believes that the assumptions on which its forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements could be incorrect. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At April 11, 2001, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the annual meeting of shareholders of Consolidated Products, Inc. (the "Company") held February 7, 2001, the following actions were taken:

          1. Eight directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified, as follows:


                        NAME                 VOTES FOR           ABSTENTIONS
                        ----               ------------           -----------

                  S. Sue Aramian             25,515,324              763,186
                  Alan B. Gilman             24,399,785            1,878,725
                  Stephen Goldsmith          23,937,534            2,340,976
                  E. W. Kelley               25,507,058              771,452
                  Charles E. Lanham          25,517,619              760,891
                  J. Fred Risk               25,499,905              778,605
                  John W. Ryan               25,507,971              770,539
                  James Williamson, Jr.      25,519,270              759,240


          2. Amendment to the Articles of Incorporation changing the name of the Company to The Steak n Shake Company was approved by the vote of 26,033,232 shares FOR, 205,545 shares AGAINST and 39,733 shares ABSTAIN.

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

             3.05 Articles of Amendment to the Articles of Incorporation of Consolidated Products, Inc. filed February 7, 2001 changing the name of the Registrant to "The Steak n Shake Company."

             3.06 Bylaws of Consolidated Products, Inc., as amended through October 30, 1996. (Incorporated by reference to Exhibit 3.05 to the Registrant's Form 10-K Report for the year ended September 27, 2000).

      (4)    4.01   Specimen certificate representing Common Stock of The
                    Steak n Shake Company (formerly Consolidated Products,
                    Inc.).

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2001.


                            THE STEAK N SHAKE COMPANY
                                 (Registrant)

                             /s/ James W. Bear
                             ---------------------------------------
                             By  James W. Bear
                                   Senior Vice President, Administration
                                   and Finance, Treasurer
                                   On Behalf of the Registrant and as
                                   Principal Accounting Officer