Form 10-Q
period 2001-07-04
STEAK & SHAKE CO
filed 2001-08-15
CIK 93859

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TWELVE WEEKS ENDED JULY 4, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8445

THE STEAK N SHAKE COMPANY
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	37-0684070 (I.R.S. Employer Identification No.)

36 S. Pennsylvania Street, Suite 500
Indianapolis, Indiana 46204
(317) 633-4100
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of Common Stock outstanding at August 3, 2001: 28,729,996

THE STEAK N SHAKE COMPANY
INDEX

			Page No.
PART I.	FINANCIAL INFORMATION
	ITEM 1.	FINANCIAL STATEMENTS
		Consolidated Statements of Financial Position—July 4, 2001 (Unaudited) and September 27, 2000	3
		Consolidated Statements of Earnings (Unaudited) Twelve and Forty Weeks Ended July 4, 2001 and July 5, 2000	4
		Consolidated Statements of Cash Flows (Unaudited) Forty Weeks Ended July 4, 2001 and July 5, 2000	5
		Notes to Consolidated Financial Statements (Unaudited)	6
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
PART II.	OTHER INFORMATION
	ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	13
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Steak n Shake Company
Consolidated Statements of Financial Position

	July 4, 2001	September 27, 2000
	(Unaudited)
Assets:
Current Assets
Cash	$7,236,361	$2,177,780
Receivables	5,875,004	3,192,384
Properties under sale and leaseback contracts	8,095,021	3,593,023
Inventories	5,342,804	5,484,670
Deferred income taxes	400,000	400,000
Other current assets	2,253,343	3,769,898

Total current assets	29,202,533	18,617,755

Property and Equipment
Land	61,381,872	63,688,394
Buildings	55,985,345	56,011,693
Leasehold improvements	52,215,046	51,746,799
Equipment	122,372,868	114,286,577
Construction in progress	10,977,732	14,584,748

	302,932,863	300,318,211
Less accumulated depreciation and amortization	(88,659,876)	(80,620,128)

Net property and equipment	214,272,987	219,698,083

Net Leased Property	1,152,725	1,453,428
Other Assets	2,766,092	997,585

	$247,394,337	$240,766,851

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$13,556,275	$16,031,451
Accrued expenses	23,312,044	20,200,716
Current portion of senior note	3,960,317	3,960,317
Current portion of obligations under capital leases	636,882	905,453

Total current liabilities	41,465,518	41,097,937
Deferred Income Taxes and Credits	7,936,595	7,504,485
Obligations Under Capital Leases	1,384,679	1,839,244
Revolving Line of Credit	1,000,000	12,695,000
Senior Note	30,521,746	25,521,746
Shareholders' Equity
Common stock—$.50 stated value 50,000,000 shares authorized— shares issued: 30,151,984 in 2001; 29,920,608 in 2000	15,075,992	14,960,304
Additional paid-in capital	122,679,497	121,412,602
Retained earnings	42,094,853	26,082,398
Less: Unamortized value of restricted shares	(1,120,884)	(1,307,031)
Treasury stock—at cost 1,421,988 shares in 2001; 819,238 shares in 2000	(13,643,659)	(9,039,834)

Total shareholders' equity	165,085,799	152,108,439

	$247,394,337	$240,766,851

See accompanying notes.

The Steak n Shake Company
Consolidated Statements of Earnings
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	July 4, 2001	July 5, 2000	July 4, 2001	July 5, 2000
Revenues
Net sales	$104,789,759	$96,450,383	$333,870,914	$300,273,689
Franchise fees	851,864	845,317	2,772,702	2,647,263
Other—net	826,344	511,868	2,200,836	2,012,833

	106,467,967	97,807,568	338,844,452	304,933,785

Costs and Expenses
Cost of sales	24,983,064	23,308,144	78,922,115	72,464,493
Restaurant operating costs	51,347,180	46,173,346	166,979,747	145,150,441
General and administrative	7,438,853	7,068,065	24,696,187	23,005,687
Depreciation and amortization	4,036,600	3,565,845	13,117,258	11,550,524
Rent	4,482,325	4,015,733	14,318,100	12,539,433
Marketing	3,788,957	2,685,413	11,871,954	8,906,616
Pre-opening costs	522,360	971,144	2,100,697	3,344,388
Interest	509,031	343,518	1,913,348	970,907

	97,108,370	88,131,208	313,919,406	277,932,489

Earnings from Continuing Operations Before Income Taxes	9,359,597	9,676,360	24,925,046	27,001,296
Income Taxes	3,348,000	3,426,000	8,912,000	9,697,000

Earnings from Continuing Operations	6,011,597	6,250,360	16,013,046	17,304,296
Discontinued Operations:
Loss from Operations, net of income taxes	—	(244,851)	—	(887,497)

Net Earnings	$6,011,597	$6,005,509	$16,013,046	$16,416,799

Basic Earnings Per Common and Common Equivalent Share:
From Continuing Operations	$.21	$.22	$.56	$.59
Discontinued Operations	—	(.01)	—	(.03)

Basic earnings per share	$.21	$.21	$.56	$.56

Diluted Earnings Per Common and Common Equivalent Share:
From Continuing Operations	$.21	$.22	$.56	$.59
Discontinued Operations	—	(.01)	—	(.03)

Diluted earnings per share	$.21	$.21	$.56	$.56

Weighted Average Shares and Equivalents:
Basic	28,728,537	29,218,392	28,776,639	29,296,637
Diluted	28,742,859	29,264,875	28,780,943	29,387,509

See accompanying notes.

The Steak n Shake Company
Consolidated Statements of Cash Flows
(Unaudited)

	Forty Weeks Ended
	July 4, 2001	July 5, 2000
Operating Activities
Net earnings	$16,013,046	$16,416,799
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,117,258	12,296,240
Changes in receivables and inventories	(478,492)	679,656
Changes in other assets	881,474	(347,721)
Changes in income taxes payable	3,070,831	3,438,089
Changes in accounts payable and accrued expenses	(3,620,229)	(3,385,071)
Loss (gain) on disposal of property	(196,371)	(246,306)

Net cash provided by operating activities	28,787,517	28,851,686

Investing Activities
Additions of property and equipment	(28,324,759)	(53,974,160)
Net proceeds from sale/leasebacks and Other disposals	15,633,469	17,960,402

Net cash used in investing activities	(12,691,290)	(36,013,758)

Financing Activities
Principal payments on debt and capital lease obligations	(473,898)	(706,311)
Proceeds from long-term debt	5,000,000	—
Net proceeds from revolving line of credit	(11,695,000)	10,700,000
Proceeds from equipment and property leases	465,656	497,034
Lease payments on subleased properties	(484,725)	(491,071)
Cash paid in lieu of fractional shares	—	(12,372)
Proceeds from exercise of stock options	28,990	583,622
Proceeds from employee stock purchase plan	1,259,781	1,237,782
Treasury stock repurchases	(5,138,450)	(4,542,300)

Net cash (used in) provided by financing activities	(11,037,646)	7,266,384

Increase (Decrease) in Cash and Cash Equivalents	5,058,581	104,312
Cash and Cash Equivalents at Beginning of Year	2,177,780	4,005,187

Cash and Cash Equivalents at End of Period	$7,236,361	$4,109,499

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

    In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of July 4, 2001, the consolidated statements of earnings for the twelve and forty weeks ended July 4, 2001 and July 5, 2000 and the consolidated statements of cash flows for the forty weeks ended July 4, 2001 and July 5, 2000 have been included.

    The consolidated statements of earnings for the twelve and forty weeks ended July 4, 2001 and July 5, 2000 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 2000.

Seasonal Aspects

    The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes. Sales in these quarters can be adversely affected by severe winter weather.

Discontinued Operations

    In September 2000, the Company announced its decision to dispose of the Specialty Restaurant segment of the business comprised of its Consolidated Specialty Restaurants, Inc. (CSR) subsidiary. The Company has reported the disposal of the Specialty Restaurant segment as a disposal of a segment of the business and has reported it as a discontinued operation in accordance with APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The loss from operations and the estimated loss on disposal, net of applicable income taxes, are shown below Earnings from Continuing Operations. In addition, all amounts relating to CSR have been reclassified to discontinued operations for all years presented.

Shareholder Rights Plan

    On May 16, 2001, the Board of Directors of the Company adopted a Shareholder Rights Plan (the "Plan"). Under the Plan, rights have been attached to the outstanding shares of Common Stock at the rate of one right for each share of Common Stock held by shareholders of record at the close of business on May 31, 2001. The rights will become exercisable only if a person or group of affiliated persons (an "Acquiring Person") acquires 15% or more of the Company's Common Stock or announces a tender offer or exchange offer that would result in the acquisition of 30% or more of the outstanding Common Stock. At that time, the rights may be redeemed at the election of the Board of Directors of the Company. If not redeemed, then prior to the acquisition by the Acquiring Person of 50% or more of the outstanding Common Stock of the Company, the Company may exchange the rights (other than rights owned by the Acquiring Person, which would have become void) for Common Stock (or other securities) of the Company on a one-for-one basis. If not exchanged, the rights may be exercised and the holders may acquire one one-hundredth of a share of Preferred Stock of the Company having a value of two times the exercise price of $40.00. Each one one-hundredth of a share of Preferred Stock carries the same voting rights as one share of Common Stock. If the Acquiring Person engages in a merger or other business combination with the Company, the rights would entitle the holders to acquire shares of the Acquiring Person having a market value equal to twice the exercise price of the rights. The Plan will expire in May 2011. The Plan is intended to protect the interests of the Company's shareholders against certain coercive tactics sometimes employed in takeover attempts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period. (Dollar amounts have been rounded to the nearest thousand.)

Results of Operations

    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

	Twelve Weeks Ended			Forty Weeks Ended
	7/4/01		7/5/00	7/4/01		7/5/00
Revenues
Net sales	98.4%		98.6%	98.5%		98.5%
Franchise fees	0.8		0.9	0.9		0.9
Other, net	0.8		0.5	0.6		0.6

	100.0		100.0	100.0		100.0

Costs and Expenses
Cost of sales	23.8	(1)	24.2 (1)	23.6	(1)	24.1 (1)
Restaurant operating costs	49.0	(1)	47.9 (1)	50.0	(1)	48.3 (1)
General and administrative	7.0		7.2	7.3		7.5
Depreciation and amortization	3.8		3.6	3.9		3.8
Rent	4.2		4.1	4.2		4.1
Marketing	3.6		2.7	3.5		2.9
Pre-opening costs	0.5		1.0	0.6		1.1
Interest	0.5		0.4	0.6		0.3

	91.2		90.1	92.6		91.1

Earnings from Continuing Operations Before Income Taxes	8.8		9.9	7.4		8.9
Income Taxes	3.1		3.5	2.6		3.2

Earnings from Continuing Operations	5.7		6.4	4.8		5.7
Discontinued Operations:
Loss from Operations, net of Income taxes	—		(0.3)	—		(0.3)

Net Earnings	5.7%		6.1%	4.8%		5.4%

(1)
Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended July 4, 2001 to Twelve Weeks Ended July 5, 2000

Revenues

    Net sales increased $8,339,000 to $104,790,000, or 8.6%, due to a 7.9% increase in the number of Company-operated Steak n Shake restaurants and a 1.3% increase in same store sales. The increase in same store sales was attributable to a 2.0% increase in check average partially offset by a 0.7% decrease in customer counts. The number of Company-operated Steak n Shake restaurants increased to 326 at July 4, 2001 as compared to 302 at July 5, 2000. The increase in check average is primarily the result of a 5.0% weighted average menu price increase year to date.

Costs and Expenses

    Cost of sales increased $1,675,000, or 7.2%, primarily as a result of sales increases. As a percentage of net sales, cost of sales decreased to 23.8% from 24.2%, primarily as a result of the menu price increases, somewhat offset by an increase in the cost of beef and dairy products. The Company locked in the purchase price of beef for the summer months as a safeguard against escalating beef prices.

    Restaurant operating costs increased $5,174,000, or 11.2%, due to an increase in labor costs and other operating costs resulting primarily from the increased sales volume. Restaurant operating costs, as a percentage of net sales, increased to 49.0% from 47.9%. Restaurant operating costs were higher because of a 2.8% increase in the average hourly wage rates due to tight labor markets and increases in fringe benefit costs.

    General and administrative expenses increased $371,000, or 5.2%. The increase in expenses was attributable to increased field personnel in connection with the addition of new units. As a percentage of revenues, general and administrative expenses decreased to 7.0% from 7.2%.

    The $471,000, or 13.2%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2000.

    Rent expense increased $467,000, or 11.6%, primarily as a result of the completion of the sale and leaseback of fourteen Company-owned properties since the beginning of the fourth quarter of fiscal 2000.

    Marketing expense increased $1,104,000, or 41.1%. As a percentage of revenues, marketing expense increased to 3.6% from 2.7%. The increased marketing expense reflects the Company's investment in programs to heighten brand awareness and expand the marketing reach. This expanded marketing includes the introduction of television advertising in the Chicago, Illinois; Columbus, Ohio; Grand Rapids, Michigan and Nashville, Tennessee markets and the introduction of direct mail marketing initiatives.

    Pre-opening costs decreased $449,000, or 46.2%, due to fewer store openings in the third quarter of 2001 compared to the third quarter of 2000.

    Interest expense increased $166,000 due to increased average net borrowings under the Company's senior note agreement and the revolving line of credit.

Income Taxes

    The Company's effective income tax rate increased to 35.8% from 35.4% for the quarter ended July 4, 2001. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

Earnings from Continuing Operations

    Earnings from continuing operations decreased $239,000, or 3.8%.

Discontinued Operations

    In September 2000, the Company announced its decision to dispose of the Specialty Restaurants segment of the business comprised of its Consolidated Specialty Restaurants, Inc. (CSR) subsidiary, which operated 11 specialty casual dining restaurants, primarily Colorado Steakhouses. Accordingly, the Company recorded a one-time charge for the estimated loss on disposal of discontinued operations of $3,750,000, ($2,400,000 net of income taxes or $.08 per diluted share), in the fourth quarter of fiscal 2000. The loss from operations and the estimated loss on disposal, net of applicable income taxes, are shown below Earnings from Continuing Operations. In addition, all amounts relating to CSR have been reclassified to discontinued operations for all years presented. To date, seven of the eleven specialty casual dining restaurants have been sold or the lease terminated and two other specialty restaurants have been closed.

Net Earnings

    Net earnings of $6,012,000 ($.21 per diluted share) were slightly greater than the prior year quarter.

Comparison of Forty Weeks Ended July 4, 2001 to Forty Weeks Ended July 5, 2001

Revenues

    Net sales increased $33,597,000 to $333,871,000, or 11.2%, due to a 7.9% increase in the number of Company-operated Steak n Shake restaurants and a 3.1% increase in same store sales. The increase in same store sales was attributable to a 2.3% increase in check average and a 0.8% increase in customer counts. Same store sales, year-to-date, were adversely affected by December weather conditions, as same store sales were down 10% in the last two weeks of the first quarter. The number of Company- operated Steak n Shake restaurants increased to 326 at July 4, 2001 as compared to 302 at July 5, 2000. The increase in check average is primarily the result of a 4.4% weighted average menu price increase year to date.

Costs and Expenses

    Cost of sales increased $6,458,000, or 8.9%, primarily as a result of sales increases. As a percentage of net sales, cost of sales decreased to 23.6% from 24.1%, primarily as a result of menu price increases, somewhat offset by increases in the cost of beef and dairy products.

    Restaurant operating costs increased $21,829,000, or 15.0%, due to an increase in labor costs and other operating costs resulting primarily from the increased sales volume. Restaurant operating costs, as a percentage of net sales, increased to 50.0% from 48.3%. Restaurant operating costs were higher because the average hourly wage rates increased 2.6% due to tight labor markets, increases in fringe benefit costs and higher gas heating costs.

    General and administrative expenses increased $1,691,000, or 7.3%. The increase in expenses was attributable to increased field personnel in connection with the addition of new units and the effect of inflation on salaries. As a percentage of revenues, general and administrative expenses decreased to 7.3% from 7.5%.

    The $1,567,000, or 13.7%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2000.

    Rent expense increased $1,779,000, or 14.1%, as a result of the completion of the sale and leaseback of thirty Company-owned properties since the beginning of fiscal 2000.

    Marketing expense increased $2,965,000, or 33.3%. As a percentage of revenues, marketing expense increased to 3.5% from 2.9%. The increased marketing expense reflects the Company's investment in programs to heighten brand awareness and expand the marketing reach. The expanded marketing includes the introduction of television advertising in the Chicago, Illinois; Columbus, Ohio; Grand Rapids, Michigan and Nashville, Tennessee markets, cable television in Florida and the introduction of direct mail marketing initiatives.

    Pre-opening costs decreased $1,244,000, or 37.2%, due to fewer store openings in the first half of 2001 as compared to the first half of 2000.

    Interest expense increased $942,000 due to increased average net borrowings under the Company's senior note agreement and the revolving line of credit.

Income Taxes

    The Company's effective income tax rate decreased to 35.8% from 35.9% for the forty weeks ended July 4, 2001. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

Earnings from Continuing Operations

    Earnings from continuing operations decreased $1,291,000, or 7.5% primarily due to the effect of the severe December weather conditions and increased gas heating costs.

Discontinued Operations

    In September 2000, the Company announced its decision to dispose of the Specialty Restaurants segment of the business comprised of its Consolidated Specialty Restaurants, Inc. (CSR) subsidiary, which operated 11 specialty casual dining restaurants, primarily Colorado Steakhouses. Accordingly, the Company recorded a one-time charge for the estimated loss on disposal of discontinued operations of $3,750,000, ($2,400,000 net of income taxes or $.08 per diluted share), in the fourth quarter of fiscal 2000. The loss from operations and the estimated loss on disposal, net of applicable income taxes, are shown below Earnings from Continuing Operations. In addition, all amounts relating to CSR have been reclassified to discontinued operations for all years presented. To date, seven of the eleven specialty casual dining restaurants have been sold or the lease terminated and two other specialty restaurants have been closed. Proceeds on the sale of closed units were approximately $657,000.

Net Earnings

    Net earnings of $16,013,000, ($.56 per share), were down 2.5% compared to the prior year.

Liquidity and Capital Resources

    Fifteen Steak n Shake restaurants including two franchised Steak n Shake restaurants were opened during the forty weeks ended July 4, 2001. Subsequent to the end of the third quarter, four Company-operated Steak n Shake restaurants were opened. Seven Steak n Shake restaurants, including one franchised unit are currently under construction. For the forty weeks ended July 4, 2001, capital expenditures totaled $28,325,000 as compared to $53,974,000 for the comparable prior year period.

    The Company expects to open 21 Steak n Shake restaurants in fiscal year 2001 and 20 in fiscal 2002. By holding the number of new units planned for fiscal 2002 to the reduced level of openings in fiscal 2001, management is endeavoring to seek more highly productive sites that will yield above average sales volumes. Additionally the field management teams will have a more focused approach to increasing the profit productivity of existing units, particularly in newer markets. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment to date in fiscal 2001 is $1,600,000. The Company intends to fund capital expenditures and its stock repurchase program and to meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties and bank borrowings.

    During the forty weeks ended July 4, 2001, cash provided by operations totaled $28,788,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $15,633,000. During the forty weeks ended July 5, 2000, cash provided by operations totaled $28,852,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $17,960,000. At July 4, 2001 the Company had seven properties under sale and leaseback contracts which, when closed, will generate approximately $8,095,000 in proceeds.

    Net cash used in financing activities for the forty weeks ended July 4, 2001, totaled $11,038,000 compared to net cash provided of $7,266,000 in the comparable prior period.

    The Company has a stock repurchase program that allows for the purchase of up to 2,000,000 shares of its outstanding common stock. During the forty weeks ended July 4, 2001, the Company repurchased a total of 687,060 shares at a cost of $5,138,000. The repurchased shares will be used in part to fund the Company's Stock Option Plan, Capital Appreciation Plan and Employees' Stock Purchase Plan.

    As of July 4, 2001, the Company had outstanding borrowings of $34,482,000 under its $75,000,000 Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"). The Company has borrowings of $40,000,000 available under the Senior Note Agreement over the period ending April 21, 2002 at interest rates based upon market rates at the time of borrowing. Outstanding borrowings under the Senior Note bear interest at an average fixed rate of 7.6%.

    There were borrowings of $1,000,000 under the Company's $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement") at July 4, 2001 and $10,700,000 at July 5, 2000. The Company's Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. The Revolving Credit Agreement matures on January 31, 2002. The Company expects to be able to secure a new revolving credit facility upon expiration of the current agreement. The Company's debt agreements contain restrictions, which among other things, require the Company to maintain certain financial ratios.

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

Risks Associated with Forward-Looking Statements

    Certain forward-looking statements are contained in this Report and may be made by Company spokespersons based on current expectations of management. Those statements include, but may not be limited to, the discussions of the Company's expansion strategy, expectations concerning its future profitability, capital sources and needs, marketing plans and franchising programs. Investors in the Common Stock are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Those risks and uncertainties include, but are not limited to, changes in competitive, economic or legal factors, changes in the tax laws and changes in accounting standards, as well as changes in internal and external business conditions. Although the Company believes that the assumptions on which its forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements could be incorrect. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At July 4, 2001, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITES AND USE OF PROCEEDS

    At a special meeting of the shareholders of the company (the "Shareholders") held on May 16, 2001 the Shareholders approved an amendment to the Company's Articles of Incorporation authorizing the creation of a new class of shares consisting of 10 million authorized shares of preferred stock, to be designated as "Preferred Stock". The amendment became effective upon the Company's filing of the Articles of Amendment to the Articles of Incorporation with the Indiana Secretary of State on May 16, 2001. The amendment also allows the Board of Directors to determine, in whole or in part, the preferences, limitations, restriction and relative voting and other rights of each series of Preferred Stock before the issuance of shares of that series.

    The Board of directors of the Company adopted a Rights agreement (the "Plan") effective as of May 16, 2001. In connection with the adoption of the Plan, the Board of Directors also created a new series of three million of Preferred Stock designated "Series A Preferred Stock" and adopted an amendment to the Articles of Incorporation of the Company designating the relative rights, preferences and limitations of the Series A Preferred Stock. The amendment became effective upon the Company's filing of the Articles of Amendment of the Articles of Incorporation with the Indiana Secretary of State on May 16, 2001.

    The general effects on the rights of the Shareholders of the Amendment to the Company's Articles of Incorporation and the adoption of the Rights Plan described above were previously reported by the Company's Proxy Statement for the special meeting of Shareholders held May 16, 2001, and the Company's Current Report on Form 8-K, filed with the SEC on April, 18, 2001 and May 17, 2001, respectively.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At a special meeting of shareholders of The Steak n Shake Company (the "Company"), held May 16, 2001, the following action matters were submitted for a vote by the security holders:

  1.
  Amendment to the Articles of Incorporation authorizing a second class of stock designated as "Preferred Stock" consisting of Ten Million (10,000,000) shares was approved by the vote of 13,742,419 shares FOR, 7,378,136 shares AGAINST and 186,094 shares ABSTAIN.

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
		3.05
			Articles of Amendment to the Articles of Incorporation of Consolidated Products, Inc. filed February 7, 2001 changing the name of the Registrant to "The Steak n Shake Company." (Incorporated by reference to Exhibit 3.05 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 11, 2001.)
		3.06
			Articles of Amendment of the Articles of Incorporation of the Steak n Shake Company authorizing Preferred Stock (Incorporated by reference to Exhibit 3.01 to The Steak n Shake Company's current report on Form 8-K filed May 17, 2001).
		3.07
			Article of Amendment of the Articles of Incorporation of the Steak n Shake Company designating terms of Series A Preferred Stock (Incorporated by reference to Exhibit 3.02 to The Steak n Shake Company's current report on Form 8-K filed May 17, 2001.)
		3.08	Bylaws of Consolidated Products, Inc., as amended through October 30, 1996. (Incorporated by reference to Exhibit 3.05 to the Registrant's Form 10-K Report for the year ended September 27, 2000).
	(4)	4.01
			Specimen certificate representing Common Stock of The Steak n Shake Company (formerly Consolidated Products, Inc.). (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 11, 2001.)
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
	4.06
		Rights Agreement dated as of May 16, 2001 between The Steak n Shake Company and Computershare Investor Services, LLC, as Rights Agent (Incorporated by reference to Exhibit 4.01 to The Steak n Shake Company's current report on Form 8-K filed May 17, 2001.)
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
  (b)
  Reports on Form 8-K.

    On May 17, 2001, the Company filed a report 8-K disclosing the Company's adoption of a Rights Agreement, dated as of May 16, 2001, between the Company and Computershare Investor Services, LLC, as Rights Agent.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2001.

THE STEAK N SHAKE COMPANY (Registrant)
/s/ JAMES W. BEAR
By	James W. Bear Senior Vice President, Administration and Finance, Treasurer On Behalf of the Registrant and as Principal Accounting Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Position
Consolidated Statements of Earnings
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE