Form 10-K405
period 2001-09-26
STEAK & SHAKE CO
filed 2001-12-19
CIK 93859

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 26, 2001

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

                                                          Name of Exchange
          Title of Each Class                            on Which Registered
          -------------------                            -------------------
Common Stock, stated value $.50 per share              New York Stock Exchange
    Preferred Stock Purchase Rights                    New York Stock Exchange

         Securities registered pursuant to Sec. 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by persons not "affiliated" with the registrant, based on the closing price of the Common Stock as of December 7, 2001, was approximately $237,790,594.

The number of shares of Common Stock outstanding at December 7, 2001 was 28,147,724.

     DOCUMENTS INCORPORATED BY REFERENCE

                                             PARTS OF FORM 10-K INTO WHICH
IDENTITY OF DOCUMENT                           DOCUMENT IS INCORPORATED

Registrant's Annual Report to
  Shareholders for fiscal year ended
  September 26, 2001                               Parts II and IV

The definitive Proxy Statement to be
  filed with respect to the 2002 Annual
  Meeting of Shareholders of Registrant                Part III

                                     PART I.

ITEM 1.   BUSINESS

GENERAL

The Company is engaged primarily in the ownership, operation and franchising of Steak n Shake restaurants through its wholly-owned subsidiary, Steak n Shake, Operations Inc. Founded in 1934 in Normal, Illinois, Steak n Shake is one of the oldest restaurant chains in the country. As of September 26, 2001, Steak n Shake had 332 Company-operated restaurants and 56 franchised restaurants, located in 17 midwestern and southeastern states. Steak n Shake restaurants are generally open 24 hours a day, seven days a week, and in addition to the core menu, offer a breakfast menu during breakfast hours. During fiscal 2001, lunch and dinner sales accounted for approximately 36% and 44% of sales, respectively, while breakfast and late night sales accounted for 7% and 13% of sales, respectively.

THE STEAK N SHAKE CONCEPT

Management's key concept strategies are to:

CAPITALIZE ON DISTINCT MARKET NICHE. Steak n Shake occupies a distinct niche in the restaurant industry. The restaurants offer full-service dining with counter and dining room seating, as well as drive-thru and carryout service. Counter and dining room sales represent approximately two-thirds of the sales mix, while sales for off-premises dining represent approximately one-third of the sales mix. Unlike most fast-food restaurants, all food is freshly prepared, cooked-to-order in view of the customer and served promptly on china with flatware and glassware by friendly wait staff. Steak n Shake's prices are considerably less than most casual dining concepts with an average check of approximately $5.84 per person, with the average check during the peak lunch and dinner hours of approximately $5.82 and $6.09, respectively. The Company believes that Steak n Shake offers more compelling value and core menu items with a higher level of quality than competitive fast food and casual dining chains.

FOCUS ON CORE MENU ITEMS WHILE OFFERING VARIETY. For over 67 years, Steak n Shake's menu has featured core items, which include Steakburgers, thin and crispy French fries and hand-dipped Milk Shakes. The Company believes that its focus on certain menu items has allowed it to serve consistent, high quality food, which, in turn, has built brand loyalty with its customers. Menu items are prepared in accordance with the Company's strict specifications using high quality ingredients such as 100% pure U.S. beef, including cuts of T-bone, strip and sirloin steaks, in its Steakburgers. Over the years, Steak n Shake has responded to changing customer tastes with greater menu variety without losing its focus or customer appeal, by making carefully planned menu additions such as chicken breast sandwiches, beef and chicken taco salads, desserts and various homestyle soups and salads.

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

RESTAURANT DESIGN

Steak n Shake restaurants have a distinctive exterior appearance and interior decor. The exterior design of a Steak n Shake restaurant has the individual character of a branded logo, embracing building shape, awning detail, building graphics and pylon signage. The interior decor is reminiscent of the nostalgic diner era using chrome, glass, neon and tile in a contemporary manner. Food preparation takes place in view of the customer, as reflected by Steak n Shake's slogan, "In Sight It Must Be Right(R)". The kitchen area is designed to allow for efficiency of workflow, thereby minimizing the amount of space required.

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

EXPANSION STRATEGY

Controlled growth into new trade areas has been a focus over the last five years. For fiscal year 2001, 21 Company-operated units were opened. Due to the increasingly tight labor market that resulted from unprecedented low unemployment in fiscal year 2001, the Company experienced pressure on staffing and wages. In the face of these challenges, the Company shifted its focus from new unit development to increasing same store sales, controlling costs, and developing new initiatives in employee retention. The Company currently expects to open 18 Company - operated Steak n Shake restaurants in fiscal year 2002.

The Company's controlled expansion program is based upon a market penetration strategy focused on clustering restaurants in current or contiguous trade areas to capitalize on our name recognition, increase customer convenience and to achieve media and operating efficiencies. The addition of Company-operated restaurants in markets where the Company's television marketing effort has been implemented allows the Company to leverage its advertising costs over more units and to benefit from management efficiencies. In existing media markets, the Company's advertising expenditures create higher levels of customer recognition and greater market acceptance for new units. During fiscal 2001, the Company opened its first restaurants in the Greenville and Columbia South Carolina markets, while continuing its expansion in the Ohio and Florida markets.

Another element of the Company's expansion is to link existing major Steak n Shake markets by developing units along the connecting interstate highways. Since the beginning of fiscal 1995, 110 Company-operated and 27 franchised restaurants have been placed at interstate highway locations.

The last element of the company's expansion program is franchising. The Company's franchising program is designed to extend brand name recognition of Steak n Shake and derive additional revenues without substantial investment by the Company. As part of its continuing planning process, management reviews the relationship of the number of Company-operated to franchised restaurants and the selection of areas for development by the Company and by franchisees. The Company's expansion plan includes selectively seeking new franchisees to help grow the Steak n Shake brand. See "Franchising."

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

RESTAURANT LOCATIONS

The following table lists, as of September 26, 2001, the locations of the 388 Steak n Shake restaurants, including 56 franchise units, the number of units in each state and the number of units in each market if more than one unit: (* denotes franchised units)

     ALABAMA (7)               ILLINOIS (59)           KANSAS (4)               OHIO (53)
     Dothan                    Bloomington - 4         Kansas City - 2          Akron - 4
     Huntsville                Bradley                 Lawrence                 Ashtabula
     Mobile - 2                Carbondale -2           Topeka                   Chillicothe
     Montgomery - 3            Champaign -3                                     Cincinnati - 11
                               Danville - 2            KENTUCKY (14)            Cleveland - 5
     ARKANSAS (2)              Davenport             * Bowling Green            Columbus - 13
     Jonesboro                 Decatur - 3             Cincinnati -2            Dayton - 6
     Little Rock               DeKalb                * Elizabethtown            Findlay
                               Effingham - 2           Frankfort                Lima
     FLORIDA (66)              Galesburg               Lexington - 2            Mansfield - 2
     Bradenton - 2           * Jacksonville          * Louisville - 5           Marion
     Daytona - 3               Joliet - 2            * Owensboro                Sandusky
     Ft. Myers - 2             Mt. Vernon              Paducah                  Springfield
     Gainesville - 2           Peoria - 6                                       Toledo - 2
     Jacksonville - 4          Peru                    MICHIGAN (19)            Wheeling
     Lake City               * Quincy                  Battle Creek             Youngstown
     Lakeland - 3              Rockford                Benton Harbor            Zanesville
     Miami - 2                 South Chicago           Detroit - 7
     Ocala - 2               * Springfield - 5         Grand Rapids - 4         SOUTH CAROLINA (2)
     Orlando - 19              St. Louis - 6           Holland                  Coumbia
     Pensacola                 West Suburban           Jackson                  Greenville
     Space Coast - 2           Chicago - 14            Kalamazoo - 2
     St. Petersburg - 6                                Lansing - 2              TENNESSEE (15)
     Tallahassee - 2           INDIANA (56)                                   * Chattanooga - 2
     Tampa - 9                 Anderson                MISSOURI (56)            Clarksville
     West Palm Beach - 5       Bloomington - 3       * Branson                * Cleveland
     Winter Haven              Cincinnati            * Cape Girardeau           Cookeville
                             * Clarksville           * Columbia - 2           * Jackson
     GEORGIA (22)              Columbus              * Farmington               Knoxville - 2
     Albany                    Elkhart               * Jefferson City         * Memphis
    *Alpharetta              * Evansville - 2          Joplin                   Murfreesboro
    *Atlanta - 10              Ft. Wayne - 3           Kansas City - 4          Nashville -5
    *Brunswick                 Goshen                * Poplar Bluff
    *Chattanooga               Indianapolis - 27     * Rolla                    WISONSIN (3)
     Columbus                  Kokomo - 2            * Springfield - 4          Janesville
    *Cumming                   Lafayette - 2           St. Louis - 39           Madison
    *Dalton                    Lake County - 2                                  Milwaukee
     Macon - 3                 Marion                  MISSISSIPPI (1)
     Tifton -1                 Michigan City         * Memphis
     Valdosta - 1              Muncie
                               Richmond                NORTH CAROLINA (5)
     IOWA (4)                  Seymour               * Charlotte - 2
     Cedar Rapids - 2          South Bend - 2        * Greensboro - 3
     Davenport -               Terre Haute
     Waterloo                  Valpraraiso

RESTAURANT MANAGEMENT

The operation of the Company-operated restaurants is the responsibility of the Senior Vice President of Operations and National General Manager, the Vice President of Operations and Deputy National General Manager, nine division managers, sixty district managers and the unit-level restaurant management teams.

The divisions and the number of units in each are as follows:

                                               NUMBER OF
                         DIVISION                UNITS
                         --------              ---------
                         Missouri                  54
                         Indiana                   49
                         Illinois                  61
                         Florida                   64
                         Michigan                  18
                         Ohio                      21
                         Central Ohio              35
                         Tennessee                 14
                         Southeastern              16
                                                  ---
                                                  332
                                                  ===

Subsequent to the end of fiscal 2001, the Company reorganized to add four new field offices to better support key core markets like St. Louis and Chicago and to serve and support new markets. This will allow for more intensive operational controls and provide better avenues for sales and profit improvement ideas.

Division managers are responsible for the operation of the restaurants in the division as well as supervision of the division support team, which includes district managers and maintenance and administration staff. District managers generally have responsibility for the operating performance of six to eight restaurants. The management team of a typical Steak n Shake restaurant consists of a general manager, a restaurant manager and three assistant managers. The number of assistant managers varies depending upon the volume of the unit.

The general manager of each restaurant has primary responsibility for the day-to-day operations of the restaurant and is responsible for maintaining Company-established operating standards and procedures. The general manager is the key contributor to the success of a Steak n Shake restaurant. An experienced, well-trained general manager promotes compliance with the Company's high standards for food quality and customer service. Steak n Shake seeks to employ managers who are customer service oriented and who manage the restaurant from the dining room. Steak n Shake recognizes the important role of a seasoned, well-trained and properly motivated restaurant team. The Company has initiated innovative programs that involve hiring, training and career development, and a wide variety of benefits to reward and recognize adherence to Steak n Shake's high standards.

Recruiting and hiring programs have been intensified to seek the qualified people required to support the Company's growth plan. The philosophy of the Company has always been to build the field operations culture with a "promote from within" approach. In fiscal 2001, 283 hourly employees were promoted to Manager and 175 Managers were made General Managers. In addition, 5 General Managers were promoted to District Manager and 2 District Managers and a Corporate Manager were elevated to Division Manager. In order to develop the talented bench strength needed for continued internal promotions, people development is one of the highest priorities of the Company. Organization-wide evaluations of individual development progress are routinely conducted. As part of the Company's commitment to improving its standards of execution, emphasis is placed upon strengthening the skills and capabilities of each restaurant team through innovative selection, development, evaluation, and reward systems. Employees are encouraged to learn new skills to foster their professional growth and to create greater opportunities for advancement.

Aggressive college recruiting programs are designed to provide another source for the future leadership for our growth and are a major corporate priority. The Company has focused on an intensified college recruiting effort to increase the Company's restaurant management quality and staffing levels, thereby providing the management bench strength to support the Company's growth program. The increased management staffing depth will also enhance the Company's ability to deliver dining experiences that exceed customers' expectations, as well as reduce management turnover.

The Company believes that offering competitive base compensation and incentive bonus plans tied to performance improvement goals are important to attracting and retaining competent and highly motivated managers. Awards under the Incentive Bonus Plan are based upon attainment of defined operating performance standards. Additionally, general managers are eligible to participate in the Company's Employee Stock Option Plan. The Employee Stock Purchase Plan provides an attractive incentive opportunity for employees to purchase shares of the Company's stock at a discounted price without the added cost of brokerage fees. This is an enhanced opportunity for employees to become shareholders of the Company and to share in its growth through their own efforts.

TRAINING

Each restaurant team member participates in a formal training program that utilizes work station video presentations, training manuals, a scheduled evaluation process and recognition awards which signify proficiency in specific areas. This training process, which takes place within the restaurant, is continuously reinforced and monitored.

Steak n Shake's goal is to continue to develop strong restaurant management teams by providing carefully designed leadership training programs. Each geographic division designates specific restaurants where intensified on-the-job management training occurs under careful supervision by experienced restaurant managers. Restaurant managers are required to complete a comprehensive eight-week training program during which time they are instructed in subjects such as the standards of food quality and preparation, customer service and employee relations. Restaurant managers also are provided with video training presentations and operations manuals relating to food preparation, customer service standards, restaurant operation practices and Company procedures. During fiscal 2001, 886 individuals entered this training program, approximately 35% of whom were promoted from within the Company.

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

PURCHASING AND DISTRIBUTION CENTER OPERATIONS

Steak n Shake operates a distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce and dairy products) and restaurant supplies are delivered to 101 Company-operated and 16 franchised restaurants located in parts of the Midwest (primarily in Illinois, Missouri and Iowa). The Company's semi-trailers have the capability to handle refrigerated and frozen products along with dry goods in the same delivery trip. The remaining Steak n Shake restaurants, located primarily in the Southeast and parts of the Midwest, obtain food products and supplies that meet the Company's quality standards and specifications from an independent distributor with locations in Tampa, Florida and Bloomington, Indiana.

Purchases are negotiated centrally for most food and beverage products and supplies to ensure uniform quality, adequate quantities and competitive prices. Forward buying contracts are utilized to facilitate the availability of products pursuant to the Company's specifications and to lessen exposure to fluctuating prices. Food and supply items undergo ongoing research, development and testing in an effort to maintain the highest quality products and to be responsive to changing consumer tastes. The Company has not experienced any significant delays in receiving food and beverage products, restaurant supplies or equipment.

RESTAURANT REPORTING

Systems and technology are essential for the management oversight needed to monitor Steak n Shake's high standards for quality and to achieve proper operating margins. Operational and financial controls are maintained through the use of point of sale systems in each restaurant, personal computers in the division offices and an automated data processing system at the corporate office. The management accounting system polls data from the point of sale system by way of local and wide area networks and generates daily reports of sales, sales mix, customer counts, check average, cash, labor and food cost. Inventories are taken of key products daily and a complete inventory of food products is taken at the end of each four-week accounting period. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. The system is also utilized for financial and budget analysis, planning and analysis of sales by revenue center and product mix and labor utilization. Planned system developments include additional enhancements, such as a sales forecasting and labor scheduling system. Cash is controlled through frequent deposits in local bank accounts followed by transfers to the principal corporate operating account.

MARKETING

For over sixty-seven years, our commitment to customer service satisfaction has been the most effective approach to attracting and retaining guests. New restaurants benefit from loyalty to the Steak n Shake brand and the Company's strategy of locating multiple restaurants within a market area. Steak n Shake's marketing thrust is directed towards building brand loyalty and is not price driven or reliant on discount marketing. Value at Steak n Shake is based on exceeding our customers' expectations by delivering freshly prepared, cooked-to-order, quality food with a unique taste that our friendly, well-trained staff serves promptly in an attractive, clean environment.

This niche value positioning is communicated to the consumer via a branded non-price differentiation marketing strategy. Television marketing platforms are product benefit directed, showing why Steak n Shake is superior to fast food alternatives with a fun, irreverent, tongue-in-cheek humorous approach. This "voice of the restaurant" defines a brand personality that recalls the nostalgic diner days when life was simpler, friendlier, and less stressful. By coupling this branding approach with real consumer benefits, existing guests are encouraged to visit more often and new guests are encouraged to try a Steakburger and a Shake. Print, outdoor, radio, and most other media forms are utilized, but the most effective and efficient media form remains television as it sells Steak n Shake with sight, sound, motion, and emotion. Recent new television markets include Nashville, Grand Rapids, Chicago and Columbus, OH.

Our web site at www.steaknshake.com provides a worldwide presence that communicates the brand, the menu, our history, and location addresses by market. A strong emphasis on investor information allows potential investors to learn about the Company including the latest public relations and financial information. The web site also serves as an effective recruiting tool.

Additional marketing activities designed to build brand awareness and loyalty, create new customer trial and introduce new products include quarterly freestanding newspaper inserts and seasonal in-store offerings centered around short-term, special promotions or product introductions. The fully integrated marketing program also utilizes menu clip-ons, table cards, ceiling danglers and signage. During fiscal 2001, the Company expended 3.4% of revenues for marketing.

FRANCHISING

GENERAL. The Company's franchising program is designed to extend the brand name recognition of Steak n Shake to areas where the Company has no current development plan and to derive additional revenues without substantial investment by the Company. The Company's expansion plan includes selectively seeking new franchisees to help grow the Steak n Shake brand.

As of September 26, 2001, the Company had 56 franchised Steak n Shake restaurants operated by 15 franchisees, located in Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina and Tennessee. These restaurants are located in areas contiguous to markets in which there are Company-operated restaurants. The Company currently has commitments from existing franchisees for the development of additional franchised restaurants.

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

FRANCHISE AGREEMENT. The standard Steak n Shake franchise agreement generally has an initial term of 20 years. Among other obligations, the agreement requires franchisees to pay an initial franchise fee of $30,000 for the first unit in a market, $25,000 for each subsequent unit and a continuing royalty of 4% of monthly gross sales. The current franchise agreement also requires the franchisee to pay 5% of monthly gross sales to the Company for advertising, of which 80% is spent on local, regional or national marketing and 20% is used by Steak n Shake for creative and promotional development, outside independent marketing agency fees and technical and professional marketing advice.

FRANCHISING ASSISTANCE. In certain circumstances, the Company's financing subsidiary, SNS Investment Company, Inc., will assist qualified franchisees in financing the development of one or more franchised units by purchasing or leasing approved sites from third parties, constructing the restaurant and leasing or subleasing the finished facility to the franchisee. The lease terms and rentals, including a surcharge by the Company for administrative services, are negotiated based on prevailing real estate and construction rates in effect in the franchised area. Through September 26, 2001, seven restaurants had been financed through this subsidiary.

CONSOLIDATED SPECIALTY RESTAURANTS, INC. ("CSR")

In September of 2000, the Company announced its decision to dispose of the Specialty Restaurant segment comprised of eleven specialty casual dining restaurants operated by its subsidiary CSR. The Company reported the disposal of CSR as a discontinued operation. To date seven units have been disposed of and the remaining four units are currently under contract for sale or expected to be disposed of during fiscal 2002.

COMPETITION

The restaurant business is one of the most intensely competitive industries in the United States, with price, menu offerings, location and service all being significant competitive factors. The Company's competitors include national, regional and local chains as well as local, owner-operated establishments. There are established competitors with financial and other resources greater than those of the Company in all of the Company's current and proposed future market areas. The Company faces competition for sites on which to locate new restaurants and for personnel, as well as for customers. The restaurant business is often affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic factors and the type, number and location of competing restaurants. Additionally, factors such as inflation, increased food, labor and employee benefit costs and difficulty in attracting qualified management personnel and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

SEASONAL ASPECTS

The Company has substantial fixed costs, which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes. Sales in these quarters can be adversely affected by severe winter weather.

EMPLOYEES

As of September 26, 2001, the Company had approximately 19,000 employees, the majority of which are employed by Steak n Shake Operations, Inc. Approximately two-thirds of the Company's hourly employees are part-time.

The Company experienced higher labor costs in fiscal 2001 due in part to tight labor markets in many of the markets served by the Company. Wage rates increased by 2.8% during fiscal 2001 due to these tight labor markets.

TRADEMARKS

"Steak n Shake(R)", "Takhomasak(R)", "Famous For Steakburgers(R)", "FAXASAK(R)", "In Sight It Must Be Right(R)", "Its a Meal(R)", "Original Steakburgers(R)", the "Wing and Circle(R)" logo and the company's storefront design are federally registered trademarks and servicemarks. CSR holds federal registrations for "The Charley Horse(R)" and "Colorado Steakhouse(R)" in addition to state registrations applicable to its restaurant businesses. The Company is not aware of any infringing uses that could materially affect its business. The Company will protect its trademark rights by appropriate legal action whenever necessary.

GOVERNMENT REGULATION

The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, including health and safety and fire agencies in the state and municipality in which the restaurant is located. The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

The Company's restaurant operations are also subject to federal and state minimum wage laws and laws governing such matters as working conditions, overtime and tip credits. Many of the Company's restaurant employees are paid at rates related to the federal and state minimum wage laws and, accordingly, further increases in the minimum wage would increase the Company's labor costs.

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

GEOGRAPHIC CONCENTRATION

During fiscal 2001, approximately 67% of the Company's net sales were derived from six markets: St. Louis, Missouri (17%); Indianapolis, Indiana (14%); Central Florida (19%), Western and Central Ohio (10%) and Chicago, Illinois (7%), respectively. As a result, the Company's results of operations may be materially affected by weather, economic or business conditions within these markets. Also, given the Company's present geographic concentration, adverse publicity relating to Steak n Shake restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

Certain forward-looking statements are contained in this Report and may be made by Company spokespersons based on current expectations of management. Those statements include, but may not be limited to, the discussions of the Company's expansion strategy, expectations concerning its future profitability, capital sources and needs, marketing plans and franchising programs. Investors in the Common Stock are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Those risks and uncertainties include, but are not limited to, changes in competitive, economic or legal factors, changes in the tax laws and changes in accounting standards, as well as changes in internal factors such as changes in business strategies and the impact of restructurings and business combinations. Although the Company believes that the assumptions on which its forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements could be incorrect. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, positions held with the Company and its subsidiaries and the date on which service in such capacities began, of the executive officers of the Company and its subsidiaries:

          Name                Age       Position with Company                                       Since
          ----                ---       ---------------------                                       -----

E.W. Kelley(1)(2)             84        Chairman -
                                          The Steak n Shake Company                                 1984
                                          Steak n Shake Operations, Inc.                            1984

S. Sue Aramian(1)(2)          69        Vice Chairwoman -
                                          The Steak n Shake Company                                 1990
                                          Steak n Shake Operations, Inc.                            1990

Alan B. Gilman(1)(2)          71        President and Chief Executive Officer -
                                          The Steak n Shake Company                                 1992
                                          Steak n Shake Operations, Inc.                            1992
                                        Vice Chairman -
                                          Consolidated Specialty Restaurants, Inc.                  1992

James W. Bear(3)              56        Senior Vice President, Chief Financial Officer-
                                          The Steak n Shake Company                                 1991
                                          Steak n Shake Operations, Inc.                            1991

Kevin F. Beauchamp            44        Vice President -
                                          The Steak n Shake Company                                 1993
                                        Vice President and Deputy National General Manager -
                                          Steak n Shake Operations, Inc.                            1997

B. Charlene Boog(3)           69        Associate Vice President
                                          The Steak n Shake Company                                 1997

Kevin E. Dooley               58        Vice President -
                                          Steak n Shake Operations, Inc.                            1993

Duane E. Geiger               39        Vice President -
                                          The Steak n Shake Company                                 1995
                                        Vice President and Treasurer
                                          The Steak n Shake Company                                 2000
                                          Steak n Shake Operations, Inc.                            2000

Robert L. Grimm(3)            49        Vice President -
                                          The Steak n Shake Company                                 1997

William H. Hart               52        Vice President -
                                          Steak n Shake Operations, Inc.                            1991

Mary E. Ham                   53        Vice President and General Counsel -
                                          The Steak n Shake Company                                 1995
                                          Steak n Shake Operations, Inc.                            1995
                                        Secretary -
                                          The Steak n Shake Company                                 1999
                                          Steak n Shake Operations, Inc.                            1999

John E. Hiatt                 44        Vice President and Controller -
                                          The Steak n Shake Company                                 2001
                                          Steak n Shake Operations, Inc.                            2001

Scott C. Norrick              36        Vice President -
                                          The Steak n Shake Company                                 2000
                                          Steak n Shake Operations, Inc.                            2000

Gary T. Reinwald(3)           53        Senior Vice President -
                                          The Steak n Shake Company                                 1996
                                        Senior Vice President and National General Manager -
                                          Steak n Shake Operations, Inc.                            1996

Gary S. Walker                41        Senior Vice President -
                                          The Steak n Shake Company                                 1998
                                          Steak n Shake Operations, Inc.                            1998

Victor F. Yeandel             45        Vice President -
                                          The Steak n Shake Company                                 1995

(1)  Member of the Board of Directors of the Company

(2)  Member of the Executive Committee of the Company

(3)  Member of the Personnel/Benefits Committee of the Company

Mr. Kelley has been a Director of the Company since 1981 and Chairman since 1984. Since 1974, he has been a Managing General Partner of Kelley & Partners, L.P., an Indiana limited partnership which holds investments in companies engaged in snack food distribution and restaurant operations, and is a shareholder of the Company. Prior to 1981, Mr. Kelley was the Chief Executive Officer of Fairmont Foods Company, a large consumer goods company listed on the New York Stock Exchange.

Ms. Aramian has been Vice Chairwoman since 1990 and a Director since 1981. She served as Secretary from 1995 to 1999 and as Vice President from 1984 to 1990. Ms. Aramian has been a Managing General Partner of Kelley & Partners, L.P. since 1974 and is involved in all administrative matters, including those of related companies. Prior to 1981, Ms. Aramian was an executive officer of Fairmont Foods Company.

Mr. Gilman has been President, Chief Executive Officer and a Director of the Company since 1992. From 1985 to 1992, Mr. Gilman was a private investor, and from 1980 to 1985, he served as President of Murjani International, Ltd., an international marketing firm. From 1968 to 1980, Mr. Gilman served as a principal executive of various divisions of Federated Department Stores, Inc., concluding as Chairman and Chief Executive Officer of the Abraham & Straus Division in New York.

Mr. Bear was appointed Senior Vice President and Chief Financial Officer in 1991. Prior thereto, he served as Vice President and Treasurer of the Company from 1980 to 1991. Mr. Bear served the Company as Treasurer until 2000.

Mr. Beauchamp was appointed Vice President, Operations and Deputy National General Manager of Steak n Shake, Operations, Inc. in 1997. He also serves as a Vice President of the Company. Mr. Beauchamp joined the Company as Vice President and Controller in 1993. From 1990 to 1993, Mr. Beauchamp was Director of Accounting for a division of The Limited, Inc.

Ms. Boog was appointed Associate Vice President in 1997. Prior thereto, she served as Assistant Vice President and Assistant Secretary from 1991 to 1997. Ms. Boog is also a Vice President of Kelley & Partners, L.P.

Mr. Dooley joined Steak n Shake as Vice President in 1993 and is responsible for engineering and construction. Prior thereto and since 1991, Mr. Dooley was a Director of Engineering with Wendys, Inc.

Mr. Geiger was appointed Vice President, Information Systems, Financial Planning and Audit in 1995 and as Treasurer in 2000. From 1993 to 1995, Mr. Geiger served as Director of Financial Planning and Audit and Assistant Treasurer for the Company. Prior to such time, Mr. Geiger served in various capacities at Ernst & Young LLP, over a period of eight years, and ultimately served as a Manager.

Mr. Grimm joined the Company as Vice President - Human Resources in November 1997. For the previous twelve years, Mr. Grimm was an executive with May Department Stores Company, concluding his career there as Corporate Vice President, Executive Development and Training.

Mr. Hart has been Vice President, Purchasing of Steak n Shake, Operations, Inc. since 1991 and was Vice President of Operations of CSR from 1990 to 1991

Ms. Ham was appointed Vice President in December 1996, General Counsel in 1995 and Secretary in 1999. She served as Associate Secretary from 1994 to 1999. From 1994 to 1995, Ms. Ham served as the Company's Associate General Counsel for Real Estate and Franchising. Ms. Ham was previously General Counsel for the Indiana Toll Road.

Mr. Hiatt joined the Company in July of 2001 as Vice President and Controller. From 2000 to 2001, he was the Chief Financial Officer of Best Access Systems, In. From 1998 to 2000, Mr. Hiatt was a Senior Audit Manager with the accounting firm of Deloitte and Touche. Mr. Hiatt served as the Chief Finanical Officer of Avesta Sheffield NAD, Inc. from 1995 to 1998. Prior thereto and from 1989, Mr. Hiatt held various positions with Deloitte and Touche.

Mr. Norrick joined the Company as Vice President in 2000 and is responsible primarily for real estate. From 1996 to 2000, Mr. Norrick was an executive with LinksCorp, owner of high quality golf clubs and resorts, lastly serving as

Corporate Vice President, Acquisitions. Prior to 1996, Mr. Norrick was with Walt Disney Company in various senior financial planning and analysis positions.

Mr. Reinwald was appointed Senior Vice President of the Company in 1996. Prior thereto, Mr. Reinwald was Vice President, Operations and National General Manager of Steak n Shake, Operations, Inc. since 1983, and served in various capacities in the Company for 19 years prior to that date.

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

Mr. Yeandel joined the Company as Vice President, Marketing in 1995 and in fiscal 2000 was named Vice President, Marketing and Investor Relations. From 1992 to 1995, Mr. Yeandel served as Vice President, Franchise Development for Long John Silver's, Inc. Prior thereto and since 1987, Mr. Yeandel held various marketing positions with Long John Silver's, Inc.

Officers are elected annually at the annual meeting of the Board of Directors.

ITEM 2.   PROPERTIES

The Company currently leases 30,749 square feet of executive office space in Indianapolis, Indiana, under a lease expiring December 31, 2012.

STEAK N SHAKE, OPERATIONS, INC.

As of September 26, 2001, Steak n Shake operated 208 leased and 124 owned restaurants in Indiana, Illinois, Michigan, Missouri, Florida, Georgia, Iowa, Ohio, Kansas, Kentucky, Tennessee, Arkansas, Alabama, South Carolina and Wisconsin. Steak n Shake restaurant leases for land and building typically are non-cancelable, have an initial term of 18 to 25 years and renewal terms aggregating twenty years or more and require Steak n Shake to pay real estate taxes, insurance and maintenance costs. Of these leases, 164 contain percentage of sales rental clauses in addition to base rent requirements.

The majority of restaurants are generally 3,800 square feet and seat approximately 100 customers while a minimal percentage of restaurants have a similar architectural style but seat 39 to 138 customers and occupy between 1,010 and 6,000 square feet.

Steak n Shake has lease obligations on 7 former restaurant locations in Georgia, Illinois, Kentucky and Texas all of which have been subleased to others as of September 26, 2001. These obligations primarily relate to restaurant locations disposed of in the late 1970's, and the sublease rentals cover substantially all of the Company's obligations under the primary leases. Most of these leases will expire within the next 18 months.

Steak n Shake also has a complex of three buildings located in Bloomington, Illinois, where it owns 38,900 square feet of office/warehouse space in two separate buildings, one of which has cold storage facilities, and leases a 26,300 square foot distribution center and division office facility. Steak n Shake also leases division offices in Orlando, Florida; Franklin, Ohio; Columbus, Ohio; Brighton, Michigan: Elk Grove Village, IL; and Tallahasee, Florida and a division office and administrative facility in Indianapolis, Indiana. In addition, Steak n Shake owns a division office facility in St. Louis, Missouri. At September 26, 2001, Steak n Shake owned one restaurant location that had been leased to a third party. In addition, there were seven restaurants under construction and the Company owned eight parcels of land, that are being held for future development.

SNS INVESTMENT COMPANY, INC.

SNS Investment Company, Inc. ("SIC"), a wholly owned subsidiary of the Company, assists qualified franchisees with financing by purchasing or leasing land, constructing the restaurant and then leasing or subleasing the land and building to the franchisee. SIC leases the land and building for seven properties as the primary lessee. These leases typically have an initial term of 18 years and renewal options aggregating 20 years or more and require SIC to pay real estate taxes, insurance and maintenance costs. As of September 26, 2001, SIC had six land and building leases for properties located in Louisville and Elizabethtown, Kentucky; Chattanooga, Tennessee; Clarksville, Indiana and Columbia, Missouri which are being operated by franchisees pursuant to sublease agreements. All lease and sublease agreements between SIC and its franchisees specifically include triple net lease provisions whereby the franchisee is responsible for all real estate taxes, insurance and maintenance costs. SIC has a land and building lease for a property in Little Rock, Arkansas which is operated by Steak n Shake, Operations Inc. Additionally, SIC has a ground lease for a property in Bloomington, Indiana and owns a property in Indianapolis, Indiana which are subleased and leased, respectively, to a third party.

RESTAURANT LEASE EXPIRATIONS

Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:

                                      Number of Leases Expiring
                                      -------------------------
            Period                SNS           CSR            SIC
            ------                ---           ---            ---
          2002 - 2006                3            1              0
          2007 - 2011                7            0              0
          2012 - 2016                3            0              0
          2017 - 2021               12            0              0
          2022 - 2026               10            0              0
          Beyond                   173            0              8
                                   ---            -              -
                                   208            1              8
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

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE RANGE/STOCK TRADING

The Common Stock of The Steak n Shake Company is traded on the New York Stock Exchange (NYSE) under the symbol SNS. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal. The high and low closing sales prices for the Company's Common Stock, as reported on the New York Stock Exchange for each quarter of the Company's past two fiscal years, are shown below:

                                      2001                          2000
                              --------------------          --------------------
                               HIGH           LOW            High           Low
                              ------         -----          ------         -----
     First Quarter            $ 8.38         $6.63          $11.25         $7.69
     Second Quarter           $ 9.30         $6.25          $11.88         $9.00
     Third Quarter            $ 9.50         $7.98          $10.06         $9.00
     Fourth Quarter           $10.38         $8.60          $ 9.44         $7.75

The Company did not pay cash dividends on its Common Stock during the two fiscal years reflected in the table. As of December 7, 2001, there were 3,088 record holders of the Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 2001 Annual Report under "Selected Financial and Operations Data (Unaudited)," are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of results of operations and financial condition set forth in the Company's 2001 Annual Report under "Management's Discussion and Analysis", are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At September 26, 2001, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Statements of Earnings, Consolidated Statements of Financial Position, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements and The Report of Independent Auditors set forth in the Company's 2001 Annual Report are incorporated herein by reference.

Information on quarterly results of operations, set forth in the Company's 2001 Annual Report under "Quarterly Financial Data (Unaudited)" is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 2002 Annual Meeting of Shareholders filed pursuant to Rule 14a-6(c) is incorporated herein by reference. Certain information relating to the Company's executive officers is included in Part I of this Form 10-K under "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The information included under the captions "Compensation of Directors", "Compensation of Executive Officers", "Summary Compensation Table", "Options/SAR Grants in Last Fiscal Year", "Aggregated Stock Option Exercises in Fiscal 2001 and Fiscal Year End Option Values", "Long Term Incentive Plan Awards in Last Fiscal Year", "Report of the Executive Committee", "Report of the Audit Committee" and "Company Performance" in the Company's definitive Proxy Statement relating to its 2002 Annual Meeting of Shareholders filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement relating to its 2002 Annual Meeting of Shareholders filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Management Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 2002 Annual Meeting of Shareholders filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS. The following table sets forth the financial statements filed as a part of this report:

          Consolidated Statements of Financial Position at September 26, 2001 and September 27, 2000

          For the years ended September 26, 2001, September 27, 2000 and September 29, 1999:

          -    Consolidated Statements of Earnings

          -    Consolidated Statements of Cash Flows

          -    Consolidated Statements of Shareholders' Equity

          Notes to Consolidated Financial Statements

          Report of Independent Auditors

     2.   FINANCIAL STATEMENT SCHEDULES.

          All schedules for the years ended September 26, 2001, September 27, 2000 and September 29, 1999 have been omitted for the reason that they are not required or are not applicable, or the required information is set forth in the financial statements or notes thereto.

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

                3.07 Articles of Amendment of the Articles of Incorporation of the Steak n Shake Company designating terms of Series A Preferred Stock (Incorporated by reference to Exhibit 3.02 to The Steak n Shake Company's current report on Form 8-K filed May 17, 2001.)

                3.08 Restated Bylaws of The Steak n Shake Company as of May 16, 2001

                4.01 Specimen certificate representing Common Stock of The Steak n Shake Company (formerly Consolidated Products, Inc.). (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 11, 2001.)

                4.02 Note Purchase Agreement By and Between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of September 27, 1995 related to $39,250,000 senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report dated September 26,
                         1995).

                4.03 Amendment To Note Purchase and Private Shelf Agreement by and between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of April 21, 1999 related to senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.10 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 14, 1999).

                4.04 Rights Agreement dated as of May 16, 2001 between The Steak n Shake Company and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.01 to The Steak n Shake Company's current report on Form 8-K filed May 17, 2001.)

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

               10.05 Retirement Agreement by and between S. Sue Aramian and the Registrant dated August 15, 2001.

               10.06 Consolidated Products, Inc. 1992 Employee Stock Purchase Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1993 related to its 1993 Annual Meeting of Shareholders).

               10.07 Consolidated Products, Inc. 1992 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1993 related to its 1993 Annual Meeting of Shareholders).

               10.08 Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

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

               10.11 Consolidated Products, Inc. 1997 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

               10.12 Consolidated Products, Inc. 1998 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 22, 1997 related to the 1998 Annual Meeting of Shareholders).

               10.13 Form of option agreement related to 1999 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).

               10.14 Form of option agreement related to 2000 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).

               10.15 Amended and Restated Credit Agreement by and Between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated December 30, 1994 (amending that earlier credit agreement between parties dated as of March 10, 1994 and effective as of February 23, 1994, relating to a $5,000,000 revolving line of credit which was not filed pursuant to Rule 601 of the Securities and Exchange Commission), relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 4.06 to the Registrant's Form 10-Q Report for the fiscal quarter ended December 21, 1994).

               10.16 Seventh Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated May 31, 2000. (Incorporated by reference to Exhibit 4.12 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).

               10.17 Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 16, 2001, relating to a $30,000,000 revolving line of credit.

               13.01 Portions of the Annual Report to Shareholders for the Year Ended September 26, 2001 incorporated by reference into this Form 10-K.

               21.01     Subsidiaries of the Registrant.

               23.01     Consent of Ernst & Young LLP.

(b) REPORTS ON FORM 8-K:

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2001.

                                        THE STEAK N SHAKE COMPANY

                                        By:  /s/ John E. Hiatt
                                             -----------------------------------
                                             John E. Hiatt
                                             Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 19, 2001.

/s/ E. W. Kelley                        Director
----------------------------------
E. W. Kelley

/s/ S. Sue Aramian                      Director
----------------------------------
S. Sue Aramian

/s/ Alan B. Gilman                      President, Chief Executive Officer and Director
----------------------------------      (Principal Executive Officer)
Alan B. Gilman

/s/ James W. Bear                       Senior Vice President Finance and Chief Financial Officer
----------------------------------      (Principal Financial Officer)
James W. Bear

/s/ John E. Hiatt                       Vice President and Controller
----------------------------------      (Principal Accounting Officer)
John E. Hiatt

/s/ Stephen Goldsmith                   Director
----------------------------------
Stephen Goldsmith

/s/ Charles E. Lanham                   Director
----------------------------------
Charles E. Lanham

/s/ J. Fred Risk                        Director
----------------------------------
J. Fred Risk

/s/ Dr. John W. Ryan                    Director
----------------------------------
Dr. John W. Ryan

/s/ James Williamson, Jr.               Director
----------------------------------
James Williamson, Jr.

                    THE STEAK N SHAKE COMPANY AND SUBIDIARIES

                                Index to Exhibits

Number            Description

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

           3.07 Articles of Amendment of the Articles of Incorporation of the Steak n Shake Company designating terms of Series A Preferred Stock (Incorporated by reference to Exhibit 3.02 to The Steak n Shake Company's current report on Form 8-K filed May 17, 2001.)

           3.08     Restated Bylaws of The Steak n Shake Company as of May 16,
                    2001.

(4)        4.01     Specimen certificate representing Common Stock of The Steak
                    n Shake Company (formerly Consolidated Products, Inc.).
                    (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report for the fiscal quarter ended
                    April 11, 2001.)

           4.02 Note Purchase Agreement by and Between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of September 27, 1995 related to $39,250,000 senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report dated September 26, 1995).

           4.03 Amendment To Note Purchase and Private Shelf Agreement by and between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of April 21, 1999 related to senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.10 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 14, 1999).

           4.04 Rights Agreement dated as of May 16, 2001 between The Steak n Shake Company and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.01 to The Steak n Shake Company's current report on Form 8-K filed May 17, 2001.)

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

          10.05 Retirement Agreement by and between S. Sue Aramian and the Registrant dated August 15, 2001.

          10.06 Consolidated Products, Inc. 1992 Employee Stock Purchase Plan. (Incorporated by reference in to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1993 related to its 1993 Annual Meeting of Shareholders).

          10.07 Consolidated Products, Inc. 1992 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 13, 1993 related to its 1993 Annual Meeting of Shareholders).

          10.08 Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

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

          10.11 Consolidated Products, Inc. 1997 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

          10.12 Consolidated Products, Inc. 1998 Nonemployee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 22, 1997 related to the 1998 Annual Meeting of Shareholders).

          10.13 Form of option agreement related to 1999 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit

                    10.21 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).

          10.14 Form of option agreement related to 2000 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).

          10.15 Amended and Restated Credit Agreement By and Between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated December 30, 1994 (amending that earlier credit agreement between parties dated as of March 10, 1994 and effective as of February 23, 1994, relating to a $5,000,000 revolving line of credit which was not filed pursuant to Rule 601 of the Securities and Exchange Commission), relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 4.06 to the Registrant's 10-Q Report for the fiscal quarter ended December 21, 1994).

          10.16 Seventh Amendment to Amended and Restated Credit Agreement by and between Consolidated Products, Inc. and Bank One, Indianapolis, N.A. dated May 31, 2000. (Incorporated by reference to Exhibit 4.12 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).

          10.17 Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 16, 2001, relating to a $30,000,000 revolving line of credit.

(11)                No exhibit.

(12)                No exhibit.

(13)      13.01     Portions of the Annual report to Shareholders for the Year
                    Ended September 26, 2001 incorporated by reference into this Form 10-K.

(16)                No exhibit.

(18)                No exhibit.

(21)      21.01     Subsidiaries of the Registrant.

(22)                No exhibit.

(23)      23.01     Consent of Ernst & Young LLP.

(24)                No exhibit.

(27)                No exhibit

(99)                No exhibit.