Form 10-Q
period 2001-12-19
STEAK & SHAKE CO
filed 2002-01-31
CIK 93859

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Twelve Weeks Ended December 19, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8445

THE STEAK N SHAKE COMPANY
(Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Number of shares of Common Stock outstanding at January 22, 2002: 27,898,724

The Index to Exhibits is located at Page 11.	Total Pages 17

THE STEAK N SHAKE COMPANY

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION
	ITEM 1.	FINANCIAL STATEMENTS
		Consolidated Statements of Financial Position— December 19, 2001 (Unaudited) and September 26, 2001	3
		Consolidated Statements of Earnings (Unaudited) Twelve Weeks Ended December 19, 2001 and December 20, 2000	4
		Consolidated Statements of Cash Flows (Unaudited) Twelve Weeks Ended December 19, 2001 and December 20, 2000	5
		Notes to Consolidated Financial Statements (Unaudited)	6
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
PART II.	OTHER INFORMATION
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	11

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The Steak n Shake Company
Consolidated Statements of Financial Position

	December 19, 2001	September 26, 2001
	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents of $11,525,000 in 2002 and $5,129,000 in 2001	$16,519,621	$8,715,136
Short term investments	3,496,534	3,491,598
Receivables	3,526,911	5,139,890
Properties under sale and leaseback contract	2,880,348	7,994,212
Inventory	4,858,245	5,205,906
Deferred income taxes	293,000	293,000
Other current assets	1,787,128	3,327,352

Total current assets	33,361,787	34,167,094

Property and Equipment
Land	59,072,918	58,060,867
Buildings	55,305,755	54,239,105
Leasehold improvements	53,030,310	51,955,953
Equipment	128,004,791	126,251,628
Construction in progress	7,348,956	6,790,412

	302,762,730	297,297,965
Less accumulated depreciation and amortization	(94,126,433)	(90,279,573)

Net property and equipment	208,636,307	207,018,392

Net Leased Property	1,039,534	1,091,723
Other Assets	3,022,283	2,788,946

	$246,059,911	$245,066,155

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$14,828,020	$13,989,304
Accrued expenses	19,044,371	20,492,283
Current portion of senior notes	3,906,317	3,960,317
Current portion of obligations under capital leases	507,422	563,896

Total current liabilities	38,340,150	39,005,800
Deferred Income Taxes	5,994,000	5,994,000
Deferred Credits	5,124,885	4,620,856
Obligations Under Capital Leases	1,166,633	1,270,763
Senior Note	26,561,429	28,378,889
Shareholders' Equity
Common stock—$50 stated value, 50,000,000 shares authorized—shares issued 30,151,617	15,075,809	15,075,809
Additional paid-in capital	122,522,345	122,522,345
Retained earnings	52,224,780	47,877,738
Less: Unamortized value of restricted shares	(767,907)	(927,791)
Treasury stock—at cost 2,112,893 shares in fiscal 2002, 1,982,201 shares in fiscal 2001	(20,182,213)	(18,752,254)

Total shareholders' equity	168,872,814	165,795,847

	$246,059,911	$245,066,155

See accompanying notes.

The Steak n Shake Company
Consolidated Statements of Earnings
(Unaudited)

	Twelve Weeks Ended
	December 19, 2001	December 20, 2000
Revenues:
Net sales	$99,875,464	$95,078,380
Franchise fees	869,386	816,583
Other, net	341,490	668,411

	101,086,340	96,563,374

Costs and Expenses:
Cost of sales	23,643,884	22,588,981
Restaurant operating costs	49,498,940	48,324,817
General and administrative	7,934,609	7,088,192
Rent	4,888,945	4,118,516
Depreciation and amortization	4,208,160	3,864,393
Marketing	3,255,456	2,910,834
Pre-opening costs	423,934	954,550
Interest	427,367	548,226

	94,281,295	90,398,509

Earnings Before Income Taxes	6,805,045	6,164,865
Income Taxes	2,458,000	2,203,000

Net Earnings	$4,347,045	$3,961,865

Net Earnings Per Common and Common Equivalent Share:
Basic	$.15	$.14
Diluted	$.15	$.14
Weighted Average Shares and Equivalents:
Basic	28,141,259	29,015,468
Diluted	28,223,784	29,015,494

See accompanying notes.

The Steak n Shake Company
Consolidated Statements of Cash Flows
(Unaudited)

	Twelve Weeks Ended
	December 19, 2001	December 20, 2000
Operating Activities:
Net earnings	$4,347,045	$3,961,865
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,208,160	3,864,393
Loss (gain) on disposal of property	109,114	(165,665)
Changes in receivables and inventories	1,929,336	987,089
Changes in other assets	(11,828)	(543,560)
Changes in income taxes payable	1,559,804	2,000,636
Changes in accounts payable and accrued expenses	(2,208,367)	(4,397,334)

Net cash provided by operating activities	9,933,264	5,707,424

Investing Activities:
Additions of property and equipment	(7,773,350)	(10,163,388)
Net proceeds from sale/leasebacks and other disposals	9,018,005	4,056,434

Net cash provided by (used in) investing activities	1,244,655	(6,106,954)

Financing Activities:
Principal payments on debt and capital lease obligations	(1,930,877)	(144,344)
Lease payments on subleased properties	(104,481)	(152,728)
Proceeds from long-term debt	—	5,120,000
Proceeds from equipment and property leases	91,883	141,084
Proceeds from exercise of stock options	3,830	—
Treasury stock repurchases	(1,433,789)	(4,074,793)

Net cash (used in) provided by financing activities	(3,373,434)	889,219

Increase in Cash and Cash Equivalents	7,804,485	489,689
Cash and Cash Equivalents at Beginning of Year	8,715,136	2,177,780

Cash and Cash Equivalents at End of Period	$16,519,621	$2,667,469

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

        In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of December 19, 2001, the consolidated statements of earnings for the twelve weeks ended December 19, 2001 and December 20, 2000 and the consolidated statements of cash flows for the twelve weeks ended December 19, 2001 and December 20, 2000 have been included.

        The consolidated statements of earnings for the twelve weeks ended December 19, 2001 and December 20, 2000 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 26, 2001.

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

Results of Operations

        The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

	Twelve Weeks Ended
	12/19/01		12/20/00
Revenues
Net sales	98.8%		98.5%
Franchise fees	0.9		0.9
Other, net	0.3		0.6

	100.0		100.0

Costs and Expenses
Cost of sales	23.7	(1)	23.8	(1)
Restaurant operating costs	49.6	(1)	50.8	(1)
General and administrative	7.8		7.3
Rent	4.8		4.3
Depreciation and amortization	4.2		4.0
Marketing	3.2		3.0
Pre-opening costs	0.4		1.0
Interest	0.4		0.6

	93.3		93.6

Earnings Before Income Taxes	6.7		6.4
Income Taxes	2.4		2.3

Net Earnings	4.3%		4.1%

(1)
Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended December 19, 2001 to Twelve Weeks Ended December 20, 2000

Revenues

        Net sales increased $4,797,000, or 5.0%, to $99,875,000 due primarily to a 5.6% increase in the number of Company-operated Steak n Shake restaurants. Same store sales were up 2.0% due to a 2.3% increase in check average partially offset by a 0.3% decrease in customer counts. The number of Company-operated Steak n Shake restaurants increased to 337 at December 19, 2001 as compared to 319 at December 20, 2000. The increase in check average is primarily the result of a 3.4% weighted average menu price increase.

Costs and Expenses

        Cost of sales increased $1,055,000, or 4.7%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 23.7% from 23.8%, primarily as a result of the menu price increases, somewhat offset by increased dairy costs.

        Restaurant operating costs increased $1,174,000, or 2.4%, primarily due to the increased sales volume. Restaurant operating costs, as a percentage of net sales, decreased to 49.6% from 50.8% because of lower wage rates and reduced employee turnover resulting from the softening labor market, a 0.4% reduction in supply and gas heating costs, as a percentage of net sales, partially offset by an increase in fringe benefit costs.

        General and administrative expenses increased $846,000 or 11.9%. As a percentage of revenues, general and administrative expenses increased to 7.8% from 7.3%. The increase is due in part to new technology initiatives supporting human resources and payroll and a sales forecasting and labor scheduling system. In addition, a major reorganization of field operation management occurred during the quarter. Three new field organizations were established to better support key core markets like St. Louis, Chicago and South Florida.

        Rent expense increased $770,000, or 18.7%, primarily as a result of the completion of the sale and leaseback of twenty-three Company-owned properties since the beginning of second quarter fiscal 2001.

        The $344,000, or 8.9%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2001.

        Marketing expense increased $345,000, or 11.8%. As a percentage of revenues, marketing expense increased slightly from 3.0% to 3.2%. Marketing expenses increased primarily due to the commencement of television advertising in the Nashville and Grand Rapids markets in the second quarter of last year, the utilization of radio advertising and increased local marketing activities.

        Pre-opening costs decreased $531,000, or 55.6% due to timing of new store openings.

        Interest expense decreased $121,000 due to decreased average net borrowings under the Company's senior note agreement and the revolving line of credit.

Income Taxes

        The Company's effective income tax rate as a percentage of earnings before income taxes increased to 36.1% from 35.7% for the quarter ended December 19, 2001. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

Net Earnings

        Net earnings were $4,347,000 ($.15 per diluted share) up 9.7% compared to the prior year.

Liquidity and Capital Resources

        Five Company-operated and one franchised Steak n Shake restaurants were opened during the quarter ended December 19, 2001. Subsequent to the end of the first quarter, the Company opened its first Steak n Shake restaurant in Dallas, Texas. Two additional Company-operated units are currently under construction. For the quarter ended December 19, 2001, capital expenditures totaled $7,773,000 as compared to $10,163,000 for the comparable prior year period.

        The Company expects to open 18 Steak n Shake restaurants in fiscal year 2002. This level of expansion allows management to continue its focus on improving each and every guest experience through hospitality initiatives, especially in newer markets; to improve the quality and depth of the field organization through enhanced training and staff development; and to aggressively market the brand through unique differentiation marketing. This development plan allows management to seek more highly productive new sites that will yield above average results. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment to date in fiscal 2002 is $1,600,000. The Company intends to fund capital expenditures, its stock repurchase program and meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties.

        During the twelve weeks ended December 19, 2001, cash provided by operations totaled $9,933,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $9,018,000. During the twelve weeks ended December 20, 2000, cash provided by operations totaled $5,707,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $4,056,000. At December 19, 2001 the Company had additional sale and leaseback properties under contract which, when closed, will generate approximately $2,880,000 in proceeds.

        Net cash used in financing activities for the twelve weeks ended December 19, 2001 totaled $3,373,000 compared to net cash provided of $889,000 in the comparable prior year period.

        As of December 19, 2001, the Company had outstanding borrowings of $30,522,000 under its $75,000,000 Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement") which expires on April 21, 2002. Consequently, the Company has borrowings of $40,000,000 available under the Senior Note Agreement at interest rates based upon market rates at the time of borrowing. Borrowings under the Senior Note bear interest at an average fixed rate of 7.6%.

        There were no borrowings under the Company's $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement") at December 19, 2001. The Company's Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. During the quarter, the Company entered into a new $30 million Revolving Credit Agreement with a different lender which expires January 2005. The Company's debt agreements contain restrictions, which among other things require the Company to maintain certain financial ratios. At December 20, 2000, the Company had borrowings of $17,815,000 outstanding under the previous $30,000,000 Revolving Credit Agreement.

        The Company has a stock repurchase program which calls for the purchase of up to 4,000,000 shares of its outstanding common stock. During the twelve weeks ended December 19, 2001, the Company repurchased a total of 136,700 shares for $1,434,000 bringing the total number of shares purchased under the program to 1,926,260. The repurchased shares will be used principally to fund the Company's employee stock plans.

Effect of Governmental Regulations and Inflation

        Since most of the Company's employees are paid hourly rates related to federal and state minimum wage laws, increases in the legal minimum wage directly increase the Company's operating costs. Inflation in food, labor and other operating costs directly affects the Company's operations.

Impact of Recently Issued Accounting Standards

        In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company has not effected any business combination transactions since June 30, 2001 and is not affected by SFAS No. 141. With respect to goodwill and intangible assets acquired prior to July 1,

2001, companies are required to adopt SFAS No. 142 in its fiscal year beginning after December 15, 2001. The Company currently believes that the adoption of SFAS No. 142 will not have a material effect on the Company's results of operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At December 19, 2001 a hypothetical 100 basis point increase in short-term interest rates would not have had a material impact on the Company's earnings.

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
		3.04
			Articles of Amendment to the Articles of Incorporation of Consolidated Products, Inc. filed May 11, 1998 increases the number of authorized shares of common Stock to 50,000,000 shares. (Incorporated by reference to Exhibit 3.05 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 8, 1998.)
		3.05
			Articles of Amendment to the Articles of Incorporation of Consolidated Products, Inc. filed February 7, 2001 changing the name of the Registrant to "The Steak n Shake Company." (Incorporated by reference to Exhibit 3.05 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 11, 2001.)
		3.06
			Articles of Amendment of the Articles of Incorporation of The Steak n Shake Company filed May 16, 2001 authorizing Preferred Stock (Incorporated by reference to Exhibit 3.01 to The Steak n Shake Company's current report on Form 8-K filed May 17, 2001).
		3.07
			Articles of Amendment of the Articles of Incorporation of The Steak n Shake Company filed May 16, 2001 designating terms of Series A Preferred Stock (Incorporated by reference to Exhibit 3.02 to The Steak n Shake Company's current report on Form 8-K filed May 17, 2001.)
		3.08	Restated Bylaws of The Steak n Shake Company as of May 16, 2001. (Incorporated by reference to Exhibit 3.08 to the Registrant's Form 10-K Report for the year ended September 26, 2001.)
	(4)	4.01
			Specimen certificate representing Common Stock of The Steak n Shake Company (formerly Consolidated Products, Inc.). (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 11, 2001).
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
10.05
Retirement Agreement by and between S. Sue Aramian and the Registrant dated August 15, 2001. (Incorporated by reference to Exhibit 10.05 to the Registrant's Form 10-K Report for the year ended September 26, 2001.)
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
10.12
Form of option agreement related to 1999 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).
10.13
Form of option agreement related to 2000 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).
	10.14	Form of option agreement related to 2001 Nonemployee Director Stock Option Program and schedule relating thereto.
10.15
Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 16, 2001, relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K Report for the year ended September 26, 2001.)
(b)	Reports on Form 8-K.

        No reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 31, 2002.

THE STEAK N SHAKE COMPANY
(Registrant)
/s/ JOHN E. HIATT
By	John E. Hiatt Vice President and Controller On Behalf of the Registrant and as Principal Accounting Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Financial Position
Consolidated Statements of Earnings (Unaudited)
Consolidated Statements of Cash Flows (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE