Form 10-Q
period 2002-04-10
STEAK & SHAKE CO
filed 2002-05-22
CIK 93859

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE SIXTEEN WEEKS ENDED APRIL 10, 2002

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8445

THE STEAK N SHAKE COMPANY
(Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
36 S. Pennsylvania Street, Suite 500 Indianapolis, Indiana 46204 (317) 633-4100 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /

        Number of shares of Common Stock outstanding at May 10, 2002: 27,816,998

THE STEAK N SHAKE COMPANY

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION
	ITEM 1.	FINANCIAL STATEMENTS
		Consolidated Statements of Financial Position— April 10, 2002 (Unaudited) and September 26, 2001	3
		Consolidated Statements of Earnings (Unaudited) Sixteen and Twenty-Eight Weeks Ended April 10, 2002 and April 11, 2001	4
		Consolidated Statements of Cash Flows (Unaudited) Twenty-Eight Weeks Ended April 10, 2002 and April 11, 2001	5
		Notes to Consolidated Financial Statements (Unaudited)	6
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
PART II.	OTHER INFORMATION
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	13

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The Steak n Shake Company
Consolidated Statements of Financial Position

	APRIL 10, 2002	SEPTEMBER 26, 2001
	(Unaudited)
Assets:
Current Assets
Cash, including cash equivalents of $24,720,000 in 2002 and $5,129,000 in 2001	$28,600,461	$8,715,136
Short term investments	—	3,491,598
Receivables	2,903,535	5,139,890
Properties under sale and leaseback contract	—	7,994,212
Inventories	5,268,386	5,205,906
Deferred income taxes	293,000	293,000
Other current assets	1,205,471	3,327,352

Total current assets	38,270,853	34,167,094

Property and Equipment
Land	60,141,070	58,060,867
Buildings	56,638,215	54,239,105
Leasehold improvements	53,852,332	51,955,953
Equipment	130,784,919	126,251,628
Construction in progress	6,673,929	6,790,412

	308,090,465	297,297,965
Less accumulated depreciation and amortization	(98,981,750)	(90,279,573

Net property and equipment	209,108,715	207,018,392

Net Leased Property	971,604	1,091,723
Other Assets	2,850,252	2,788,946

	$251,201,424	$245,066,155

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$13,183,873	$13,989,304
Accrued expenses	23,050,625	20,492,283
Current portion of senior note	3,960,317	3,960,317
Current portion of obligations under capital leases	468,778	563,896

Total current liabilities	40,663,593	39,005,800
Deferred Income Taxes	6,617,000	5,994,000
Deferred Credits	5,343,771	4,620,856
Obligations Under Capital Leases	1,023,413	1,270,763
Senior Note	26,561,429	28,378,889
Shareholders' Equity
Common stock—$.50 stated value 50,000,000 shares authorized—shares issued: 30,332,839 in 2002; 30,151,617 in 2001	15,166,420	15,075,809
Additional paid-in capital	123,481,009	122,522,345
Retained earnings	59,020,679	47,877,738
Less: Unamortized value of restricted shares	(582,660)	(927,791)
Treasury stock—at cost 2,551,622 shares in 2002; 1,982,201 shares in 2001	(26,093,230)	(18,752,254)

Total shareholders' equity	170,992,218	165,795,847

	$251,201,424	$245,066,155

See accompanying notes.

The Steak n Shake Company
Consolidated Statements of Earnings
(Unaudited)

	SIXTEEN WEEKS ENDED		TWENTY-EIGHT WEEKS ENDED
	APRIL 10, 2002	APRIL 11, 2001	APRIL 10, 2002	APRIL 11, 2001
Revenues
Net sales	$139,250,560	$134,002,776	$239,126,026	$229,081,155
Franchise fees	1,040,608	1,104,255	1,909,994	1,920,838
Other—net	476,356	706,078	817,846	1,374,492

	140,767,524	135,813,109	241,853,866	232,376,485

Costs and Expenses
Cost of sales	32,090,020	31,350,070	55,733,904	53,939,051
Restaurant operating costs	68,224,060	67,307,750	117,723,000	115,632,567
General and administrative	10,572,253	10,169,136	18,506,862	17,257,297
Rent	6,817,043	5,717,259	11,705,988	9,835,775
Depreciation and amortization	5,795,978	5,216,265	10,004,138	9,080,658
Marketing	5,259,706	5,172,163	8,515,162	8,082,997
Pre-opening costs	685,265	623,787	1,109,199	1,578,337
Interest	659,303	856,091	1,086,670	1,404,316

	130,103,628	126,412,521	224,384,923	216,810,998

Earnings Before Income Taxes	10,663,896	9,400,588	17,468,943	15,565,487
Income Taxes	3,868,000	3,361,000	6,326,000	5,564,000

Net Earnings	$6,795,896	$6,039,588	$11,142,943	$10,001,487

Net Earnings Per Common and Common Equivalent Share:
Basic	$.24	$.21	$.40	$.35
Diluted	$.24	$.21	$.40	$.35
Weighted Average Shares and Equivalents:
Basic	27,981,902	28,633,593	28,050,198	28,797,254
Diluted	28,179,059	28,633,593	28,198,227	28,797,265

See accompanying notes.

The Steak n Shake Company
Consolidated Statements of Cash Flows
(Unaudited)

	TWENTY-EIGHT WEEKS ENDED
	APRIL 10, 2002	APRIL 11, 2001
Operating Activities
Net earnings	$11,142,943	$10,001,487
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,004,138	9,080,658
Changes in receivables and inventories	2,113,435	892,975
Changes in other assets	376,867	687,441
Changes in income taxes payable	1,091,737	1,953,738
Changes in accounts payable and accrued expenses	1,241,806	(5,693,304)
Loss (gain) on disposal of property	267,828	109,455

Net cash provided by operating activities	26,238,754	17,032,450

Investing Activities
Additions of property and equipment	(16,291,243)	(21,451,704)
Proceeds from sale of short term investments	3,500,000	—
Net proceeds from sale/leasebacks and other disposals	14,855,806	11,909,337

Net cash provided by (used in) investing activities	2,064,563	(9,542,367)

Financing Activities
Principal payments on debt and capital lease obligations	(2,080,595)	(336,069)
Proceeds from long-term debt	—	5,000,000
Payments on revolving line of credit	—	(2,695,000)
Proceeds from equipment and property leases	209,132	338,150
Lease payments on subleased properties	(222,788)	(346,902)
Proceeds from exercise of stock options	13,959	—
Proceeds from employee stock purchase plan	1,049,275	1,259,781
Treasury stock repurchases	(7,386,975)	(5,138,450)

Net cash used in financing activities	(8,417,992)	(1,918,490)

Increase in Cash and Cash Equivalents	19,885,325	5,571,593
Cash and Cash Equivalents at Beginning of Year	8,715,136	2,177,780

Cash and Cash Equivalents at End of Period	$28,600,461	$7,749,373

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

        In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of April 10, 2002, the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 10, 2002 and April 11, 2001 and the consolidated statements of cash flows for the twenty-eight weeks ended April 10, 2002 and April 11, 2001 have been included.

        The consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 10, 2002 and April 11, 2001 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 26, 2001.

Seasonal Aspects

        The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes. Sales in these quarters can be adversely affected by severe winter weather.

Discontinued Operations

        The material components of the reserve for Discontinued Operations included in the consolidated statements of financial position were as follows:

	September 27, 2000	September 26, 2001	April 10, 2002
Operating (losses) during phase out	$1,277,750	$(205,254)	$(462,040)
Disposal costs	2,472,250	1,299,586	1,454,801

	$3,750,000	$1,094,332	$992,761

        To date, the Company has disposed of seven of the eleven specialty restaurants operated by its subsidiary, Consolidated Specialty Restaurants, Inc. (CSR). Additionally, two specialty restaurants were leased or subleased to a third party, along with a license agreement entitling the lessee to operate the restaurants as Colorado Steakhouses. One leased restaurant location is currently under contract to sell with an estimated closing date in the third quarter of 2002. The Company will sell the furniture, fixtures and equipment to the purchaser at that time and obtain a termination of its lease. As of May 2002, the Company is negotiating to sell the last remaining specialty restaurant location.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In the following discussion, the term 'same store sales' refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

Results of Operations

        The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

	SIXTEEN WEEKS ENDED				TWENTY-EIGHT WEEKS ENDED
	4/10/02		4/11/01		4/10/02		4/11/01
Revenues
Net sales	99.0%		98.7%		98.9%		98.6%
Franchise fees	0.7		0.8		0.8		0.8
Other, net	0.3		0.5		0.3		0.6

	100.0		100.0		100.0		100.0

Costs and Expenses
Cost of sales	23.0	(1)	23.4	(1)	23.3	(1)	23.5	(1)
Restaurant operating costs	49.0	(1)	50.2	(1)	49.2	(1)	50.5	(1)
General and administrative	7.5		7.5		7.7		7.4
Rent	4.8		4.2		4.8		4.2
Depreciation and amortization	4.1		3.8		4.1		3.9
Marketing	3.7		3.8		3.5		3.5
Pre-opening costs	0.5		0.5		0.5		0.7
Interest	0.5		0.6		0.4		0.6

	92.4		93.1		92.8		93.9

Earnings Before Income Taxes	7.6		6.9		7.2		6.7
Income Taxes	2.7		2.5		2.6		2.4

Net Earnings	4.9%		4.4%		4.6%		4.3%

(1)
Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Sixteen Weeks Ended April 10, 2002 to Sixteen Weeks Ended April 11, 2001

Revenues

        Net sales increased $5,248,000 to $139,251,000, or 3.9%, due to a 5.3% increase in the number of Company-operated Steak n Shake restaurants. Same store sales decreased 0.7% due to a 1.9% increase in check average and a 2.6% decrease in customer counts. However, same stores sales in the second quarter of last year were up a healthy 6.1% creating a difficult comparison. The number of Company-operated Steak n Shake restaurants increased to 340 at April 10, 2002 as compared to 322 at April 11, 2001. The increase in check average is primarily the result of a 2.3% weighted average menu price increase.

Costs and Expenses

        Cost of sales increased $740,000, or 2.4%, primarily as a result of sales increases. As a percentage of net sales, cost of sales decreased to 23.0% from 23.4%, primarily as a result of the menu price increases, somewhat offset by increased dairy and produce costs.

        Restaurant operating costs increased $916,000, or 1.4%, primarily from the increased sales volume. Restaurant operating costs, as a percentage of net sales, decreased to 49.0% from 50.2% because of lower wage rates and reduced employee turnover, resulting from the softening in the labor market, improved employee recruitment and retention programs and a reduction in gas heating costs and outside services as compared to the prior year period.

        General and administrative expenses increased $403,000, or 4.0%. As a percentage of revenues, general and administrative expenses remained constant at 7.5%. The increase is primarily due to new technology initiatives supporting human resources and payroll and a sales forecasting/labor scheduling system.

        Rent expense increased $1,100,000, or 19.2%, primarily as a result of the completion of the sale and leaseback of twenty-one Company-owned properties since the beginning of the third quarter of fiscal 2001.

        The $580,000, or 11.1%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2001.

        Marketing expense increased $88,000, or 1.7%. As a percentage of revenues, marketing expense decreased slightly to 3.7% from 3.8%.

        Pre-opening costs increased $61,000, or 9.9%, due to timing of new store openings in the second quarter of 2002 compared to the second quarter of 2001.

        Interest expense decreased $197,000 due to decreased average net borrowings under the Company's senior note agreement and the revolving line of credit.

Income Taxes

        The Company's effective income tax rate increased to 36.3% from 35.8% for the quarter ended April 10, 2002. The increase in the effective rate is primarily due to increasing the state income tax accrual. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

Net Earnings

        Net earnings were $6,796,000 ($.24 per diluted share) up 12.5% compared to the prior year quarter.

Comparison of Twenty-Eight Weeks Ended April 10, 2002 to Twenty-Eight Weeks Ended April 11, 2001

Revenues

        Net sales increased $10,045,000 to $239,126,000, or 4.4%, due to a 5.1% increase in the number of Company-operated Steak n Shake restaurants and a 0.5% increase in same store sales. The increase in same store sales was attributable to a 1.9% increase in check average and a 1.4% decrease in customer counts. The number of Company-operated Steak n Shake restaurants increased to 340 at April 10, 2002 as compared to 322 at April 11, 2001. The increase in check average is primarily the result of a 2.7% weighted average menu price increase.

Costs and Expenses

        Cost of sales increased $1,795,000, or 3.3%, primarily as a result of sales increases. As a percentage of net sales, cost of sales decreased to 23.3% from 23.5%, primarily as a result of menu price increases, somewhat offset by increased dairy, beef and produce costs.

        Restaurant operating costs increased $2,090,000, or 1.8%, primarily due to the increased sales volume. Restaurant operating costs, as a percentage of net sales, decreased to 49.2% from 50.5% because of lower wage rates and reduced employee turnover, resulting from the softening in the labor market, improved employee recruitment and retention programs and a reduction in gas heating costs, supplies and outside services as compared to the prior year period.

        General and administrative expenses increased $1,250,000, or 7.2%. As a percentage of revenues, general and administrative expenses increased to 7.7% from 7.4%. The increase is due in part to new technology initiatives supporting human resources and payroll and a sales forecasting/labor scheduling system.

        Rent expense increased $1,870,000, or 19.0%, as a result of the completion of the sale and leaseback of thirty-one Company-owned properties since the beginning of fiscal 2001.

        The $923,000, or 10.2%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2001.

        Marketing expense increased $432,000, or 5.3%. As a percentage of revenues, marketing expense remained constant at 3.5%. Marketing expenses increased primarily due to the commencement of television advertising in the Nashville and Grand Rapids markets in the second quarter of last year, the utilization of radio advertising and increased local marketing activities.

        Pre-opening costs decreased $469,000, or 29.7%, due to timing of new store openings.

        Interest expense decreased $318,000 due to decreased average net borrowings under the Company's senior note agreement and the revolving line of credit.

Income Taxes

        The Company's effective income tax rate increased to 36.2% from 35.7% for the twenty-eight weeks ended April 10, 2002. The increase in the effective rate is primarily due to increasing the state income tax accrual. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

Net Earnings

        Net earnings were $11,143,000, ($.40 per share), up 11.4% compared to the prior year.

Liquidity and Capital Resources

        Nine Steak n Shake restaurants, including one franchised Steak n Shake restaurant, were opened during the twenty-eight weeks ended April 10, 2002. Eight Steak n Shake restaurants are currently under construction. For the twenty-eight weeks ended April 10, 2002, capital expenditures totaled $16,291,000 as compared to $21,452,000 for the comparable prior year period.

        The Company expects to open 17 Steak n Shake restaurants in fiscal year 2002. This level of expansion allows management to continue its focus on improving each and every guest experience through hospitality initiatives, especially in newer markets; to improve the quality and depth of the field organization through improved recruitment, enhanced training and staff development; and to aggressively market the brand through unique differentiation marketing. This development plan allows management to seek more highly productive new sites that will yield above average results. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment approximates $1,650,000. The Company intends to fund capital expenditures, its stock repurchase program and meet working capital needs using existing resources and anticipated cash flows from operations, together with additional capital generated by sale and leaseback transactions involving newly acquired properties.

        During the twenty-eight weeks ended April 10, 2002, cash provided by operations totaled $26,239,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $14,856,000. In addition, proceeds from the sale of short term investments contributed $3,500,000. During the twenty-eight weeks ended April 11, 2001, cash provided by operations totaled $17,032,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $11,909,000. At April 10, 2002 the Company had no sale and leaseback properties under contract.

        Net cash used in financing activities for the twenty-eight weeks ended April 10, 2002, totaled $8,418,000 compared to $1,918,000 in the comparable prior period.

        As of April 10, 2002, the Company had outstanding borrowings of $30,522,000 under its $75,000,000 Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"). Borrowings under the Senior Note bear interest at an average fixed rate of 7.6%. On April 21, 2002, the Company's right for further borrowings under the Senior Note Agreement expired. The Company is currently in discussions regarding an amended agreement.

        There were no borrowings under the Company's $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement") on April 10, 2002 and $10,000,000 in borrowings were outstanding on April 11, 2001. The Company's Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. The Revolving Credit Agreement matures in January 2005. The Company's debt agreements contain restrictions, which among other things, require the Company to maintain certain financial ratios.

        The Company has a stock repurchase program that allows the purchase of up to 4,000,000 shares of its outstanding common stock. During the twenty-eight weeks ended April 10, 2002, the Company repurchased a total of 608,029 shares at a cost of $7,387,000. The repurchased shares will be used in part to fund the Company's Stock Option Plan, Capital Appreciation Plan and Employees' Stock Purchase Plan.

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

Risks Associated with Forward-Looking Statements

        Certain forward-looking statements are contained in this Report and may be made by Company spokespersons based on current expectations of management. Those statements include, but may not be limited to, the discussions of the Company's expansion strategy, expectations concerning its future profitability, capital sources and needs, marketing plans and franchising programs. Investors in the

Common Stock are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Those risks and uncertainties include, but are not limited to, changes in competitive, economic or legal factors, changes in the tax laws and changes in accounting standards, as well as changes in internal factors such as changes in business strategies and the impact of restructurings and business conditions. Although the Company believes that the assumptions on which its forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements could be incorrect. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At April 10, 2002, a hypothetical 100 basis point increase in short-term interest rates would have had an immaterial impact on the Company's earnings.

PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of shareholders of The Steak n Shake Company (the "Company") held February 13, 2002, the following actions were taken:

  1.
  Eight directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified, as follows:

Name	Votes For	Abstentions
S. Sue Aramian	24,004,003	1,746,251
Alan B. Gilman	23,999,967	1,750,287
Stephen Goldsmith	22,473,414	3,276,840
E. W. Kelley	24,196,899	1,553,355
Charles E. Lanham	24,171,043	1,579,211
J. Fred Risk	24,147,077	1,603,177
John W. Ryan	24,190,424	1,559,830
James Williamson, Jr.	24,055,595	1,694,659
  2.
  A proposal to increase the number of shares available for issuance pursuant to the Company's 1997 Employee Stock Option Plan was approved by a vote of 24,621,277 shares FOR, 947,468 shares AGAINST and 181,509 shares ABSTAIN.

  3.
  A proposal to increase the number of shares available for purchase pursuant to the Company's 1992 Employee Stock Purchase Plan was approved by a vote of 25,042,029 shares FOR, 590,084 shares AGAINST and 118,141 shares ABSTAIN.

  4.
  The Amendment and restatement of the Company's Restated Articles of Incorporation to remove archaic and unnecessary provisions and conform the Restated Articles of Incorporation to the provisions of the Indiana Business Corporation Law was approved by the vote of 25,175,946 shares FOR, 459,606 shares AGAINST and 114,702 shares ABSTAIN.

  5.
  A proposal to approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 25, 2002 was approved by the vote of 25,286,899 shares FOR, 374,208 shares AGAINST and 89,147 shares ABSTAIN.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	(3)	3.01
			Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 19, 2001, related to the 2002 Annual Meeting of Shareholders).
		3.02	Restated Bylaws of The Steak n Shake Company as of May 16, 2001. (Incorporated by reference to Exhibit 3.08 to the Registrant's Form 10-K Report for the year ended September 26, 2001.)
	(4)	4.01
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

10.05
Retirement Agreement by and between S. Sue Aramian and the Registrant dated August 15, 2001. (Incorporated by reference to Exhibit 10.05 to the Registrant's Form 10-K Report for the year ended September 26, 2001).
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
10.09
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
10.11
Form of option agreement related to 1999 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 200.)
10.12
Form of option agreement related to 2000 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).
10.13
Form of option agreement related to 2001 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-Q Report for the fiscal quarter ended December 19, 2001).
10.14
Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 16, 2001, relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K Report for the year ended September 26, 2001).
(b)	Reports on Form 8-K.
No reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2002.

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