Form 10-Q
period 2002-07-03
STEAK & SHAKE CO
filed 2002-08-15
CIK 93859

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED JULY 3, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8445

THE STEAK N SHAKE COMPANY
(Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
36 S. Pennsylvania Street, Suite 500 Indianapolis, Indiana 46204 (317) 633-4100 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

        Number of shares of Common Stock outstanding at August 2, 2002: 27,484,736

THE STEAK N SHAKE COMPANY
INDEX

		Page No.
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Statements of Financial Position—July 3, 2002 (Unaudited) and September 26, 2001	3
	Consolidated Statements of Earnings (Unaudited) Twelve and Forty Weeks Ended July 3, 2002 and July 4, 2001	4
	Consolidated Statements of Cash Flows (Unaudited) Forty Weeks Ended July 3, 2002 and July 4, 2001	5
	Notes to Consolidated Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
PART II. OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Steak n Shake Company
Consolidated Statements of Financial Position

	July 3, 2002	September 26, 2001
	(Unaudited)
Assets:
Current Assets
Cash, including cash equivalents of $15,150,000 in 2002 and $5,129,000 in 2001	$17,687,003	$8,715,136
Short term investments	520,239	3,491,598
Receivables	2,830,721	5,139,890
Properties under sale and leaseback contract	—	7,994,212
Inventories	5,397,491	5,205,906
Deferred income taxes	1,793,000	293,000
Other current assets	1,585,052	3,327,352

Total current assets	29,813,506	34,167,094

Property and Equipment
Land	65,241,001	58,060,867
Buildings	58,287,662	54,239,105
Leasehold improvements	54,629,326	51,955,953
Equipment	132,194,054	126,251,628
Construction in progress	8,205,207	6,790,412

	318,557,250	297,297,965
Less accumulated depreciation and amortization	(102,183,935)	(90,279,573)

Net property and equipment	216,373,315	207,018,392

Net Leased Property	923,484	1,091,723
Other Assets
Long term investments	9,996,281	—
Other assets	2,703,923	2,788,946
Intangible assets	1,480,000	—

	14,180,204	2,788,946

	$261,290,509	$245,066,155

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$12,903,578	$13,989,304
Accrued expenses	29,216,183	20,492,283
Current portion of senior note	3,960,317	3,960,317
Current portion of obligations under capital leases	450,152	563,896

Total current liabilities	46,530,230	39,005,800
Deferred Income Taxes	6,665,000	5,994,000
Deferred Credits	5,262,850	4,620,856
Obligations Under Capital Leases	929,943	1,270,763
Senior Note	26,561,429	28,378,889
Shareholders' Equity
Common stock—$.50 stated value 50,000,000 shares authorized—shares issued: 30,332,839 in 2002; 30,151,617 in 2001	15,166,420	15,075,809
Additional paid-in capital	123,481,009	122,522,345
Retained earnings	65,789,015	47,877,738
Less: Unamortized value of restricted shares	(420,312)	(927,791)
Treasury stock—at cost 2,682,603 shares in 2002; 1,982,201 shares in 2001	(28,675,075)	(18,752,254)

Total shareholders' equity	175,341,057	165,795,847

	$261,290,509	$245,066,155

See accompanying notes.

The Steak n Shake Company
Consolidated Statements of Earnings
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	July 3, 2002	July 4, 2001	July 3, 2002	July 4, 2001
Revenues
Net sales	$107,514,013	$104,789,759	$346,640,039	$333,870,914
Franchise fees	898,704	851,864	2,808,698	2,772,702
Other—net	505,072	826,344	1,322,917	2,200,836

	108,917,789	106,467,967	350,771,654	338,844,452

Costs and Expenses
Cost of sales	24,841,922	24,983,064	80,575,826	78,922,115
Restaurant operating costs	51,434,884	51,347,180	169,157,884	166,979,747
General and administrative	7,940,490	7,438,853	26,447,351	24,696,187
Rent	5,234,463	4,482,325	16,940,451	14,318,100
Depreciation and amortization	4,337,102	4,036,600	14,341,240	13,117,258
Marketing	3,732,115	3,788,957	12,247,277	11,871,954
Pre-opening costs	383,242	522,360	1,492,441	2,100,697
Interest	395,232	509,031	1,481,903	1,913,348

	98,299,450	97,108,370	322,684,373	313,919,406

Earnings Before Income Taxes	10,618,339	9,359,597	28,087,281	24,925,046
Income Taxes	3,850,000	3,348,000	10,176,000	8,912,000

Net Earnings	$6,768,339	$6,011,597	$17,911,281	$16,013,046

Net Earnings Per Common and Common Equivalent Share:
Basic	$.24	$.21	$.64	$.56
Diluted	$.24	$.21	$.64	$.56
Weighted Average Shares and Equivalents:
Basic	27,802,589	28,728,537	27,975,915	28,776,639
Diluted	28,029,028	28,742,859	28,147,467	28,780,943

See accompanying notes.

The Steak n Shake Company
Consolidated Statements of Cash Flows
(Unaudited)

	Forty Weeks Ended
	July 3, 2002	July 4, 2001
Operating Activities
Net earnings	$17,911,281	$16,013,046
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,341,240	13,117,258
Provision for deferred income taxes	(829,000)	—
Changes in receivables and inventories	2,060,608	(478,492)
Changes in other assets	(1,330,436)	881,474
Changes in income taxes payable	4,225,375	3,070,831
Changes in accounts payable and accrued expenses	3,378,957	(3,620,229)
Loss (gain) on disposal of property	153,339	(196,371)

Net cash provided by operating activities	39,911,364	28,787,517

Investing Activities
Additions of property and equipment	(27,687,487)	(28,324,759)
Proceeds from sale of short term investments	3,500,000	—
Purchase of short term investments	(520,000)	—
Purchase of long term investments	(9,996,281)	—
Net proceeds from sale/leasebacks and other disposals	14,879,668	15,633,469

Net cash used in investing activities	(19,824,100)	(12,691,290)

Financing Activities
Principal payments on debt and capital lease obligations	(2,186,887)	(473,898)
Proceeds from long-term debt	—	5,000,000
Payments on revolving line of credit	—	(11,695,000)
Proceeds from equipment and property leases	263,567	465,656
Lease payments on subleased properties	(286,491)	(484,725)
Proceeds from exercise of stock options	120,975	28,990
Proceeds from employee stock purchase plan	1,049,275	1,259,781
Treasury stock repurchases	(10,075,836)	(5,138,450)

Net cash used in financing activities	(11,115,397)	(11,037,646)

Increase in Cash and Cash Equivalents	8,971,867	5,058,581
Cash and Cash Equivalents at Beginning of Year	8,715,136	2,177,780

Cash and Cash Equivalents at End of Period	$17,687,003	$7,236,361

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

        In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of July 3, 2002, the consolidated statements of earnings for the twelve and forty weeks ended July 3, 2002 and July 4, 2001 and the consolidated statements of cash flows for the forty weeks ended July 3, 2002 and July 4, 2001 have been included.

        The consolidated statements of earnings for the twelve and forty weeks ended July 3, 2002 and July 4, 2001 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 26, 2001.

Seasonal Aspects

        The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes. Sales in these quarters can be adversely affected by severe winter weather.

Discontinued Operations

        The material components of the reserve for Discontinued Operations included in the consolidated statements of financial position were as follows:

	September 27, 2000	September 26, 2001	July 3, 2002
Operating (losses) during phase out	$1,277,750	$(205,254)	$(592,025)
Disposal costs	2,472,250	1,299,586	1,294,629

	$3,750,000	$1,094,332	$702,604

        To date, the Company has disposed of ten of the eleven specialty restaurants operated by its subsidiary, Consolidated Specialty Restaurants, Inc. (CSR), including two specialty restaurants were leased or subleased to a third party, along with a license agreement entitling the lessee to operate the restaurants as Colorado Steakhouses. As of August 2002, the Company is negotiating to sell the last remaining specialty restaurant location.

Financial Instruments

        The fair value of cash and cash equivalents and short term investments approximate their carrying value due to their short-term maturities. Long-term investments consist principally of government debt securities that management has the intent and ability to hold until maturity. These securities, which mature in five years, are carried at amortized cost, which approximates fair market value.

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

Results of Operations

        The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

	TWELVE WEEKS ENDED				FORTY WEEKS ENDED
	7/3/02		7/4/01		7/3/02		7/4/01
Revenues
Net sales	98.7%		98.4%		98.8%		98.5%
Franchise fees	0.8		0.8		0.8		0.9
Other, net	0.5		0.8		0.4		0.6

	100.0		100.0		100.0		100.0

Costs and Expenses
Cost of sales	23.1	(1)	23.8	(1)	23.2	(1)	23.6	(1)
Restaurant operating costs	47.8	(1)	49.0	(1)	48.8	(1)	50.0	(1)
General and administrative	7.3		7.0		7.5		7.3
Rent	4.8		4.2		4.8		4.2
Depreciation and amortization	4.0		3.8		4.1		3.9
Marketing	3.4		3.6		3.5		3.5
Pre-opening costs	0.4		0.5		0.4		0.6
Interest	0.4		0.5		0.4		0.6

	90.3		91.2		92.0		92.6

Earnings Before Income Taxes	9.7		8.8		8.0		7.4
Income Taxes	3.5		3.1		2.9		2.6

Net Earnings	6.2%		5.7%		5.1%		4.8%

(1)
Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended July 3, 2002 to Twelve Weeks Ended July 4, 2001

Revenues

        Net sales increased $2,724,000 to $107,514,000, or 2.6%, due to a 4.9% increase in the number of Company-operated Steak n Shake restaurants. Same store sales decreased 1.9% due to a 4.4% decrease in customer counts somewhat offset by a 2.5% increase in check average. The increase in check average is primarily the result of a 1.9% weighted average menu price increase. The number of Company-operated Steak n Shake restaurants increased to 343 at July 3, 2002 as compared to 326 at July 4, 2001.

Costs and Expenses

        Cost of sales decreased $141,000, or 0.6%. As a percentage of net sales, cost of sales decreased to 23.1% from 23.8%, primarily as a result of the menu price increases and decreases in dairy, potato, pork and chicken costs, somewhat offset by increased beef and produce costs.

        Restaurant operating costs increased $88,000, or 0.2%, primarily from the increased sales volume. Restaurant operating costs, as a percentage of net sales, decreased to 47.8% from 49.0% because of lower wage rates and reduced employee turnover, resulting from the softening in the labor market and improved employee recruitment and retention programs and a reduction in repair costs as compared to the prior year period.

        General and administrative expenses increased $502,000, or 6.7%. As a percentage of revenues, general and administrative expenses increased to 7.3% from 7.0%. The increase is primarily due to additional personnel and technology supporting human resources, payroll, and a sales forecasting and labor scheduling system and a field reorganization that added new field offices to better support key core markets like St. Louis and Chicago and to serve and support new markets.

        Rent expense increased $752,000, or 16.8%, primarily as a result of the completion of the sale and leaseback of eighteen Company-owned properties since the beginning of the fourth quarter of fiscal 2001.

        The $301,000, or 7.4%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2001.

        Marketing expense decreased $57,000, or 1.5%. As a percentage of revenues, marketing expense decreased to 3.4% from 3.6%.

        Pre-opening costs decreased $139,000, or 26.6%, due to timing of new store openings in the third quarter of 2002 compared to the third quarter of 2001.

        Interest expense decreased $114,000, or 22.4%, due to decreased average net borrowings under the Company's senior note agreement and the revolving line of credit.

Income Taxes

        The Company's effective income tax rate increased to 36.3% from 35.8% for the quarter ended July 3, 2002. The increase in the effective rate is primarily due to increasing the state income tax accrual. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

Net Earnings

        Net earnings were $6,768,000 ($.24 per diluted share), an increase of 12.6% compared to the prior year quarter, primarily as a result of an increase in operating margins of 190 basis points.

Comparison of Forty Weeks Ended July 3, 2002 to Forty Weeks Ended July 4, 2001

Revenues

        Net sales increased $12,769,000 to $346,640,000, or 3.8%, due to a 5.6% increase in the number of Company-operated Steak n Shake restaurants. Same store sales were flat which was attributable to a 2.2% decrease in customer counts somewhat offset by a 2.2% increase in check average. The increase in check average is primarily the result of a 2.3% weighted average menu price increase. The number of Company-operated Steak n Shake restaurants increased to 343 at July 3, 2002 as compared to 326 at July 4, 2001.

Costs and Expenses

        Cost of sales increased $1,654,000, or 2.1%, primarily as a result of sales increases. As a percentage of net sales, cost of sales decreased to 23.2% from 23.6%, primarily as a result of menu price increases.

        Restaurant operating costs increased $2,178,000, or 1.3%, primarily due to the increased sales volume. Restaurant operating costs, as a percentage of net sales, decreased to 48.8% from 50.0% because of lower wage rates and reduced employee turnover, resulting from the softening in the labor market and improved employee recruitment and retention programs, and a reduction in gas heating costs as compared to the prior year period.

        General and administrative expenses increased $1,751,000, or 7.1%. As a percentage of revenues, general and administrative expenses increased to 7.5% from 7.3%. The increase is primarily due to additional personnel and technology supporting human resources, payroll and a sales forecasting and labor scheduling system and a field reorganization that added new field offices to better support key core markets like St. Louis and Chicago and to serve and support new markets.

        Rent expense increased $2,622,000, or 18.3%, as a result of the completion of the sale and leaseback of thirty-one Company-owned properties since the beginning of fiscal 2001.

        The $1,224,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2001.

        Marketing expense increased $375,000, or 3.2%. As a percentage of revenues, marketing expense remained constant at 3.5%. Marketing expenses increased primarily due to the commencement of television advertising in the Nashville and Grand Rapids markets in the second quarter of last year, the utilization of radio advertising and increased television production costs.

        Pre-opening costs decreased $608,000, or 29.0%, due to timing of new store openings.

        Interest expense decreased $431,000 due to decreased average net borrowings under the Company's senior note agreement and the revolving line of credit.

Income Taxes

        The Company's effective income tax rate increased to 36.2% from 35.8% for the forty weeks ended July 3, 2002. The increase in the effective rate is primarily due to increasing the state income tax accrual. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

Net Earnings

        Net earnings were $17,911,000, ($.64 per share), and increase of 11.9% compared to the prior year due primarily to an increase in operating margins of 160 basis points.

Liquidity and Capital Resources

        Eleven Steak n Shake restaurants, including one franchised Steak n Shake restaurant, were opened during the forty weeks ended July 3, 2002. In addition, the Company completed the purchase of one franchised Steak n Shake restaurant in May of 2002. Eight Steak n Shake restaurants are currently under construction. For the forty weeks ended July 3, 2002, capital expenditures totaled $27,687,000 as compared to $28,325,000 for the comparable prior year period.

        The Company expects to open 17 Steak n Shake restaurants in fiscal year 2002. This level of expansion allows management to continue its focus on improving each and every guest experience through hospitality initiatives, especially in newer markets; to improve the quality and depth of the field organization through improved recruitment, enhanced training and staff development; and to aggressively market the brand through unique differentiation marketing. This development plan allows management to seek more highly productive new sites that will yield above average results. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment approximates $1,650,000. The Company intends to fund capital expenditures, its stock repurchase program and meet working capital needs using existing resources and anticipated cash flows from operations.

        During the forty weeks ended July 3, 2002, cash provided by operations totaled $39,911,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $14,880,000. In addition, proceeds from the sale of short term investments contributed $3,500,000. The Company also purchased $10,000,000 of five-year government bonds in the current year. During the forty weeks ended July 4, 2001, cash provided by operations totaled $28,788,000, while cash generated by sale and leaseback transactions and other disposals of property totaled $15,633,000.

        Net cash used in financing activities for the forty weeks ended July 3, 2002, totaled $11,115,000 compared to $11,038,000 in the comparable prior period.

        As of July 3, 2002, the Company had outstanding borrowings of $30,522,000 under its $75,000,000 Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"). Borrowings under the Senior Note bear interest at an average fixed rate of 7.6%. On June 11, 2002, the Company and its lender agreed in principal to amend and restate the terms of the Senior Note Agreement to provide for $75,000,000 in new borrowings. The principal terms of the Senior Note Agreement are substantially the same but extend the issuance period to August 2005.

        There were no borrowings under the Company's $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement") on July 3, 2002 and $1,000,000 in borrowings were outstanding on July 4, 2001. The Company's Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. The Revolving Credit Agreement matures in January 2005. The Company's debt agreements contain restrictions, which among other things, require the Company to maintain certain financial ratios.

        The Company has a stock repurchase program that allows the purchase of up to 4,000,000 shares of its outstanding common stock. During the forty weeks ended July 3, 2002, the Company repurchased a total of 795,029 shares at a cost of $10,076,000. The repurchased shares will be used in part to fund the Company's Stock Option Plan, Capital Appreciation Plan and Employees' Stock Purchase Plan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At July 3, 2002, a hypothetical 100 basis point increase in short-term interest rates would have had an immaterial impact on the Company's earnings.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

(3)	3.01	Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 19, 2001, related to the 2002 Annual Meeting of Shareholders).
	3.02	Restated Bylaws of The Steak n Shake Company as of May 16, 2001. (Incorporated by reference to Exhibit 3.08 to the Registrant's Form 10-K Report for the year ended September 26, 2 001.)
(4)	4.01
		Specimen certificate representing Common Stock of The Steak n Shake Company (formerly Consolidated Products, Inc.). (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 11, 2001).
	4.02
		Note Purchase Agreement by and between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of September 27, 1995 related to $39,250,000 senior note agreement and private shelf facility. (Incorpo rated by reference to Exhibit 4.1 to the Registrant's Form 8-K Report dated September 26, 1995).
	4.03
		Amendment To Note Purchase and Private Shelf Agreement by and between Consolidated Products, Inc. and The Prudential Insurance Company of America dated as of April 21, 1999 related to senior note agreement and private shelf fac ility. (Incorporated by reference to Exhibit 4.10 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 14, 1999).
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
10.06
Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference in to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to its 1995 Annual Meeting of Shareholders).
10.07
Consolidated Products, Inc. 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders)
10.08
Amendment No 1 to The Steak n Shake Company's (formerly Consolidated Products, Inc.) 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 19, 2001 related to the 2002 Annual Meeting of Shareholders).
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
10.11
Form of option agreement related to 1999 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000.)
10.12
Form of option agreement related to 2000 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).
10.13
Form of option agreement related to 2002 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-Q Report for the fiscal quarter ended December 19, 2001).
10.14
Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 16, 2001, relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K Report for the year ended September 26, 2001).
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.
  (b)
  Reports on Form 8-K.

    No reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2002.

THE STEAK N SHAKE COMPANY (Registrant)
By	/s/ John E. Hiatt John E. Hiatt Vice President and Controller On Behalf of the Registrant and as Principal Accounting Officer

QuickLinks

  ITEM 1. FINANCIAL STATEMENTS
The Steak n Shake Company Consolidated Statements of Earnings (Unaudited)
The Steak n Shake Company Consolidated Statements of Cash Flows (Unaudited)
Notes to Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE