Form 10-K
period 2002-09-25
STEAK & SHAKE CO
filed 2002-12-20
CIK 93859

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended September 25, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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
Securities registered pursuant to Sec. 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock, stated value $.50 per share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Sec. 12(g) of the Act: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes ☒    No ☐

        The aggregate market value of Common Stock held by persons not "affiliated" with the registrant, based on the closing price of the Common Stock December 6, 2002, was approximately $232,697,683.

        The number of shares of Common Stock outstanding at December 6, 2002 was 26,945,886.

DOCUMENTS INCORPORATED BY REFERENCE
IDENTITY OF DOCUMENT	PARTS OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED
Registrant's Annual Report to Shareholders for fiscal year ended September 25, 2002	Parts II and IV
The definitive Proxy Statement to be filed with respect to the 2003 Annual Meeting of Shareholders of Registrant	Part III

PART I.

ITEM 1.    BUSINESS

General

        The Company is engaged primarily in the ownership, operation and franchising of Steak n Shake restaurants through its wholly-owned subsidiary, Steak n Shake Operations, Inc. Founded in 1934 in Normal, Illinois, Steak n Shake is one of the oldest restaurant chains in the country. As of September 25, 2002, Steak n Shake had 348 Company-operated restaurants and 56 franchised restaurants, located in 19 midwestern and southeastern states. Steak n Shake restaurants are generally open 24 hours a day, seven days a week, and in addition to the core menu, offer a breakfast menu during breakfast hours. During fiscal 2002, lunch and dinner sales accounted for approximately 36% and 44% of sales, respectively, while breakfast and late night sales accounted for 7% and 13% of sales, respectively.

The Steak n Shake Concept

Management's key concept strategies are to:

        Capitalize on distinct market niche.    Steak n Shake occupies a distinct niche in the restaurant industry. The restaurants offer full-service dining with counter and dining room seating, as well as drive-thru and carryout service. Counter and dining room sales represent approximately two-thirds of the sales mix, while sales for off-premises dining represent approximately one-third of the sales mix. Unlike most fast-food restaurants, all food is freshly prepared, cooked-to-order in view of the customer and served promptly on china with flatware and glassware by friendly wait staff. Steak n Shake's prices are considerably less than most casual dining and family-style concepts with an average check of approximately $6.00 per person, with the average check during the peak lunch and dinner hours of approximately $5.94 and $6.21, respectively. The Company believes that Steak n Shake offers more compelling value and core menu items with a higher level of quality than competitive fast food and casual dining chains.

        Focus on core menu items while offering variety.    For over 68 years, Steak n Shake's menu has featured core items, which include Steakburgers, thin and crispy French fries and hand-dipped Milk Shakes. The Company believes that its focus on certain menu items has allowed it to serve consistent, high quality food, which, in turn, has built brand loyalty with its customers. Menu items are prepared in accordance with the Company's strict specifications using high quality ingredients such as 100% pure U.S. beef, including cuts of T-bone, strip and sirloin steaks, in its Steakburgers. Over the years, Steak n Shake has responded to changing customer tastes with greater menu variety without losing its focus or customer appeal, by making carefully planned menu additions such as melt sandwiches, chicken breast sandwiches, beef and chicken taco salads, desserts and various homestyle soups and salads.

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

Restaurant Design

        Steak n Shake restaurants have a distinctive exterior appearance and interior decor. The exterior design of a Steak n Shake restaurant has the individual character of a branded logo, embracing building shape, awning detail, building graphics and pylon signage. The interior decor is reminiscent of the nostalgic diner era using chrome, glass, neon and tile in a contemporary manner. Food preparation takes place in view of the customer, as reflected by Steak n Shake's slogan, "In Sight It Must Be Right®". The kitchen area is designed to allow for efficiency of workflow, thereby minimizing the amount of space required.

        All Steak n Shake restaurants are freestanding structures except for ten units, of which four are part of travel centers. The majority of restaurants are generally 3,900 square feet in area and seat approximately 100 customers while a minimal percentage of restaurants vary in size and seat from 54 to 198 customers. The travel center units are located in complexes that typically include a fuel service area and a convenience store. These units are located on interstate highways and serve both the general traveler and truck traffic. The travel center unit exteriors and interiors are similar to those of the freestanding units.

Expansion Strategy

        Controlled growth into new trade areas has been a focus over the last five years. For fiscal year 2002, 15 Company-operated units were opened and one franchised unit was purchased in Lincoln, Illinois. This level of expansion allows management to build field organizational quality and stability while focusing on improving each and every guest experience through hospitality initiatives, especially in newer markets; improving the depth of the field organization through improved recruitment and higher retention; enhancing training and staff development; and aggressively marketing the brand through unique differentiation marketing. The Company currently expects to open 15 Company-operated Steak n Shake restaurants in fiscal year 2003.

        The Company's controlled expansion program is based upon a market penetration strategy focused on clustering restaurants in current or contiguous trade areas to capitalize on our name recognition, increase customer convenience and to achieve media and operating efficiencies. The addition of Company-operated restaurants in markets where the Company's television marketing effort has been implemented allows the Company to leverage its advertising costs over more units and to benefit from management efficiencies. In existing media markets, the Company's advertising expenditures create higher levels of customer recognition and greater market acceptance for new units. During fiscal 2002, the Company opened its first restaurants in the Dallas, Texas and Pittsburgh, Pennsylvania markets, while continuing its expansion in the Florida market.

        Another element of the Company's expansion strategy is to link existing major Steak n Shake markets by developing units along the connecting interstate highways. Since the beginning of fiscal 1995, 112 Company-operated and 27 franchised restaurants have been placed at interstate highway locations.

        An element of the Company's expansion program is also franchising. The Company's franchising program is designed to extend brand name recognition of Steak n Shake and derive additional revenues without substantial investment by the Company. As part of its continuing planning process, management reviews the relationship of the number of Company-operated to franchised restaurants and the selection of areas for development by the Company and by franchisees. The Company's expansion plan includes selectively seeking new franchisees to help grow the Steak n Shake brand. (See "Franchising.")

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

Restaurant Locations

        The following table lists, as of September 25, 2002, the locations of the 404 Steak n Shake restaurants, including 56 franchise units, the number of units in each state and the number of units in each market if more than one unit:

  Alabama (7)
  Dothan
  Huntsville
  Mobile — 2
  Montgomery — 3

  Arkansas (2)
  Jonesboro
  Little Rock

  Florida (70)
  Bradenton — 2
  Daytona — 3
  Ft. Myers — 3
  Gainesville — 2
  Jacksonville — 4
  Lake City
  Lakeland — 3
  Miami — 4
  Ocala — 2
  Orlando — 19
  Pensacola
  Space Coast — 2
  St. Petersburg — 6
  Tallahassee — 2
  Tampa — 9
  West Palm Beach — 6
  Winter Haven

  Georgia (23)
  Albany
*Alpharetta
*Atlanta — 11
*Brunswick
*Chattanooga
  Columbus
*Cumming
*Dalton
  Macon — 3
  Tifton
  Valdosta

  Iowa (4)
  Cedar Rapids — 2
  Davenport
Waterloo	Illinois (60)
  Bloomington — 4
  Bradley
  Carbondale — 2
  Champaign — 3
  Danville — 2
  Davenport
  Decatur — 3
  DeKalb
  Effingham — 2
  Galesburg
*Jacksonville
  Joliet — 2
  Lincoln
  Mt. Vernon
  Peoria — 6
  Peru
*Quincy
  Rockford
  South Chicago
*Springfield — 4
  St. Louis — 6
  West Suburban
      Chicago — 15

  Indiana (58)
  Anderson
  Bloomington — 3
  Cincinnati
*Clarksville
  Columbus
  Elkhart
*Evansville — 2
  Ft. Wayne — 3
  Goshen
  Indianapolis — 29
  Kokomo — 2
  Lafayette — 2
  Lake County — 2
  Marion
  Michigan City
  Muncie
  Richmond
  Seymour
  South Bend — 2
  Terre Haute
Valpraraiso	Kansas (5)
  Kansas City — 3
  Lawrence
  Topeka

  Kentucky (14)
*Bowling Green
  Cincinnati — 2
*Elizabethtown
  Frankfort
  Lexington — 2
*Louisville — 5
*Owensboro
  Paducah

  Michigan (19)
  Battle Creek
  Benton Harbor
  Detroit — 7
  Grand Rapids — 4
  Holland
  Jackson
  Kalamazoo — 2
  Lansing — 2

  Missouri (56)
*Branson
*Cape Girardeau
*Columbia — 2
*Farmington
*Jefferson City
  Joplin
  Kansas City — 4
*Poplar Bluff
*Rolla
*Springfield — 4
  St. Louis — 39

  Mississippi (1)
*Memphis

  North Carolina (5)
*Charlotte — 2
*Greensboro — 3	Ohio (55)
  Akron — 5 Ashtabula
  Chillicothe
  Cincinnati — 11
  Cleveland — 5
  Columbus — 13
  Dayton — 6
  Findlay
  Lima
  Mansfield — 2
  Marion
  Sandusky
  Springfield
  Toledo — 2
  Wheeling
  Youngstown — 2
  Zanesville

  Pennsylvania (2)
  Pittsburgh — 2

  South Carolina (2)
  Columbia
  Greenville

  Tennessee (15)
*Chattanooga — 2
  Clarksville
*Cleveland
  Cookeville
*Jackson
  Knoxville — 2
*Memphis
  Murfreesboro
  Nashville — 5

  Texas (3)
  Dallas — 3

    Wisconsin (3)
  Janesville
  Madison(* denotes franchised units)
Milwaukee

Restaurant Management

        The operation of the Company-operated restaurants is the responsibility of the Senior Vice President of Operations and National General Manager and the Vice President of Operations and Deputy National General Manager. The field organization consists of 13 divisions.

        The divisions and the number of units in each are as follows:

Division	Number of Units
Indiana	50
Florida	44
Central/Northern Ohio	39
Missouri	39
Ohio/Tennesse	36
Southern Illinois	28
Illinois/Chicago	27
South Florida	25
Michigan	18
Southeastern	16
Illinois Central	13
Kansas	10
Texas	3

348

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

        Recruiting and hiring programs have been intensified to seek the qualified people required to support the Company's growth plan. The philosophy of the Company is to foster the field operations culture with a "promote from within" approach. In fiscal 2002, 248 hourly employees were promoted to Manager and 43 Managers were made General Managers. In addition, 13 General Managers were promoted to District Manager and 4 District Managers and a Corporate Manager were elevated to Division/Area Manager. In order to develop the talented bench strength needed for continued internal promotions, people development is one of the highest priorities of the Company. Organization-wide evaluations of individual development progress are routinely conducted. As part of the Company's commitment to improving its standards of execution, emphasis is placed upon strengthening the skills and capabilities of each restaurant team through innovative selection, development, evaluation, and reward systems. Employees are encouraged to learn new skills to foster their professional growth and to create greater opportunities for advancement.

        College recruiting programs are designed to provide another source for the future leadership of our growth and are a major corporate priority. The Company has focused on college recruiting efforts to increase the Company's restaurant management quality and staffing levels, thereby adding to the management bench strength to support the Company's growth program. The increased management staffing depth will also enhance the Company's ability to deliver dining experiences that exceed customers' expectations, as well as reduce management turnover.

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

        Steak n Shake's goal is to continue to develop strong restaurant management teams by providing carefully designed leadership training programs. Each geographic division designates specific restaurants where intensified on-the-job management training occurs under careful supervision by experienced general managers. Managers in training are required to complete a comprehensive eight-week training program during which time they are instructed in subjects such as the standards of food quality and preparation, customer hospitality and employee relations. Managers in training also are provided with video training presentations and operations manuals relating to food preparation, customer hospitality standards, restaurant operation practices and Company procedures. During fiscal 2002, 730 individuals entered this training program, approximately 33% of whom were promoted from within the Company.

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

Purchasing and Distribution Center Operations

        Steak n Shake operates a distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce and dairy products) and restaurant supplies are delivered to 104 Company-operated and 15 franchised restaurants located in parts of the Midwest (primarily in Illinois, Missouri and Iowa). The Company's semi-trailers have the capability to handle refrigerated and frozen products along with dry goods in the same delivery trip. The remaining Steak n Shake restaurants, located primarily in the Southeast and parts of the Midwest, obtain food products and supplies that meet the Company's quality standards and specifications from an independent distributor with locations in Tampa, Florida and Zanesville, Ohio.

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

Restaurant Reporting

        Systems and technology are essential for the management oversight needed to monitor Steak n Shake's high standards for quality and to achieve proper operating margins. Operational and financial controls are maintained through the use of point of sale systems in each restaurant, personal computers in the division offices and a data center at the corporate office. The management accounting system polls data from the point of sale system by way of satellite to the corporate data center where daily reports of sales, sales mix, customer counts, check average, cash, labor and food cost are generated and provided to field management. Inventories are taken of key products daily and a complete inventory of food products is taken at the end of each four-week accounting period. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. The system is also utilized for financial and budget analysis, planning and analysis of sales by revenue center, meal period and product mix and labor utilization. Cash is controlled through frequent deposits in local bank accounts followed by transfers to the principal corporate operating account.

Marketing

        For over sixty-eight years, the Company's commitment to customer service satisfaction has been the most effective approach to attracting and retaining guests. New restaurants benefit from loyalty to the Steak n Shake brand and the Company's strategy of locating multiple restaurants within a market area. Steak n Shake's marketing thrust is directed towards building brand loyalty and is not price driven or reliant on discount marketing. Value at Steak n Shake is based on exceeding our customers' expectations by delivering freshly prepared, cooked-to-order, quality food with a unique taste that our friendly, well-trained staff serves promptly in an attractive, clean environment.

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

        Additional marketing activities designed to build brand awareness and loyalty, create new customer trial and introduce new products include quarterly freestanding newspaper inserts and seasonal in-store offerings centered around short-term, special promotions or product introductions. The fully integrated marketing program also utilizes menu clip-ons, table cards, ceiling danglers and signage. During fiscal 2002, the Company expended $16.1 million or 3.5% of revenues for marketing.

Franchising

        General.    The Company's franchising program is designed to extend the brand name recognition of Steak n Shake to areas where the Company has no current development plan and to derive additional revenues without substantial investment by the Company. The Company's expansion plan includes selectively seeking new franchisees to help grow the Steak n Shake brand.

        As of September 25, 2002, the Company had 56 franchised Steak n Shake restaurants operated by 14 franchisees, located in Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina and Tennessee. These restaurants are located in areas contiguous to markets in which there are Company-operated restaurants. The Company currently has commitments from existing franchisees for the development of additional franchised restaurants.

        Principal Franchisees.    Steak n Shake's principal franchise relationship is with Kelley Restaurants, Inc. ("KRI"). KRI operates thirteen Steak n Shake restaurants in the Atlanta market and two units in the Charlotte market. KRI is controlled by E. W. Kelley, the Co-Chairman of the Company.

        Approval.    Franchisees undergo a selection process supervised by the Senior Vice President in charge of franchising, and require final approval by senior management. Steak n Shake seeks franchisees with the financial resources necessary to fund successful development ($1,000,000 net worth, $510,000 liquid assets) and significant experience in the restaurant/retail business who have demonstrated the financial and management capabilities required to effectively operate a franchised restaurant.

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

        Franchising Assistance.    In certain circumstances, the Company's financing subsidiary, SNS Investment Company, Inc., will assist qualified franchisees in financing the development of one or more franchised units by purchasing or leasing approved sites from third parties, constructing the restaurant and leasing or subleasing the finished facility to the franchisee. The lease terms and rentals, including a surcharge by the Company for administrative services, are negotiated based on prevailing real estate and construction costs in effect in the franchised area. Through September 25, 2002, seven restaurants had been financed through this subsidiary.

Competition

        The restaurant business is one of the most intensely competitive industries in the United States, with price, menu offerings, location and service all being significant competitive factors. The Company's competitors include national, regional and local chains as well as local, owner-operated establishments. There are established competitors with financial and other resources greater than those of the Company in all of the Company's current and proposed future market areas. The Company faces competition for sites on which to locate new restaurants and for personnel, as well as for customers. The restaurant business is often affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic factors and the type, number and location of competing restaurants. Additionally, factors such as inflation, affecting food, labor and employee benefit costs and difficulty in attracting qualified management personnel and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

Seasonal Aspects

        The Company has substantial fixed costs, which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes. Sales in these quarters can be adversely affected by severe winter weather.

Employees

        As of September 25, 2002, the Company had approximately 20,000 employees, the majority of which are employed by Steak n Shake Operations, Inc. Approximately two-thirds of the Company's hourly employees are part-time.

Trademarks

        "Steak n Shake®", "Takhomasak®", "Famous For Steakburgers®", "FAXASAK®", "In Sight It Must Be Right®", "Its a Meal®", "Original Steakburgers®", the "Wing and Circle®" logo and the Company's storefront design are among the federally registered trademarks and servicemarks owned by the Company. The Company is not aware of any infringing uses that could materially affect its business. The Company will protect its trademark rights by appropriate legal action whenever necessary.

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

        Steak n Shake currently has franchise operations in eight states—Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina and Tennessee—and is subject to certain federal and state laws controlling the offering and conduct of its franchise business in those states. In addition, the Company is subject to franchise registration requirements in several states in which it is now conducting or will in the future conduct its franchise business.

        The federal Americans with Disabilities Act prohibits discrimination in public accommodations and employment on the basis of disability. The Company builds all new restaurants to standards that comply with the Act, and has reviewed its employment policies and practices for compliance with the Act.

Geographic Concentration

        During fiscal 2002, approximately 70% of the Company's net sales were derived from six markets: St. Louis, Missouri (16%); Indianapolis, Indiana (13%); Central Florida (18%), Central and Northern Illinois, including Chicago (12%) and Western and Central Ohio (11%), respectively. As a result, the Company's results of operations may be materially affected by weather, economic or business conditions within these markets. Also, given the Company's present geographic concentration, adverse publicity relating to Steak n Shake restaurants could have a more pronounced adverse effect on the Company's overall sales than might be the case if the Company's restaurants were more broadly dispersed.

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

Risks Associated with Forward-Looking Statements

        Under the safe harbor provision of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements, or projections made by the Company including those made in this report, are based on management's expectations at the time they are made, but they are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect the Company's operations and prospects are discussed above.

Executive Officers of the Registrant

        The following table sets forth the names, ages, positions held with the Company and its subsidiaries and the date on which service in such capacities began, of the executive officers of the Company and its subsidiaries:

Name	Age	Position with Company	Since
E.W. Kelley(1)(2)	85	Co-Chairman— The Steak n Shake Company Steak n Shake Operations, Inc.	2002 2002
		Chairman— The Steak n Shake Company Steak n Shake Operations, Inc.	1984 1984
S. Sue Aramian(1)(2)	70	Vice Chairwoman— The Steak n Shake Company Steak n Shake Operations, Inc.	1990 1990
Alan B. Gilman(1)(2)	72	Co-Chairman— The Steak n Shake Company Steak n Shake Operations, Inc.	2002 2002
		Chief Executive Officer (and formerly President)— The Steak n Shake Company Steak n Shake Operations, Inc.	1992 1992
Peter Dunn	47	President and Chief Operating Officer— The Steak n Shake Company Steak n Shake Operations, Inc.	2002 2002
James W. Bear(3)	57	Senior Vice President, Chief Financial Officer— The Steak n Shake Company Steak n Shake Operations, Inc.	1991 1991
Kevin F. Beauchamp	45	Vice President— The Steak n Shake Company	1993
		Vice President and Deputy National General Manager— Steak n Shake Operations, Inc.	1997 1997
B. Charlene Boog(3)	70	Associate Vice President The Steak n Shake Company	1997
Kevin E. Dooley	59	Vice President— Steak n Shake Operations, Inc.	1993
Duane E. Geiger	40	Vice President and Treasurer The Steak n Shake Company Steak n Shake Operations, Inc.	2000 2000
Robert L. Grimm(3)	50	Vice President— The Steak n Shake Company	1997
William H. Hart	53	Vice President— Steak n Shake Operations, Inc.	1991
Mary E. Ham	54	Vice President and General Counsel— The Steak n Shake Company Steak n Shake Operations, Inc.	1995 1995
		Secretary— The Steak n Shake Company Steak n Shake Operations, Inc.	1999 1999

John E. Hiatt	45	Vice President and Controller— The Steak n Shake Company Steak n Shake Operations, Inc.	2001 2001
David C. Milne	35	Associate Counsel and Assistant Secretary— The Steak n Shake Company Steak n Shake Operations, Inc.	2001 2001
Scott C. Norrick	37	Vice President— The Steak n Shake Company Steak n Shake Operations, Inc.	2000 2000
Gary T. Reinwald(3)	54	Senior Vice President— The Steak n Shake Company	1996
		Senior Vice President and National General Manager— Steak n Shake Operations, Inc.	1996
Gary S. Walker	42	Senior Vice President— The Steak n Shake Company Steak n Shake Operations, Inc.	1998 1998
Victor F. Yeandel	46	Vice President— The Steak n Shake Company	1995

(1)
Member of the Board of Directors of the Company

(2)
Member of the Executive Committee of the Company

(3)
Member of the Personnel/Benefits Committee of the Company

        Mr. Kelley has been a Director of the Company since 1981 and was Chairman from 1984 to September 2002. Since 1974, he has been a Managing General Partner of Kelley & Partners, L.P., an Indiana limited partnership is a shareholder of the Company. Prior to 1981, Mr. Kelley was the Chief Executive Officer of Fairmont Foods Company, a large consumer goods company listed on the New York Stock Exchange.

        Ms. Aramian has been Vice Chairwoman since 1990 and a Director since 1981. She served as Secretary from 1995 to 1999 and as Vice President from 1984 to 1990. Ms. Aramian has been a Managing General Partner of Kelley & Partners, L.P. since 1974. Prior to 1981, Ms. Aramian was an executive officer of Fairmont Foods Company.

        Mr. Gilman has been Chief Executive Officer and a Director of the Company since 1992. He served as President from 1992 to September 2002. From 1985 to 1992, Mr. Gilman was a private investor, and from 1980 to 1985, he served as President of Murjani International, Ltd., an international marketing firm. From 1968 to 1980, Mr. Gilman served as a principal executive of various divisions of Federated Department Stores, Inc., concluding as Chairman and Chief Executive Officer of the Abraham & Straus Division in New York.

        Mr. Dunn joined the Company in September of 2002 as President and Chief Operating Officer. From 1993 to 2002, Mr. Dunn was President of Borden Foods Corporation. Prior thereto, he served in several capacities for Kraft General Foods, including General Manager for Claussen Pickle Company and the Marketing Manager for Oscar Mayer. At Oscar Mayer, Mr. Dunn was responsible for New Product Development. While in this capacity, he led a cross-functional team that created and introduced Lunchables in 1987 which reached sales of $200 million during his leadership.

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

        Mr. Dooley joined Steak n Shake Operations, Inc. as Vice President in 1993 and is responsible for engineering and construction. Prior thereto and since 1991, Mr. Dooley was a Director of Engineering with Wendys, Inc.

        Mr. Geiger was appointed Vice President, Information Systems, Financial Planning in 1995 and as Treasurer in 2000. From 1993 to 1995, Mr. Geiger served as Director of Financial Planning and Audit and Assistant Treasurer for the Company. Prior to such time, Mr. Geiger served in various capacities at Ernst & Young LLP, over a period of eight years, and ultimately served as a Manager.

        Mr. Grimm joined the Company as Vice President—Human Resources in November 1997. For the previous twelve years, Mr. Grimm was an executive with May Department Stores Company, concluding his career there as Corporate Vice President, Executive Development and Training.

        Mr. Hart has been Vice President, Purchasing of Steak n Shake Operations, Inc. since 1991 and was Vice President of Operations of CSR from 1990 to 1991.

        Ms. Ham was appointed General Counsel in 1995, Vice President in 1996 and Secretary in 1999. From 1994 to 1995, Ms. Ham served as the Company's Associate General Counsel for Real Estate and Franchising. Ms. Ham was previously General Counsel for the Indiana Toll Road.

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

        Mr. Milne joined the Company in 2000 as Associate Counsel and was appointed Assistant Secretary of Steak n Shake Operations, Inc. in 2001. From 1996 to 2000, Mr. Milne was in private practice with the firm of Scopelitis, Garvin, Light and Hanson. From 1994 through 1996, Mr. Milne practiced with the firm of Bose, McKinney and Evans.

        Mr. Norrick joined the Company as Vice President in 2000 and is responsible primarily for real estate. From 1996 to 2000, Mr. Norrick was an executive with LinksCorp, owner of high quality golf clubs and resorts, lastly serving as Corporate Vice President, Acquisitions. Prior to 1996, Mr. Norrick was with Walt Disney Company in various senior financial planning and analysis positions.

        Mr. Reinwald was appointed Senior Vice President of the Company in 1996. Prior thereto, Mr. Reinwald was Vice President, Operations and National General Manager of Steak n Shake Operations, Inc. since 1983, and served in various capacities in the Company for 19 years prior to that date.

        Mr. Walker joined the Company as Senior Vice President in 1998 and is responsible for franchising, purchasing and distribution and legal matters. From 1994 to 1998, Mr. Walker was Vice President of Marketing—Home Care Division for DowBrands L.P. Prior thereto, Mr. Walker served in various brand management positions with The Proctor & Gamble Company.

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

Steak n Shake Operations, Inc.

        As of September 25, 2002, Steak n Shake operated 226 leased and 122 owned restaurants in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Missouri, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Wisconsin. Steak n Shake restaurant leases for land and building typically are non-cancelable, have an initial term of 18 to 25 years and renewal terms aggregating twenty years or more and require Steak n Shake to pay real estate taxes, insurance and maintenance costs. Of these leases, 181 contain percentage of sales rental clauses in addition to base rent requirements.

        The majority of restaurants are generally 3,900 square feet and seat approximately 100 customers while a minimal percentage of restaurants have a similar architectural style but seat 54 to 198 customers and occupy between 1,010 and 6,000 square feet.

        Steak n Shake has lease obligations on 2 former restaurant locations in Illinois and Texas both of which have been subleased to others as of September 25, 2002. These obligations primarily relate to restaurant locations disposed of in the late 1970's, and the sublease rentals cover substantially all of the Company's obligations under the primary leases.

        Steak n Shake also has a complex of three buildings located in Bloomington, Illinois, where it owns 38,900 square feet of office/warehouse space in two separate buildings, one of which has cold storage facilities, and leases a 26,300 square foot distribution center and division office facility. Steak n Shake also leases division offices in Orlando, Florida; Franklin, Ohio; Columbus, Ohio; Brighton, Michigan: Elk Grove Village, Illinois; and Tallahasee, Florida and a division office and administrative facility in Indianapolis, Indiana. In addition, Steak n Shake owns a division office facility in St. Louis, Missouri. At September 25, 2002, Steak n Shake owned one restaurant location that had been leased to a third party. In addition, there were seven restaurants under construction and the Company owned six parcels of land that are being held for future development.

SNS Investment Company

        SNS Investment Company ("SIC"), a wholly owned subsidiary of the Company, assists qualified franchisees with financing by purchasing or leasing land, constructing the restaurant and then leasing or subleasing the land and building to the franchisee. SIC leases the land and building for seven properties as the primary lessee. These leases typically have an initial term of 18 years and renewal options aggregating 20 years or more and require SIC to pay real estate taxes, insurance and maintenance costs. As of September 25, 2002, SIC had six land and building leases for properties located in Louisville and Elizabethtown, Kentucky; Chattanooga, Tennessee; Clarksville, Indiana and Columbia, Missouri which are being operated by franchisees pursuant to sublease agreements. All lease and sublease agreements between SIC and its franchisees specifically include triple net lease provisions whereby the franchisee is responsible for all real estate taxes, insurance and maintenance costs. SIC has a land and building lease for a property in Little Rock, Arkansas which is operated by Steak n Shake Operations, Inc. Additionally, SIC has a ground lease for a property in Bloomington, Indiana and owns a property in Indianapolis, Indiana which are subleased and leased, respectively, to a third party.

Restaurant Lease Expirations

        Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:

	Number of Leases Expiring
Period
	SNS	SIC
2002 - 2006	1	1
2007 - 2011	8	0
2012 - 2016	3	0
2017 - 2021	12	0
2022 - 2026	10	0
Beyond	192	8

	226	9

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

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price Range/Stock Trading

        The Common Stock of The Steak n Shake Company is traded on the New York Stock Exchange (NYSE) under the symbol SNS. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal. The high and low closing sales prices for the Company's Common Stock, as reported on the New York Stock Exchange for each quarter of the Company's past two fiscal years, are shown below:

	2002		2001
	High	Low	High	Low
First Quarter	$11.51	$9.90	$8.38	$6.63
Second Quarter	$15.10	$10.60	$9.30	$6.25
Third Quarter	$15.65	$13.60	$9.50	$7.98
Fourth Quarter	$14.74	$10.41	$10.38	$8.60

        The Company did not pay cash dividends on its Common Stock during the two fiscal years reflected in the table. As of December 6, 2002, there were 2,928 record holders of the Common Stock.

        This disclosure under the caption "Equity Compensation Plan Information" in Item 12 of this report is incorporated by reference in response to this item.

ITEM 6.    SELECTED FINANCIAL DATA

        Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 2002 Annual Report under "Selected Financial and Operations Data (Unaudited)," are incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial conditions and results of operations set forth in the Company's 2002 Annual Report under "Management's Discussion and Analysis", are incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company invests excess cash primarily in government debt securities due to their relative low credit risk. Interest rates on these securities are based upon market rates at the time of purchase and remain fixed until maturity. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At September 25, 2002, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Consolidated Statements of Earnings, Consolidated Statements of Financial Position, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements and The Report of Independent Auditors set forth in the Company's 2002 Annual Report are incorporated herein by reference.

        Information on quarterly results of operations, set forth in the Company's 2002 Annual Report under "Quarterly Financial Data (Unaudited)" is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2003 Annual Meeting of Shareholders filed pursuant to Rule 14a-6(c) is incorporated herein by reference. Certain information relating to the Company's executive officers is included in Part I of this Form 10-K under "Executive Officers of the Registrant."

ITEM 11.    EXECUTIVE COMPENSATION

        The information included under the captions "Compensation of Directors", "Compensation of Executive Officers", "Summary Compensation Table", "Options/SAR Grants in Last Fiscal Year", "Aggregated Stock Option Exercises in Fiscal 2002 and Fiscal Year End Option Values", "Long Term Incentive Plan Awards in Last Fiscal Year", "Report of the Executive Committee", "Committee Interlocks and Insider Participation" and "Company Performance" in the Company's definitive Proxy Statement relating to its 2003 Annual Meeting of Shareholders filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement relating to its 2003 Annual Meeting of Shareholders filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

        The following table provides information regarding the Company's current equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved By shareholders	1,405,230	$12.95	1,361,497
Equity compensation plans not approved by shareholders	79,550	$10.91	—

Total	1,484,780	$12.05	1,361,497

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained under the caption "Management Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 2003 Annual Meeting of Shareholders filed pursuant to Rule 14a-6(c) is incorporated herein by reference.

PART IV.

ITEM 14.    CONTROLS AND PROCEDURES

        Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company's management to material information required to be included in this Form 10-K and other Exchange Act filings. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Documents filed as a part of this report:

1.
Financial Statements.    The following table sets forth the financial statements filed as a part of this report:

    Consolidated Statements of Financial Position at September 25, 2002 and September 26, 2001

    For the years ended September 25, 2002, September 26, 2001 and September 27, 2000:

    —Consolidated Statements of Earnings

    —Consolidated Statements of Cash Flows

    —Consolidated Statements of Shareholders' Equity

    Notes to Consolidated Financial Statements

    Report of Independent Auditors

  2.
  Financial Statement Schedules.

        All schedules for the years ended September 25, 2002, September 26, 2001 and September 27, 2000 have been omitted for the reason that they are not required or are not applicable, or the required information is set forth in the financial statements or notes thereto.

  3.
  Exhibits.    The following exhibits are filed as a part of this Annual Report on Form 10-K.

3.01	Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002. (Incorporated by reference to the Registrant's definitive Proxy Statement dated December 19, 2001, related to the 2002 Annual Meeting of Shareholders).
3.02	Restated Bylaws of The Steak n Shake Company as of May 16, 2001. (Incorporated by reference to Exhibit 3.08 to the Registrant's Form 10-K Report for the year ended September 26, 2001.)
4.01
Specimen certificate representing Common Stock of The Steak n Shake Company (formerly Consolidated Products, Inc.). (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 11, 2001.)
4.02
Amended and Restated Note Purchase and Private Shelf Agreement by and between The Steak n Shake Company and The Prudential Insurance Company of America dated as of September 20, 2002 related to $75,000,000 senior note agreement and private shelf facility.
4.03
Amendment No. 1 to Amended and Restated Note Purchase Agreement by and between The Steak n Shake Company and The Prudential Insurance Company of America dated as of December 18, 2002 relative to the $75,000,000 senior note agreement and private shelf facility.
4.04
Rights Agreement dated as of May 16, 2001 between The Steak n Shake Company and Computershare Investor Services, LLC, as Rights Agent. (Incorporated by reference to Exhibit 4.01 to The Steak n Shake Company's current report on Form 8-K filed May 17, 2001.)

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
10.13
Form of option agreement related to 2002 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q for the fiscal quarter ended December 19, 2001).
10.14
Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 16, 2001, relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K report for the year ended September 26, 2001).
10.15	First Amendment to Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated October 17, 2002 relating to a $30,000,000 revolving line of credit.

10.16	Second Amendment to Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 18, 2002 relating to a $30,000,000 revolving line of credit.
13.01	Portions of the Annual Report to Shareholders for the Year Ended September 25, 2002 incorporated by reference into this Form 10-K.
21.01	Subsidiaries of the Registrant.
23.01	Consent of Ernst & Young LLP.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.
(b)
Reports on Form 8-K:

  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2002.

THE STEAK N SHAKE COMPANY
By:	/s/ JOHN E. HIATT John E. Hiatt Vice President and Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 20, 2002.

/s/ E. W. KELLEY E. W. Kelley	Director
/s/ S. SUE ARAMIAN S. Sue Aramian	Director
/s/ ALAN B. GILMAN Alan B. Gilman	Chief Executive Officer and Director (Principal Executive Officer)
/s/ JAMES W. BEAR James W. Bear	Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer)
/s/ JOHN E. HIATT John E. Hiatt	Vice President and Controller (Principal Accounting Officer)
/s/ STEPHEN GOLDSMITH Stephen Goldsmith	Director
/s/ CHARLES E. LANHAM Charles E. Lanham	Director
/s/ RUTH J. PERSON Ruth J. Person	Director
/s/ J. FRED RISK J. Fred Risk	Director
/s/ DR. JOHN W. RYAN Dr. John W. Ryan	Director
/s/ JAMES WILLIAMSON, JR. James Williamson, Jr.	Director

CERTIFICATIONS

I, Alan B. Gilman, Chief Executive Officer, certify that:

  1.
  I have reviewed this annual report on Form 10-K of The Steak n Shake Company;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the period presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report the "Evaluation Date"; and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the "Evaluation Date".

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:    December 20, 2002

/s/ ALAN B. GILMAN Alan B. Gilman Chief Executive Officer

CERTIFICATIONS

I, James W. Bear, Senior Vice President and Chief Financial Officer, certify that:

  1.
  I have reviewed this annual report on Form 10-K of The Steak n Shake Company;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the period presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report the "Evaluation Date"; and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the "Evaluation Date".

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:    December 20, 2002

/s/ JAMES W. BEAR James W. Bear Senior Vice President and Chief Financial Officer

THE STEAK N SHAKE COMPANY AND SUBIDIARIES

Index to Exhibits

Number		Description
(3)	3.01	Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002. (Incorporated by reference to the Registrant's definitive Proxy Statement dated December 19, 2001, related to the 2002 Annual Meeting of Shareholders).
	3.02	Restated Bylaws of The Steak n Shake Company as of May 16, 2001. (Incorporated by reference to Exhibit 3.08 to the Registrant's Form 10-K Report for the year ended September 26, 2001).
(4)	4.01
		Specimen certificate representing Common Stock of The Steak n Shake Company (formerly Consolidated Products, Inc.). (Incorporated by reference to Exhibit 4.01 to the Registrant's Form 10-Q Report for the fiscal quarter ended April 11, 2001.)
	4.02
		Amended and Restated Note Purchase and Private Shelf Agreement by and between The Steak n Shake Company and The Prudential Insurance Company of America dated as of September 20, 2002 related to $75,000,000 senior note agreement and private shelf facility.
	4.03
		Amendment No. 1 to Amended and Restated Note Purchase Agreement by and between The Steak n Shake Company and The Prudential Insurance Company of America dated as of December 18, 2002 related to the $75,000,000 senior note agreement and private shelf facility.
	4.04
		Rights Agreement dated as of May 16, 2001 between The Steak n Shake Company and Computershare Investor Services, LLC, as Rights Agent. (Incorporated by reference to Exhibit 4.01 to The Steak n Shake Company's current report on Form 8-K filed May 17, 2001.)
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
10.13
From of option agreement related to 2002 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-Q Report for the fiscal quarter ended December 19, 2001).
10.14
Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 16, 2001, relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K Report for the year ended September 26, 2001.)
	10.15	First Amendment to Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated October 17, 2002, relating to a $30,000,000 revolving line of credit.
	10.16	Second Amendment to Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 18, 2002, relating to a $30,000,000 revolving line of credit.
(11)		No exhibit.
(12)		No exhibit.
(13)	13.01	Portions of the Annual report to Shareholders for the Year Ended September 25, 2002 incorporated by reference into this Form 10-K.
(16)		No exhibit.
(18)		No exhibit.
(21)	21.01	Subsidiaries of the Registrant.
(22)		No exhibit.
(23)	23.01	Consent of Ernst & Young LLP.
(24)		No exhibit.
(27)		No exhibit.
(99)	99.1	Certification of Chief Executive Officer.
	99.2	Certification of Chief Financial Officer.

QuickLinks

PART I.
PART II.
PART III.
Equity Compensation Plan Information
PART IV.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
THE STEAK N SHAKE COMPANY AND SUBIDIARIES
Index to Exhibits