Form 10-Q
period 2002-12-18
STEAK & SHAKE CO
filed 2003-02-03
CIK 93859

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED DECEMBER 18, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8445

THE STEAK N SHAKE COMPANY
(Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).  Yes  ☒        No  ☐

        Number of shares of Common Stock outstanding at January 21, 2003: 26,925,886

The Index to Exhibits is located at Page 12.	Total Pages 19

THE STEAK N SHAKE COMPANY

INDEX

		Page No.
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Statements of Financial Position—December 18, 2002 (Unaudited) and September 25, 2002	3
	Consolidated Statements of Earnings (Unaudited) Twelve Weeks Ended December 18, 2002 and December 19, 2001	4
	Consolidated Statements of Cash Flows (Unaudited) Twelve Weeks Ended December 18, 2002 and December 19, 2001	5
	Notes to Consolidated Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
ITEM 4.	CONTROLS AND PROCEDURES	11
PART II. OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Steak n Shake Company
Consolidated Statements of Financial Position

	DECEMBER 18, 2002	SEPTEMBER 25, 2002
	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents of $0 in 2003 and of $3,225,000 in 2002	$1,959,416	$5,286,311
Short term investments	610,512	611,092
Receivables, net	3,380,042	2,955,049
Inventory	5,146,539	5,206,161
Deferred income taxes	2,764,000	2,764,000
Other current assets	2,170,860	1,805,111

Total current assets	16,031,369	18,627,724

Property and Equipment
Land	129,552,062	128,354,629
Buildings	127,407,769	125,113,260
Leasehold improvements	88,679,227	86,764,055
Equipment	136,715,923	134,277,901
Construction in progress	12,981,422	11,995,758

	495,336,403	486,505,603
Less accumulated depreciation and amortization	(131,566,935)	(126,783,897)

Net property and equipment	363,769,468	359,721,706

Net Leased Property	3,990,555	4,079,558
Other Assets
Long term investments	9,996,559	9,996,281
Other assets	2,474,811	2,035,683
Intangible assets	1,406,460	1,434,037

	13,877,830	13,466,001

	$397,669,222	$395,894,989

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$16,510,689	$14,695,102
Accrued expenses	23,327,899	28,387,780
Revolving line of credit	5,525,000	—
Current portion of senior note	4,321,984	3,960,317
Current portion of obligations under leases	3,280,464	3,248,277

Total current liabilities	52,966,036	50,291,476
Deferred Income Taxes	5,045,000	5,062,000
Deferred Credits	617,083	537,138
Obligations Under Leases	146,781,518	148,531,256
Senior Note	22,239,444	24,418,571
Shareholders' Equity
Common stock—$.50 stated value, 50,000,000 shares authorized— shares issued: 30,332,839	15,166,420	15,166,420
Additional paid-in capital	123,334,412	123,334,412
Retained earnings	70,576,705	67,175,420
Less: Unamortized value of restricted shares	(459,173)	(324,374)
Treasury stock—at cost 3,402,953 shares in fiscal 2003; 3,374,606 shares in fiscal 2002	(38,598,223)	(38,297,330)

Total shareholders' equity	170,020,141	167,054,548

	$397,669,222	$395,894,989

See accompanying notes.

The Steak n Shake Company
Consolidated Statements of Earnings
(Unaudited)

	TWELVE WEEKS ENDED
	DECEMBER 18, 2002	DECEMBER 19, 2001
Revenues
Net sales	$101,284,729	$99,875,464
Franchise fees	770,030	869,386
Other, net	462,940	341,490

	102,517,699	101,086,340

Costs and Expenses:
Cost of sales	22,795,131	23,643,884
Restaurant operating costs	51,742,281	49,498,940
General and administrative	8,149,442	7,934,609
Depreciation and amortization	5,439,226	5,187,064
Marketing	3,655,650	3,255,456
Interest	3,215,398	3,274,477
Rent	1,602,492	1,481,443
Pre-opening costs	628,023	423,934

	97,227,643	94,699,807

Earnings Before Income Taxes	5,290,056	6,386,533
Income Taxes	1,888,000	2,296,500

Net Earnings	$3,402,056	$4,090,033

Net Earnings Per Common and Common Equivalent Share:
Basic	$.13	$.15
Diluted	$.13	$.14
Weighted Average Shares and Equivalents:
Basic	26,945,360	28,141,259
Diluted	26,992,796	28,223,784

See accompanying notes.

The Steak n Shake Company
Consolidated Statements of Cash Flows
(Unaudited)

	TWELVE WEEKS ENDED
	DECEMBER 18, 2002	DECEMBER 19, 2001
Operating Activities
Net earnings	$3,402,056	$4,090,033
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,439,226	5,187,064
Provision for deferred income tax	(17,000)	(161,500)
Loss on disposal of property	198,543	109,114
Changes in receivables and inventories	(358,236)	3,614,169
Changes in other assets	(306,887)	(11,828)
Changes in income taxes payable	422,912	1,559,804
Changes in accounts payable and accrued expenses	(4,054,905)	(2,208,367)

Net cash provided by operating activities	4,725,709	12,178,489

Investing Activities:
Additions of property and equipment	(11,177,952)	(9,458,183)
Net proceeds from disposals	720,749	1,308,740

Net cash used in investing activities	(10,457,203)	(8,149,443)

Financing Activities:
Principal payments on lease obligations	(788,048)	(673,809)
Principal payments on long-term debt	(1,817,460)	(1,817,460)
Lease payments on subleased properties	—	(104,481)
Net proceeds from revolving line of credit	5,525,000	—
Proceeds from sale and leaseback transactions	—	7,801,148
Proceeds from exercise of stock options	8	3,830
Treasury stock repurchases	(514,901)	(1,433,789)

Net cash provided by financing activities	2,404,599	3,775,439

(Decrease) Increase in Cash and Cash Equivalents	(3,326,895)	7,804,485
Cash and Cash Equivalents at Beginning of Year	5,286,311	8,715,136

Cash and Cash Equivalents at End of Period	$1,959,416	$16,519,621

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

        In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of December 18, 2002, the consolidated statements of earnings for the twelve weeks ended December 18, 2002 and December 19, 2001 and the consolidated statements of cash flows for the twelve weeks ended December 18, 2002 and December 19, 2001 have been included.

        The consolidated statements of earnings for the twelve weeks ended December 18, 2002 and December 19, 2001 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 25, 2002.

Seasonal Aspects

        The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes, and sales can be adversely affected by severe winter weather.

Stock-Based Compensation

        The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	December 18, 2002		December 19, 2001
Net earnings as reported		$3,402,056		$4,090,033
Less pro forma compensation expense, net of tax		277,886		358,858

Pro forma net earnings		$3,124,170		$3,731,175

Basic earnings per share as reported		$.13		$.15
Pro forma basic earnings per share		$.12		$.13
Diluted earnings per share as reported	$	..13	$	..14
Pro forma diluted earnings per share		$.12		$.13

Discontinued Operations

        The material components of the reserve for Discontinued Operations included in the consolidated statements of financial position were as follows:

	September 26, 2001	September 25, 2002	December 18, 2002
Operating losses during phase out	$(205,254)	$(713,811)	$(751,594)
Disposal costs	1,299,586	1,328,718	751,594

	$1,094,332	$614,907	$—

        The Company has fully utilized its reserve for discontinued operations in the disposal of the eleven specialty restaurants operated by its subsidiary, Consolidated Specialty Restaurants, Inc. (CSR).

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

Results of Operations

        The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

	TWELVE WEEKS ENDED
	12/18/02	12/19/01
Revenues
Net sales	98.8%	98.8%
Franchise fees	0.8	0.9
Other, net	0.4	0.3

	100.0	100.0

Costs and Expenses
Cost of sales	22.5 (1)	23.7 (1)
Restaurant operating costs	51.1(1)	49.6(1)
General and administrative	7.9	7.8
Depreciation and amortization	5.3	5.1
Marketing	3.6	3.2
Interest	3.1	3.2
Rent	1.6	1.5
Pre-opening costs	0.6	0.4

	94.8	93.7

Earnings Before Income Taxes	5.2	6.3
Income Taxes	1.8	2.3

Net Earnings	3.4%	4.0%

(1)
Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended December 18, 2002 to Twelve Weeks Ended December 19, 2001

Revenues

        Net sales increased $1,409,000, or 1.4%, to $101,285,000 due primarily to a 4.8% increase in the number of Company-operated Steak n Shake restaurants offset somewhat by a decrease in same store sales of 4.0%. Same store sales decreased due to a 5.0% decrease in customer counts partially offset by a 1.0% increase in check average. The number of Company-operated Steak n Shake restaurants increased to 353 at December 18, 2002 as compared to 337 at December 19, 2001. The decrease in customer counts is due, in part, to significant decreases in general retail traffic during a sluggish and a shortened holiday shopping season and a broad pullback of restaurant occasions. In addition, there was an increase in price discounting across retail and restaurant sectors. The increase in check average is primarily the result of a 1.7% weighted average menu price increase.

        Other revenue increased $121,000, or 35.6%, to $463,000 due primarily to interest income from long-term investments purchased in fiscal 2002.

Costs and Expenses

        Cost of sales decreased $849,000, or 3.6%. As a percentage of net sales, cost of sales decreased to 22.5% from 23.7%, primarily as a result of the menu price increases and decreases in beef, dairy and poultry costs.

        Restaurant operating costs increased $2,243,000, or 4.5%. As a percentage of net sales, restaurant operating costs increased to 51.1% from 49.6%, due primarily to the decrease in same store sales and to a lesser degree rising costs, in particular property taxes and property and liability insurance costs.

        General and administrative expenses increased $215,000 or 2.7%. As a percentage of revenues, general and administrative expenses increased to 7.9% from 7.8%. The increase is due in part to recruiting, relocating and training staff needed for the new field organizations established in the 2002 to better support key core markets like St. Louis, Chicago and South Florida.

        The $252,000, or 4.9%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2002.

        Marketing expense increased $400,000, or 12.3%. As a percentage of revenues, marketing expense increased to 3.6% from 3.2%. Marketing expenses increased primarily due to the commencement of television advertising in the Cleveland and Kansas City markets in the first quarter of 2003 and increased advertising in the Chicago and Indianapolis markets. Additionally, print and outdoor advertising costs increased due to the specialty melt sandwich promotion during the first quarter of 2003.

        Interest expense decreased $59,000 primarily due to the scheduled paydown of the Senior Note Agreement partially offset by borrowings from the revolving line of credit.

        Rent expense increased $121,000, or 8.2%, primarily due to ground leases entered into in 2002, the assumption of a lease for a restaurant in a travel center in 2002 and an increase in percentage rent.

        Pre-opening costs increased $204,000, or 48.1% due to timing of new store openings.

Income Taxes

        The Company's effective income tax rate as a percentage of earnings before income taxes decreased to 35.7% from 36.0% for the quarter ended December 18, 2002. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

Net Earnings

        Net earnings were $3,402,000 ($.13 per diluted share) down 16.8% compared to the prior year.

Liquidity and Capital Resources

        Five Company-operated restaurants were opened during the quarter ended December 18, 2002. Subsequent to the end of the first quarter, the Company opened its sixth restaurant in Dallas, Texas and a franchisee restaurant opened in Springfield, Missouri. Five additional Company-operated units are currently under construction. For the quarter ended December 18, 2002, capital expenditures totaled $11,178,000 as compared to $9,458,000 for the comparable prior year period.

        The Company expects to open 12 Steak n Shake restaurants in fiscal year 2003. This level of expansion allows management to build field organizational quality while continuing its focus on improving each and every guest experience through hospitality initiatives, especially in newer markets; improving the depth of the field organization through improved recruitment and higher retention; enhancing training and staff development; and aggressively marketing the brand through unique differentiation marketing. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment approximates $1,700,000. The Company intends to fund capital expenditures, its stock repurchase program and meet working capital needs using existing resources and anticipated cash flows from operations.

        During the twelve weeks ended December 18, 2002, cash provided by operations totaled $4,726,000, while cash generated by disposals of property totaled $721,000. During the twelve weeks ended December 19, 2001, cash provided by operations totaled $12,178,000, while cash generated by disposals of property totaled $1,309,000.

        Net cash provided by financing activities for the twelve weeks ended December 18, 2002 totaled $2,405,000 compared to $3,775,000 in the comparable prior year period.

        As of December 18, 2002, the Company had outstanding borrowings of $26,561,000 under its $75,000,000 Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement"). The outstanding borrowings under the Senior Note bear interest at an average fixed rate of 7.6%. At December 19, 2001 the Company had outstanding borrowings of $30,522,000

        The Company had outstanding borrowings of $5,525,000 under its $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement") at December 18, 2002, the proceeds of which were utilized primarily to fund capital expenditures. The Company intends to repay the borrowings within twelve months. Borrowings under the Company's Revolving Credit Agreement bear interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. The Company's debt agreements contain restrictions, which among other things require the Company to maintain certain financial ratios. At December 19, 2001, the Company had no borrowings outstanding under the $30,000,000 Revolving Credit Agreement.

        The Company has a stock repurchase program, which allows the repurchase of up to 4,000,000 shares of its outstanding common stock. Under this current stock repurchase program, as of December 18, 2002, the Company had repurchased in aggregate a total of 3,326,489 shares at a cost of $35,768,658. During the twelve weeks ended December 18, 2002, the Company repurchased a total of 48,600 shares for $514,901. The repurchased shares will be used in part to fund the Company's employee stock plans including the Company's Stock Option Plan, Capital Appreciation Plan and Employees' Stock Purchase Plan.

Effect of Governmental Regulations and Inflation

        Since most of the Company's employees are paid hourly rates related to federal and state minimum wage laws, increases in the legal minimum wage directly increase the Company's operating costs. Inflation in food, labor and other operating costs directly affects the Company's operations.

Impact of Recently Issued Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This standard supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard retains the previously existing accounting requirement related to the recognition and measurement requirements of the impairment of long-lived assets to be held for use, while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. The Company has adopted SFAS No. 144 in its current fiscal year. The adoption of SFAS No.144 has had no material effect on the Company's results of operations or statement of financial position.

Risks Associated with Forward-Looking Statements

        Under the safe harbor provision of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements, or projections made by the Company including those made in this report, are based on management's expectations at the time they are made, but they are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect the Company's operations and prospects are discussed above and in the Company's most recent report of Form 10K filed with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At December 18, 2002 a hypothetical 100 basis point increase in short-term interest rates would not have had a material impact on the Company's earnings.

ITEM 4.    CONTROLS AND PROCEDURES

        Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company's management to material information required to be included in this Form 10-Q and other Exchange Act filings. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

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
	4.02
		Amended and Restated Note Purchase and Private Shelf Agreement by and between The Steak and Shake Company and The Prudential Insurance Company of America dated as of September 20, 2002 related to $75,000,000 senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.02 to the Registrant's Form 10-K Report year ended September 25, 2002).
	4.03
		Amendment No. 1 to Amended and Restated Note Purchase Agreement by and between The Steak and Shake Company and The Prudential Insurance Company of America dated as of December 18, 2002 related to the $75,000,000 senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.03 to the Registrant's Form 10-K Report for the year ended September 25, 2002).
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
	10.03
		Consultant Agreement by and between James Williamson, Jr. and the Registrant dated November 20, 1991. (Incorporated by reference to Exhibit 19.5 to the Registrant's Form 10-Q Report for the fiscal quarter July 1, 1992).
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
	10.08
		Amendment No 1 to The Steak n Shake Company (formerly Consolidated Products, Inc.) 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy statement dated December 19, 2001 related to the 2002 Annual meeting of Shareholders.)

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
10.11
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
10.13	2003 Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 20, 2002 related to the 2003 Annual Shareholder Meeting.)
10.14
Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 16, 2001, relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K Report for the year ended September 26, 2001.)
10.15
First Amendment to Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated October 17, 2002 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended September 25, 2002).
10.16
Second Amendment to Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 18, 2002 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.16 to the Registrant's Forms 10-K for the year ended September 25, 2002).
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

  (b)
  Reports on Form 8-K.

    No reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2003.

THE STEAK N SHAKE COMPANY (Registrant)
By	/s/ JOHN E. HIATT John E. Hiatt Vice President and Controller On Behalf of the Registrant and as Principal Accounting Officer

CERTIFICATIONS

I, Alan B. Gilman, Chief Executive Officer, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of The Steak n Shake Company;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the period presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report the "Evaluation Date"; and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the "Evaluation Date".

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003

/s/ ALAN B. GILMAN Alan B. Gilman Chief Executive Officer

CERTIFICATIONS

I, James W. Bear, Senior Vice President and Chief Financial Officer, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of The Steak n Shake Company;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the period presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report the "Evaluation Date"; and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the "Evaluation Date".

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003

/s/ JAMES W. BEAR James W. Bear Senior Vice President and Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE