Form 10-Q
period 2003-04-09
STEAK & SHAKE CO
filed 2003-05-23
CIK 93859

1


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q



   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE SIXTEEN WEEKS ENDED APRIL 9, 2003


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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes X No




     Number  of  shares  of Common Stock outstanding at May 19, 2003: 27,027,290






The  Index  to  Exhibits  is  located  at  Page  14.
Total  Pages  27





                            THE STEAK N SHAKE COMPANY

                                      INDEX



PART  I.  FINANCIAL  INFORMATION

     ITEM  1.  FINANCIAL  STATEMENTS

               Condensed Consolidated Statements of Financial Position April 9, 2003 (Unaudited) and September 25, 2002

               Condensed Consolidated Statements of Earnings (Unaudited) Sixteen and Twenty-Eight Weeks Ended April 9, 2003 and April 10, 2002

               Condensed Consolidated Statements of Cash Flows (Unaudited) Twenty-Eight Weeks Ended April 9, 2003 and April 10, 2002

               Notes to Condensed Consolidated Financial Statements (Unaudited)

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     ITEM  4.  CONTROLS  AND  PROCEDURES

PART  II.  OTHER  INFORMATION

     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF SECURITY HOLDERS

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

                         PART I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                            THE STEAK N SHAKE COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                   APRIL 9,      SEPTEMBER 25,
                                                     2003            2002
                                                --------------  ---------------
(UNAUDITED)
ASSETS:
CURRENT ASSETS
  Cash, including cash equivalents
    of $3,025,000 in 2003 and
    $3,225,000 in 2002 . . . . . . . . . . . .  $   4,832,129   $    5,286,311
  Short term investments . . . . . . . . . . .      5,436,160          611,092
  Receivables, net . . . . . . . . . . . . . .      2,613,492        2,955,049
  Inventories. . . . . . . . . . . . . . . . .      5,446,914        5,206,161
  Deferred income taxes. . . . . . . . . . . .      2,764,000        2,764,000
  Other current assets . . . . . . . . . . . .      1,825,011        1,805,111
                                                --------------  ---------------
  Total current assets . . . . . . . . . . . .     22,917,706       18,627,724
                                                --------------  ---------------

PROPERTY AND EQUIPMENT
  Land . . . . . . . . . . . . . . . . . . . .    131,948,363      128,354,629
  Buildings. . . . . . . . . . . . . . . . . .    130,438,249      125,113,260
  Leasehold improvements . . . . . . . . . . .     90,987,245       86,764,055
  Equipment. . . . . . . . . . . . . . . . . .    139,933,205      134,277,901
  Construction in progress . . . . . . . . . .      7,028,557       11,995,758
                                                --------------  ---------------
                                                  500,335,619      486,505,603
  Less accumulated depreciation
    and amortization . . . . . . . . . . . . .   (136,189,828)    (126,783,897)
                                                --------------  ---------------
  Net property and equipment . . . . . . . . .    364,145,791      359,721,706
                                                --------------  ---------------

NET LEASED PROPERTY. . . . . . . . . . . . . .      3,886,664        4,079,558

OTHER ASSETS
   Long term investments . . . . . . . . . . .      5,000,281        9,996,281
   Other assets. . . . . . . . . . . . . . . .      2,871,163        2,035,683
   Intangible assets . . . . . . . . . . . . .      1,369,689        1,434,037
                                                --------------  ---------------
                                                    9,241,133       13,466,001
                                                --------------  ---------------
                                                $ 400,191,294   $  395,894,989
                                                ==============  ===============


                                                    APRIL 9       SEPTEMBER 25
                                                     2003             2002
                                                --------------  ---------------
                                                  (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . .  $  15,571,612   $   14,695,102
   Accrued expenses. . . . . . . . . . . . . .     25,447,808       28,387,780
   Current portion of senior note. . . . . . .      5,321,984        3,960,317
   Current portion of obligations
      under capital leases . . . . . . . . . .      3,308,650        3,248,277
                                                --------------  ---------------
   Total current liabilities . . . . . . . . .     49,650,054       50,291,476
                                                --------------  ---------------

DEFERRED INCOME TAXES. . . . . . . . . . . . .      5,020,000        5,062,000

DEFERRED CREDITS . . . . . . . . . . . . . . .        624,675          537,138

OBLIGATIONS UNDER
CAPITAL LEASES . . . . . . . . . . . . . . . .    145,911,595      148,531,256

SENIOR NOTE. . . . . . . . . . . . . . . . . .     21,239,444       24,418,571


SHAREHOLDERS' EQUITY
      Common stock -- $.50 stated value
         50,000,000 shares authorized --
         shares issued:  30,332,839 in 2003;
         30,332,839 in 2002. . . . . . . . . .     15,166,420       15,166,420
      Additional paid-in capital . . . . . . .    123,334,412      123,334,412
      Retained earnings. . . . . . . . . . . .     77,415,381       67,175,420
      Less:  Unamortized value of
               restricted shares. . . . .            (353,573)        (324,374)
             Treasury stock -- at cost
               3,305,549 shares in 2003;
               3,374,606 shares in 2002           (37,817,114)     (38,297,330)
                                                --------------  ---------------
      Total shareholders' equity . . . . . . .    177,745,526      167,054,548
                                                --------------  ---------------

                                                   $400,191,294     $395,894,989
                                                   ============     ============
See  accompanying  notes.

                                    THE STEAK N SHAKE COMPANY
                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           (UNAUDITED)


                                                    SIXTEEN                   TWENTY-EIGHT
                                                  WEEKS ENDED                  WEEKS ENDED
                                                 ------------                 -------------

                                            APRIL 9,      APRIL 10,      APRIL 9,      APRIL 10,
                                              2003          2002           2003          2002
                                          ------------  -------------  ------------  ------------

REVENUES
Net sales. . . . . . . . . . . . . . . .  $148,535,098  $ 139,250,562  $249,819,827  $239,126,026
Franchise fees . . . . . . . . . . . . .     1,137,072      1,040,608     1,907,102     1,909,994
Other - net. . . . . . . . . . . . . . .       515,197        476,356       978,137       817,846
                                          ------------  -------------  ------------  ------------
                                           150,187,367    140,767,526   252,705,066   241,853,866
                                          ------------  -------------  ------------  ------------

COSTS AND EXPENSES
Cost of sales. . . . . . . . . . . . . .    33,898,635     32,090,019    56,693,766    55,733,906
Restaurant operating costs . . . . . . .    73,276,094     68,224,060   125,018,375   117,723,000
General and administrative . . . . . . .    11,669,720     10,572,253    19,819,162    18,506,862
Depreciation and amortization. . . . . .     7,146,981      6,797,924    12,586,207    11,984,984
Marketing. . . . . . . . . . . . . . . .     6,209,846      5,259,706     9,865,496     8,515,162
Interest . . . . . . . . . . . . . . . .     3,523,234      3,583,502     6,738,632     6,857,980
Rent . . . . . . . . . . . . . . . . . .     3,349,028      3,307,739     4,951,520     4,789,182
Pre-opening costs. . . . . . . . . . . .       459,157        685,265     1,087,180     1,109,199
                                          ------------  -------------  ------------  ------------
                                           139,532,695    130,520,468   236,760,338   225,220,275
                                          ------------  -------------  ------------  ------------

EARNINGS BEFORE INCOME TAXES . . . . . .    10,654,672     10,247,058    15,944,728    16,633,591

INCOME TAXES . . . . . . . . . . . . . .     3,816,000      3,706,500     5,704,000     6,003,000
                                          ------------  -------------  ------------  ------------

NET EARNINGS . . . . . . . . . . . . . .  $  6,838,672  $   6,540,558  $ 10,240,728  $ 10,630,591
                                          ============  =============  ============  ============

NET EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
Basic. . . . . . . . . . . . . . . . . .  $        .25  $         .23  $        .38  $        .38
Diluted. . . . . . . . . . . . . . . . .  $        .25  $         .23  $        .38  $        .38

WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
Basic. . . . . . . . . . . . . . . . . .    27,011,227     27,981,902    26,982,998    28,050,198
Diluted. . . . . . . . . . . . . . . . .    27,019,027     28,179,059    27,007,785    28,198,227

See  accompanying  notes


                              THE STEAK N SHAKE COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                          TWENTY-EIGHT  WEEKS  ENDED
                                                          --------------------------

                                                          APRIL 9,       APRIL 10,
                                                            2003           2002
                                                        -------------  -------------
OPERATING ACTIVITIES
  Net earnings . . . . . . . . . . . . . . . . . . . .  $ 10,240,728   $ 10,630,591
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . .    12,586,207     11,984,984
      Provision for deferred income tax. . . . . . . .       (42,000)      (323,000)
      Changes in receivables and inventories . . . . .       100,804      2,793,435
      Changes in other assets. . . . . . . . . . . . .      (855,380)       376,867
      Changes in income taxes payable. . . . . . . . .    (1,604,168)     1,091,737
      Changes in accounts payable
       and accrued expenses. . . . . . . . . . . . . .      (187,725)     1,241,812
      Loss (gain) on disposal of property. . . . . . .       341,167        267,828
                                                        -------------  -------------
  Net cash provided by operating activities. . . . . .    20,579,633     28,064,254
                                                        -------------  -------------

INVESTING ACTIVITIES
   Additions of property and equipment . . . . . . . .   (17,839,966)   (16,971,243)
   Proceeds from sale of short term investments. . . .       170,934      3,500,000
  Net proceeds from sale/leasebacks and
    other disposals. . . . . . . . . . . . . . . . . .       745,749      1,657,957
                                                        -------------  -------------
  Net cash used in investing activities. . . . . . . .   (16,923,283)   (11,813,286)
                                                        -------------  -------------

FINANCING ACTIVITIES
   Principal payments on lease obligations . . . . . .    (2,559,288)    (1,408,635)
   Principal payments on long-term debt. . . . . . . .    (1,817,460)    (1,817,460)
   Proceeds from equipment and property leases . . . .             -     13,406,981
   Lease payments on subleased properties. . . . . . .             -       (222,788)
   Proceeds from exercise of stock options . . . . . .             -         13,959
   Proceeds from employee stock purchase plan. . . . .     1,254,655      1,049,275
   Treasury stock repurchases. . . . . . . . . . . . .      (988,439)    (7,386,975)
                                                        -------------  -------------
   Net cash provided by (used in) financing activities    (4,110,532)     3,634,357
                                                        -------------  -------------

INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .      (454,182)    19,885,325

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . .     5,286,311      8,715,136
                                                        -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . .  $  4,832,129   $ 28,600,461
                                                        =============  =============

See  accompanying  notes

                            THE STEAK N SHAKE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the Company, all adjustments (consisting of only normal recurring accruals) considered necessary to present fairly the consolidated financial position as of April 9, 2003, the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 9, 2003 and April 10, 2002 and the consolidated statements of cash flows for the twenty-eight weeks ended April 9, 2003 and April 10, 2002 have been included.

     The consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 9, 2003 and April 10, 2002 are not necessarily indicative of the consoli-dated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 25, 2002.

SEASONAL  ASPECTS

     The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes. Sales in these quarters can be adversely affected by severe winter weather.

STOCK-BASED  COMPENSATION

     The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                    SIXTEEN WEEKS ENDED

                                                  APRIL 9,     APRIL 10,
                                                    2003         2002
                                                 -----------  -----------
Net earnings as reported. . . . . . . . . . . .  $ 6,838,672  $ 6,540,558
Less pro forma compensation expense, net of tax      234,443      372,490
                                                 -----------  -----------
Proforma net earnings . . . . . . . . . . . . .  $ 6,604,229  $ 6,168,068
                                                 ===========  ===========

Basic earnings per share as reported. . . . . .  $       .25  $       .23
Pro forma basic earnings per share. . . . . . .  $       .24  $       .22

Diluted earnings per share as reported. . . . .  $       .25  $       .23
Pro forma diluted earnings per share. . . . . .  $       .24  $       .22



                                                 TWENTY-EIGHT WEEKS ENDED
                                                   APRIL 9,    APRIL 10,
                                                    2003          2002
                                                 -----------  -----------

Net earnings as reported. . . . . . . . . . . .  $10,240,728  $10,630,591
Less pro forma compensation expense, net of tax      512,329      731,348
                                                 -----------  -----------
Proforma net earnings . . . . . . . . . . . . .  $ 9,728,399  $ 9,899,243
                                                 ===========  ===========

Basic earnings per share as reported. . . . . .  $       .38  $       .38
Pro forma basic earnings per share. . . . . . .  $       .36  $       .35

Diluted earnings per share as reported. . . . .  $       .38  $       .38
Pro forma diluted earnings per share. . . . . .  $       .36  $       .35




FINANCIAL  INSTRUMENTS

     The fair value of cash and cash equivalents and short term investments approximate their carrying value due to their short-term maturities. Long-term investments consist principally of government debt securities that management has the intent and ability to hold until maturity. These securities, which mature in five years, are carried at amortized cost, which approximates fair market value. On May 1, 2003 held to maturity securities with a carrying value of $4,996,000 were called by the issuer and accordingly have been reclassified to short term investments in the April 9, 2003 statement of financial position.

EARNINGS  PER  SHARE

     Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share:

                              SIXTEEN WEEKS ENDED  TWENTY-EIGHT WEEKS ENDED

                              APRIL 9,   APRIL 10,    APRIL 9,   APRIL 10,
                                2003        2002        2003        2002
                             ----------  ----------  ----------  ----------
Basic earnings per share:
  Weighted average
  common shares . . . . . .  27,011,227  27,981,902  26,982,998  28,050,198
Diluted earnings per share:
  Weighted average
  common shares . . . . . .  27,011,227  27,981,902  26,982,998  28,050,198
Dilutive effect of
  stock options . . . . . .       7,800     197,157      24,787     148,029
                             ----------  ----------  ----------  ----------
Weighted average common
  and incremental shares. .  27,019,027  28,179,059  27,007,785  28,198,227
                             ----------  ----------  ----------  ----------

Options to purchase 1,358,153 and 473,974 shares of common stock were excluded from the calculations of diluted earnings per share for the sixteen weeks ended April 9, 2003 and April 10, 2002, respectively, as the options' exercise prices were greater than the fair value. Options to purchase 1,176,781 and 538,438 shares of common stock were excluded from the calculation of diluted earnings per share for the twenty-eight weeks ended April 9, 2003 and April 10, 2002, respectively, as the options' exercise prices were greater than the fair value.



CAPITAL  RESOURCES

     The Company recently concluded that it would not modify its existing finance leases to remove two clauses which prevent the use of sale and leaseback accounting. As of the end of the quarter ended April 9, 2003, the Company's two loan agreements had not been amended to reflect this decision. Subsequent to the end of the quarter, the Company 's loan agreements were amended to reflect the effect of this decision on a financial covenant in the loan agreements. Because the amendments were executed after the quarter ended April 9, 2003, the Company technically was in default of a financial covenant until the loan agreements were amended on May 21, 2003.



IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the consolidated financial statements.

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45") Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and the rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements in this interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of this statement did not have a material effect on the consolidated financial statements.

     In November 2002, the Emerging Issues Tasks Force (EITF) reached a consensus on EITF 02-16 Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF addresses the classification of cash consideration received from vendors in a reseller's consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The adoption of the recognition and measurement provisions of this statement did not have a material effect on the consolidated financial statements.


     In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements are included in the consolidated financial statements.

     On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN No. 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN No. 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The adoption of the recognition and measurement provisions of this statement did not have a material effect on the consolidated financial statements.




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


RESULTS  OF  OPERATIONS

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:


                                         SIXTEEN        TWENTY-EIGHT
                                       WEEKS ENDED       WEEKS ENDED
                                       -----------       -----------
                                     4/9/03  4/10/02   4/9/03  4/10/02
                                     ------  -------   ------  -------
REVENUES
     Net sales . . . . . . . . . .    98.9%    98.9%    98.9%    98.9%
     Franchise fees. . . . . . . .     0.8      0.8      0.8      0.8
     Other, net. . . . . . . . . .     0.3      0.3      0.3      0.3
                                    -------  -------  -------  -------
                                     100.0    100.0    100.0    100.0
                                    -------  -------  -------  -------
COSTS AND EXPENSES
     Cost of sales . . . . . . . .  22.8(1)  23.0(1)  22.7(1)  23.3(1)
     Restaurant operating costs. .  49.3(1)  49.0(1)  50.0(1)  49.2(1)
     General and administrative. .     7.8      7.5      7.8      7.7
     Depreciation and amortization     4.8      4.8      5.0      5.0
     Marketing . . . . . . . . . .     4.1      3.7      3.9      3.5
     Interest. . . . . . . . . . .     2.3      2.5      2.7      2.8
     Rent. . . . . . . . . . . . .     2.2      2.3      2.0      2.0
     Pre-opening costs . . . . . .     0.3      0.5      0.4      0.5
                                    -------  -------  -------  -------
                                      92.9     92.7     93.7     93.1
                                    -------  -------  -------  -------
EARNINGS BEFORE INCOME TAXES . . .     7.1      7.3      6.3      6.9

INCOME TAXES . . . . . . . . . . .     2.5      2.6      2.3      2.5
                                    -------  -------  -------  -------
NET EARNINGs . . . . . . . . . . .     4.6%     4.7%     4.0%     4.4%
                                    =======  =======  =======  =======

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.



COMPARISON OF SIXTEEN WEEKS ENDED APRIL 9, 2003 TO SIXTEEN WEEKS ENDED APRIL 10, 2002

Revenues

     Net  sales  increased  $9,284,000  to  $148,535,000, or 6.7%, due to a 4.7%
increase in the number of Company-operated Steak n Shake restaurants plus a 2.3% increase in same store sales. The increase in same store sales reflects a significant improvement in same store sales trend in comparison to a 4.0% decline reported in the first quarter. This turnaround is attributed to the system-wide acceptance of credit cards combined with increased television and promotional marketing. The increase in same store sales was due mostly to a 2.2% increase in check average, as customer counts were up slightly. The increase in check average is partially the result of a 1.08% weighted average menu price increase compared to the same period last year. The number of Company-operated Steak n Shake restaurants increased to 356 at April 9, 2003 as compared to 340 at April 10, 2002.


Costs  and  Expenses

     Cost of sales increased $1,809,000, or 5.6%, as a result of sales increases. As a percentage of net sales, cost of sales decreased to 22.8% from 23.0%, primarily as a result of the menu price increases.

     Restaurant operating costs increased $5,052,000, or 7.4%, primarily from the increased sales volume. Restaurant operating costs, as a percentage of net sales, increased to 49.3% from 49.0% primarily due to credit card processing fees associated with the system wide acceptance of credit cards during the quarter.

     General and administrative expenses increased $1,098,000, or 10.4%. As a percentage of revenues, general and administrative expenses increased to 7.8% from 7.5%. The increase is primarily due to increases in field staff to support new and growing markets and increased training department staffing.

     Rent expense increased $42,000, or 1.3%, primarily due to the assumption of a lease for a restaurant in a travel center in 2002.

     The $349,000, or 5.1%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2002.

     Marketing expense increased $950,000, or 18.1%. As a percentage of revenues, marketing expense increased to 4.1% from 3.7%. The increase was primarily due to the introduction of television marketing in the Cleveland and Kansas City markets and cable television advertising in the Indianapolis market and increased promotional marketing.

     Pre-opening costs decreased $226,000, or 33.0%, due to timing of new store openings in the second quarter of 2003 compared to the second quarter of 2002.

     Interest expense decreased $61,000 due to decreased average net borrowings under the Company's Senior Note Agreement.

Income  Taxes

     The Company's effective income tax rate decreased to 35.8% from 36.2% for the quarter ended April 9, 2003. The decrease in the effective rate is primarily due to decreasing the state income tax accrual to recognize certain state tax benefits not recognized in the prior year quarter. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

Net  Earnings

     Net earnings were $6,839,000 ($.25 per diluted share) up 4.5% compared to the prior year quarter.


COMPARISON OF TWENTY-EIGHT WEEKS ENDED APRIL 9, 2003 TO TWENTY-EIGHT WEEKS ENDED APRIL 10, 2002

Revenues

     Net  sales  increased  $10,694,000  to $249,820,000, or 4.5%, due to a 4.7%
increase in the number of Company-operated Steak n Shake restaurants partially offset by 0.1% decrease in same store sales. The decrease in same store sales was attributable to a 1.8% decrease in customer counts partially offset by a 1.7% increase in check average. The number of Company-operated Steak n Shake restaurants increased to 356 at April 9, 2003 as compared to 340 at April 10, 2002. The increase in check average is primarily the result of a 1.3% weighted average menu price increase.

Costs  and  Expenses

     Cost of sales increased $960,000, or 1.7%, primarily as a result of sales increases. As a percentage of net sales, cost of sales decreased to 22.7% from 23.3%, primarily as a result of menu price increases combined with decreases in beef and dairy costs.

     Restaurant operating costs increased $7,295,000, or 6.2%, primarily due to the increased sales volume. Restaurant operating costs, as a percentage of net sales, increased to 50.0% from 49.2% due to increases in fringe benefit costs, in particular group medical insurance costs, credit card processing fees associated with the system wide acceptance of credit cards and increases in property and liability insurance costs.

     General and administrative expenses increased $1,312,000, or 7.1%. As a percentage of revenues, general and administrative expenses increased to 7.8% from 7.7%. The increase is due in part to increases in field staff to support new and growing markets and increased training department staffing.

     Rent expense increased $163,000, or 3.4%, primarily due to ground leases entered into in 2002, the assumption of a lease for a restaurant in a travel center in 2002 and an increase in percentage rent.

     The $601,000, or 5.0%, increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2002.

     Marketing expense increased $1,350,000, or 15.8%. As a percentage of revenues, marketing expense increased to 3.9% from 3.5%, primarily due to the introduction of television marketing in the Cleveland and Kansas City markets in 2003, commencement of cable television advertising in the Indianapolis market in 2003 and increased television activity in the St. Louis, Chicago, Tampa and Nashville markets. Additionally, increased promotional activity over the prior year contributed to the increase in marketing expenses.

     Pre-opening costs decreased $22,000, or 2.0%, due to timing of new store openings.

     Interest expense decreased $119,000 primarily due to the scheduled paydown of the Company's Senior Note Agreement.


Income  Taxes

     The Company's effective income tax rate decreased to 35.8% from 36.1% for the twenty-eight weeks ended April 9, 2003. The decrease in the effective rate is primarily due to decreasing the state income tax accrual for the effects of state tax benefits not recognized in the prior year period. A valuation allowance against gross deferred tax assets has not been provided based upon the expectation of future taxable income.

Net  Earnings

          Net earnings were $10,241,000, ($.38 per share), down 3.7% compared to the prior year.



LIQUIDITY  AND  CAPITAL  RESOURCES

     Nine Steak n Shake restaurants, including one franchised Steak n Shake restaurant, were opened during the twenty-eight weeks ended April 9, 2003. Six Steak n Shake restaurants are currently under construction. For the twenty-eight weeks ended April 9, 2003, capital expenditures totaled $17,840,000 as compared to $16,971,000 for the comparable prior year period.

     The Company expects to open 13 Steak n Shake company-operated restaurants in fiscal year 2003. This level of expansion allows management to build field organizational quality while continuing its focus on improving each and every guest experience through hospitality initiatives, especially in newer markets; improving the depth of the field organization through improved recruitment and higher retention; enhancing training and staff development; and aggressively marketing the brand through unique differentiation marketing. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment approximates $1,700,000. The Company intends to fund capital expenditures, its stock repurchase program and meet working capital needs using existing resources and anticipated cash flows from operations.

     During the twenty-eight weeks ended April 9, 2003, cash provided by operations totaled $20,580,000, while cash generated from disposals of property totaled $746,000. In addition, proceeds from the sale of short term investments contributed $171,000. During the twenty-eight weeks ended April 10, 2002, cash provided by operations totaled $28,064,000, while cash generated by disposals of property totaled $1,658,000. Cash provided by operations decreased due to the timing of tax and vendor payments.

     Net cash used in financing activities for the twenty-eight weeks ended April 9, 2003, totaled $4,111,000 compared to providing $3,634,000 in the comparable prior period.

     As of April 9, 2003, the Company had outstanding borrowings of $26,561,000 under its Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement") and $75 million of additional capacity available. Borrowings under the Senior Note bear interest at an average fixed rate of 7.6%. On April 10, 2002, the Company had outstanding borrowings of $30,522,000.

     There were no borrowings under the Company's $30,000,000 Revolving Credit Agreement (the "Revolving Credit Agreement") on April 9, 2003 or April 10, 2002. The Company's Revolving Credit Agreement bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company. The Revolving Credit Agreement matures in January 2005. The Company's debt agreements contain restrictions which, among other things, require the Company to maintain certain financial ratios.

     The Company recently concluded that it would not modify its existing finance leases to remove two clauses which prevent the use of sale and leaseback accounting. As of the end of the quarter ended April 9, 2003, the Company's two loan agreements had not been amended to reflect this decision. Subsequent to the end of the quarter, the Company 's loan agreements were amended to reflect the effect of this decision on a financial covenant in the loan agreements. Because the amendments were executed after the quarter ended April 9, 2003, the Company technically was in default of a financial covenant until the loan agreements wee amended on May 21, 2003.

     The Company has a stock repurchase program that allows the purchase of up to 4,000,000 shares of its outstanding common stock. During the twenty-eight weeks ended April 9, 2003, the Company repurchased a total of 98,800 shares at a cost of $988,000. The repurchased shares will be used in part to fund the Company's Stock Option Plan, Capital Appreciation Plan and Employees' Stock Purchase Plan.


EFFECTS  OF  GOVERNMENTAL  REGULATIONS  AND  INFLATION

Since most of the Company's employees are paid hourly rates related to federal and state minimum wage laws, increases in the legal minimum wage directly increase the Company's operating costs. Inflation in food, labor and other operating costs directly affects the Company's operations.


IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the consolidated financial statements.

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45") Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and the rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements in this interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of this statement did not have a material effect on the consolidated financial statements.

     In November 2002, the Emerging Issues Tasks Force (EITF) reached a consensus on EITF 02-16 Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF addresses the classification of cash consideration received from vendors in a reseller's consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The adoption of the recognition and measurement provisions of this statement did not have a material effect on the consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements are included in the consolidated financial statements.

     On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN No. 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN No. 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The adoption of the recognition and measurement provisions of this statement did not have a material effect on the consolidated financial statements.


RISKS  ASSOCIATED  WITH  FORWARD-LOOKING  STATEMENTS

     Under the safe harbor provision of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements, or projections made by the Company including those made in this report, are based on management's expectations at the time they are made, but they are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect the Company's operations and prospects are discussed above and in the Company's most recent report on Form 10K filed with the Securities and Exchange Commission.



ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At April 9, 2003, a hypothetical 100 basis point increase in short-term interest rates would have had an immaterial impact on the Company's earnings.


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





                           PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

At the annual meeting of shareholders of The Steak n Shake Company (the "Company") held February 12, 2003, the following actions were taken:

1. Nine directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified, as follows:


Name. . . . . . . . .  Votes For   Abstentions
---------------------  ----------  -----------
S. Sue Aramian. . . .  23,050,067    1,052,662
Alan B. Gilman. . . .  19,889,751    4,212,978
Stephen Goldsmith . .  23,386,319      716,410
E. W. Kelley. . . . .  19,915,136    4,187,593
Charles E. Lanham . .  23,552,015      550,714
Ruth J. Person. . . .  23,638,319      464,240
J. Fred Risk. . . . .  23,114,637      988,092
John W. Ryan. . . . .  23,550,016      552,713
James Williamson, Jr.  23,112,438      990,291


2.     The  2003  Director  Stock  Option  Plan  was  approved  as  follows:

                   Votes for     Votes Against     Abstentions
                   ---------     -------------     -----------
                  20,859,904         2,540,002         702,823




ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits
     --------

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


         4.03 Amendment No. 1 to Amended and Restated Note Purchase Agreement by and between The Steak n Shake Company and The Prudential Insurance Company of America dated as of December 18, 2002 related to the $75,000,000senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.03 to the Registrant's Form 10-K Report for the year ended September 25,
               2002).


         4.04 Rights Agreement dated as of May 16, 2001 between The Steak n Shake Company and Computershare Investor Services, LLC, as Rights Agent (Incorporated by reference to Exhibit 4.01 to The Steak n Shake Company's current report on Form 8-K filed May 17, 2001).


     (9)       No  exhibit.

   (10)10.01 Consultant Agreement by and between James Williamson, Jr. and the Registrant dated November 20, 1990. (Incorporated by reference to
               Exhibit 19.5 to the Registrant's Form 10-Q Report for the fiscal quarter July 1, 1992).


       10.02 Letter from the Registrant to Alan B. Gilman dated June 27, 1992. (Incorporated by reference to Exhibit 19.13 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 1, 1992).


       10.03 Retirement Agreement by and between S. Sue Aramian and the Registrant dated August 15, 2001. (Incorporated by reference to
               Exhibit 10.05 to the Registrant's Form 10-K Report for the year ended September 26, 2001).


       10.04 Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).


       10.05 Consolidated Products, Inc. 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).


       10.06 Amendment No.1 to The Steak n Shake Company (formerly Consolidated products, Inc.) 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).


       10.07 Consolidated Products, Inc. 1997 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).


       10.08 Form of option agreement related to 1999 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 200.)


       10.09 Form of option agreement related to 2000 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q Report for the fiscal quarter ended July 5, 2000).


       10.10 Form of option agreement related to 2002 Nonemployee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-Q Report for the fiscal quarter ended December 19, 2001).


       10.11 2003 Director Stock Option Plan (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 20, 2002 related to the 2003 Annual Meeting of Shareholders).

       10.12 Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 16, 2001, relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K Report for the year ended September 26, 2001).


       10.13 First Amendment to Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated October 17, 2002 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended September 25, 2002).


       10.14 Second Amendment to Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 18, 2002 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.16 to the Registrant's Forms 10-K for the year ended September 25, 2002).


       10.15 The Steak N Shake Company Incentive Plan approved by the Company's Board of Directors on February 12, 2003.


       10.16 Amendment No. 2 dated May 21, 2003 to Amended and Restated Note Purchase and Private Shelf Agreement dated September 20, 2002.

       10.17 Third Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated May 22, 2003 related to a $30,000,000 revolving line of credit.

       99.1    Certification  of  Chief  Executive  Officer.

       99.2    Certification  of  Chief  Financial  Officer.


 (b)     Reports  on  Form  8-K.
         -----------------------
         A  report  on  Form  8-K was filed on February 19, 2003 (Item 4).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2003.


                                                       THE STEAK N SHAKE COMPANY
                                                                    (Registrant)

                                                           /s/     John E. Hiatt
                                                           ---     -------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) for the registrant and have:

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



     Date:  May  23,  2003

     /s/  Alan  B.  Gilman
     ---------------------
     Alan  B.  Gilman
     Chief  Executive  Officer

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


     Date:  May  23,  2003

     /s/  James  W.  Bear
     --------------------
     James  W.  Bear
     Senior  Vice  President  and
     Chief  Financial  Officer






EXHIBIT  10.15
--------------
                                     Summary
                                       Of
                           The Steak n Shake Company's
                          Executive Incentive Bonus Plan

The Steak n Shake Company (the "Company") maintains a Cash Incentive Bonus Plan (the "Plan") for its Executives. Eligibility to participate in the Plan is determined by the Company's Board of Directors. The Plan provides for an additional cash incentive for participants based on the Company's performance. In setting the basis for the award of a bonus under the Plan, the Board reviews Management's plans for the Company's growth and profitability and determines criteria for bonus awards, including the bonus percentage level for each Executive. The Board then sets a standard for the level of attainment of financial performance objectives by the Company for awards to be made under the Plan. The Company's new bonus plan for the current fiscal year focuses on absolute growth in same store sales and earnings before interest and income taxes as performance measures.




EXHIBIT  10.16
--------------

The  Steak  N  Shake  Company
500  Century  Building
36  South  Pennsylvania  Street
Indianapolis,  Indiana  46204
Attention:  Chief  Financial  Officer

Dated  May  21,  2003

     Re:     Amendment  No.  2  to  Amended  and  Restated  Note  Purchase
     and  Private  Shelf  Agreement  dated  as  of  September  20,  2002
     -------------------------------------------------------------------

Ladies  and  Gentlemen:

     Reference is made to that certain Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 20, 2002 (as amended from time to time, the "Note Agreement") between The Steak N Shake Company, an Indiana corporation (the "Company") and The Prudential Insurance Company of America ("Prudential") and each Prudential Affiliate which may become a party thereto in accordance with the terms thereof, pursuant to which the Company issued and sold and Prudential purchased the Company's senior fixed rate notes from time to time. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Note Agreement.

     Pursuant to the request of the Company and in accordance with the provisions of paragraph 11C of the Note Agreement, the parties hereto agree as follows:

   SECTION 1. AMENDMENT. From and after the date this letter becomes effective in accordance with its terms, the Note Agreement is amended as follows:

     1.1 The proviso appearing at the end of paragraph 6C(2) [Debt] of the Note Agreement is deleted in its entirety and the following is hereby substituted therefor:

     "provided that for each period of four (4) consecutive fiscal quarters commencing with the period of four (4) consecutive fiscal quarters ending on (or nearest to) September 30, 2002, the Company shall, at all times maintain a ratio of Debt to EBITDA (the "LEVERAGE RATIO") not to exceed the ratios set forth below:

Fiscal  Quarter  End
Ending  Nearest  To                              Ratio
-------------------                              -----
September  30,  2002                        2.75  to  1:00

December  31,  2002                         2.75  to  1:00

March  31,  2003                            2.75  to  1:00

June  30,  2003                             2.75  to  1:00

September  30,  2003  and  each  fiscal
 quarter  thereafter                        2.00  to  1:00".


   SECTION 2. CONDITION PRECEDENT. This letter shall become effective as of the date first written above upon (i) the return by the Company to Prudential of a counterpart hereof duly executed by the Company and Prudential and (ii) the execution of a similar amendment conforming the Company's bank agreement to the terms of this amendment in form and substance acceptable to the Required Holder(s). This letter should be returned to Prudential Capital Group, Two Prudential Plaza, Suite 5600, Chicago, Illinois 60601, Attn.: Wiley S. Adams.

   SECTION 3. REFERENCE TO THE EFFECT ON NOTE AGREEMENT. Upon the effectiveness of this letter, each reference to the Note Agreement in any other document, instrument or agreement shall mean and be a reference to the Note Agreement as modified by this letter. Except as specifically set forth in
Section 1 hereof, the Note Agreement shall remain in full force and effect and is hereby ratified and confirmed in all respects.

   SECTION  4.   GOVERNING LAW.  THIS LETTER SHALL BE CONSTRUED AND ENFORCED
IN ACCORDANCE WITH, AND THE RIGHTS OF THE PARTIES SHALL BE GOVERNED BY, THE LAW OF THE STATE OF ILLINOIS (EXCLUDING ANY CONFLICTS OF LAW RULES WHICH WOULD OTHERWISE CAUSE THIS AGREEMENT TO BE CONSTRUED OR ENFORCED IN ACCORDANCE WITH, OR THE RIGHTS OF THE PARTIES TO BE GOVERNED BY, THE LAWS OF ANY OTHER JURISDICTION).

   SECTION 5. COUNTERPARTS; SECTION TITLES. This letter may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which when taken together shall constitute but one and the same instrument. The section titles contained in this letter are and shall be without substance ,meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.


                         Very  truly  yours,


                         THE  PRUDENTIAL  INSURANCE
                            COMPANY  OF  AMERICA


                         By:_/s/_Mathew_Douglas_________
                         Name: Mathew Douglas
                         Title: Vice President


Agreed  and  accepted:

THE  STEAK  N  SHAKE  COMPANY

By:_/s/_James_W._Bear____
Name: James W. Bear
Title: Senior Vice President, CFO





EXHIBIT  10.17
--------------

                       THIRD AMENDMENT TO CREDIT AGREEMENT


     THE STEAK N SHAKE COMPANY, an Indiana corporation (the "Company") and FIFTH THIRD BANK, INDIANA (CENTRAL), a national banking association with its principal office in Indianapolis, Indiana (the "Bank"), being parties to that certain Credit Agreement dated as of November 16, 2001, as previously amended (collectively, the "Agreement") agree to amend the Agreement by this Third Amendment to Credit Agreement (this "Amendment") as follows.


     1. DEFINITIONS. All defined terms used herein not otherwise defined in this Amendment shall have their respective meanings set forth in the Agreement. In addition, the following new definition is hereby added to Section 1 of the Agreement as follows:

     C     "THIRD AMENDMENT"  means  that  certain  agreement  entitled  "First
Amendment to Credit Agreement" entered into by and between the Company and the Bank dated as of May 21, 2003, for the purpose of amending this Agreement.

     2. RATIO OF FUNDED DEBT TO EBITDA. Section 5(g)(i) of the Agreement is hereby amended and restated in its entirety as follows:

           (i) MAXIMUM RATIO OF FUNDED DEBT TO EBITDA. For each period of four (4) consecutive fiscal quarters commencing with the period of four (4) consecutive fiscal quarters ending on April 9, 2003, maintain a ratio of Funded Debt to EBITDA of not more than 2.75 to 1.00.

     3. REPRESENTATIONS AND WARRANTIES. In order to induce the Bank to enter into this Amendment, the Company affirms that the representations and warranties contained in the Agreement are correct as of the date of this Amendment, except that (i) they shall be deemed to also refer to this Amendment as well as all documents named herein and, (ii) Section 3(d) of the Agreement shall be deemed also to refer to the most recent audited and unaudited financial statements of the Company delivered to the Bank.

     4. EVENTS OF DEFAULT. The Company certifies to the Bank that no Event of Default or Unmatured Event of Default under the Agreement, as amended by this Amendment, has occurred and is continuing as of the date of this Amendment, except as specifically waived herein.

     5. CONDITIONS PRECEDENT. As conditions precedent to the effectiveness of this Amendment, the Bank shall have received the following contemporaneously with execution and delivery of this Amendment, each duly executed, dated and in form and substance satisfactory to the Bank:

       (i)     This  Amendment.

      (ii) A copy of a Resolutions of the Board of Directors of the Company authorizing the execution, delivery and performance, respectively, of this Amendment and the other Loan Documents provided for in this Amendment to which the Company is a party certified by the Secretary of the Board of Directors of the Company as being in full force and effect and duly adopted.


      (iii) The Certificate of the Secretary of the Board of Directors of the Company certifying the names of the officer or officers authorized to sign this Amendment and the other Loan Documents provided for in this Amendment to which the Company is a party, together with a sample of the true signature of each such officer.


     6. PRIOR AGREEMENTS. The Agreement, as amended by this Amendment, supersedes all previous agreements and commitments made or issued by the Bank with respect to the Loans and all other subjects of this Amendment, including, without limitation, any oral or written proposals which may have been made or issued by the Bank.

     7. EFFECT OF AMENDMENT. The provisions contained herein shall serve to supplement and amend the provisions of the Agreement. To the extent that the terms of this Amendment conflict with the terms of the Agreement, the provisions of this Amendment shall control in all respects.

     8. REAFFIRMATION. Except as expressly amended by this Amendment, all of the terms and conditions of the Agreement shall remain in full force and effect as originally written and as previously amended.

     9.     COUNTERPARTS.   This  Amendment  may  be  executed  in any number of
counterparts, each of which shall be an original and all of which when taken together shall be one and the same agreement.


     IN WITNESS WHEREOF, the Company and the Bank by their respective duly authorized officers have executed and delivered in Indiana this Third Amendment Credit Agreement as of May 21, 2003.



                                   THE STEAK N SHAKE COMPANY, an Indiana corporation



                                   By:  __/s/_James_W._Bear___
                                   James  W.  Bear,  Senior  Vice  President and
                                   Chief  Financial  Officer



                                   FIFTH THIRD BANK, INDIANA (CENTRAL), a national banking association



                                   By: __/s/_Andrew H. Cardimen____
                                   Andrew  M.  Cardimen,  Vice  President
                                   Exhibit  99.1
                                   May 21, 2003





EXHIBIT  99.1
-------------


     I, Alan B. Gilman, the Chief Executive Officer of The Steak n Shake Company, certify that (i) the Quarterly Report on Form 10-Q for the quarter ended April 9, 2003, (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The Steak n Shake Company as of the dates and for the periods set forth therein.




                                           /s/  Alan  B.  Gilman
                                           ---------------------
                                           Alan  B.  Gilman
                                           Chief  Executive  Officer
                                           May  23,  2003



EXHIBIT  99.2
-------------

     I, James W. Bear, the Senior Vice President and Chief Financial Officer of The Steak n Shake Company, certify that (i) the Quarterly Report on Form 10-Q for the quarter ended April 9, 2003, (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of The
Steak  n  Shake  Company  as of the dates and for the periods set forth therein.


                                           /s/  James  W.  Bear
                                           --------------------
                                           James  W.  Bear
                                           Senior  Vice  President  and
                                           Chief  Financial  Officer
                                           May  23,  2003