Form 10-Q
period 2003-07-02
STEAK & SHAKE CO
filed 2003-08-15
CIK 93859

2


                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q



   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED JULY 2, 2003


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





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes [ X ] [ No ]


     Number  of shares of Common Stock outstanding at August 1, 2003: 27,047,058






The  Index  to  Exhibits  is  located  at  Page  16.           Total  Pages  20




                            THE STEAK N SHAKE COMPANY

                                      INDEX


                                                                      Page  No.
                                                                     ----------
PART  I.  FINANCIAL  INFORMATION

     ITEM  1.  FINANCIAL  STATEMENTS

       Condensed  Consolidated Statements of Financial Position as of July 2,
         2003 (Unaudited)  and  September  25,  2003  . . . . . . . . . . . . 3

       Condensed  Consolidated  Statements  of  Earnings  (Unaudited) for the
         Twelve and Forty Weeks Ended July 2, 2003 and July 3, 2002 . . . . . 5

       Condensed  Consolidated  Statements  of Cash Flows (Unaudited) for the
         Forty  Weeks Ended  July  2,  2003  and  July  3,  2002 . . . . . . .6

          Notes to Condensed Consolidated Financial Statements (Unaudited). . 7

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
       CONDITION  AND  RESULTS  OF  OPERATIONS . . . . . . . . . . . . . . . 10

     ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES
       ABOUT  MARKET  RISK . . . . . . . . . . . . . . . . . . . . . . . . . 15

     ITEM  4.  CONTROLS  AND  PROCEDURES . . . . . . . . . . . . . . . . . . 15

PART  II.  OTHER  INFORMATION

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K . . . . . . . . . . 16

                         PART I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                            THE STEAK N SHAKE COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                   JULY 2,       SEPTEMBER 25,
                                                    2003             2002
                                               ---------------  ---------------
                                                  (UNAUDITED)
ASSETS:
CURRENT ASSETS
  Cash, including cash equivalents
    of $15,670,000 in 2003 and
    $3,225,000 in 2002                         $   17,666,338   $    5,286,311
  Short term investments                              440,000          611,092
  Receivables, net                                  3,635,681        2,955,049
  Inventories                                       5,632,090        5,206,161
  Deferred income taxes                             2,764,000        2,764,000
  Other current assets                                945,557        1,805,111
                                               ---------------  ---------------
  Total current assets                             31,083,666       18,627,724
                                               ---------------  ---------------

PROPERTY AND EQUIPMENT
  Land                                            134,549,738      128,354,629
  Buildings                                       131,383,594      125,113,260
  Leasehold improvements                           91,361,393       86,764,055
  Equipment                                       141,533,465      134,277,901
  Construction in progress                          5,870,131       11,995,758
                                               ---------------  ---------------
                                                  504,698,321      486,505,603
  Less accumulated depreciation
    and amortization                             (140,773,469)    (126,783,897)
                                               ---------------  ---------------
  Net property and equipment                      363,924,852      359,721,706
                                               ---------------  ---------------

NET LEASED PROPERTY                                 3,801,276        4,079,558

OTHER ASSETS
   Long term investments                            5,001,280        9,996,281
   Other assets                                     4,740,493        2,035,683
   Intangible assets                                1,342,112        1,434,037
                                               ---------------  ---------------
   Total other assets                              11,083,885       13,466,001
                                               ---------------  ---------------
                                               $  409,893,679   $  395,894,989
                                               ===============  ===============
See accompanying notes

                                                   JULY 2,      SEPTEMBER 25,
                                                    2003             2002
                                              ---------------  ---------------
                                                (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
   Accounts payable                            $   14,819,329   $   14,695,102
   Accrued expenses                                29,952,720       28,387,780
   Current portion of senior note                   5,321,984        3,960,317
   Current portion of obligations
      under capital leases                          3,363,030        3,248,277
                                               ---------------  ---------------
   Total current liabilities                       53,457,063       50,291,476
                                               ---------------  ---------------
DEFERRED INCOME TAXES                               5,020,000        5,062,000

DEFERRED CREDITS                                      127,779          537,138

OBLIGATIONS UNDER
CAPITAL LEASES                                    145,049,899      148,531,256

SENIOR NOTE                                        21,239,444       24,418,571


SHAREHOLDERS' EQUITY
      Common stock -- $.50 stated value
         50,000,000 shares authorized --
         shares issued:  30,332,839 in 2003;
         30,332,839 in 2002                        15,166,420       15,166,420
      Additional paid-in capital                  123,334,412      123,334,412
      Retained earnings                            84,504,751       67,175,420
      Less:  Unamortized value of
                    restricted shares . . . .        (274,373)        (324,374)
                Treasury stock -- at cost
                   3,288,708 shares in 2003;
                    3,374,606 shares in 2002.     (37,731,716)     (38,297,330)
                                               ---------------  ---------------
      Total shareholders' equity. . . . . . .     184,999,494      167,054,548
                                               ---------------  ---------------

                                                 $409,893,679     $395,894,989
                                                 ============     ============
See  accompanying  notes


                                    THE STEAK N SHAKE COMPANY
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           (UNAUDITED)


                                                    TWELVE                      FORTY
                                                  WEEKS ENDED                WEEKS ENDED
                                          --------------------------  --------------------------

                                             JULY 2,       JULY 3,       JULY 2,       JULY 3,
                                              2003          2002          2003          2002
                                          ------------  ------------  ------------  ------------

REVENUES
Net sales                                 $120,348,440  $107,514,013  $370,168,267  $346,640,039
Franchise fees                                 920,086       898,704     2,827,188     2,808,698
Other - net                                    412,903       505,072     1,391,040     1,322,917
                                          ------------  ------------  ------------  ------------
                                           121,681,429   108,917,789   374,386,495   350,771,654
                                          ------------  ------------  ------------  ------------

COSTS AND EXPENSES
Cost of sales                               27,579,047    24,841,922    84,272,813    80,575,826
Restaurant operating costs                  58,454,340    51,434,884   183,472,715   169,157,884
General and administrative                   9,190,225     7,940,490    29,009,387    26,447,351
Depreciation and amortization                5,754,506     5,367,233    18,340,713    17,352,218
Marketing                                    4,270,375     3,732,115    14,135,871    12,247,277
Interest                                     3,365,812     3,364,261    10,104,444    10,222,240
Rent                                         1,632,562     1,654,768     6,584,082     6,443,950
Pre-opening costs                              375,196       383,242     1,462,376     1,492,441
                                          ------------  ------------  ------------  ------------
                                           110,622,063    98,718,915   347,382,401   323,939,187
                                          ------------  ------------  ------------  ------------

EARNINGS BEFORE INCOME TAXES                11,059,366    10,198,874    27,004,094    26,832,467

INCOME TAXES                                 3,970,000     3,687,500     9,674,000     9,690,500
                                          ------------  ------------  ------------  ------------

NET EARNINGS                              $  7,089,366  $  6,511,374  $ 17,330,094  $ 17,141,967
                                          ============  ============  ============  ============

NET EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
Basic                                     $        .26  $        .23  $        .64  $        .61
Diluted                                   $        .26  $        .23  $        .64  $        .61

WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
Basic                                       27,030,336    27,802,589    26,997,199    27,975,915
Diluted                                     27,178,997    28,029,028    27,059,148    28,147,467

See  accompanying  notes


                              THE STEAK N SHAKE COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                             FORTY  WEEKS  ENDED
                                                        ----------------------------

                                                           JULY 2,        JULY 3,
                                                            2003           2002
                                                        -------------  -------------
OPERATING ACTIVITIES
  Net earnings                                          $ 17,330,094   $ 17,141,967
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                       18,340,713     17,352,218
      Provision for deferred income tax                      (42,000)    (1,313,500)
      Changes in receivables and inventories              (1,106,561)      (593,533)
      Changes in other assets                             (1,850,260)      (237,727)
      Changes in accounts payable
       and accrued expenses                                2,059,205      7,907,083
      Loss on disposals of property and equipment            508,711        174,654
                                                        -------------  -------------
  Net cash provided by operating activities               35,239,902     40,431,162
                                                        -------------  -------------

INVESTING ACTIVITIES
  Additions of property and equipment                    (23,944,266)   (27,687,487)
  Proceeds from sale of short-term investments               171,092      3,500,000
  Purchase of short-term investments                                       (528,641)
  Purchase of long-term investments                                     (10,000,000)
  Proceeds from long-term investments called               5,000,000
  Net proceeds from disposals of property and
    Equipment                                                745,749      1,418,101
                                                        -------------  -------------
  Net cash used in investing activities                  (18,027,425)   (33,298,027)
                                                        -------------  -------------

FINANCING ACTIVITIES
   Principal payments on lease obligations                (3,366,604)      (899,789)
   Principal payments on long-term debt                   (1,817,460)    (1,817,460)
   Proceeds from equipment and property leases                           13,461,567
   Proceeds from exercise of stock options                    85,419        120,975
   Proceeds from employee stock purchase plan              1,254,634      1,049,275
   Treasury stock repurchases                               (988,439)   (10,075,836)
                                                        -------------  -------------
   Net cash provided by (used in) financing activities    (4,832,450)     1,838,732
                                                        -------------  -------------

INCREASE IN CASH AND CASH EQUIVALENTS                     12,380,027      8,971,867

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             5,286,311      8,715,136
                                                        -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 17,666,338   $ 17,687,003
                                                        =============  =============

See  accompanying  notes

                            THE STEAK N SHAKE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the Company, all adjustments considered necessary to present fairly the consolidated financial position as of July 2, 2003, the consolidated statements of earnings for the twelve and forty weeks ended July 2, 2003 and July 3, 2002, and the consolidated statements of cash flows for the forty weeks ended July 2, 2003 and July 3, 2002 have been included.

     The consolidated statements of earnings for the twelve and forty weeks ended July 2, 2003 and July 3, 2002 are not necessarily indicative of the consoli-dated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 25, 2002.


SEASONAL  ASPECTS

     The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes. Sales in these quarters can be adversely affected by severe winter weather.


STOCK-BASED  COMPENSATION

   The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     TWELVE WEEKS ENDED
                                                    JULY 2,       JULY 3,
                                                     2003          2002
                                                 ------------  ------------
Net earnings as reported                         $ 7,089,366   $ 6,511,374
Less pro forma compensation expense, net of tax     (257,264)     (590,674)
                                                 ------------  ------------
Proforma net earnings                            $ 6,832,102   $ 5,920,700
                                                 ============  ============

Basic earnings per share as reported             $       .26   $       .23
Pro forma basic earnings per share               $       .25   $       .21

Diluted earnings per share as reported           $       .26   $       .23
Pro forma diluted earnings per share             $       .25   $       .21


                                                     FORTY WEEKS ENDED
                                                   JULY 2,        JULY 3,
                                                     2003          2002
                                                 ------------  ------------

Net earnings as reported                         $17,330,094   $17,141,967
Less pro forma compensation expense, net of tax     (766,186)   (1,322,022)
                                                 ------------  ------------
Proforma net earnings                            $16,563,908   $15,819,945
                                                 ============  ============

Basic earnings per share as reported             $       .64   $       .61
Pro forma basic earnings per share               $       .61   $       .57

Diluted earnings per share as reported           $       .64   $       .61
Pro forma diluted earnings per share             $       .61   $       .56


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


EARNINGS  PER  SHARE

     Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by SFAS No. 128, Earnings Per Share:

                                    TWELVE WEEKS ENDED     FORTY WEEKS ENDED

                                    JULY 2,     JULY 3,     JULY 2,     JULY 3,
                                     2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------
Basic earnings per share:
  Weighted average common shares  27,030,336  27,802,589  26,997,199  27,975,915
Diluted earnings per share:
  Weighted average common shares  27,030,336  27,802,589  26,997,199  27,975,915
Diluted effect of stock options.     148,661     226,439      61,949     171,552
                                  ----------  ----------  ----------  ----------
  Weighted average common
    and incremental shares . . .  27,178,997  28,029,028  27,059,148  28,147,467
                                  ==========  ==========  ==========  ==========

Options to purchase 767,446 and 580,942 shares of common stock were excluded from the calculations of diluted earnings per share for the twelve weeks ended July 2, 2003 and July 3, 2002, respectively, as the options' exercise prices were greater than their fair values. Options to purchase 1,053,363 and 551,189 shares of common stock were excluded from the calculation of diluted earnings per share for the forty weeks ended July 2, 2003 and July 3, 2002, respectively, as the options' exercise prices were greater than their fair values.



INTANGIBLE  ASSETS

     Intangible assets subject to amortization pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, consist of "a right to operate" and is summarized below:

                                     JULY 2, 2003           SEPTEMBER 25, 2002
                                     ------------          -------------------
Gross carrying amount                  $1,480,000                   $1,480,000
Less accumulated amortization            (137,888)                     (45,963)
                                      -----------                 ------------
Net intangible assets                  $1,342,112                   $1,434,037
                                       ==========                   ==========

     Amortization expense for the twelve weeks and forty weeks periods was $27,578 and $91,925, respectively. Annual amortization expense for each of the next five fiscal years is estimated to be approximately $119,500.


IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107 and the rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements in this interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of this statement did not have a material effect on the consolidated financial statements.

     In November 2002, the EITF reached a consensus on EITF 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF 02-16 addresses the classification of cash consideration received from vendors in a reseller's consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The adoption of this statement did not have a material effect on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements of this statement are included in the consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objective of FIN 46 is to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The adoption of this statement did not have a material effect on the consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use its judgement to make estimates and assumptions that can have a material impact on the results of operations and reported amounts of assets and liabilities. The Company evaluates its assumptions and estimates on an ongoing basis based on historical experience and various other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes that of its significant accounting policies, the following policies involve a higher degree of risk, judgement and/or complexity.

Property  and  Equipment

     Property and equipment are recorded at cost with depreciation and amortization being recognized on the straight-line method over the estimated useful lives of the assets (15 to 25 years for building and land improvements, 5 to 10 years for restaurant equipment, and the shorter of the estimated useful lives on improvements or the lease term for leasehold improvements). The Company reviews each restaurant for impairment when events or circumstances indicate it might be impaired. The Company tests for impairment by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss is recognized in earnings.

Revenue  Recognition

     The Company records revenues from restaurant sales upon performance of services. Revenues from franchise and development fees are recorded when the related restaurant begins operations. Royalty fees based on franchise sales are recognized as revenue in the month earned based on the accrual basis of accounting. Gift certificate revenues are deferred until the certificates are redeemed at the restaurants upon performance of services.

Insurance  Reserves

     The Company self-insures a significant portion of expected losses under its workers' compensation, general liability, and auto liability insurance programs. The Company purchases reinsurance for individual and aggregate claims that exceed predetermined limits. The Company records a liability for all unresolved claims and its estimate of incurred but not reported claims at the anticipated cost to the Company. The liability estimate is based on information received from third party administrators and insurance companies, combined with management's judgments regarding frequency and severity of claims, claims development history and settlement practices.

Income  Taxes

     The Company records deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Management records deferred tax assets to the extent it believes there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets will be unable to be utilized, management will record a valuation allowance against the unrealizable amount, and record that amount as a charge against earnings.



RESULTS  OF  OPERATIONS

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

                                         TWELVE            FORTY
                                       WEEKS ENDED      WEEKS ENDED
                                    ----------------   ---------------
                                    7/2/03    7/3/02   7/2/03   7/3/02
                                    ------    ------   ------   ------
REVENUES
     Net sales                        98.9%    98.7%    98.9%    98.8%
     Franchise fees                    0.8      0.8      0.7      0.8
     Other, net                        0.3      0.5      0.4      0.4
                                    -------  -------  -------  -------
                                     100.0    100.0    100.0    100.0

COSTS AND EXPENSES
     Cost of sales                  22.9(1)  23.1(1)  22.8(1)  23.2(1)
     Restaurant operating costs     48.6(1)  47.8(1)  49.6(1)  48.8(1)
     General and administrative        7.6      7.3      7.7      7.5
     Depreciation and amortization     4.7      4.9      4.9      4.9
     Marketing                         3.5      3.4      3.8      3.5
     Interest                          2.8      3.1      2.7      2.9
     Rent                              1.3      1.5      1.8      1.8
     Pre-opening costs                 0.3      0.4      0.4      0.4
                                    -------  -------  -------  -------
                                      90.9     90.6     92.8     92.4


EARNINGS BEFORE INCOME TAXES           9.1      9.4      7.2      7.6

INCOME TAXES                           3.3      3.4      2.6      2.8
                                    -------  -------  -------  -------
NET EARNINGS                           5.8%     6.0%     4.6%     4.9%
                                    =======  =======  =======  =======

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.


COMPARISON OF TWELVE WEEKS ENDED JULY 2, 2003 TO TWELVE WEEKS ENDED JULY 3, 2002

Revenues

     Net  sales  increased  $12,834,000  (11.9%)  to $120,348,000 due to an 8.0%
increase in same store sales and a 4.7% increase in the number of Company-operated Steak n Shake restaurants. The 8.0% increase in same store sales reflects significant improvement over the same period in the prior year in which same store sales decreased 1.9%. This improvement is primarily attributed to strong shake sales from increased promotional marketing combined with the acceptance of credit cards late in the first quarter of this fiscal year and commencement of television advertising in six additional markets. Also impacting same store sales was a 2.1% increase in check average, and a 5.9% increase in customer counts. The increase in check average results primarily from a 1.15% weighted average menu price increase compared to the same period in the prior year and the acceptance of credit cards. The number of Company-operated Steak n Shake restaurants increased to 358 at July 2, 2003, compared to 343 at July 3, 2002.

Costs  and  Expenses

     Cost of sales increased $2,737,000 (11.0%) to $27,579,000 primarily due to increased net sales. Cost of sales as a percentage of net sales decreased to 22.9% from 23.1%, primarily as a result of menu price increases and decreases in beef and dairy costs compared to the same period in the prior year.

     Restaurant operating costs increased $7,019,000 (13.6%) to $58,454,000 due to increased net sales and an increased number of Company-operated Steak n Shake restaurants. Restaurant operating costs as a percentage of net sales increased to 48.6% from 47.8%, primarily due to credit card processing fees which were not incurred in the same period in the prior year, an increase in field management incentive bonuses resulting from increased same store sales, and increases in most lines of insurance due to market conditions.

     General and administrative expenses increased $1,250,000 (15.7%) to $9,190,000, and as a percentage of revenue increased to 7.6% from 7.3% in the same period in the prior year. The increase in general and administrative expenses is attributable to incremental investments in consumer research, mystery shopping, training, and new market development.

     Depreciation and amortization expense increased $388,000 (7.2%) to $5,755,000 principally from property and equipment additions due to opening new Company-operated Steak n Shake restaurants.

     Marketing expense increased $538,000 (14.4%) to $4,270,000, and as a percentage of revenue increased to 3.5% from 3.4% in the same period in the prior year. The increase is primarily attributable to additional television marketing in the Jacksonville, Mobile, Lexington and Zanesville markets, combined with increased promotional marketing.

     Pre-opening costs remained consistent with the prior year primarily due to the opening of three new Company-operated Steak n Shake restaurants in both periods.

Income  Taxes

     The Company's effective income tax rate decreased to 35.9% from 36.2% in the same period in the prior year, primarily due to lower state income taxes.

Net  Earnings

     Net earnings for the period were $7,089,000 ($.26 per diluted share) compared to $6,511,000 in the same period in the prior year, primarily due to the items listed above.


COMPARISON  OF  FORTY WEEKS ENDED JULY 2, 2003 TO FORTY WEEKS ENDED JULY 3, 2002

Revenues

     Net  sales  increased  $23,528,000  (6.8%)  to  $370,168,000  due to a 2.4%
increase in same store sales and a 4.8% increase in the number of Company-operated Steak n Shake restaurants. The sales improvement is due primarily to system-wide acceptance of credit cards in the first quarter of the current fiscal year, combined with increased television and promotional marketing. Also impacting same store sales was a 1.8% increase in check average, and a 0.6% increase in customer counts. The increase in check average results primarily from a 1.30% weighted average menu price increase compared to the same period in the prior year and the acceptance of credit cards. The number of Company-operated Steak n Shake restaurants increased to 358 at July 2, 2003 from 343 at July 3, 2002.

Costs  and  Expenses

     Cost of sales increased $3,697,000 (4.6%) to $84,273,000 primarily due to increased net sales. Cost of sales as a percentage of net sales decreased to 22.8% from 23.2%, as a result of menu price increases and decreases in beef and dairy costs compared to the same period in the prior year.

     Restaurant operating costs increased $14,315,000 (8.5%) to $183,473,000 due to increase sales. Restaurant operating costs as a percentage of net sales increased to 49.6% from 48.8%, primarily due to credit card processing fees not being incurred in the prior year and higher insurance costs due to market conditions.

     General and administrative expenses increased $2,562,000 (9.7%) to $29,009,000, and as a percentage of revenue increased to 7.7% from 7.5% in the same period in the prior year. The increase in general and administrative expenses is attributable to increased staffing and training to support new and growing markets, and incremental investments in consumer research, mystery shopping, and training.

     Rent expense in the current period remained relatively consistent with the same period in the prior year.

     Depreciation and amortization expense increased $989,000 (5.7%) to $18,341,000 principally from property and equipment additions due to opening new Company-operated Steak n Shake restaurants.

     Marketing expense increased $1,889,000 (15.4%) to $14,136,000, and as a percentage of revenue increased to 3.8% from 3.5% in the same period in the prior year. The increase is primarily attributable to additional television marketing in several key Midwestern and Southeastern markets, combined with increased promotional marketing.

     Pre-opening costs remained consistent with the prior year primarily due to the opening of twelve new Company-operated Steak n Shake restaurants in both periods.

Income  Taxes

     The Company's effective tax rate decreased to 35.8% from 36.1% in the same period in the prior year, primarily due to lower state income taxes.

Net  Earnings

     Net earnings for the period were $17,330,000, ($.64 per diluted share), compared to $17,142,000 in the same period in the prior year, primarily due to the items listed above.


     The Company is currently reviewing the operations of each of its stores and believes it is possible that between six and twelve stores could be closed at some point in the future. No decision has yet been made on any closings.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Twelve Steak n Shake restaurants, including one franchised Steak n Shake restaurant, were opened during the forty weeks ended July 2, 2003. Four Steak n Shake restaurants are currently under construction. For the forty weeks ended July 2, 2003, capital expenditures totaled $23,944,000 as compared to $27,687,000 for the same period in the prior year.

     The Company expects to open two Company-operated Steak n Shake restaurants in the fourth quarter of fiscal year 2003, and fifteen Company-operated Steak n Shake restaurants in fiscal year 2004. This level of expansion allows management to build field organizational quality while continuing its focus on improving each and every guest experience through hospitality initiatives, especially in newer markets; improving the depth of the field organization through improved recruitment and higher retention; enhancing training and staff development; and aggressively marketing the brand through unique differentiation marketing. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment approximates $1,700,000. The Company intends to fund capital expenditures, and meet working capital needs using existing resources and anticipated cash flows from operations.

     During the forty weeks ended July 2, 2003, cash provided by operations totaled $35,240,000, while cash generated from disposals of property totaled $746,000. In addition, proceeds from long-term investments called generated $5,000,000. During the forty weeks ended July 3, 2002, cash provided by operations totaled $40,431,000, while cash generated by disposals of property totaled $1,418,000. Additionally, the Company sold $3,500,000 of short-term investments and purchased $10,000,000 of five-year government bonds and $529,000 of short-term investments.

     Net cash used in financing activities for the forty weeks ended July 2, 2003, totaled $4,832,000 compared to providing $1,839,000 in the comparable prior period due to $13,462,000 of proceeds from sale/leaseback transactions in the prior year that did not occur in the current year. Additionally, the Company repurchased $10,076,000 of its common shares during the forty weeks ended July 3, 2002, compared to purchases of $988,000 in the forty weeks ended July 2, 2003.

     As of July 2, 2003, the Company had outstanding borrowings of $26,561,000 under its Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement") and $75,000,000 of additional borrowing availability. Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. At July 3, 2002, the Company had outstanding borrowings of $30,522,000.

     The Company maintains a $30,000,000 Revolving Credit Agreement ("Revolving Credit Agreement") that bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company, and matures in January 2005. There were no borrowings under the Revolving Credit Agreement at July 2, 2003 or July 3, 2002. The Company's debt agreements contain restrictions which, among other things, require the Company to maintain certain financial ratios.

     The Company has a stock repurchase program that allows the purchase of up to 4,000,000 shares of its outstanding common stock. During the forty weeks ended July 2, 2003, the Company repurchased a total of 98,800 shares at a cost of $988,000. The Company has purchased a total of 3,376,689 shares at a cost of $36,242,000 under the program since inception. The repurchased shares will be used in part to fund the Company's Stock Option Plan, Capital Appreciation Plan and Employee Stock Purchase Plan.


EFFECTS  OF  GOVERNMENTAL  REGULATIONS  AND  INFLATION

Since most of the Company's employees are paid hourly rates related to federal and state minimum wage laws, increases in the legal minimum wage directly increase the Company's operating costs. Inflation in food, labor and other operating costs directly affects the Company's operations.


IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In  June  2002,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107 and the rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements in this interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of this statement did not have a material effect on the consolidated financial statements.

     In November 2002, the EITF reached a consensus on EITF 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF 02-16 addresses the classification of cash consideration received from vendors in a reseller's consolidated financial statements. The guidance related to income statement classification is to be applied in annual and interim financial statements for agreements entered into, or modifications of existing agreements, after January 1, 2003. The adoption of this statement did not have a material effect on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements of this statement are included in the consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objective of FIN 46 is to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The adoption of this statement did not have a material effect on the consolidated financial statements.


RISKS  ASSOCIATED  WITH  FORWARD-LOOKING  STATEMENTS

     Certain statements contained in this report, particularly information regarding future economic performance, finances, plans, and management objectives is forward-looking. These statements use such words as "may", "will", "expect", "believe", "plan", and other similar terminology. These statements reflect management's current expectations regarding future events and operating performance and speak only as of the date of this report. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, such as the following: effectiveness of operating initiatives; changes in economic conditions; effectiveness of advertising and marketing initiatives; harsh weather conditions, primarily in the first and second quarters; availability and cost of qualified restaurant personnel; changes in consumer tastes; changes in minimum wage rates; and changes in applicable accounting policies and practices. The foregoing list of important factors is not intended to be all-inclusive.


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At July 2, 2003, a hypothetical 100 basis point increase in short-term rates would have an immaterial impact on the Company's earnings.


ITEM  4.  CONTROLS  AND  PROCEDURES

     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)) as of July 2, 2003, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company's management to material information required to be included in this Form 10-Q and other Exchange Act filings. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended July 2, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                           PART II. OTHER INFORMATION



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     31.1  Rule  13a  -  14(a)  /  15d  -14(a)  Certification of Chief Executive
                Officer.

     31.2  Rule  13a  -  14(a)  /  15d  -14(a)  Certification of Chief Financial
           Officer.

     32    Section  1350  Certifications

(b)  Reports  on  Form  8-K.
     ----------------------

      A report on Form 8-K was filed on May 9, 2003 under Item 12 announcing second quarter fiscal 2003 results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2003.


                                                       THE STEAK N SHAKE COMPANY
                                                                    (Registrant)

                                                           /s/     James W. Bear
                                                           ---------------------
                                                                By James W. Bear
                                                           Senior Vice President
                                              On Behalf of the Registrant and as
                                                         Chief Financial Officer

                                                                    EXHIBIT 31.1


   CERTIFICATION PURSUANT TO RULE 13A-14(A)/15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
                                      2002

I, Alan B. Gilman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Steak n Shake Company;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     Date:  August  15,  2003

                                                      /s/    Alan B. Gilman
                                                      ---------------------
                                                           Alan  B.  Gilman
                                                  Chief  Executive  Officer



                                                                    EXHIBIT 31.2


   CERTIFICATION PURSUANT TO RULE 13A-14(A)/15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
                                      2002

I, James W. Bear, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Steak n Shake Company;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     Date:  August  15,  2003

                                                          /s/  James W. Bear
                                                         -------------------
                                                             James  W.  Bear
                                                Senior  Vice  President  and
                                                   Chief  Financial  Officer




                                                                      EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with  the  Quarterly  Report  of  The Steak n Shake Company (the
"Company") on Form 10-Q for the period ending July 2, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


 /s/ Alan B. Gilman
------------------------
Alan  B.  Gilman,  Chief  Executive  Officer
August  15,  2003


 /s/ James W. Bear
------------------------
James  W.  Bear,  Senior  Vice  President  and
Chief  Financial  Officer
August  15,  2003