Form 10-K
period 2003-09-24
STEAK & SHAKE CO
filed 2003-12-10
CIK 93859

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT  OF  1934  [FEE  REQUIRED]
For  the  fiscal  year  ended  September  24,  2003

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934  [NO  FEE  REQUIRED]
For  the  transition  period  from  to
                          Commission file number 0-8445



THE STEAK N SHAKE COMPANY
(Exact name of registrant as specified in its charter)
INDIANA. . . . . . . . . . . . . . . . . . . . . . . .           37-0684070
(State or other jurisdiction . . . . . . . . . . . . .     (I.R.S. Employer
of incorporation or. . . . . . . . . . . . . . . . . .  Identification No.)
organization)


                      36 S. Pennsylvania Street, Suite 500
                           Indianapolis, Indiana 46204
                                 (317) 633-4100
                          (Address and telephone number
                  of registrant's principal executive offices)
            Securities registered pursuant to Sec. 12(b) of the Act:



Title of Each Class on Which Registered          Name  of  Exchange
--------------------------------------------     ------------------
Common Stock, stated value $.50 per share     New  York  Stock  Exchange
Preferred Stock Purchase Rights               New  York  Stock  Exchange

     Securities  registered  pursuant  to  Sec.  12(g)  of  the  Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.[   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes X No
                                               --

The aggregate market value of Common Stock held by persons not "affiliated" with the registrant, based on the closing price of the Common Stock at April 9, 2003, was approximately $215,727,976.

The number of shares of Common Stock outstanding at December 5, 2003 was 27,265,073.

     DOCUMENTS  INCORPORATED  BY  REFERENCE
                                            PARTS  OF  FORM  10-K  INTO  WHICH
      IDENTITY  OF  DOCUMENT                     DOCUMENT  IS  INCORPORATED
Registrant's Annual Report to Shareholders
for fiscal year ended September 24, 2003                   Part  II

The definitive Proxy Statement to be filed
with respect to the 2004 Annual Meeting of
Shareholders of Registrant                                 Part  III


                                     PART I.

ITEM  1.     BUSINESS

GENERAL

The Company is engaged primarily in the ownership, operation and franchising of Steak n Shake restaurants through its wholly owned subsidiary, Steak n Shake Operations, Inc. Founded in 1934 in Normal, Illinois, Steak n Shake is one of the oldest restaurant chains in the country. As of September 24, 2003, Steak n Shake had 356 Company-operated restaurants and 57 franchised restaurants, located in 19 Midwestern and Southern states. Steak n Shake restaurants are generally open 24 hours a day, seven days a week, and in addition to the core menu, offer a breakfast menu during breakfast hours. During fiscal 2003, lunch and dinner sales accounted for approximately 36.4% and 44.4% of sales, respectively, while breakfast and late night sales accounted for 7.1% and 12.1% of sales, respectively.

THE  STEAK  N  SHAKE  CONCEPT

Management's  key  concept  strategies  are  to:

Capitalize on distinct market niche. Steak n Shake occupies a distinct niche in the restaurant industry. The restaurants offer full-service dining with counter and dining room seating, as well as drive-thru and carryout service. Counter and dining room sales represent approximately two-thirds of the sales mix, while sales for off-premises dining represent approximately one-third of the sales mix. Unlike most fast-food restaurants, all food is freshly prepared, cooked-to-order in view of the customer, and served promptly on china with flatware and glassware by friendly wait staff. Steak n Shake's prices are considerably less than most casual dining and family-style concepts with an average check of approximately $6.14 per person. The average check during the peak lunch and dinner hours is approximately $6.12 and $6.40, respectively. The Company believes that Steak n Shake offers more compelling value and core menu items with a higher level of quality than competitive fast food and casual dining chains.

Focus on core menu items while offering variety. For nearly 70 years, Steak n Shake's menu has featured core items, which include Steakburgers, thin and crispy french fries and hand-dipped milk shakes. The Company believes that its focus on certain menu items has allowed it to serve consistent, high-quality food, that has built brand loyalty with its guests. Menu items are prepared in accordance with the Company's strict specifications using high-quality ingredients such as 100% pure U.S. beef, including cuts of T-bone, strip and sirloin steaks, in its Steakburgers. Over the years, Steak n Shake has responded to changing guest tastes with greater menu variety without losing its focus or guest appeal. Additions to the core menu items include melt sandwiches, chicken breast sandwiches, beef and chicken taco salads, desserts and various home style soups and salads.

Emphasize guest satisfaction. Steak n Shake's reputation and long-standing guest loyalty have been earned over many years by the consistent quality of the dining experience. The success of Steak n Shake depends on its employees' commitment to consistently exceed the guests' expectations. All restaurant associates participate in a formal training program that focuses on enhancing guest satisfaction through classroom and on-the-job instruction. Restaurant managers are required to complete a comprehensive eight-week training program on restaurant operating procedures, associate relations, and guest service. To ensure consistent execution of the Company's standards for service, self-stamped and addressed guest comment cards are placed in every restaurant, management performs periodic on-site visits and formal inspections, and the Company performs mystery shopping evaluations.

Restaurant  Design

Steak n Shake restaurants have a distinctive exterior appearance and interior decor. The exterior design of a Steak n Shake restaurant has the individual character of a branded logo, embracing building shape, awning detail, building graphics and pylon signage. The interior decor is reminiscent of the nostalgic diner era using chrome, glass, neon and tile in a contemporary manner. Food preparation takes place in view of the guest, as reflected by Steak n Shake's slogan, "In Sight It Must Be Right(R)". The kitchen area is designed to allow for efficiency of workflow, thereby, minimizing the amount of space required.

All Steak n Shake restaurants are freestanding structures except for six units, of which three are part of travel centers. Most restaurants are generally 3,900 square feet in area and seat approximately 100 customers, while a minimal percentage of restaurants vary in size, and seat from 54 to 198 customers. The travel center units are located in complexes that typically include a fuel service area and a convenience store. These units are located on interstate highways and serve both the general traveler and truck traffic. The travel center unit interiors are similar to those of the freestanding units.




Expansion  Strategy

Controlled growth into new trade areas has been a focus over the last several years. During fiscal year 2003, thirteen Company-operated units were opened and two franchised units were opened. This level of expansion allows management to build field organizational quality and stability while focusing on improving each and every guest experience through hospitality initiatives, especially in newer markets; improve the depth of the field organization through improved recruitment and higher retention; enhance training and staff development; and aggressively market the brand through unique differentiation marketing. The Company currently expects to open fifteen to eighteen Company-operated Steak n Shake restaurants and two franchised restaurants in fiscal year 2004.

The Company's controlled expansion program is based upon a market penetration strategy focused on clustering restaurants in current or contiguous trade areas to capitalize on its name recognition, increase guest convenience and achieve media and operating efficiencies. The addition of Company-operated restaurants in markets where the Company's television marketing effort has been implemented allows the Company to leverage its advertising costs over more units and to benefit from management efficiencies. In existing media markets, the Company's advertising expenditures create higher levels of customer recognition and greater market acceptance for new units. During fiscal 2003, the Company continued its expansion program by focusing primarily on the Dallas, Texas and Florida markets.

Another element of the Company's expansion strategy is to link existing major Steak n Shake markets by developing units along the connecting interstate highways. Since the beginning of fiscal 1995, 119 Company-operated and 29 franchised restaurants have been placed at interstate highway locations.

A final element of the Company's expansion program is franchising. The Company's franchising program is designed to extend brand name recognition of Steak n Shake and derive additional revenues without substantial investment by the Company. As part of its continual planning process, management reviews the relationship of the number of Company-operated to franchised restaurants, and the selection of areas for development by the Company and its franchisees. The Company's expansion plan includes selectively seeking new franchisees to help grow the Steak n Shake brand. (See "Franchising")

Site  Selection

Management believes the site selection process is critical to the success of its restaurants, and senior management devotes significant time and resources to analyzing each prospective site. A variety of factors are considered in the site selection process, including local market demographics, site visibility and accessibility, highway interchanges and proximity to significant generators of potential guests such as major retailers, regional malls, shopping centers, office complexes, and hotel and entertainment centers including stadiums, arenas and multi-screen theaters.

The Company's Senior Vice President of Development and the real estate managers identify and research sites for review by the Company's senior management prior to final authorization for purchase or lease approval. Upon identification of a site, its success, including the potential return on investment, is assessed by utilizing financial models that evaluate the unit's projected sales and earnings.

Restaurant  Locations

The following table lists the locations of the 413 Steak n Shake restaurants, including 57 franchise units, the number of units in each state and the number of units in each market if more than one unit, as of September 24, 2003:


   Alabama (7)            Illinois (60)             Kansas (5)                Ohio (55)
   Dothan                 Bloomington - 4           Kansas City - 3           Akron - 5
   Huntsville             Bradley                   Lawrence                  Ashtabula
   Mobile - 2             Carbondale - 2            Topeka                    Chillicothe
   Montgomery - 3         Champaign - 3                                       Cincinnati - 11
                          Danville - 2              Kentucky (14)             Cleveland - 5
   Arkansas (2)           Davenport                *Bowling Green             Columbus  -  13
   Jonesboro              Decatur - 3               Cincinnati - 2            Dayton - 6
   Little Rock            DeKalb                   *Elizabethtown             Findlay
                          Effingham - 2             Frankfort                 Lima
   Florida (72)           Galesburg                 Lexington - 2             Mansfield - 2
   Bradenton - 2         *Jacksonville             *Louisville - 5            Marion
   Daytona - 3            Joliet  -  2             *Owensboro                 Sandusky
   Ft. Myers - 3          Lincoln                   Paducah                   Springfield
   Gainesville - 2        Mt.  Vernon                                         Toledo - 2
   Jacksonville - 4       Peoria - 5                Michigan (19)             Wheeling
   Lake City              Peru                      Battle Creek              Youngstown - 2
   Lakeland - 3          *Quincy                    Benton Harbor             Zanesville
   Miami - 5              Rockford                  Detroit - 7
   Ocala - 2              South  Chicago            Grand Rapids - 4          Pennsylvania (2)
   Orlando - 19          *Springfield - 4           Holland                   Pittsburgh - 2
   Pensacola              St. Louis - 6             Jackson
   Space Coast - 2        West  Suburban            Kalamazoo - 2             South Carolina (2)
   St. Petersburg - 6       Chicago - 16            Lansing - 2               Columbia
   Tallahassee - 2                                                          Greenville
   Tampa - 11             Indiana (60)              Mississippi (1)
   West Palm Beach - 6    Anderson                 *Memphis                   Tennessee  (15)
                          Auburn                                             *Chattanooga - 2
   Georgia (22)           Bloomington - 3           Missouri (54)             Clarksville
   Albany                 Cincinnati               *Branson                  *Cleveland
  *Alpharetta            *Clarksville              *Cape Girardeau            Cookeville
  *Atlanta - 10           Columbus                 *Columbia - 2             *Jackson
  *Brunswick              Elkhart                  *Farmington                Knoxville - 2
  *Chattanooga           *Evansville - 2           *Jefferson City           *Memphis
   Columbus               Ft. Wayne - 3             Joplin                    Murfreesboro
  *Cumming                Goshen                    Kansas City - 4           Nashville -5
  *Dalton                 Greenfield               *Poplar Bluff
   Macon - 3              Indianapolis - 29        *Rolla                     Texas (10)
   Tifton                 Kokomo - 2               *Springfield - 5           Dallas - 7
   Valdosta               Lafayette - 2             St. Louis - 36            Ft. Worth - 2
                          Lake County - 2                                     Plano
   Iowa (4)               Marion                    North  Carolina  (6)
   Cedar Rapids - 2       Michigan  City           *Charlotte - 3             Wisconsin  (3)
   Davenport              Muncie                   *Greensboro - 3            Janesville
   Waterloo               Richmond                                            Madison
                          Seymour                                             Milwaukee
                          South Bend - 2
                          Terre Haute
                          Valparaiso


(*  denotes  franchised  units)


Restaurant  Management

The operation of the Company-operated restaurants is the responsibility of the Senior Vice President of Operations and National General Manager, and the Vice President of Operations and Deputy National General Manager. The field organization consists of 13 divisions.

The  divisions  and  the  number  of  units  in  each  are  as  follows:




        DIVISION               NUMBER OF UNITS
        --------------------  ---------------
        Indiana . . . . . . .               52
        Florida . . . . . . .               44
        Central/Northern Ohio               39
        Missouri. . . . . . .               36
        Ohio/Tennessee. . . .               36
        Southern Illinois . .               28
        Illinois/Chicago. . .               28
        South Florida . . . .               27
        Michigan. . . . . . .               18
        Southeastern. . . . .               16
        Illinois Central. . .               12
        Kansas. . . . . . . .               10
        Texas . . . . . . . .               10
                                           ---
                                           356
                                          ====


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

The general manager of each restaurant has primary responsibility for the day-to-day operations of the restaurant and is responsible for maintaining Company-established operating standards and procedures. The general manager is the key contributor to the success of a Steak n Shake restaurant. An experienced, well-trained general manager promotes compliance with the Company's high standards for food quality and guest service. Steak n Shake seeks to employ managers who are guest service oriented and who manage the restaurant from the dining room. Steak n Shake recognizes the important role of a seasoned, well-trained and properly motivated restaurant team. The Company maintains innovative programs that involve hiring, training, career development, and a wide variety of benefits to reward and recognize adherence to Steak n Shake's high standards.

The Company utilizes exhaustive recruiting and hiring programs to attract the qualified people required to support the Company's growth plans. The philosophy of the Company is to foster the field operations culture with a "promote from within" approach. In fiscal 2003, 237 hourly employees were promoted to Manager and 175 Managers were promoted to General Manager. In addition, 15 General
Managers were promoted to District Managers. To develop the talented bench strength needed for continued internal promotions, people development is one of the Company's highest priorities. Organization-wide evaluations of individual development progress are routinely conducted. As part of the Company's commitment to improving its standards of execution, emphasis is placed upon strengthening the skills and capabilities of each restaurant team through innovative selection, development, evaluation, and reward systems. Associates are encouraged to learn new skills to foster their professional growth and to create greater opportunities for advancement.

College recruiting programs are designed to provide another source of leadership for our growth, and are a major corporate priority. The Company has focused on college recruiting efforts to increase restaurant management quality and staffing levels, thereby adding to the management bench strength and reducing management turnover. The increased management staffing depth also enhances the Company's ability to deliver dining experiences that exceed the guests' expectations.

The Company believes that offering competitive base compensation and incentive bonus plans tied to performance improvement goals are important to attracting and retaining competent and highly-motivated managers. Awards under the Incentive Bonus Plan are based upon achieving defined operating performance standards such as sales growth and restaurant profitability. Additionally, managers are eligible to participate in the Company's Employee Stock Purchase Plan. The Employee Stock Purchase Plan provides an attractive incentive opportunity for associates to purchase shares of the Company's stock at a discounted price without the added cost of brokerage fees. This is an enhanced opportunity for associates to become shareholders of the Company and to share in its growth through their own efforts.

Training

Each restaurant team member participates in a formal training program that utilizes workstation video presentations, training manuals, a scheduled evaluation process and recognition awards which signify proficiency in specific areas. This training process, known as "Earn Your Wings", takes place within each restaurant, and is continuously reinforced and monitored through periodic performance reviews.

Steak n Shake's goal is to continue to develop strong restaurant management teams by providing carefully designed leadership training programs. Each geographic division designates specific restaurants where intensified on-the-job management training occurs under careful supervision by experienced general managers. Managers in training are required to complete a comprehensive eight-week training program during which time they are instructed in subjects such as the standards of food quality and preparation, guest hospitality and associate relations. Managers in training also are provided with video training presentations and operations manuals relating to food preparation, guest hospitality standards, restaurant operation practices and Company procedures. During fiscal 2003, 781 individuals entered this training program, approximately 40% of who were promoted from within the Company.

The general managers, together with division personnel, are responsible for hiring the hourly associates for each restaurant. Each restaurant employs approximately 40 to 80 hourly associates, many of whom work part-time. Prior to the opening of a restaurant, the Company's division management assembles a team of experienced associates to train and educate the new associates. The training period for new associates lasts approximately two weeks and includes one week of general training prior to opening and one week of on-the-job supervision at the restaurant. Ongoing associate training remains the responsibility of the restaurant general manager under the supervision of a division training manager.

Guest  Satisfaction  and  Quality  Control

Management believes that associate commitment to consistently exceeding guest expectations is critical to the success of Steak n Shake. The Company intends to continue to develop and implement standards of execution that will result in the efficient delivery of high quality, great-tasting food served by friendly, and competent wait staff.

Restaurant management is responsible for ensuring that the restaurants are operated in accordance with strict operational procedures and quality requirements. Compliance for Company-operated units is monitored through the use of guest comment cards, a mystery shopping program, frequent on-site visits and formal inspections by the division managers, district managers, and division training personnel. Franchised units are monitored through periodic inspections by the Company's franchise field operations personnel and a mystery shopping program. Division management quickly responds to unfavorable comment cards.

Purchasing  and  Distribution  Center  Operations

Steak n Shake operates a distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce and dairy products) and restaurant supplies are delivered to 102 Company-operated and 16 franchised restaurants located in parts of the Midwest (primarily in Illinois, Missouri and Iowa). The Company's semi-trailers have the capability to handle refrigerated and frozen products along with dry goods in the same delivery trip. The remaining Steak n Shake restaurants, located primarily in the Southeast, Texas, and parts of the Midwest, obtain food products and supplies that meet the Company's quality standards and specifications from two separate independent distributors located in Tampa, Florida and Zanesville, Ohio.

Purchases are negotiated centrally for most food and beverage products and supplies to ensure uniform quality, adequate quantities and competitive prices. Short-term forward buying contracts are utilized to facilitate the availability of products pursuant to the Company's specifications and to lessen exposure to fluctuating prices. Food and supply items undergo ongoing research, development and testing in an effort to maintain the highest quality products and to be responsive to changing consumer tastes. The Company has not experienced any significant delays in receiving food and beverage products, restaurant supplies or equipment.

Restaurant  Reporting

Systems and technology are essential for the management oversight needed to monitor Steak n Shake's high standards for quality and to achieve proper operating margins. Operational and financial controls are maintained through the use of point of sale systems in each restaurant, personal computers in the division offices and a data center at the corporate office. The management accounting system polls data from the point of sale system by way of satellite to the corporate data center where daily reports of sales, sales mix, customer counts, check average, cash, labor and food cost are generated and provided to field management. Inventories are taken of key products daily and a complete inventory of food products is taken at the end of each four-week accounting period. Management utilizes this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. The system is also utilized for financial and budget analysis, planning and analysis of sales by revenue center, meal period and product mix, and labor utilization.

Marketing

For nearly seventy years, the Company's commitment to guest service satisfaction has been the most effective approach to attracting and retaining guests. New restaurants benefit from loyalty to the Steak n Shake brand and the Company's strategy of locating multiple restaurants within a market area. Steak n Shake's marketing thrust is directed towards building brand loyalty and is not price driven or reliant on discount marketing. Value at Steak n Shake is based on exceeding our guests' expectations by delivering freshly prepared, cooked-to-order, quality food with a unique taste that our friendly, well-trained staff serves promptly in an attractive, clean environment.

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

Our  web  site  at  www.steaknshake.com  provides  a  worldwide  presence  that
                    -------------------
communicates the brand, the menu, our history, and location addresses by market, as well as serving as an effective recruiting tool. A strong emphasis on investor information allows potential investors to learn about the Company including the latest public relations, financial information, and corporate governance issues.

Additional marketing activities designed to build brand awareness and loyalty, create new customer trial and introduce new products include quarterly freestanding newspaper inserts, co-op covers, and solo direct mail, coupled with seasonal in-store offerings centered around short-term, special promotions or product introductions. The fully integrated marketing program also utilizes menu clip-ons, table cards, ceiling danglers and signage. During fiscal 2003, the Company expended $18.9 million or 3.8% of revenues for marketing activities.

Franchising

General. The Company's franchising program is designed to extend the brand name recognition of Steak n Shake to areas where the Company has no current development plans and to derive additional revenues without substantial investment by the Company. The Company's expansion plan includes selectively seeking new franchisees to help grow the Steak n Shake brand, along with expanding relationships with current franchisees.

As of September 24, 2003, the Company had 57 franchised Steak n Shake restaurants operated by 14 franchisees, located in Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina and Tennessee. These restaurants are located in areas contiguous to markets in which there are Company-operated restaurants. The Company currently has commitments from existing franchisees for the development of two additional franchised restaurants in fiscal 2004.

Principal Franchisee. Steak n Shake's principal franchise relationship is with Kelley Restaurants, Inc. ("KRI"). KRI operates twelve Steak n Shake restaurants in the Atlanta market and three units in the Charlotte market. Wayne L. Kelley, a member of the Company's Board of Directors, is President of KRI.

Approval. Franchisees undergo a selection process supervised by a Senior Vice President in charge of franchising, and require final approval by senior management. Steak n Shake seeks franchisees with the financial resources necessary to fund successful development ($1,000,000 net worth, $510,000 liquid assets) and significant experience in the restaurant/retail business who have demonstrated the financial and management capabilities required to operate a franchised restaurant effectively.

Training and Development. Steak n Shake assists franchisees with both the development and the ongoing operation of their restaurants. Steak n Shake management personnel assist with site selection, approve all franchise sites and provide franchisees with prototype plans and specifications for construction of their restaurants. The Company's training staff provides both on-site and off-site instruction to franchised restaurant management employees. Managers of franchised restaurants are required to obtain the same training as managers of Company-operated units. Steak n Shake's support continues after a restaurant opening with periodic training programs, providing manuals and updates relating to product specifications, guest service and quality control procedures, advertising and marketing materials and assisting with particular advertising and marketing needs. Steak n Shake also makes available to franchisees certain accounting services and management information reports prepared at the corporate office for a monthly fee based on Steak n Shake's actual costs. Steak n Shake has three franchise field representatives who monitor franchise operations.

Operations. All franchised restaurants are required, pursuant to their respective franchise agreements, to serve Steak n Shake approved menu items. Although not required to do so, franchisees served by Steak n Shake's distribution center purchase food, supplies and smallwares at Steak n Shake's cost, plus a markup to cover the cost of operation, including freight for delivery. Steak n Shake's point-of-sale systems are also available for purchase by franchisees. Access to these services enables franchisees to benefit from Steak n Shake's purchasing power and assists Steak n Shake in monitoring compliance with its standards and specifications for uniform quality. (See "Purchasing and Distribution Center Operations")

Franchise Agreement. The standard Steak n Shake franchise agreement generally has an initial term of 20 years. Among other obligations, the agreement requires franchisees to pay an initial franchise fee of $30,000 for the first unit in a market, $25,000 for each subsequent unit, and a continuing royalty of 4% of monthly gross receipts, as defined. The current franchise agreement also requires the franchisee to pay 5% of monthly gross sales to the Company for advertising, of which 80% is spent on local, regional or national marketing and 20% is used by Steak n Shake for creative and promotional development, outside independent marketing agency fees and technical and professional marketing advice.

Franchising Assistance. In certain circumstances, the Company's financing subsidiary, SNS Investment Company, Inc., will assist qualified franchisees in financing the development of one or more franchised units by purchasing or leasing approved sites from third parties, constructing the restaurant and leasing or subleasing the finished facility to the franchisee. The lease terms and rentals, including a surcharge by the Company for administrative services, are negotiated based on prevailing real estate and construction costs in effect in the franchised area. At September 24, 2003, six restaurants were financed through this subsidiary.

COMPETITION
The restaurant business is one of the most intensely competitive industries in the United States, with price, menu offerings, location and service all being significant competitive factors. The Company's competitors include national, regional and local chains as well as local, owner-operated establishments. There are established competitors with financial and other resources greater than those of the Company in all of the Company's current and proposed future market areas. The Company faces competition for sites on which to locate new restaurants, as well as for personnel and guests. The restaurant business is often affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic factors, harsh weather conditions, and the type, number and location of competing restaurants. Additional factors that may adversely affect the restaurant industry in general, and the Company's restaurants in particular, are inflation of food, labor and associate benefit costs, and difficulty in attracting qualified management personnel and hourly associates.

SEASONAL  ASPECTS
The Company has substantial fixed costs, which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes as compared to the third and fourth quarters. Additionally, sales in the first two quarters can be adversely affected by severe winter weather.
EMPLOYEES
As of September 24, 2003, the Company employed approximately 20,000 associates, the majority of which are employed by Steak n Shake Operations, Inc.
Approximately two-thirds of the Company's hourly associates are part-time. TRADEMARKS
"Steak n Shake(R)", "Takhomasak(R)", "Famous For Steakburgers(R)", "FAXASAK(R)", "In Sight It Must Be Right(R)", "Steak n Shake - Its a Meal(R)", "The Original Steakburger(R)", the "Wing and Circle(R)" logo and the Company's storefront design are among the federally registered trademarks and servicemarks owned by the Company. The Company is aware of one potentially infringing use of its trademark, but does not currently believe that it could materially affect its business. The Company protects its trademark rights by appropriate legal action whenever necessary.
GOVERNMENT  REGULATION
The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, including health and safety and fire agencies in the state and municipality in which the restaurant is located. The development and construction of restaurants is subject to compliance with applicable zoning, land use and environmental regulations.
Difficulties in obtaining, or failure to obtain, the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.
The Company's restaurant operations are also subject to federal and state minimum wage laws and laws governing such matters as working conditions, child labor, overtime and tip credits. Many of the Company's restaurant associates are paid at rates related to the federal and state minimum wage laws, and accordingly, further increases in the minimum wage would increase the Company's labor costs.
Steak n Shake currently has franchise operations in eight states -- Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina and Tennessee -- and is subject to certain federal and state laws controlling the offering and conduct of its franchise business in those states. In addition, the Company is subject to franchise registration requirements in several states in which it is now conducting or will conduct its franchise business in the future.

GEOGRAPHIC  CONCENTRATION

During fiscal 2003, approximately 64.4% of the Company's net sales were derived from six markets: Central Florida (17.0%); St. Louis, Missouri (13.9%); Indianapolis, Indiana (12.4%); Central and Northern Illinois, including Chicago (10.8%); and Western and Central Ohio (10.3%). As a result, the Company's results of operations may be materially affected by weather, economic or business conditions within these markets. Also, given the Company's present geographic concentration, adverse publicity relating to Steak n Shake restaurants could have a more pronounced adverse overall effect on the Company's sales than might be the case if the Company's restaurants were more broadly dispersed.

SHAREHOLDER  RIGHTS  PLAN

On May 16, 2001, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan"). Under the Plan, rights have been attached to the outstanding shares of Common Stock at the rate of one right for each share of Common Stock held by shareholders of record at the close of business on May 31, 2001. The rights will become exercisable only if a person or group of affiliated persons (an "Acquiring Person") acquires 15% or more of the Company's Common Stock or announces a tender offer or exchange offer that would result in the acquisition of 30% or more of the outstanding Common Stock. At that time, the rights may be redeemed at the election of the Board of Directors. If not redeemed, then prior to the acquisition by the Acquiring Person of 50% or more of the outstanding Common Stock of the Company, the Company may exchange the rights (other than rights owned by the Acquiring Person, which would have become void) for Common Stock (or other securities) of the Company on a one-for-one basis. If not exchanged, the rights may be exercised and the holders may acquire one one-hundredth of a share of Preferred Stock of the Company having a value of two times the exercise price of $40.00. Each one one-hundredth of a share of Preferred Stock carries the same voting rights as one share of Common Stock. If the Acquiring Person engages in a merger or other business combination with the Company, the rights would entitle the holders to acquire shares of the Acquiring Person having a market value equal to twice the exercise price of the rights. The Plan will expire in May 2011. The Plan is intended to protect the interests of the Company's shareholders against certain coercive tactics sometimes employed in takeover attempts.

INFORMATION  AVAILABLE  ON  OUR  WEB  SITE

We make available through our web site, free of charge, our filings with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after we file them electronically with, or furnish them to, the SEC. The reports we make available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents. In addition, as a result of the passage of the Sarbanes-Oxley Act of 2002 and revised listing standards for the New York Stock Exchange that will become effective as of the Company's 2004 Annual Meeting, the Board of Directors is reviewing and considering revisions to the charters of its standing committees and corporate governance principles. Once this process is completed, such documents will be posted on the Company's web site and will also be available without charge upon written request. The Company web site link is www.steaknshake.com and the link to SEC filings is
                              -------------------
www.steaknshake.com/investing.html.
    ------------------------------

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth, as of September 24, 2003, the names, ages, and positions held with the Company and its subsidiaries, and the date on which service in such capacities began, of the executive officers of the Company and its subsidiaries:


Name                                  Age                Position with Company               Since
-----------------------------------  ----      --------------------------------------------  -----

James W. Bear(1)                      58       Senior Vice President, Chief Financial Officer -
                                               The Steak n Shake Company                      1991
                                               Steak n Shake Operations, Inc.                 1991
Kevin F. Beauchamp                    46       Vice President -
                                               The Steak n Shake Company                      1993
                                               Vice President and Deputy National
                                               General Manager -
                                               Steak n Shake Operations, Inc.                 1997
B. Charlene Boog(1)                   71       Associate Vice President -
                                               The Steak n Shake Company                      1997
Kevin E. Dooley                       60       Vice President -
                                               Steak n Shake Operations, Inc.                 1993
Peter Dunn                            48       President and Chief Operating Officer -
                                               The Steak n Shake Company                      2002
                                               Steak n Shake Operations, Inc.                 2002
Duane E. Geiger                       41       Vice President and Treasurer
                                               The Steak n Shake Company                      2000
                                               Steak n Shake Operations, Inc.                 2000
Alan B. Gilman(2)                     73       Chairman -
                                               The Steak n Shake Company                      2003
                                               Steak n Shake Operations, Inc.                 2003
                                               Chief Executive Officer -
                                               The Steak n Shake Company                      1992
                                               Steak n Shake Operations, Inc.                 1992
Mary E. Ham                           55       Vice President -
                                               The Steak n Shake Company                      1995
                                               Steak n Shake Operations, Inc.                 1995
                                               Secretary  -
                                               The Steak n Shake Company                      1999
                                               Steak n Shake Operations, Inc.                 1999
William H. Hart                       54       Vice President -
                                               Steak n Shake Operations, Inc.                 1991
David C. Milne                        36       General Counsel -
                                               The Steak n Shake Company                      2003
                                               Steak n Shake Operations, Inc.                 2003
                                               Assistant Secretary -
                                               The Steak n Shake Company                      2001
                                               Steak n Shake Operations, Inc.                 2001
Scott C. Norrick                      38       Senior Vice President -
                                               The Steak n Shake Company                      2003
                                               Steak n Shake Operations, Inc.                 2003
Gary T. Reinwald(1)                   55       Senior Vice President -
                                               The Steak n Shake Company                      1996
                                               Senior Vice President and National
                                               General Manager -
                                               Steak n Shake Operations, Inc.                 1996
Gary S. Walker                        43       Senior Vice President -
                                               The Steak n Shake Company                      1998
                                               Steak n Shake Operations, Inc.                 1998
Douglas D. Willard                    44       Vice President -
                                               Steak n Shake Operations, Inc.                 2003
Victor F. Yeandel                     47       Vice President -
                                               The Steak n Shake Company                      1995

(1)     Member  of  the  Personnel/Benefits  Committee  of  the  Company
(2)     Member  of  the  Board  of  Directors  of  the  Company

Mr. Bear was appointed Senior Vice President in 1991. Prior thereto, he served as Vice President, Chief Financial Officer, and Treasurer of the Company from
1980  to  1991.  Mr.  Bear  served  the  Company  as  Treasurer  until  2000.

Mr. Beauchamp was appointed Vice President, Operations and Deputy National General Manager of Steak n Shake Operations, Inc. in 1997. Mr. Beauchamp joined the Company as Vice President and Controller in 1993.

Ms. Boog was appointed Associate Vice President in 1997. Prior thereto, she served as Assistant Vice President and Assistant Secretary from 1991 to 1997.

Mr. Dooley joined Steak n Shake Operations, Inc. as Vice President in 1993 and is responsible for engineering and construction.

Mr.  Dunn  joined  the  Company  in  September  of  2002  as President and Chief
Operating Officer. From 1993 to 2002, Mr. Dunn was President of Borden Foods Corporation. Prior thereto, he served in several capacities for Kraft General Foods, including General Manager for Claussen Pickle Company and the Marketing Manager for Oscar Mayer. At Oscar Mayer, Mr. Dunn was responsible for New
Product Development where he led a cross-functional team that created and introduced Lunchables in 1987.

Mr. Geiger was appointed Vice President, Information Systems, Financial Planning in 1995 and as Treasurer in 2000. From 1993 to 1995, Mr. Geiger served as Director of Financial Planning and Audit, and Assistant Treasurer for the Company.

Mr. Gilman was elected Chairman during 2003 and has been Chief Executive Officer and a Director of the Company since 1992. He served as President from 1992 to September 2002. From 1985 to 1992, Mr. Gilman was a private investor, and from 1980 to 1985, he served as President of Murjani International, Ltd., an international marketing firm. From 1968 to 1980, Mr. Gilman served as a principal executive of various divisions of Federated Department Stores, Inc., concluding as Chairman and Chief Executive Officer of the Abraham & Straus Division in New York.

Ms. Ham was elected Vice President in 1996 and Secretary in 1999. From 1995 to 2003, Ms. Ham also served as General Counsel of the Company.

Mr. Hart has been Vice President, Purchasing of Steak n Shake Operations, Inc. since 1991.

Mr. Milne was promoted to General Counsel in 2003 after joining the Company in 2000. He has been Assistant Secretary of the Company since 2001. From 1996 to 2000, Mr. Milne was in private practice with the firm of Scopelitis, Garvin, Light and Hanson.

Mr. Norrick was promoted to Senior Vice President in 2003 after joining the Company as Vice President in 2000, and is primarily responsible for real estate and franchise operations. From 1996 to 2000, Mr. Norrick was an executive with LinksCorp, owner of high-quality golf clubs and resorts, lastly serving as Corporate Vice President, Acquisitions.

Mr. Reinwald was appointed Senior Vice President of the Company in 1996. Prior thereto, Mr. Reinwald was Vice President, Operations and National General Manager of Steak n Shake Operations, Inc. since 1983, and served in various capacities in the Company for 19 years prior to that date.

Mr. Walker joined the Company as Senior Vice President in 1998 and is responsible for purchasing and distribution, and legal matters. From 1994 to 1998, Mr. Walker was Vice President of Marketing - Home Care Division for DowBrands L.P.

Mr. Willard joined the Company in 2003 as Vice President, Consumer Insight and Innovation. Prior to joining the Company, Mr. Willard served as an independent consultant. From 1992 to 2001, Mr. Willard served in various management capacities with Borden Foods Corporation in the business development and marketing functions.

Mr. Yeandel joined the Company as Vice President, Marketing in 1995 was named Vice President, Marketing and Investor Relations in 2000.

Officers  are  elected annually at the annual meeting of the Board of Directors.

ITEM  2.     PROPERTIES

The Company currently leases 35,225 square feet of executive office space in Indianapolis, Indiana, under a lease expiring June 30, 2013.

STEAK  N  SHAKE  OPERATIONS,  INC.

As of September 24, 2003, Steak n Shake operated 222 leased and 134 owned restaurants in Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Missouri, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Wisconsin. Steak n Shake restaurant leases for land and building typically are non-cancelable, have an initial term of 18 to 25 years and renewal terms aggregating twenty years or more and require Steak n Shake to pay real estate taxes, insurance and maintenance costs. Of these leases, 181 contain percentage of sales rental clauses in addition to base rent requirements. Most restaurants are generally 3,900 square feet and seat approximately 100 customers, while a minimal percentage of restaurants have a similar architectural style but seat 54 to 198 customers and occupy between 1,000 and 6,000 square feet. Steak n Shake has lease obligations on two former restaurant locations in Illinois and Texas, both of which have been subleased to others as of September 24, 2003. These obligations primarily relate to restaurant locations disposed of in the late 1970's, and the sublease rentals cover substantially all of the Company's obligations under the primary leases.

Steak n Shake also has a complex of three buildings located in Bloomington, Illinois, where it owns 38,900 square feet of office/warehouse space in two separate buildings, one of which has cold storage facilities, and leases a 26,300 square foot distribution center and division office facility. Steak n Shake also leases division offices in Orlando, Florida; Cincinnati, Ohio; Columbus, Ohio; Brighton, Michigan; and Elk Grove Village, Illinois; and a division office and administrative facility in Indianapolis, Indiana. In addition, Steak n Shake owns a division office facility in St. Louis, Missouri. At September 24, 2003, Steak n Shake owned one restaurant location that had been leased to a third party. In addition, there were five restaurants under construction and the Company owned five parcels of land that are being held for future development at September 24, 2003.

SNS  INVESTMENT  COMPANY

SNS Investment Company ("SIC"), a wholly owned subsidiary of the Company, assists qualified franchisees with financing by purchasing or leasing land, constructing the restaurant and then leasing or subleasing the land and building to the franchisee. SIC leases the land and building for these properties as the primary lessee. These leases typically have an initial term of 18 years and renewal options aggregating 20 years or more, and require SIC to pay real estate taxes, insurance and maintenance costs. As of September 24, 2003, SIC had six land and building leases for properties located in Louisville and Elizabethtown, Kentucky; Chattanooga, Tennessee; Clarksville, Indiana and Columbia, Missouri which are being operated by franchisees pursuant to sublease agreements. All lease and sublease agreements between SIC and its franchisees specifically include triple net lease provisions whereby the franchisee is responsible for all real estate taxes, insurance and maintenance costs. SIC also has a land and building lease for a property in Little Rock, Arkansas, which is operated by Steak n Shake Operations, Inc. Additionally, SIC has a ground lease for a property in Bloomington, Indiana, and owns a property in Indianapolis, Indiana, which are subleased and leased, respectively, to third parties.

RESTAURANT  LEASE  EXPIRATIONS

Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:

                              Number  of  Leases  Expiring
                              ----------------------------

Calendar Year                       SNS               SIC
-------------                       ---               ---
2004 - 2008 .                         1                 0
2009 - 2013 .                         4                 0
2014 - 2018 .                         3                 0
2019 - 2023 .                        13                 0
2024 - 2028 .                         8                 0
Beyond. . . .                       193                 8
                                    ---               ---
                                    222                 8
                                    ===               ===


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

     PART  II.

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
     STOCKHOLDER  MATTERS

MARKET  PRICE  RANGE/STOCK  TRADING
The Common Stock of The Steak n Shake Company is traded on the New York Stock Exchange ("NYSE") under the symbol SNS. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal. The high and low closing sales prices for the Company's Common Stock, as reported on the NYSE for each quarter of the Company's past two fiscal years, are shown below:

                                    2003                   2002
                                    ----                   ----

                               High        Low        High        Low
                              ------     ------      ------      ------
First Quarter.                $11.63     $ 9.97      $11.51      $ 9.90
Second Quarter                $10.52     $ 8.89      $15.10      $10.60
Third Quarter.                $15.25     $ 9.60      $15.65      $13.60
Fourth Quarter                $16.04     $14.05      $14.74      $10.41



The Company did not pay cash dividends on its Common Stock during the two fiscal years reflected in the table. As of December 5, 2003, there were 13,415 record holders of the Common Stock.

See  Item  12  for  "Equity  Compensation  Plan  Information".

ITEM  6.     SELECTED  FINANCIAL  DATA

Selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 2003 Annual Report to Shareholders under "Selected Financial and Operating Data (Unaudited)," are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial conditions and results of operations set forth in the Company's 2003 Annual Report to Shareholders under "Management's Discussion and Analysis" are incorporated herein by reference.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company invests excess cash primarily in government debt securities due to their relative low credit risk. Interest rates on these securities are based upon market rates at the time of purchase and remain fixed until maturity. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At September 24, 2003, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The Company's Consolidated Statements of Earnings, Consolidated Statements of Financial Position, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements and Reports of Independent Auditors set forth in the Company's 2003 Annual Report to Shareholders are incorporated herein by reference.

Information on quarterly results of operations, set forth in the Company's 2003 Annual Report to Shareholders under "Quarterly Financial Data (Unaudited)" is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported by the Company in its current report on Form 8-K filed on February 19, 2003, the Audit Committee decided to change the Company's independent public accountants and replaced Ernst & Young LLP with Deloitte & Touche LLP. There were no disagreements or reportable events with the Company's auditors during the two-year period ended September 24, 2003.

ITEM  9A.     CONTROLS  AND  PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)) as of September 24, 2003, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company's management to material information required to be included in this Form 10-K and other Exchange Act filings. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 24, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III.

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information included under the captions "Election of Directors", "Committees and Meetings of the Board of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Miscellaneous - Code of Business Conduct and Ethics" in the Company's definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders is incorporated herein by reference. Certain information relating to the Company's executive officers is included in Part I of this Form 10-K under "Executive Officers of the Registrant."

ITEM  11.     EXECUTIVE  COMPENSATION

The information included under the captions "Compensation of Directors", "Compensation of Executive Officers", "Summary Compensation Table", "Options/SAR Grants in Last Fiscal Year", "Aggregated Stock Option Exercises in Fiscal 2003 and Fiscal Year End Option Values", "Long Term Incentive Plan Awards in Last Fiscal Year", "Report of the Compensation Committee", and "Company Performance" in the Company's definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
     MANAGEMENT

The information contained under the captions "Ownership of Common Stock" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information contained under the caption "Management Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The information included in Appendix A in the Company's definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV.



ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents  filed  as  a  part  of  this  report:
        -----------------------------------------------

        1.     Financial  Statements.      The  following table sets forth the
               ----------------------
               financial statements  filed  as  a  part  of  this  report:

               Consolidated Statements of Financial Position at September 24, 2003 and September 25, 2002

               For the years ended September 24, 2003, September 25, 2002 and September 26, 2001:
                     Consolidated  Statements  of  Earnings
                     Consolidated  Statements  of  Cash  Flows
                     Consolidated  Statements  of  Shareholders'  Equity
                     Notes  to  Consolidated  Financial  Statements

               Reports  of  Independent  Auditors

        2.     Financial  Statement  Schedules.
               --------------------------------

               All schedules for the years ended September 24, 2003, September 25, 2002 and September 26, 2001 have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

        3.     Exhibits.  The  following  exhibits are filed as a part of this
               ---------
               Annual  Report  on  Form  10-K.

3.01 Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002. (Incorporated by reference to the Registrant's definitive Proxy Statement dated December 19, 2001, related to the 2002 Annual Meeting of Shareholders).

3.02 Restated Bylaws of The Steak n Shake Company as of May 16, 2001. (Incorporated by reference to Exhibit 3.08 to the Registrant's Annual Report on Form 10-K for the year ended September 26, 2001).

4.01 Specimen certificate representing Common Stock of The Steak n Shake Company. (Incorporated by reference to Exhibit 4.01 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 11,
         2001).

4.02 Amended and Restated Note Purchase and Private Shelf Agreement by and between The Steak n Shake Company and The Prudential Insurance Company of America dated as of September 20, 2002 related to the $75,000,000 senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.02 to the Registrant's Annual Report on Form 10-K for the year ended September 25, 2002).

4.03 Amendment No. 1 to Amended and Restated Note Purchase Agreement by and between The Steak n Shake Company and The Prudential Insurance Company of America dated as of December 18, 2002 related to the $75,000,000 senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.03 to the Registrant's Annual Report on Form 10-K for the year ended September 25, 2002).

4.04 Rights Agreement dated as of May 16, 2001 between The Steak n Shake Company and Computershare Investor Services, LLC, as Rights Agent. (Incorporated by reference to Exhibit 4.01 to the Registrant's current report on Form 8-K filed May 17, 2001).

4.05 Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 16, 2001, relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended September 26, 2001).

4.06 First Amendment to Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated October 17, 2002 relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended September 25, 2002).

4.07 Second Amendment to Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 18, 2002 relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended September 25, 2002).

4.08 Amendment No. 2 dated May 21, 2003 to the Amended and Restated Note Purchase and Private Shelf Agreement dated September 20, 2002. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
         April 9, 2003).

4.09 Third Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated May 22, 2003 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2003).

4.10 Amendment No. 3 dated September 17, 2003 to the Amended and Restated Note Purchase and Private Shelf Agreement dated September 20, 2002.

10.01 * Letter from the Registrant to Alan B. Gilman dated June 27, 1992. (Incorporated by reference to Exhibit 19.13 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
         July 1, 1992).

10.02 * Retirement Agreement by and between S. Sue Aramian and the Registrant dated August 15, 2001. (Incorporated by reference to
         Exhibit 10.05 to the Registrant's Annual Report on Form 10-K for the year ended September 26, 2001).

10.03 * Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

10.04 * Consolidated Products, Inc. 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

10.05 * Amendment No. 1 to The Steak n Shake Company's (formerly Consolidated Products, Inc.) 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 19, 2001 related to the 2002 Annual Meeting of Shareholders).

10.06 * Consolidated Products, Inc. 1997 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

10.07 * Consolidated Products, Inc. 1998 Non-employee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 22, 1997 related to the 1998 Annual Meeting of Shareholders).

10.08 * Form of option agreement related to 1999 Non-employee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 5, 2000).

10.09  * Form of option agreement related to 2000 Non-employee Director
         Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 5, 2000).

10.10 * Form of option agreement related to 2002 Non-employee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 19, 2001).

10.11 * The Steak n Shake Company Incentive Bonus Plan approved by the Company's Board of Directors on February 12, 2003. (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2003).

10.12  * The  Steak  n  Shake  Company's  2003  Director  Stock Option Plan.

10.13  * Letter  from  Registrant  to  Peter  Dunn  dated  July  25,  2002.

13.01 Portions of the Annual Report to Shareholders for the Year Ended September 24, 2003 incorporated by reference into this Form 10-K.

14.01 The Steak n Shake Company Conflicts of Interest and Standards of Business Ethics Policy.

21.01    Subsidiaries  of  the  Registrant.

23.01    Consent  of  Deloitte  &  Touche  LLP.

23.02    Consent  of  Ernst  &  Young  LLP.

31.01    Rule  13(a)-14(a)/15d-14(a)  Certification of Chief Executive Officer.

31.02    Rule  13(a)-14(a)/15d-14(a)  Certification of Chief Financial Officer.

32.01    Section  1350  Certifications.


* Indicates management contract or compensatory plans or arrangements required to be filed as an Exhibit.


      (b)   Reports  on  Form  8-K:
            -----------------------

            A report on Form 8-K was furnished on August 1, 2003 announcing Third quarter fiscal 2003 results and the retirement of James W. Bear, Chief Financial Officer.

            A report on Form 8-K was furnished on August 6, 2003 providing the transcript of the conference call dated July 30, 2003 announcing third quarter fiscal 2003 results.

            A report on Form 8-K was filed on August 19, 2003 announcing changes to the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 9, 2003.


THE  STEAK  N  SHAKE  COMPANY

By:  /s/  James  W.  Bear
     --------------------

James  W.  Bear

Senior  Vice  President  and

Chief  Financial  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 8, 2003.



/s/ S. Sue Aramian. . . .  Director
-------------------------
S. Sue Aramian

/s/ James W. Bear . . . .  Senior Vice President and Chief Financial Officer
-------------------------
James W. Bear . . . . . .  (Principal Financial Officer and Principal Accounting Officer)

/s/ Alan B. Gilman. . . .  Chief Executive Officer and Director
-------------------------
Alan B. Gilman. . . . . .  (Principal Executive Officer)

/s/ Stephen Goldsmith . .  Director
-------------------------
Stephen Goldsmith

/s/ Wayne L. Kelley . . .  Director
-------------------------
Wayne L. Kelley

/s/ Charles E. Lanham . .  Director
-------------------------
Charles E. Lanham

/s/ Dr. Ruth J. Person. .  Director
-------------------------
Ruth J. Person

/s/ J. Fred Risk. . . . .  Director
-------------------------
J. Fred Risk

/s/ Dr. John W. Ryan. . .  Director
-------------------------
Dr. John W. Ryan

/s/ James Williamson, Jr.  Director
-------------------------
James Williamson, Jr.

                    THE STEAK N SHAKE COMPANY AND SUBIDIARIES

                                Index to Exhibits

     Number           Description
     ------           -----------

     (3) 3.01 Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002. (Incorporated by reference to the Registrant's definitive Proxy Statement dated December 19, 2001 related to the 2002 Annual Meeting of Shareholders).

             3.02 Restated Bylaws of The Steak n Shake Company as of May 16, 2001.(Incorporated by reference to Exhibit 3.08 to the Registrant's Annual
 Report onForm  10-K  for  the  year  ended  September  26,  2001).

     (4) 4.01 Specimen certificate representing Common Stock of The Steak n Shake Company (formerly Consolidated Products, Inc.). (Incorporated by reference to Exhibit 4.01 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 11, 2001).

             4.02 Amended and Restated Note Purchase and Private Shelf Agreement by and between The Steak n Shake Company and The Prudential Insurance Company of America dated as of September 20, 2002 related to $75,000,000 senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.02 to the Registrant's Annual Report on Form 10-K for the year ended September 25, 2002).

             4.03 Amendment No. 1 to Amended and Restated Note Purchase Agreement by and between The Steak n Shake Company and The Prudential Insurance Company of America dated as of December 18, 2002 related to the $75,000,000 senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.03 to the Registrant's Annual Report on Form 10-K for the year ended September 25, 2002).

             4.04 Rights Agreement dated as of May 16, 2001 between The Steak n Shake Company and Computershare Investor Services, LLC, as Rights Agent. (Incorporated by reference to Exhibit 4.01 to the Registrant's current report on Form 8-K filed  May  17,  2001).

             4.05 Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 16, 2001, relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit
10.17  to  the  Registrant's  Annual  Report  on  Form  10-K  for the year ended
September  26,  2001).

             4.06 First Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated October 17, 2002, relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended September 25, 2002).

             4.07 Second Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 18, 2002, relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended September 25, 2002).

             4.08 Amendment No. 2 dated May 21, 2003 to the Amended and Restated Note Purchase and Private Shelf Agreement dated September 20, 2002. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2003).

             4.09 Third Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated May 22, 2003 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2003).

             4.10 Amendment No. 3 dated September 17, 2003 to the Amended and Restated Note Purchase and Private Shelf Agreement dated September 20, 2002.

     (9)          No  exhibit.

     (10) 10.01 * Letter from the Registrant to Alan B. Gilman dated June 27, 1992. (Incorporated by reference to Exhibit 19.13 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

              10.02 * Retirement Agreement by and between S. Sue Aramian and the Registrant dated August 15, 2001. (Incorporated by reference to Exhibit
10.05 to the Registrant's Annual Report on Form 10-K for the year ended September 26,2001).

              10.03 * Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

              10.04 * Consolidated Products, Inc. 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

              10.05 * Amendment No. 1 to The Steak n Shake Company's (formerly Consolidated Products, Inc.) 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 19, 2001 related to the 2002 Annual Meeting of Shareholders).

              10.06 * Consolidated Products, Inc. 1997 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

              10.07 * Consolidated Products, Inc. 1998 Non-employee Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 22, 1997 related to the 1998 Annual Meeting of Shareholders).

              10.08 * Form of option agreement related to 1999 Non-employee Director Stock Option Program and schedule relating thereto.
(Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 5, 2000).

              10.09 * Form of option agreement related to 2000 Non-employee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the fiscalquarter ended July 5, 2000).

              10.10 * Form of option agreement related to 2002 Non-employee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 19, 2001).

              10.11 * The Steak n Shake Company Incentive Plan approved by the Company's Board of Directors on February 12, 2003. (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2003).

              10.12  *  The Steak n Shake Company's 2003 Director Stock Option
Plan.

              10.13  *  Letter from Registrant to Peter Dunn dated July 25, 2002

     (11)          No  exhibit.

     (12)          No  exhibit.

     (13)     13.01     Portions  of  the  Annual Report to Shareholders for the
Year  Ended  September  24,  2003 incorporated by reference into this Form 10-K.

     (14)     14.01     The  Steak  n  Shake  Company  Conflicts of Interest and
Standards  of  Business  Ethics  Policy.

     (18)          No  exhibit.

     (21)     21.01     Subsidiaries  of  the  Registrant.

     (22)          No  exhibit.

     (23)     23.01     Consent  of  Deloitte  &  Touche  LLP.

              23.02     Consent  of  Ernst  &  Young  LLP.

     (24)          No  exhibit.

     (27)          No  exhibit.

     (31)     31.01     Rule  13(a)-14(a)/15d-14(a)  Certification  of  Chief
Executive  Officer.

              31.02 Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

     (32)     32.01     Section  1350  Certifications.


* Indicates management contracts or compensatory plans or arrangements required to be filed as an Exhibit.


EXHIBIT 13.01 - ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED
SEPTEMBER 24, 2003



SELECTED  FINANCIAL  AND  OPERATING  DATA  (UNAUDITED)
The  Steak  n  Shake  Company
(All  dollar  amounts  in  thousands,  except  per  share  data)

                                                                              2003       2002      2001      2000        1999
                                                                           ----------  --------  --------  --------    --------
Statement of Earnings Data :
   Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 499,104   $459,014   $445,191   $406,047  $348,250
Earnings from continuing operations
     before discontinued operations and cumulative
     effect of change in accounting . . . . . . . . . . . . . . . . . . .    20,939(1)   23,089     20,796     21,467    19,236(3)
Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . .           -           -          -   (3,715)(2) (1,169)(2)
Cumulative effect of change in accounting . . . . . . . . . . . . . . . . . .     -           -          -          -   (1,751)(4)
Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  20,939   $ 23,089   $ 20,796   $ 17,752  $ 16,316
                                                                            ---------   --------  --------   ---------  ---------



Per Share Data:
   Basic Earnings Per Common  Share:
     From continuing operations before discontinued
     operations and cumulative effect of
     change in accounting . . . . . . . . . . . . . . . . . . . . . . . .  $     .78   $    .83  $    .72    $    .73   $   .66(3)
     Discontinued operations. . . . . . . . . . . . . . . . . . . . . . .          -          -         -       (.13)(2)   (.04)(2)
     Cumulative effect of change in accounting. . . . . . . . . . . . . .          -          -         -           -      (.06)(4)
     Basic earnings per share . . . . . . . . . . . . . . . . . . . . . .  $     .78   $    .83  $    .72    $    .60   $    .56
                                                                           ----------  --------  --------      -------     ------

Diluted Earnings Per Common and
Common Equivalent Share:
     From continuing operations before discontinued
     operations and cumulative effect of
     change in accounting . . . . . . . . . . . . . . . . . . . . . . . .  $     .77   $    .83  $    .72    $    .73   $   .65(3)
     Discontinued operations. . . . . . . . . . . . . . . . . . . . . . .          -          -         -       (.13)(2)   (.04)(2)
     Cumulative effect of change in accounting. . . . . . . . . . . . . .          -          -         -           -      (.06)(4)
   Diluted earnings per share . . . . . . . . . . . . . . . . . . . . . .  $     .77   $    .83  $    .72    $    .60   $   .55
                                                                           ----------  --------  --------     -------     ------

Basic Weighted Average Shares (in thousands). . . . . . . . . . . . . . .     27,010     27,814    28,707       29,263    29,149
Diluted Weighted Average
   Shares and Share Equivalents (in thousands). . . . . . . . . . . . . .     27,110     27,986    28,716       29,339    29,579

Statement of Financial Position Data:
   Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 414,636   $395,895  $371,415    $346,375   $300,016
   Long-term debt:
     Obligations under leases . . . . . . . . . . . . . . . . . . . . . .    145,125    148,531   135,916     113,441     96,799
     Revolving line of credit . . . . . . . . . . . . . . . . . . . . . .          -          -         -      12,695          -
     Senior notes . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,203     24,419    28,379      25,522     24,482
   Shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .  $ 188,614   $167,055  $162,004    $149,316   $133,517



SELECTED  FINANCIAL  AND  OPERATING  DATA  (UNAUDITED)
The  Steak  n  Shake  Company
(All  dollar  amounts  in  thousands,  except  per  share  data)

                                         2003      2002      2001      2000      1999
                                       --------  --------  --------  --------  --------
Other Data:(5)
System wide Sales:
   Company. . . . . . . . . . . . . .  $495,277  $455,359  $441,513  $402,509  $344,885
   Franchise. . . . . . . . . . . . .    97,323    92,421    90,043    86,454    80,381
                                       $592,600  $547,780  $531,556  $488,963  $425,266
                                       --------  --------  --------  --------  --------
Number of Restaurants:
   Company-operated . . . . . . . . .       356       348       332       313       278
   Franchised . . . . . . . . . . . .        57        56        56        54        50
                                            ---       ---       ---       ---       ---
                                            413       404       388       367       328

Number of Employees . . . . . . . . .    20,000    20,000    19,000    18,000    16,000
Number of Shareholders (in thousands)    13,415    12,714    11,459    12,127    12,236



(1) The Company recorded a charge of $5,200,000 ($3,360,000 net of income taxes or $.13 per diluted share) related to the disposal of nine under-performing restaurants.
(2) In 2000, the Company recorded a charge for the loss on disposal of discontinued operations of the Specialty Restaurant segment of $3,715,000, ($2,400,000 net of income taxes or $.08 per diluted share).
(3) The Company recorded a charge of $1,040,000, net of income taxes, related to the settlement of a lawsuit.
(4) During 1999, the Company adopted the provisions of American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". The cumulative effect of this accounting change, net of income tax benefit, was $1,751,000 ($.06 per diluted share). The effect of the adoption of the accounting standard was a reduction in the Company's earnings before cumulative effect of change in accounting for fiscal 1999 of approximately $1,900,000 ($.06 per diluted share).
(5) Data presented is not required by generally accepted accounting principles but provides an important measure of Company performance.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
The  Steak  n  Shake  Company
(Years  ended  September  24,  2003,  September 25, 2002 and September 26, 2001)


CRITICAL  ACCOUNTING  POLICIES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use its judgement to make estimates and assumptions that can have a material impact on the results of operations and reported amounts of assets and liabilities. The Company evaluates its assumptions and estimates on an ongoing basis based on current market conditions, historical experience, and various other factors that are believed to be relevant under the circumstances. Actual results may differ significantly from these estimates under different assumptions or conditions.

     The Company believes that, of its significant accounting policies, the following policies involve a higher degree of risk, judgement and/or complexity.

Property  and  Equipment
     Property and equipment are recorded at cost with depreciation and amortization being recognized on the straight-line method over the estimated useful lives of the assets (15 to 25 years for building and land improvements, 3 to 10 years for equipment, and the shorter of the estimated useful lives or the lease term for leasehold improvements). The Company reviews each asset for impairment on a restaurant-by-restaurant basis when events or circumstances indicate it might be impaired. The Company tests for impairment by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss is recognized in earnings. Because depreciation and amortization expense is based upon useful lives of assets and the net salvage value at the end of their lives, significant judgment is required in estimating this expense. Additionally, the future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were to be sold, and other financial and economic assumptions. Accordingly, management believes that accounting estimates related to property and equipment are critical.

Insurance  Reserves
     The Company self-insures a significant portion of expected losses under its workers' compensation, general liability, and auto liability insurance programs. The Company purchases reinsurance for individual and aggregate claims that exceed predetermined limits. The Company records a liability for all unresolved claims and its estimate of incurred but not reported ("IBNR") claims at the anticipated cost to the Company. The liability estimate is based on information received from insurance companies, combined with management's judgments regarding frequency and severity of claims, claims development history, and settlement practices. Significant judgment is required to estimate IBNR claims as parties have yet to assert a claim and therefore the degree to which injuries have been incurred, and the related costs, have not yet been determined. Additionally, estimates about future costs involve significant judgment regarding legislation, case jurisdictions and other matters. Accordingly, management believes that estimates related to self-insurance reserves are critical.

Income  Taxes
     The Company records deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Management records deferred tax assets to the extent it believes there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, management would record a valuation allowance against the unrealizable amount, and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. Management must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, management believes estimates related to income taxes are critical.


RESULTS  OF  OPERATIONS
     In the following table is set forth the percentage relationship to total revenues, unless otherwise noted, of items included in the Company's consolidated statements of earnings for the periods indicated:



                                         2003     2002     2001
                                        -------  -------  -------
Revenues
     Net sales . . . . . . . . . . . .    99.2%    99.2%    99.2%
     Franchise fees. . . . . . . . . .      .8       .8       .8
                                         100.0    100.0    100.0
                                        -------  -------  -------
Costs and Expenses
     Cost of sales . . . . . . . . . .  22.9(1)  23.1(1)  23.8(1)
     Restaurant operating costs. . . .  49.6(1)  48.8(1)  49.7(1)
     General and administrative. . . .     7.6      7.5      7.2
     Depreciation and amortization . .     4.8      5.0      4.7
     Marketing . . . . . . . . . . . .     3.8      3.5      3.5
     Interest. . . . . . . . . . . . .     2.7      2.9      2.9
     Rent. . . . . . . . . . . . . . .     1.7      1.8      1.5
     Provision for restaurant closings     1.0        -        -
     Pre-opening costs . . . . . . . .      .4       .5       .6
     Other income, net . . . . . . . .     (.4)     (.4)     (.5)
                                        -------  -------  -------

Earnings Before Income Taxes . . . . .     6.5      7.8      7.3

Income Taxes . . . . . . . . . . . . .     2.3      2.8      2.6
                                        -------  -------  -------

Net Earnings . . . . . . . . . . . . .     4.2%     5.0%     4.7%
                                        -------  -------  -------

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.


YEAR  ENDED  SEPTEMBER  24,  2003  TO  YEAR  ENDED  SEPTEMBER  25,  2002

In the following discussions, the term "same-store sales" refers to the sales of only those units open for at least eighteen months.

Revenues
     Net  sales  increased  $39,917,000  (8.8%)  to  $495,277,000, due to a 4.9%
increase in same-store sales, coupled with the opening of thirteen new Company-operated restaurants. The strong sales growth is mainly attributable to system-wide acceptance of credit cards in the first quarter, increased television and promotional marketing throughout the year, and the introduction of three new shake flavors in the third quarter. These efforts had the effect of increasing customer counts by 2.8% and check average by 2.0%. The increased check average was also partially caused by a 1.3% weighted-average menu price increase. The Company had 356 Company-operated Steak n Shake restaurants operating at September 24, 2003, compared to 348 at September 25, 2002.

Costs  and  Expenses
     Cost of sales increased $8,171,000 (7.8%) to $113,496,000 primarily due to the increase in net sales. As a percentage of sales, cost of sales decreased to 22.9% from 23.1% based on menu price increases and decreases in dairy product costs compared to the prior year.

     Restaurant operating costs increased $23,091,000 (10.4%) to $245,524,000 due to increased sales and opening of new restaurants. As a percentage of net sales, restaurant operating costs increased to 49.6% from 48.8% as credit card processing fees were incurred in the current year, but not in the prior year. Additionally, market conditions caused the Company's property taxes and insurance premiums to increase 16.3%.

     General and administrative expenses increased $3,694,000 (10.8%) to $37,908,000, and as a percentage of revenue increased to 7.6% from 7.5% in the prior year. This increase in general and administrative expenses is attributable to increased staffing and training to support new and growing markets, and incremental investments in consumer research, mystery shopping, and training.

     Depreciation and amortization expense increased $1,074,000 (4.7%) to $24,169,000 primarily from property and equipment additions due to opening thirteen new Company-operated restaurants in the current year.

     Marketing expense increased $2,794,000 (17.4%) to $18,856,000, and as a percentage of revenue increased to 3.8% from 3.5% in the prior year. This increase is primarily attributable to additional television marketing in several key Midwestern and Southeastern markets, combined with increased promotional marketing.

     Interest expense decreased $681,000 (4.8%) to $13,391,000 due to principal repayments on long-term debt and capital leases of $7,214,000 during the year.

     Rent expense increased $901,000 (12.2%) to $8,309,000 as increased sales resulted in higher percentage rent payments.

     The provision for restaurant closings of $5,200,000 relates to the decision to dispose of nine under-performing units in the current year.

     Pre-opening costs were $323,000 less than prior year as thirteen Company-owned restaurants were opened in the current year, compared to sixteen new restaurants in the prior year.

     Other income, net increased $211,000 (11.4%) over the prior year to $2,064,000 primarily due to increased interest income on higher average investment balances in the current year.

Income  Taxes
     The Company's effective tax rate decreased to 35.4% from 35.9% in the prior year primarily due to lower state income taxes.

YEAR  ENDED  SEPTEMBER  25,  2002  TO  YEAR  ENDED  SEPTEMBER  26,  2001

Revenues
     Net sales increased $13,847,000 to $455,359,000, or 3.1%, due primarily to a 4.8% increase in the number of Company-operated Steak n Shake restaurants. The number of Company-operated Steak n Shake restaurants increased to 348 at September 25, 2002 as compared to 332 at September 26, 2001. Same store sales decreased 0.7% due to a 2.8% decrease in customer counts partially offset by a 2.1% increase in check average. The decrease in customer counts is due, in part, to a reduction of promotional marketing activity during the year. The increase in check average is primarily the result of a 2.3% weighted average menu price increase for the year.

Costs  and  Expenses
     Cost of sales increased $237,000, or 0.2%, as a result of the sales increase. As a percentage of net sales, cost of sales decreased to 23.1% from 23.8%, primarily as a result of menu price increases and relatively stable food costs (decreases in potato and pork costs, somewhat offset by increases in beef costs).

      Restaurant operating costs increased $2,875,000, or 1.3%, due to increased labor costs resulting primarily from the higher sales volume. As a percentage of net sales, restaurant operating costs decreased to 48.8% from 49.7% primarily due to lower wage rates and reduced employee turnover, resulting from the softening in labor markets and improved employee recruitment and retention programs, and a reduction in gas heating and supply costs.

     General and administrative expenses increased $2,291,000, or 7.2%. The increase is primarily due to new technology initiatives surrounding human resources and payroll, and a sales forecasting and labor scheduling system. Additionally, the Company reorganized field operations, which added new field offices to better support new and key core markets. In the current year the Company incurred losses on the disposal of assets compared to gains in the prior year. As a percentage of revenues, general and administrative expenses increased to 7.5% from 7.2%.

     The $2,143,000 increase in depreciation and amortization expense was attributable to the net depreciable capital additions since the beginning of fiscal 2001.

     Marketing expense increased $622,000, or 4.0%. As a percentage of revenues, marketing expense increased to 3.5% from 3.4% primarily due to the implementation of television advertising in the Grand Rapids, Michigan and Nashville, Tennessee markets in fiscal 2001 and increased television advertising in the Indianapolis, Orlando and St. Louis markets.

     Interest expense increased $1,221,000, or 9.5%, as a result of the completion of thirty-one sale and leaseback transactions since the beginning of fiscal 2001. Proceeds from these transactions aggregated $13,198,000 and $22,559,000 in 2002 and 2001, respectively. This increase was partially offset by a decrease in average net borrowings under the Company's Senior Note Agreement and the revolving line of credit.

     Rent expense increased $796,000, or 12.0%, due to ground leases entered into in 2002, the assumption of a lease for a restaurant located in a travel center in 2002 and an increase in percentage rent.

     Pre-opening costs decreased $508,000, or 18.7%, in fiscal 2002 due to fewer new store openings.

     Other income, net decreased $469,000 to $1,853,000 due to lower miscellaneous restaurant revenues.

Income  Taxes
     The Company's effective income tax rate, as a percentage of earnings before income taxes, increased to 35.9% from 35.7%. The increase in the effective rate is primarily due to a decrease in federal job tax credits.

RESTAURANT  CLOSINGS
     During 2003, the Company identified nine under-performing restaurants for disposal (seven owned units and two leased units). The decision to dispose of these restaurants resulted from an extensive analysis of the current financial and operational performance of the units, prospects for improved performance, the location and surrounding demographics, and other market conditions. In connection with this decision, in the fourth quarter the Company recorded a charge of $5,200,000 ($3,360,000 net of income taxes or $.13 per diluted share). Included in the charge is a write-down of related property and equipment to its estimated fair value, lease termination costs, and closing costs. The Company is currently seeking buyers for these properties, and anticipates completing the disposal of the properties within the next twelve to eighteen months. The Company does not anticipate any significant additional future payments related to the store closings, other than the amounts accrued.

EFFECTS  OF  GOVERNMENTAL  REGULATIONS  AND  INFLATION
     Most of the Company's employees are paid hourly rates related to federal and state minimum wage laws. Any increase in the legal minimum wage would directly increase the Company's operating costs. The Company is also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions, and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase our operating costs. In addition, the Company is subject to franchise registration requirements and certain related federal and state laws regarding franchise operations. Any changes in these laws could affect our ability to attract and retain franchisees.

      Inflation in food, labor, fringe benefits, and other operating costs directly affect the Company's operations. The Company's results of operations have not been significantly affected by inflation during the last three fiscal years.

LIQUIDITY  AND  CAPITAL  RESOURCES
     The Company generated $50,703,000 in cash flows from operations during 2003, primarily due to $20,939,000 in net earnings, depreciation and amortization charges of $24,169,000, and a non-cash charge for restaurant closings of $5,200,000. Modest increases in receivables, inventories and other assets were offset by similar increases in accounts payable and accrued liabilities, most of which is attributable to the increase in Company-owned restaurants over the prior year and timing of vendor and tax payments. Cash flows from operations in 2002 resulted primarily from earnings of $23.1 million, depreciation and amortization of $23.1 million, and increases in payables and accrued liabilities. The increase in payables and accrued liabilities was attributable to increases in self-insurance liabilities of $5.3 million and income taxes payable of $3.8 million.

     Net cash used in investing activities of $24,413,000 during 2003 resulted from capital expenditures of $30,707,000, offset by proceeds from long-term investments called of $5,000,000. The capital expenditures included the cost of thirteen new, three rebuilt, and two relocated restaurants during the year. Net cash used in investing activities in 2002 totaled $46.1 million. Capital expenditures of $41.4 million resulted primarily from the opening of fifteen new, two rebuilt, and two replacement restaurants, and purchasing one franchised unit. Additionally, the Company purchased $16.4 million and sold $9.3 million of investments during the year. The Company expects to open fifteen to eighteen Company-operated Steak n Shake restaurants during 2004 at an average cost of $1.75 million, which includes the land, site improvements, building, and equipment. This level of expansion will allow the Company to grow the business in a controlled manner while still focusing on improving each and every guest experience. The Company expects to fund this expansion by using existing cash resources, combined with anticipated future cash flows from operations.

     Net cash used in financing activities during 2003 totaled $6,781,000 primarily due to principal repayments on long-term debt and lease obligations. During 2002, net cash used in financing activities of $12.3 million resulted from stock repurchases of $19.7 million and repayments on long-term debt and leases of $7.3 million, offset by proceeds from leases of $13.5 million. In 2002 and prior, the Company entered into sale/leaseback financing arrangements for certain restaurant properties. These leases are for a primary term of 18 years with four five-year renewal options which grant the Company the exclusive right to operate the property for a minimum of 18 years with fixed rent plus a percentage rent. During 2002, the Company entered into eleven sale/leaseback transactions that generated proceeds of $13.2 million. Because operating cash flows were adequate to fund its expansion in 2003, the Company suspended the use of sale/leaseback transactions as a financing alternative. No such sale/leaseback transactions were entered into during 2003, and the Company does not currently anticipate entering into sale/leaseback transactions in 2004.

     The Company's existing financing structure consists of a revolving line of credit, senior note agreement, and capital leases, which provide for a combination of near-term and long-term alternatives to fund its growth. The $30,000,000 revolving credit agreement bears interest at LIBOR plus 75 basis points, or the prime rate, at the Company's discretion, and matures in January 2005. No amounts were outstanding under this agreement at September 24, 2003 or September 25, 2002; however, the Company had $2,110,000 in stand-by letters of credit outstanding at September 24, 2003, which reduced the borrowing limit. The Company also maintains $75,000,000 of availability under its amended ten-year senior note agreement and private shelf facility. Borrowings under this agreement bear interest at market rates at the time of borrowings and are generally repayable over ten years. At September 24, 2003, loans outstanding under this agreement totaled $24,419,000, at an average fixed rate of 7.58%, and an average remaining life of four years. The Company expects to fund its 2004 principal payments on debt and capital leases of $11,616,000 by using existing cash resources and/or anticipated future cash flows from operations.

     The Company's debt agreements contain covenants that require the Company to maintain certain financial ratios related to debt service coverage and maximum debt levels. During 2003 and 2002, the Company was in compliance with the covenants, and anticipates compliance in future periods based on anticipated earnings and debt repayments terms.

     The Company has a stock repurchase program that provides for the purchase of up to 4,000,000 shares of its outstanding common stock. During the year ended September 24, 2003, the Company repurchased a total of 98,800 shares at cost of $988,000. Since the plan's inception, the Company has repurchased a total of 3,376,689 shares at a cost of $36,242,000. The repurchased shares will be used in part to fund the Company's employee stock plans including the Company's Stock Option Plans, Capital Appreciation Plan and Employee Stock Purchase Plan.

RISKS  ASSOCIATED  WITH  FORWARD-LOOKING  STATEMENTS
     Certain statements contained in this report and in other reports and proxy statements the Company files with the SEC contain forward-looking information. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management's current expectations regarding future events and use words such as "anticipate", "believe", "expect", "may", "will", and other similar terminology. These statements speak only as of the date they are made and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Several factors, many beyond our control, could cause actual results to differ significantly from our expectations. Some of these factors are as follows:

-  Our ability to attract and retain guests to our restaurants is dependent upon our ability to execute our operating initiatives effectively.  If we do not deliver an enjoyable dining experience to our guests they may not return to our restaurants, and our results may be negatively affected.

-  Changes in economic conditions may impact our guests' discretionary spending.  If guests choose not to spend money on dining at our restaurants, our results may be negatively affected.

-  Our unique advertising and marketing programs are an essential part of our plan to attract and retain guests.  If these programs do not continue to be as effective at attracting guests in the future as they have been in the past, our results may be negatively affected.

-  Many of our restaurants are located in the Midwest portion of the United States.  During the first and second fiscal quarters, many restaurants face harsh winter conditions, which may make it more difficult for guests to visit our restaurants.  If guests are unable to visit our restaurants, our sales and operating results may be negatively affected.

-  Our associates are essential to the operation of our restaurants and our ability to deliver an enjoyable dining experience to our guests.  If we are unable to attract and retain enough qualified restaurant personnel at a reasonable cost, and if they do not deliver an enjoyable dining experience, our results may be negatively affected.

-  Our menu offerings include Steakburgers, chicken sandwiches, french fries, and hand-dipped milk shakes.  If consumer tastes change and we are unable to meet these changes in demand, our results may be negatively affected.

-  Our expansion plans are based on identifying opportunities for new restaurants in new and existing markets.  Our plans also involve identifying opportunities for new franchisees and expanding relationships with current franchisees.  If the
Company and its franchisees are unable to locate suitable sites for new restaurants, negotiate acceptable lease or purchase terms, and meet construction schedules, our expansion plans may be negatively affected.

-  Many of our associates are paid wages that relate to federal and state minimum wage rates.  Any changes in minimum wage rates may significantly increase our restaurant operating costs.

-  Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange
Commission, and the American Institute of Certified Public Accountants may affect our reported financial results.


The foregoing list of important factors is not intended to be all-inclusive as other general market, industry, economic, and political factors may also impact our operations. Readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this report, as we assume no obligation to update forward-looking statements.

RECENT  ACCOUNTING  PRONOUNCEMENTS
     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the consolidated financial statements. The Company accounted for the provision for restaurant closings of $5,200,000 in accordance with SFAS No. 146.

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


FINANCIAL  STATEMENTS  AND  SCHEDULES



CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------
The Steak n Shake Company
(Years ended September 24, 2003, September 25, 2002 and September 26, 2001)

                                              2003           2002           2001
                                          -------------  -------------  -------------
Revenues:
   Net sales . . . . . . . . . . . . . .  $495,276,837   $455,359,393   $441,512,565
   Franchise fees. . . . . . . . . . . .     3,826,718      3,655,070      3,678,277
                                          -------------  -------------  -------------
      Total revenues . . . . . . . . . .   499,103,555    459,014,463    445,190,842

Costs and Expenses:
   Cost of sales . . . . . . . . . . . .   113,496,038    105,325,485    105,088,792
   Restaurant operating costs. . . . . .   245,524,172    222,433,486    219,558,410
   General and administrative. . . . . .    37,908,447     34,214,802     31,924,150
   Depreciation and amortization . . . .    24,169,474     23,095,399     20,952,880
   Marketing . . . . . . . . . . . . . .    18,856,484     16,062,012     15,439,532
   Interest. . . . . . . . . . . . . . .    13,390,635     14,072,120     12,850,991
   Rent. . . . . . . . . . . . . . . . .     8,308,972      7,407,722      6,611,888
   Provision for restaurant closings . .     5,200,000              -              -
   Pre-opening costs . . . . . . . . . .     1,889,044      2,212,381      2,720,689
   Other income, net . . . . . . . . . .    (2,063,846)    (1,853,152)    (2,322,374)
                                          -------------  -------------  -------------
      Total costs and expenses . . . . .   466,679,420    422,970,255    412,824,958
                                          -------------  -------------  -------------

Earnings Before Income Taxes . . . . . .    32,424,135     36,044,208     32,365,884

Income Taxes . . . . . . . . . . . . . .    11,485,000     12,955,000     11,570,000
                                          -------------  -------------  -------------
Net Earnings . . . . . . . . . . . . . .  $ 20,939,135   $ 23,089,208   $ 20,795,884
                                          =============  =============  =============

Basic Earnings Per Common and
   Common Equivalent Share . . . . . . .  $        .78   $        .83   $        .72
Diluted Earnings Per Common and
   Common Equivalent Share . . . . . . .  $        .77   $        .83   $        .72

Weighted Average Shares and Equivalents:
   Basic . . . . . . . . . . . . . . . .    27,010,024     27,814,482     28,707,389
   Diluted . . . . . . . . . . . . . . .    27,110,065     27,985,911     28,715,770

See  accompanying  notes.





CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
-------------------------------------------------
The Steak n Shake Company
(September 24, 2003 and September 25, 2002)

                                                                                   2003            2002
                                                                              --------------  --------------
Assets:
  Current Assets     Cash, including cash equivalents of $22,975,000 in 2003
      and $3,225,000 in 2002 . . . . . . . . . . . . . . . . . . . . . . . .  $  24,794,540   $   5,286,311
      Short-term investments . . . . . . . . . . . . . . . . . . . . . . . .        949,000         611,092
      Receivables, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,470,976       2,955,049
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,757,275       5,206,161
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .      2,470,000       2,764,000
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .      1,814,206       1,805,111
                                                                              --------------  --------------
            Total current assets . . . . . . . . . . . . . . . . . . . . . .     39,255,997      18,627,724
                                                                              --------------  --------------

Property and Equipment
      Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    134,779,311     128,354,629
      Buildings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    129,370,353     125,113,260
      Land and leasehold improvements. . . . . . . . . . . . . . . . . . . .     91,793,031      86,764,055
      Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    142,194,528     134,277,901
      Construction in progress . . . . . . . . . . . . . . . . . . . . . . .      8,274,263      11,995,758
                                                                              --------------  --------------
                                                                                506,411,486     486,505,603
      Less accumulated depreciation and amortization . . . . . . . . . . . .   (145,532,776)   (126,783,897)
                                                                              --------------  --------------
      Net property and equipment . . . . . . . . . . . . . . . . . . . . . .    360,878,710     359,721,706
                                                                              --------------  --------------

Net Leased Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,721,063       4,079,558
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,779,813      13,466,001
                                                                              --------------  --------------
            Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 414,635,583   $ 395,894,989
                                                                              ==============  ==============
Liabilities and Shareholders' Equity:
  Current Liabilities
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  17,460,997   $  14,695,102
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,718,439      28,387,780
      Current portion of senior note . . . . . . . . . . . . . . . . . . . .      8,215,397       3,960,317
      Current portion of obligations under leases. . . . . . . . . . . . . .      3,400,847       3,248,277
            Total current liabilities. . . . . . . . . . . . . . . . . . . .     61,795,680      50,291,476
                                                                              --------------  --------------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,876,000       5,062,000
Deferred Credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,887         537,138
Obligations Under Leases . . . . . . . . . . . . . . . . . . . . . . . . . .    145,124,559     148,531,256
Senior Note. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,203,175      24,418,571

Commitments and Contingencies
Shareholders' Equity:
   Common stock - $.50 stated value, 50,000,000 shares
     authorized - shares issued: 30,332,839 in 2003
     and 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,166,420      15,166,420
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .    123,179,523     123,334,412
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     88,113,794      67,175,420
Less: Unamortized value of restricted shares . . . . . . . . . . . . . . . .       (195,173)       (324,374)
     Treasury stock - at cost: 3,264,165 shares in 2003;
     3,374,606 shares in 2002. . . . . . . . . . . . . . . . . . . . . . . .    (37,650,282)    (38,297,330)
                                                                              --------------  --------------
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .    188,614,282     167,054,548
                                                                              --------------  --------------
            Total liabilities and shareholders' equity.. . . . . . . . . . .  $ 414,635,583   $ 395,894,989
                                                                              ==============  ==============


See  accompanying  notes.




CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------
The Steak n Shake Company
(Years ended September 24, 2003, September 25, 2002 and September 26, 2001)


                                                           2003           2002           2001
                                                       -------------  -------------  -------------
Operating Activities:
  Net earnings. . . . . . . . . . . . . . . . . . . .  $ 20,939,135   $ 23,089,208   $ 20,795,884
   Adjustments to reconcile net earnings
   to net cash provided by operating activities:
     Depreciation and amortization. . . . . . . . . .    24,169,474     23,095,399     20,952,880
     Provision for deferred income taxes. . . . . . .    (1,892,000)    (1,297,000)     1,884,000
     Provision for restaurant closings. . . . . . . .     5,200,000              -              -
     Changes in receivables and inventories . . . . .    (1,067,041)     2,115,989      3,023,610
     Changes in other assets. . . . . . . . . . . . .    (2,442,414)    (1,501,589)      (155,068)
     Changes in accounts payable and accrued expenses     6,252,999      9,223,548     (1,681,258)
     (Gain) loss on disposal of property. . . . . . .      (457,403)       289,395        (57,665)
                                                       -------------  -------------  -------------
  Net cash provided by operating activities . . . . .    50,702,750     55,014,950     44,762,383
                                                       -------------  -------------  -------------

Investing Activities:
  Additions of property and equipment . . . . . . . .   (30,707,476)   (41,350,633)   (39,910,397)
  Proceeds from sale of short-term investments. . . .       171,092      9,270,000      2,000,000
  Purchase of short-term investments. . . . . . . . .      (509,000)    (6,380,000)    (5,500,000)
  Purchase of long-term investments . . . . . . . . .             -    (10,000,000)             -
  Proceeds from long-term investments called. . . . .     5,000,000              -              -
  Net proceeds from disposals . . . . . . . . . . . .     1,632,258      2,351,761      4,044,516
                                                       -------------  -------------  -------------
  Net cash used in investing activities . . . . . . .   (24,413,126)   (46,108,872)   (39,365,881)
                                                       -------------  -------------  -------------

Financing Activities:
  Proceeds from long-term debt. . . . . . . . . . . .             -              -      5,000,000
  Net payments on line of credit. . . . . . . . . . .             -              -    (12,695,000)
  Principal payments on long-term debt. . . . . . . .    (3,960,316)    (3,960,318)    (2,142,857)
  Proceeds from equipment and property leases . . . .             -     13,510,911     23,138,802
  Principal payments on lease obligations . . . . . .    (3,254,127)    (3,357,655)    (3,088,769)
  Proceeds from exercise of stock options . . . . . .       166,853        124,861         29,010
  Stock repurchases . . . . . . . . . . . . . . . . .      (988,439)   (19,701,977)   (10,247,066)
  Proceeds from employee stock purchase plan. . . . .     1,254,634      1,049,275      1,259,781
  Shareholder rights plan . . . . . . . . . . . . . .             -              -       (113,047)
                                                       -------------  -------------  -------------
  Net cash (used in) provided by financing activities    (6,781,395)   (12,334,903)     1,140,854
                                                       -------------  -------------  -------------

Increase (Decrease) in Cash and Cash Equivalents. . .    19,508,229     (3,428,825)     6,537,356
Cash and Cash Equivalents at Beginning of Year. . . .     5,286,311      8,715,136      2,177,780
                                                       -------------  -------------  -------------
Cash and Cash Equivalents at End of Year. . . . . . .  $ 24,794,540   $  5,286,311   $  8,715,136
                                                       =============  =============  =============


See  accompanying  notes.



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
---------------------------------------------------
The Steak n Shake Company
(Years ended September 24, 2003, September 25, 2002 and September 26, 2001)


                                                                                            Unamortized
                                                                 Additional                   Value of
                                                      Common      Paid-In       Retained     Restricted     Treasury Stock
                                                      Stock       Capital       Earnings       Shares      Shares       Amount
                                                    ---------------------------------------------------------------------------

Balance at September 28, 2000. . . . . . . . . . . .$14,960,304  $121,412,602  $23,290,328  $(1,307,031)  819,238  $ (9,039,834)
  Net earnings . . . . . . . . . . . . . . . . . . .                            20,795,884
  Shares issued under stock option plan. . . . . .        7,830       114,975
  Shares exchanged to exercise stock options . . . .                                                      133,893    (1,203,199)
  Shares reissued to exercise stock options. . . . .                                                     (131,190)    1,109,408
  Shares repurchased under Stock Buyback Program . .                                                    1,247,660   (10,247,066)
  Shares granted under Capital Appreciation Plan . .                                          (803,250)  (102,000)      803,250
  Shares forfeited under Capital Appreciation Plan .                                           174,813     14,600      (174,813)
  Changes in unamortized value of shares granted
    under Capital Appreciation Plan                                                          1,007,677
  Tax effect relating to stock options . . . . . . .                  (44,289)
  Shares issued for Employee Stock Purchase Plan . .   107,675      1,152,107
  Other. . . . . . . . . . . . . . . . . . . . . . .                 (113,050)
                                                    ----------------------------------------------------------------------------

Balance at September 26, 2001. . . . . . . . . . . .15,075,809   122,522,345    44,086,212    (927,791)  1,982,201  (18,752,254)
  Net earnings . . . . . . . . . . . . . . . . . . .                            23,089,208
  Shares exchanged to exercise stock options . . . .                                                       136,556   (1,863,426)
  Shares reissued to exercise stock options. . . . .                                                      (229,480)   1,988,287
  Shares repurchased under Stock Buyback Program . .                                                     1,488,329  (19,701,977)
  Shares granted under Capital Appreciation Plan . .                                           (32,040)     (3,000)      32,040
  Changes in unamortized value of shares granted
    under Capital Appreciation Plan                                                            635,457
  Tax effect relating to stock options . . . . . . .                (146,597)
  Shares issued for Employee Stock Purchase Plan .      90,611       958,664
                                                    ----------------------------------------------------------------------------

Balance at September 25, 2002. . . . . . . . . . . .15,166,420   123,334,412    67,175,420    (324,374)  3,374,606  (38,297,330)
  Net earnings . . . . . . . . . . . . . . . . . . .                            20,939,135
  Shares exchanged to exercise stock options . . . .                                                       126,577   (1,787,379)
  Shares reissued to exercise stock options. . . . .                                                      (168,214)   1,954,232
  Shares repurchased under Stock Buyback Program . .                                                        98,800     (988,439)
  Shares granted under Capital Appreciation Plan . .                                          (214,000)    (20,000)     214,000
  Changes in unamortized value of shares granted
    under Capital Appreciation Plan                                                            343,201
  Tax effect relating to stock options . . . . . . .                (154,889)
  Shares issued for Employee Stock Purchase Plan . .                                                      (147,604)   1,254,634
  Other. . . . . . . . . . . . . . . . . . . . . . .                                  (761)
                                                  -------------------------------------------------------------------------------
Balance at September 24, 2003. . . . . . . . . .   $15,166,420  $123,179,523   $88,113,794   $(195,173)  3,264,165 $(37,650,282)
                                                  ==============================================================================


See  accompanying  notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
The Steak n Shake Company
(Years ended September 24, 2003, September 25, 2002 and September 26, 2001)
1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
PRINCIPLES  OF  CONSOLIDATION
     The consolidated financial statements of The Steak n Shake Company (the "Company") include the accounts of The Steak n Shake Company (parent) and its wholly owned subsidiaries. All inter-company items have been eliminated in consolidation. The Company's fiscal year ends on the last Wednesday in September. As of September 24, 2003, the Company operated 413 Steak n Shake restaurants, including 57 franchised units, through its wholly owned subsidiary Steak n Shake Operations, Inc. The Company's business, operating and franchising Steak n Shake restaurants, constitutes a single segment pursuant to the provisions of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information.

CASH,  CASH  EQUIVALENTS,  AND  SHORT-TERM  INVESTMENTS
     The Company's policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents primarily consist of bank repurchase agreements, U.S. Government securities, and money market accounts, all of which have maturities of three months or less. Short-term investments at September 24, 2003 and September 25, 2002 primarily consisted of commercial papers, which were available for sale. Cash equivalents and short-term investments are carried at cost, which approximates market value due to their short maturities.

RECEIVABLES
     The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The allowance for doubtful accounts was $121,000 at September 24, 2003 and $314,000 at September 25, 2002.

INVENTORIES
     Inventories are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY  AND  EQUIPMENT
     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the assets (15 to 25 years for buildings and land improvements, and 3 to 10 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the related leases. The Company reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of assessment, assets are evaluated on a restaurant-by-restaurant basis, the lowest level for which there are identifiable cash flows. If the future undiscounted cash flows of an asset are less than the recorded value, an impairment is recorded.

LONG-TERM  INVESTMENTS
     The Company has long-term investments in government debt securities. These investments are classified as held-to-maturity and are carried at amortized cost, without recognition of gains or losses that are deemed to be temporary, because the Company has both the intent and ability to hold these investments until they mature.

REVENUE  RECOGNITION
     The Company records revenues from restaurant sales upon performance of service, except for gift certificate revenues which are deferred until the certificates are redeemed at the restaurants.

FRANCHISE  FEES
     Unit franchise fees and area development fees are recorded as revenue when the related restaurant begins operations. Royalty fees based on franchise sales are recognized as revenue on the accrual basis of accounting.

INSURANCE  RESERVES
     The Company self-insures a significant portion of expected losses under its workers' compensation, general liability, and auto liability insurance programs, and records a reserve for its estimated losses on all unresolved open claims and its estimated incurred but not reported claims at the anticipated cost to the Company.

EARNINGS  PER  SHARE
     Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share.




                                                     2003        2002        2001
                                                  ----------  ----------  ----------
Basic earnings per share:
  Weighted average common shares . . . . . . . .  27,010,024  27,814,482  28,707,389
                                                  ----------  ----------  ----------

Diluted earnings per share:
  Weighted average common shares . . . . . . . .  27,010,024  27,814,482  28,707,389
  Dilutive effect of stock options . . . . . . .     100,041     171,429       8,381
                                                  ----------  ----------  ----------
  Weighted average common and incremental shares  27,110,065  27,985,911  28,715,770
                                                  ==========  ==========  ==========



At the end of fiscal year 2003, options to purchase 919,922 shares of common stock were outstanding but were not included in the computation of diluted shares because the options' exercise prices were greater than the fair value. At the end of fiscal years 2002 and 2001, options to purchase 557,917 and 1,063,077 shares, respectively, were not included in the computation because the options' exercise prices were greater than fair value.

STOCK-BASED  COMPENSATION
     The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost for options issued is reflected in net earnings, as all options are granted under those plans at an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.




                                                    2003          2002          2001
                                                ------------  ------------  ------------

Net earnings, as reported. . . . . . . . . . .  $20,939,135   $23,089,208   $20,795,884
Less proforma compensation expense, net of tax   (1,156,427)   (1,587,747)   (1,028,254)
                                                ------------  ------------  ------------
Proforma net earnings. . . . . . . . . . . . .  $19,782,708   $21,501,461   $19,767,630
                                                ============  ============  ============

Basic earnings per share, as reported. . . . .  $       .78   $       .83   $       .72
Proforma basic earnings per share. . . . . . .  $       .73   $       .77   $       .69

Diluted earnings per share, as reported. . . .  $       .77   $       .83   $       .72
Proforma diluted earnings per share. . . . . .  $       .73   $       .77   $       .69



EMPLOYEES'  401(K)  AND  PROFIT  SHARING  PLAN
     The Steak n Shake Company Employees' 401(k) and Profit Sharing Plan (the "Plan") is a defined contribution plan covering substantially all employees of the Company after they have attained age 21 and completed one year of service and allows employees to defer up to 20% of their salaries. Company contributions to the Plan, which are subject to the discretion of the Board of Directors, amounted to $1,854,000 for 2003, $1,858,000 for 2002, and $1,695,000
for  2001.

ADVERTISING  EXPENSES
     Advertising costs are charged to expense at the latter of the date the expenditure is incurred, or the date the promotional item is first aired in the case of television commercials.

USE  OF  ESTIMATES
     Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

RECLASSIFICATIONS
     Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

RECENT  ACCOUNTING  PRONOUNCEMENTS
      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the consolidated financial statements. The Company accounted for the provision for restaurant closings of $5,200,000 in accordance with SFAS No. 146.

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


2.  RESTAURANT  CLOSINGS
     During 2003, the Company identified nine under-performing restaurants for disposal (seven owned units and two leased units). In connection with this decision, the Company recorded a pre-tax charge of $5,200,000 ($3,360,000 net of income taxes), which reflects a write-down of related property and equipment to its fair value, lease termination costs, and closing costs. The components of the restaurant closing charge are as follows:



Write-down of property and equipment to fair value  $4,860,000
Lease termination costs. . . . . . . . . . . . . .     225,000
Closing costs. . . . . . . . . . . . . . . . . . .     115,000
                                                    ----------
                                                    $5,200,000
                                                    ==========



The assets and liabilities of the affected restaurants shown in the consolidated statements of financial position consist of the following at September 24, 2003:
$3,567,000 property and equipment, $225,000 lease termination liability, and $115,000 closing costs. The Company is currently seeking buyers for these properties, and anticipates completing the disposal of the properties within the next twelve to eighteen months. The Company does not anticipate any significant additional future payments related to the store closings, other than the amounts accrued.
3.  OTHER  ASSETS



                          2003         2002
                       -----------  -----------
Long-term investments  $ 5,001,280  $ 9,996,281
Other assets. . . . .    4,463,999    2,035,683
Intangible assets . .    1,314,534    1,434,037
                       -----------  -----------
                       $10,779,813  $13,466,001
                       ===========  ===========



     Long-term investments consist of U.S. Government guaranteed debt securities with a fair value of $5,292,950 at September 24, 2003, and $10,372,000 at September 25, 2002. Gross unrealized gains on held-to-maturity securities were $292,000 at September 24, 2003 and $376,000 at September 25, 2002. Intangible assets consist of a $1,480,000 right to operate that is recorded at cost and is being amortized $119,000 per year over its estimated life of twelve years. Accumulated amortization totaled $165,466 at September 24, 2003 and $45,963 at September 25, 2002.

4.  ACCRUED  EXPENSES



                       2003         2002
                    -----------  -----------
Salaries and wages  $10,328,593  $ 7,200,641
Taxes payable. . .   12,309,466   11,885,339
Insurance accruals    3,518,724    5,630,273
Other. . . . . . .    6,561,656    3,671,527
                    -----------  -----------
                    $32,718,439  $28,387,780
                    ===========  ===========




5.  INCOME  TAXES
The  components  of  the  provision  for  income taxes consist of the following:



                                                    2003          2002          2001
                                                ------------  ------------  ------------
Current:
    Federal. . . . . . . . . . . . . . . . . .  $11,465,000   $12,341,000   $ 8,412,000
    State. . . . . . . . . . . . . . . . . . .    1,912,000     2,333,000     1,870,000
Deferred . . . . . . . . . . . . . . . . . . .   (1,892,000)   (1,719,000)    1,288,000
                                                ------------  ------------  ------------
Total income taxes . . . . . . . . . . . . . .  $11,485,000   $12,955,000   $11,570,000
                                                ============  ============  ============


The reconciliation of effective income tax is:
                                                       2003          2002          2001
                                                ------------  ------------  ------------
Tax at U.S. statutory rates. . . . . . . . . .  $11,348,000   $12,615,000   $11,328,000
State income taxes, net of federal benefit . .    1,243,000     1,376,000     1,359,000
Employer's FICA tax credit . . . . . . . . . .     (942,000)     (676,000)     (620,000)
Jobs tax credit. . . . . . . . . . . . . . . .     (237,000)     (260,000)     (347,000)
Other. . . . . . . . . . . . . . . . . . . . .       73,000      (100,000)     (150,000)
                                                ------------  ------------  ------------
Total income taxes . . . . . . . . . . . . . .  $11,485,000   $12,955,000   $11,570,000
                                                ============  ============  ============



Income  taxes  paid  totaled  $13,615,000  in  2003,  $11,810,000  in  2002, and
$8,704,000  in  2001.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates, and laws that will be in effect when the differences are expected to reverse. The Company's net deferred tax liability consists of the following:



                                            2003          2002
                                        ------------  ------------
Deferred tax assets:
    Insurance reserves . . . . . . . .  $ 1,390,000   $ 2,224,000
    Provision for restaurant closings.    1,840,000             -
    Capital leases . . . . . . . . . .      171,000       251,000
    Capital appreciation plans . . . .      582,000       915,000
    Discontinued operations. . . . . .            -       243,000
    Accrued vacation . . . . . . . . .      712,000       430,000
    Other. . . . . . . . . . . . . . .      825,000       341,000
                                        ------------  ------------
        Total deferred tax assets. . .    5,520,000     4,404,000
                                        ------------  ------------
Deferred tax liabilities:
    Depreciation . . . . . . . . . . .    5,894,000     6,510,000
    Other. . . . . . . . . . . . . . .       32,000       192,000
                                        ------------  ------------
        Total deferred tax liabilities    5,926,000     6,702,000
                                        ------------  ------------
Net deferred tax liability . . . . . .     (406,000)   (2,298,000)
Less current portion . . . . . . . . .    2,470,000     2,764,000
                                        ------------  ------------
Long-term liability. . . . . . . . . .  $(2,876,000)  $(5,062,000)
                                        ============  ============



6.  LEASED  ASSETS  AND  LEASE  COMMITMENTS
     The Company leases certain of its physical facilities under non-cancelable lease agreements. Steak n Shake restaurant leases typically have initial terms of eighteen to twenty-five years and renewal terms aggregating twenty years or more. These leases require the tenant to pay real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated by the Company's subsidiaries, but have been subleased to third parties, are classified below as non-operating properties. Minimum future rental payments have not been reduced by minimum sublease rentals of $778,000 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to the finance obligations and capital leases as of September 24, 2003, is as follows: $72,720,000 buildings, $60,493,000 land, $30,235,000 leasehold improvements, and $28,638,000 accumulated depreciation.

At September 24, 2003, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:



                                                   Finance     Capital                          Operating
                                                 Obligations    Leases                           Leases
                                                --------------------------------------------------------------------
                                                 Operating    Operating                  Operating    Non-Operating
                                                  Property     Property      Total        Property      Property
                                                ------------  ----------  ------------  -----------  ---------------
Year
----------------------------------------------
2004 . . . . . . . . . . . . . . . . . . . . .  $ 14,701,462  $  901,021  $ 15,602,483  $ 7,200,389  $   115,616
2005 . . . . . . . . . . . . . . . . . . . . .    14,701,462     867,386    15,568,848    7,070,026      115,616
2006 . . . . . . . . . . . . . . . . . . . . .    14,738,172     497,923    15,236,095    6,877,172      115,616
2007 . . . . . . . . . . . . . . . . . . . . .    14,746,631     404,540    15,151,171    6,815,524      115,616
2008 . . . . . . . . . . . . . . . . . . . . .    14,741,631     403,145    15,144,776    6,711,059      115,616
After 2008 . . . . . . . . . . . . . . . . . .   116,417,624   2,828,367   119,245,991   40,161,569      199,992
                                                ------------  ----------  ------------
Total minimum future rental payments . . . . .   190,046,982   5,902,382   195,949,364  $74,835,739  $   778,072
                                                                                        ========================
Less amount representing interest. . . . . . .   125,365,215   2,371,804   127,737,019
                                                ------------  ----------  ------------
Total principal obligations under leases . . .    64,681,767   3,530,578    68,212,345
Less current portion . . . . . . . . . . . . .     2,965,513     435,334     3,400,847
                                                ------------  ----------  ------------
Non-current principal obligations under leases    61,716,254   3,095,244    64,811,498
Residual value at end of lease term. . . . . .    80,313,061           -    80,313,061
                                                ------------  ----------  ------------
Obligations under leases . . . . . . . . . . .  $142,029,315  $3,095,244  $145,124,559
                                                ============  ==========  ============



     During 2002, the Company received net proceeds from sale and leaseback transactions aggregating $13,198,000 involving 11 properties. Since these transactions are treated as finance obligations, they are classified as a liability in the statement of financial position.

     Contingent  rent  totaling $556,000 in 2003, $468,000 in 2002, and $397,000 in 2001 is recorded in rent expense in the accompanying consolidated statements of earnings.

7.  DEBT
REVOLVING  CREDIT  AGREEMENT
     The Company's $30,000,000 Revolving Credit Agreement matures in January 2005 and bears interest at a rate based on LIBOR plus 75 basis points or the prime rate, at the election of the Company. There were no outstanding borrowings under the Revolving Credit Agreement at September 24, 2003, but the Company had $2,110,000 in stand-by letters of credit outstanding, which reduced the borrowing limit.

SENIOR  NOTE  AGREEMENT
     The Company's amended and restated Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement") allows for additional borrowing of $75,000,000 until September 20, 2005. As of September 24, 2003, the Company had borrowings of $24,418,572 with an average interest rate of 7.58% under its original $75,000,000 Senior Note Agreement. Interest rates are fixed and based upon market rates at the time of borrowing. Amounts maturing in fiscal years
2004  through  2008  are  as  follows:  $8,215,000,  $6,775,000,  $3,857,000,
$2,429,000,  and  $1,714,000,  respectively.

     Interest capitalized in connection with financing additions to property and equipment amounted to $476,000 and $545,000 in 2003 and 2002, respectively. Interest paid on debt amounted to $2,181,000 in 2003, $2,428,000 in 2002, and $3,165,000 in 2001.

     The carrying amounts for debt reported in the consolidated statement of financial position do not differ materially from their fair market values at September 24, 2003.

     The Revolving Credit Agreement and Senior Note Agreement are unsecured and contain restrictions, which among other things, require the Company to maintain certain financial ratios. The Company is in compliance with all restrictive covenants under these borrowing agreements at September 24, 2003.

8.  RELATED  PARTY  TRANSACTIONS
     A member of the Board of Directors is the President of Kelley Restaurants, Inc. ("KRI"), a franchisee. In accordance with its franchise agreement, the Company collects initial franchise fees, royalty fees, and advertising fees from its franchisees. The Company recorded revenues from KRI totaling $1,392,000, $1,208,000, and $1,125,000 during 2003, 2002, and 2001, respectively. Amounts receivable from KRI at September 24, 2003 and September 25, 2002 were $361,000 and $224,000 and are recorded in receivables, net in the consolidated statements of financial position.

9.  COMMON  STOCK  PLANS
CAPITAL  APPRECIATION  PLAN
     The Capital Appreciation Plan was established in 1997 and provides for tandem awards of Common Stock (restricted shares) and book units of up to 567,187 shares and related units. These awards are restricted for a period of three years and are returnable to the Company if the grantee is not employed (except for reasons of retirement, permanent disability or death) by the Company at the end of the period. The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share and the common stock dividends paid per share during the period, as adjusted for stock dividends/splits. The total value of the stock grant (based upon market value at the date of the grant) is recorded to unamortized value of restricted shares and is amortized to compensation expense ratably over the three-year period. The total number of shares and book units granted under the 1997 Plan for which restrictions have not lapsed was 122,500 at September 24, 2003, 102,500 at September 25, 2002, and 202,625 at September 26, 2001. At September 24, 2003, 129,622 shares were reserved for future grants. The average remaining period for which restrictions had not lapsed at September 24, 2003 was 0.47 years. The amount charged to expense under the Plans was $452,000 in 2003, $799,000 in 2002, and $1,249,000 in 2001.

EMPLOYEE  STOCK  OPTION  PLAN
     The 1997 Employee Stock Option Plan (the "1997 Plan"), provides for the granting of 1,745,313 stock options. The 1997 Plan provides for the issuance of stock options exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire either five or ten years from the date of grant and are issued with an exercise price equal to the fair market value of the underlying stock on the date of issuance. Options are granted under the 1997 Plan to officers and key employees selected by the Stock Option Committee. As of September 24, 2003, 1,114,545 options have been granted under the 1997 Plan and 866,888 are exercisable.
     The 1995 Employee Stock Option Plan (the "1995 Plan"), provides for the granting of 686,297 stock options. Options granted under the 1995 Plan are primarily incentive stock options exercisable on the same terms as the 1997 Plan. Options were granted under the 1995 Plan to officers and key employees selected by the Stock Option Committee. At September 24, 2003, 634,543 options have been granted under the 1995 Plan and 44,820 are exercisable.

The  following  table  summarizes  the  options activity under the 1997 and 1995
Plans:



                                          Shares    Weighted Average Price
                                        ----------  -----------------------
Outstanding at September 28, 2000        1,146,324               $ 12.00
    Fiscal 2001 Activity:
        Granted . . . . . . . .       .    125,391                  9.07
        Exercised . . . . . . . .         (133,804)                 8.47
        Canceled. . . . . . . . .         (126,875)                10.77
                                         ----------
Outstanding at September 26, 2001        1,011,036                 12.27
    Fiscal 2002 Activity:
        Granted . . . . . . . . .          591,646                 12.67
        Exercised . . . . . . . .         (203,957)                 8.69
        Canceled. . . . . . . . .          (19,277)                10.74
                                         ----------
Outstanding at September 25, 2002        1,379,448                 12.99
    Fiscal 2003 Activity:
        Granted . . . . . . . . .          100,424                 13.80
        Exercised . . . . . . . .         (114,382)                11.63
        Canceled. . . . . . . . .         (135,501)                14.35
                                         ----------
Outstanding at September 24, 2003        1,229,989               $ 13.03

NONEMPLOYEE  DIRECTOR  STOCK  OPTION  PLANS
     The Company's Nonemployee Director Stock Option Plans provide for the grant of nonqualified stock options at a price equal to the fair market value of the Common Stock on the date of the grant. Options outstanding under each Plan are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire five years from the date of grant.

     The following table summarizes information about the Nonemployee Director Stock Option Plans at September 24, 2003.


Plan Year  Options Issued  Options Exercisable  Exercise Price
           --------------  -------------------  ---------------
2003. . .          46,000                9,200  $          9.97
2002. . .          35,000               14,000  $          9.99
2000. . .          19,800               13,200  $         11.08


     As of September 24, 2003, 3,300 options under the 2000 plan year have been exercised. No options have been canceled under the Plans since their inception.

     The following table summarizes information regarding stock options outstanding at September 24, 2003 under the employee and nonemployee director stock option plans.




                                                Options Outstanding                   Options Exercisable
--------------------------------------------------------------------------------------------------------------------
                         Number          Weighted Average                                               Weighted
Range of            Outstanding at          Remaining       Weighted Average   Number Exercisable at     Average
Exercise Prices    September 24, 2003    Contractual Life    Exercise Price     September 24, 2003    Exercise Price
--------------------------------------------------------------------------------------------------------------------
$ 5 - $10                  433,940          2.92 years          $ 9.70               231,530               $ 9.51
$10 - $15                  416,463          3.19 years          $12.77               371,663               $12.99
$15 - $20                  477,086          4.36 years          $15.70               344,915               $15.93
--------------------------------------------------------------------------------------------------------------------
$ 5 - $20                1,327,489          3.52 years          $12.82               948,108               $13.21




     At September 25, 2002, 963,538 options were exercisable at a weighted average exercise price of $13.11, and at September 26, 2001, 862,332 options were exercisable at a weighted average exercise price of $11.81. Stock options are issued pursuant to the employee and nonemployee director stock option plans with exercise prices equal to the market value on the date of grant. As discussed in Note 1, the Company measures stock compensation in accordance with APB Opinion No. 25. Had the Company measured stock compensation in accordance with fair value provisions of SFAS No. 123, the effect on net earnings and earnings per share would have been as summarized in Note 1. In calculating the impact of options granted, the Company has estimated the fair value of each grant using the Black-Scholes option-pricing model.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The fair value estimates are based on the following assumptions:




                                2003      2002      2001
                              --------  --------  --------

Risk-free interest rate           2.0%      2.0%      4.0%
Dividend yield. . . . .           0.0%      0.0%      0.0%
Expected volatility . .            42%       42%       53%
Expected life in years.        5 Years   5 years   5 years


EMPLOYEE  STOCK  PURCHASE  PLAN

     Under the Employee Stock Purchase Plan, a maximum of 1,852,545 shares of Common Stock are available for issuance to all eligible employees of the Company as determined by the Board of Directors (125,821 per year for 1993 to 1997;
154,688  per  year  for  1998  to  2002; and 150,000 per year for 2003 to 2005).
Unissued shares in any given calendar year are available to increase the annual maximum number of shares issuable in subsequent years. Employees may purchase shares of Common Stock through payroll deductions from 2% to 10% of compensation up to a maximum fair market value of $10,000 or 1,000 shares per year. Shares are purchased at a 15% discount from the lesser of the share price on the first or last day of the year. Shares purchased under the plan were 147,604 in 2003, 181,222 in 2002, and 215,232 in 2001.

10.  COMMITMENTS  AND  CONTINGENCIES

     The Company is involved in various legal matters in the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

11.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)



                                                                                Quarter(1)
                                                             First         Second        Third        Fourth(2)
                                                         -------------  ------------  ------------  -------------
2003
----
Revenues. . . . . . . . . . . . . . . . . . . . . . . .  $ 102,054,759  $149,672,170  $121,268,526  $ 126,108,100
Costs and Expenses. . . . . . . . . . . . . . . . . . .     96,764,703   139,017,498   110,209,160    120,688,059
Earnings Before Income Taxes. . . . . . . . . . . . . .      5,290,056    10,654,672    11,059,366      5,420,041
Net Earnings. . . . . . . . . . . . . . . . . . . . . .      3,402,056     6,838,672     7,089,366      3,609,041
Diluted Earnings per Common and Common Equivalent Share           $.13          $.25          $.26           $.13


2002
----
Revenues. . . . . . . . . . . . . . . . . . . . . . . .  $ 100,744,850  $140,291,170  $108,412,717  $ 109,565,726
Costs and Expenses. . . . . . . . . . . . . . . . . . .     94,358,317   130,044,113    98,213,843    100,353,982
Earnings Before Income Taxes. . . . . . . . . . . . . .      6,386,533    10,247,057    10,198,874      9,211,744
Net Earnings. . . . . . . . . . . . . . . . . . . . . .      4,090,033     6,540,557     6,511,374      5,947,244
Diluted Earnings per Common and Common Equivalent Share           $.15          $.23          $.23           $.22




(1) The Company's fiscal year includes quarters consisting of 12,16,12 and 12 weeks, respectively.
(2) In 2003, the Company recorded a charge of $5,200,000 ($3,360,000 net of income taxes or $.13 per diluted share) related to the disposal of nine under-performing restaurants.

36


MANAGEMENT'S  REPORT
--------------------

The  Steak  n  Shake  Company
MANAGEMENT'S  REPORT  ON  RESPONSIBILITY  FOR  FINANCIAL  REPORTING

     The management of The Steak n Shake Company is responsible for the preparation, integrity and objectivity of the Company's financial statements and the other financial information in this report. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and reflect in all material respects the Company's consolidated results of operations and the financial position for the periods shown based upon management's best estimates and judgments.
     In addition, management maintains internal control systems which are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and which produce records adequate for the preparation of financial information. There are limits inherent in all systems of internal accounting control based on the recognition that the cost of such systems should not exceed the benefits to be derived. We believe the Company's systems provide the appropriate balance. The effectiveness of the control systems is supported by the selection and training of qualified personnel, an organizational structure that provides an appropriate division of responsibility and a strong budgetary system of control. Deloitte & Touche LLP, our independent auditors, has been engaged to express an opinion regarding the fair presentation of the Company's financial condition and operating results. As part of its audit of the Company's financial statements, Deloitte & Touche LLP considered the Company's system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests.
     The Audit Committee of the Board of Directors, which is composed of four outside directors, serves in an oversight role to assure the integrity and objectivity of the Company's financial reporting process. The Committee meets periodically with representatives of management and the independent auditors to review matters of a material nature related to auditing, financial reporting, internal accounting controls and audit results. The independent auditors have free access to the Audit Committee. The Audit Committee is also responsible for the selection of the independent auditors.


/s/  Alan  B.  Gilman                      /s/  James  W. Bear
Chairman  and                              Senior  Vice  President
Chief  Executive  Officer                  and  Chief  Financial  Officer





INDEPENDENT  AUDITORS'  REPORT
To the Board of Directors and Shareholders of The Steak n Shake Company

     We have audited the accompanying consolidated statement of financial position of The Steak n Shake Company and subsidiaries (the "Company") as of September 24, 2003, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year ended September 24, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2003 consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Steak n Shake Company and subsidiaries at September 24, 2003, and the results of their operations, and their cash flows for the year ended September 24, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte  &  Touche  LLP
November  20,  2003
Indianapolis,  Indiana

------
REPORT  OF  INDEPENDENT  AUDITORS
---------------------------------
Shareholders  and  Board  of  Directors
The  Steak  n  Shake  Company

     We have audited the accompanying consolidated statements of financial position of The Steak n Shake Company as of September 25, 2002 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the two years in the period ended September 25, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Steak n Shake Company at September 25, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 25, 2002, in conformity with accounting principles generally accepted in the United States.


/s/  Ernst  &  Young  LLP
Indianapolis,  Indiana
December  3,  2002


                                                                    EXHIBIT 4.10





                               September 17, 2003

The  Steak  N  Shake  Company
500  Century  Building
36  South  Pennsylvania  Street
Indianapolis,  Indiana  46204
Attention:  Chief  Financial  Officer


     Re:     Amendment  No.  3  to  Amended  and  Restated  Note  Purchase
     and  Private  Shelf  Agreement  dated  as  of  September  20,  2002
     -------------------------------------------------------------------

Ladies  and  Gentlemen:

     Reference is made to that certain Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 20, 2002 (as amended prior to the date hereof, the "Note Agreement") among The Steak N Shake Company, an Indiana corporation (the "Company"), Prudential Investment Management, Inc., The Prudential Insurance Company of America and each Prudential Affiliate which may become a party thereto in accordance with the terms thereof (collectively, "Prudential"), pursuant to which the Company issued and sold and Prudential purchased the Company's senior fixed rate notes from time to time. Capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Note Agreement.

     Pursuant to the request of the Company and in accordance with the provisions of paragraph 11C of the Note Agreement, the parties hereto agree as follows:

     SECTION  1.     Amendment.  From  and  after  the  date this letter becomes
                     ---------
effective in accordance with its terms, the Note Agreement is amended as follows:

     1.1 Clause (iv) and (v) of paragraph 6C(1) (Liens) of the Note Agreement are amended and restated to read in their entirety as follows:

     "(iv) Liens securing Debt of the Company or Subsidiaries evidenced by Capitalized Lease Obligations existing on September 24, 2003, in individual principal amounts not in excess of the amounts outstanding on September 24, 2003 (which principal amounts in aggregate shall be less than $150,000,000) and as identified on Schedule 6C(1) hereto, and
                ---------------

     (v) other Liens securing Debt which is permitted by clause (iii) or (v) of paragraph 6C(2) (notwithstanding the foregoing in this clause (v), the Lien basket provided in this clause (v) shall not be used to provide credit enhancements (in any form, including Liens and Guarantees) to the lenders under the Company's primary bank facility);".

     1.2 Clauses (iv) and (v) of paragraph 6C(2) (Debt) of the Note Agreement are amended and restated to read in their entirety as follows:

     "(iv) Debt of the Company or Subsidiaries evidenced by Capitalized Lease Obligations existing on September 24, 2003, in individual principal amounts not in excess of the amounts outstanding on September 24, 2003 (which principal amounts in aggregate shall be less than $150,000,000) and as identified on Schedule 6C(1) hereto, and
                ---------------

(v) other Debt of the Company or Subsidiaries, so long as Priority Debt at no time exceeds 20% of Consolidated Tangible Net Worth (notwithstanding the foregoing in this clause (v), the Debt basket provided in this clause (v) shall not be used to provide credit enhancements (in any form, including Liens and Guarantees) to the lenders under the Company's primary bank facility);".

     1.3 The proviso appearing at the end of paragraph 6C(2) (Debt) of the Note Agreement is deleted in its entirety and the following is hereby substituted therefor:

          "provided that for each period of four (4) consecutive fiscal quarters commencing with the period of four (4) consecutive fiscal quarters ending on (or nearest to) September 30, 2002, the Company shall, at all times maintain a ratio of Consolidated Debt to consolidated EBITDA (the "LEVERAGE RATIO") not exceeding
2.75 to 1.00; further provided that for purposes of the Leverage Ratio, all current and future Capitalized Lease Obligations shall, for so long as the underlying leases are in effect, at all times be included in the computation of Consolidated Debt of the Company notwithstanding any subsequent reclassification of such Capitalized Lease Obligations as operating leases under generally accepted accounting principles (and with respect to such rental obligations that are reclassified as operating leases, the amount of such rental obligations included in the computation of Consolidated Debt shall be the amount that would otherwise be required to be capitalized in accordance with generally accepted accounting principles if such rental obligations were in fact Capitalized Lease Obligations (it being understood and agreed that if the Company and/or its Subsidiaries has Capitalized Lease Obligations at the time of calculating the capitalized amount of such operating leases, such calculation of the capitalized amount of such operating leases shall be performed consistent with the methodology used to calculate the capitalized amount of such Capitalized Lease Obligations)). Together with the delivery of financial statements required by paragraphs 5A(i) and (ii), for each Capitalized Lease Obligation reclassified as an operating lease the Company will deliver to each Significant Holder an Officer's Certificate demonstrating the computation (including disclosing the discount rate used in each such computation) of the capitalized portion of such operating lease required to be included in the computation of Consolidated Debt for purposes of the Leverage Ratio pursuant to the immediately preceding proviso."

     1.4 The definition of "Capitalized Lease Obligations" in paragraph 10B of the Note Agreement is amended and restated to read in its entirety as follows:

     "'CAPITALIZED LEASE OBLIGATION' shall mean any rental obligation which, under generally accepted accounting principles, is or will be required to be capitalized on the books of the Company or any Subsidiary, taken at the amount thereof accounted for as indebtedness (net of interest expense) in accordance with such principles; for the avoidance of doubt, such term includes all "finance obligations" but excludes operating leases."

     1.5 The definition of "Priority Debt" in paragraph 10B of the Note Agreement is amended and restated to read in its entirety as follows:

     "'PRIORITY DEBT' shall mean, as of any time of determination thereof, the aggregate amount of (i) Debt of the Company which is secured by any Lien and
(ii) Debt of Subsidiaries (including any Debt of a Subsidiary which consists of a Guarantee of Debt of the Company), excluding in each case any Debt described in clause (i), (ii) or (iv) of paragraph 6C(2)."

     1.5 Schedule 6C(1) to the Note Agreement is amended and restated to read in its entirety as set forth on Exhibit A hereto.
                                             ----------

     SECTION  2.     REPRESENTATIONS AND WARRANTIES.  The Company represents and
                     -------------------------------
warrants that (a) each representation and warranty set forth in paragraph 8 of the Note Agreement is true and correct as of the date of execution and delivery of this letter by the Company with the same effect as if made on such date (except to the extent such representations and warranties expressly refer to an earlier date, in which case they were true and correct as of such earlier date); and (b) after giving effect to the amendments set forth in Section 1 hereof, no Event of Default or Default exists or has occurred and is continuing on the date hereof.

SECTION  3.  Condition  Precedent.  This letter shall become effective as of the
             --------------------
date first written above upon the return by the Company to Prudential of a counterpart hereof duly executed by the Company and Prudential. This letter should be returned to Prudential Capital Group, Two Prudential Plaza, Suite 5600, Chicago, Illinois 60601, Attn.: Armando M. Gamboa.

     SECTION  4.     Reference  to  and  Effect  on  Note  Agreement.  Upon  the
                     -----------------------------------------------
effectiveness of this letter, each reference to the Note Agreement in any other document, instrument or agreement shall mean and be a reference to the Note Agreement as modified by this letter. Except as specifically set forth in
Section 1 hereof, the Note Agreement shall remain in full force and effect and is hereby ratified and confirmed in all respects.

     SECTION  5.     Governing Law.  THIS LETTER SHALL BE CONSTRUED AND ENFORCED
                     -------------
IN ACCORDANCE WITH, AND THE RIGHTS OF THE PARTIES SHALL BE GOVERNED BY, THE LAW OF THE STATE OF ILLINOIS (EXCLUDING ANY CONFLICTS OF LAW RULES WHICH WOULD OTHERWISE CAUSE THIS AGREEMENT TO BE CONSTRUED OR ENFORCED IN ACCORDANCE WITH, OR THE RIGHTS OF THE PARTIES TO BE GOVERNED BY, THE LAWS OF ANY OTHER JURISDICTION).

             The remainder of this page is intentionally left blank.

     SECTION  6.     Counterparts;  Section Titles.  This letter may be executed
                     -----------------------------
in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which when taken together shall constitute but one and the same instrument. Delivery of an executed counterpart of a signature page to this letter by facsimile shall be effective as delivery of a manually executed counterpart of this letter. The section titles contained in this letter are and shall be without substance, meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.


Very  truly  yours,

PRUDENTIAL  INVESTMENT    MANAGEMENT,  INC.

By:/s/  Mathew  Douglass
        -----------------
Name:   Mathew  Douglass
Title:     Vice  President


THE  PRUDENTIAL  INSURANCE
COMPANY  OF  AMERICA

By:  /s/  Mathew  Douglass
         ------------------
Name:     Mathew  Douglass
Title:     Vice  President


Agreed  and  accepted:

THE  STEAK  N  SHAKE  COMPANY


By:  /s/  James  W.  Bear
     --------------------
Name:  James  W.  Bear
Title:     Senior  Vice  President,  CFO

The  Steak  N  Shake  Company
September  17,  2003
Page  10


[F:\WORD\STEAK  N  SHAKE  Amendment  (September  2003)  clean]
                                    EXHIBIT A
                                  TO AMENDMENT

                                                                  SCHEDULE 6C(1)
                                                                  --------------

                          CAPITALIZED LEASE OBLIGATIONS
                          -----------------------------



STEAK  N'  SHAKE,  INC.
FINANCING  LEASE  OBLIGATIONS
PERIOD  12  ENDING  BALANCE  AND  PERIOD  13  PROJECTION

BUILD  TO  SUIT  LEASES  -  Only  include  the  rent  portion  attributable  to  the  building


                                                                                                       PERIOD 12
                                                                                                          TOTAL        PERIOD 13
STORE          LOCATION                                            LANDLORD                            OBLIGATION      PROJECTION
  003    614 West Raab Road. . . . . . .  Gerald W & Christine Strickland                              886,704.12     869,955.00
  007    2250 Mount Zion Road. . . . . .  Foltz, Inc.                                                  901,202.12     899,672.00
  011    1709 South Neil Street. . . . .  W G Properties                                               541,182.51     539,884.00
  029    7230 Woodland Drive . . . . . .  M&G Realty LLC                                               773,628.84     807,110.00
  036    1501 East 86th Street . . . . .  Brauvin Income Plus LP III LLC                               656,552.84     653,928.00
  044    9550 Natural Bridge . . . . . .  Melvin Dubinsky, Trustee of the Revocable Living Trust     1,280,103.08   1,277,404.00
  045    3549 North Lindbergh. . . . . .  Harry Shapiro Jr Realty & Investment Co                    2,126,472.16     809,617.00
  055    7350 Gravois. . . . . . . . . .  Melvin Dubinsky, Trustee of the Revocable Living Trust        (1,440.62)  1,311,937.00
  072    818 South Orlando Ave . . . . .  Dorothy K McPherson Revocable Trust                        1,047,362.27   1,045,848.00
  073    2820 East Colonial Blvd . . . .  Edward J and Mary J Picard                                   993,933.08     993,115.00
  082    1450 East Fowler Avenue . . . .  Louise S. Dibbs                                              638,438.99     636,536.00
  159    8640 North Michigan Road. . . .  Brauvin Income Plus LP III LLC                               610,189.91     607,147.00
  162    325 South Veterans Pkwy . . . .  Sebring Assoc Ltd Pship                                      597,920.74     595,770.00
  163    408 South Gilbert . . . . . . .  Maravin Donald Lampert/Gloria Morgan                         908,842.99     907,184.00
  170    1211 North Keller . . . . . . .  Terry M & Susan A Gold                                       495,913.10     494,592.00
  172    130 North 44th Street . . . . .  Rich Stieren                                                 687,994.86     686,253.00
  175    76 South Highway Drive. . . . .  Brauvin Corp Lease Program IV LLC                            971,159.83     968,169.00
  177    7700 South Orange Blossom . . .  B A Swartz & Ann Swartz                                      620,645.38     618,743.00
  201    2712 West DeYoung Street. . . .  Underwood Building Corp                                      685,419.26     683,664.00
  204    2010 North Prospect . . . . . .  Ross Mattis Properties, LLC                                  981,787.06     979,853.00
  205    1365 East Main Street . . . . .  Sebring Assoc Ltd Pship                                      803,365.25     801,491.00
  208    1802 South Veterans . . . . . .  Red Rock Co of IL                                            998,735.11     997,079.00
  210    2675 Plainfield Road. . . . . .  Bruce A Swartz "Trust"                                     1,079,264.54   1,079,417.00
  211    2009 North Kenyon Road. . . . .  Commerce Bank, Trustee - Jean Snyder                         499,380.50     497,399.00
  212    1400 Broadway East. . . . . . .  Robert E Vescovo                                             831,263.03     829,535.00
  213    10001 Wylie Drive . . . . . . .  Red Rock Co of IL                                          1,050,640.08   1,048,923.00
  214    4240 Venture Drive. . . . . . .  Northpoint/Bartonville Joint Venture                         985,398.14     983,298.00
  215    5229 Elmore Avenue. . . . . . .  Carson Corporation Trustee, Trust #80                        909,469.06     907,956.00
  219    16110 Harlem Avenue . . . . . .  Gisela M Stern Cohen                                       1,130,903.29   1,129,248.00
  220    7561 East State Street. . . . .  R & G Investment Company, Inc.                             1,165,378.45   1,163,429.00
  221    290 South Randall Road. . . . .  Woodridge Properties, LLC                                  1,052,187.65   1,050,430.00
  225    1315 East Ireland Road. . . . .  Nick Striglos                                                784,927.18     782,230.00
  226    5415 Grape Road . . . . . . . .  Elro Company                                                 354,194.66     351,363.00
  227    7485 Foltz Drive. . . . . . . .  LPF Corporation                                              353,325.72     351,386.00
  228    3250 Cassopolis Street. . . . .  B A Swartz & Ann Swartz                                      687,731.82     685,614.00
  230    6019 Illinois Road. . . . . . .  The Estate of Donald E Balser                                381,268.91     378,655.00
  231    247 West Smith Valley Road. . .  Harry Shapiro Jr Realty & Investment Co                      778,079.86     776,486.00
  233    10701 East Washington . . . . .  GHSC Associates Ltd Pship                                    833,586.08     831,434.00
  237    1185 Gravois Road . . . . . . .  Holiday Mobile Home Park LLC                               1,193,247.79   1,191,172.00
  238    5885 Suemandy Drive . . . . . .  Edward or Dorothy Willmering                                 930,333.82     927,569.00
  239    2382 Troy Road. . . . . . . . .  Southern Commercial                                          992,273.96     990,029.00
  240    16051 Manchester. . . . . . . .  Caplaco, Inc.                                              1,195,808.39   1,193,239.00
  242    2101 Liberty Drive. . . . . . .  Sebring Assoc Ltd Pship                                      863,569.85     861,865.00
  243    103 North State Road 135. . . .  Miran Investment Company & Mohr Family Partnership           796,867.09     795,243.00
  244    518 Essex Drive . . . . . . . .  Essex Investments, Inc.                                      373,981.12     372,093.00
  245    3170 Towne Blvd.. . . . . . . .  Julius Greenburg Trust                                       839,213.08     838,012.00
  246    2655 Airport Rd . . . . . . . .  J Dan Nic, LLC                                               904,946.56     903,469.00
  247    4025 Elkhart Road . . . . . . .  Miran Investment                                             811,404.58     810,217.00
  249    4310 Southport Crossing . . . .  Fran-Ray Investments                                         919,793.60     917,798.00
  251    6208 Cambridge Way. . . . . . .  EDD of Bloomington, LLC                                      876,159.08     874,236.00
  254    1640 East Tipton Street . . . .  Billy J. Coleman                                             782,157.57     781,770.00
  255    2403 North Post Drive . . . . .  Harry Shapiro, Jr. Realty and Investment Co                  850,487.23     848,172.00
  256    1460 Jungerman Road . . . . . .  Bonhomme Associates Trust                                    915,317.64     913,198.00
  259    3488 Alpine Ave . . . . . . . .  A & R Development II, LLC                                  1,070,376.49   1,069,103.00
  261    8157 East 96th Street . . . . .  Holiday Mobile Home Park LLC                               1,266,535.69   1,264,802.00
  262    2998 Highway K. . . . . . . . .  O'Fallon Crossing Estate Corp                                506,417.81     504,764.00
  263    681 Sycamore Street . . . . . .  Kenrick A Jones                                              931,252.55     929,677.00
  264    10625 US 36 East. . . . . . . .  American Art Clay Co, Inc.                                   958,783.19     957,100.00
  265    1485 West Main Street . . . . .  Thomas and Adele Daake                                     1,062,660.36   1,061,119.00
  266    200 Meijer Way. . . . . . . . .  Rosemary Deedle, Trustee                                     759,127.27     757,612.00
  267    8311 Old Troy Pike. . . . . . .  Pontoni Land Holdings Family LP & KIR Huber Heights        1,045,501.94   1,044,168.00
  268    1236 West State Road 32 . . . .  Terry S Dunaway & Jan S Dunaway                              809,771.57     808,166.00
  269    2856 Center Drive . . . . . . .  EDD of Bloomington, LLC                                    1,192,755.57   1,190,907.00
  271    3800 Southwest College Road . .  Nick Striglos                                              1,115,380.77   1,113,405.00
  272    4325 Lake Mary West Boulevard .  Bing S. Wong c/o Note World                                1,003,389.62   1,001,649.00
  273    120 Williamson Boulevard. . . .  Bing S. Wong c/o Note World                                  908,243.79     906,415.00
  275    1651 West New Haven . . . . . .  Capital Land Company                                       1,192,362.05   1,189,921.00
  276    790 Merritt Island Causeway . .  Caplaco Five, Inc.                                         1,143,277.17   1,141,553.00
  277    8115 Red Bug Lake Road. . . . .  Sebring Assoc Ltd Pship                                    1,150,293.23   1,149,039.00
  278    40 Towne Center Circle. . . . .  Sanjust, LLC                                               1,170,410.64   1,168,731.00
  279    927 Saxon Boulevard . . . . . .  Southwest Bank                                             1,035,059.20   1,033,381.00
  280    7101 West Colonial Drive. . . .  William and Mildred Frein                                  1,326,579.08   1,324,541.00
  282    1 Cypress Edge Drive. . . . . .  Famlee Investment Co.                                        959,356.39     957,950.00
  283    4500 Highway 17-92. . . . . . .  Thomas C. Richards                                         1,097,227.06   1,095,685.00
  284    10555 Ulmerton Road . . . . . .  Patricia L. Bridgeforth, Trustee                           1,187,677.86   1,186,041.00
  285    4313 West Vine Street . . . . .  William and Mildred Frein                                  1,214,081.60   1,211,830.00
  286    2700 South Semoran Blvd.. . . .  Raphael Family Real Estate, LLC & Carnac R.E. LLC          1,297,537.21   1,296,106.00
  288    11306 Causeway. . . . . . . . .  Bearheart Properties, Ltd                                  1,161,636.31   1,159,982.00
  290    2624 South Western Avenue . . .  John J Franks                                                743,294.08     741,792.00
  291    6050 Howdershell Road . . . . .  Janice Klaus                                               1,084,616.28   1,082,751.00
  294    1080 El Jobean Road . . . . . .  Terry S Dunaway & Jan S Dunaway                            1,067,629.83   1,066,190.00
  295    6380 Wilmington Pike. . . . . .  Lucille J Dreisewerd                                         968,896.62     967,480.00
  298    109 Regency Park. . . . . . . .  Bonhomme Associates Trust                                    888,114.16     886,334.00
  301    8420 Springboro Rd. . . . . . .  Cary & Sheri Steffens                                        944,031.28     942,815.00
  304    9116 US Highway 19. . . . . . .  Tusker Port Richey LLC                                     1,200,603.17   1,199,001.00
  305    1681 Wells Road . . . . . . . .  St. Louis County Realty Co                                 1,043,737.19   1,042,396.00
  307    4480 Park Street. . . . . . . .  Sebring Assoc Ltd Pship                                    1,154,681.56   1,153,187.00
  308    1620 North State Road 59. . . .  Mavens Limited Partnership                                   955,645.50     953,768.00
  310    9560 Regency Square . . . . . .  William and Mildred Frein                                  1,129,741.99   1,128,437.00
  311    1825 Barrington Road. . . . . .  Higgins and Barrington Owners Assoc                        1,255,563.47   1,253,955.00
  313    719 Myatt Drive . . . . . . . .  Stewart Campbell, Jr. & Mary H Campbell                      843,057.22     841,575.00
  314    2490 State Road 580 . . . . . .  William and Mildred Frein                                  1,168,780.70   1,167,022.00
  315    5401 Meijer Drive . . . . . . .  Frederic J. Mohr, Robert S. Mohr & Miran Invest. Co.         914,295.34     912,899.00
  316    12035 East Colonial . . . . . .  RD or RK Martin                                            1,126,296.83   1,124,716.00
  318    1251 Strongbow Center . . . . .  The Southern Group, LLC                                      952,710.95     951,301.00
  319    2000 North Carrothers . . . . .  GENE L. VESCOVO IRREVOCABLE TRUST                          1,057,369.37   1,055,897.00
  320    9150 North Main Street. . . . .  Thomas and Adele Daake                                     1,152,485.45   1,150,931.00
  322    4333 Fox Valley Center. . . . .  Thomas and Adele Daake                                     1,223,413.79   1,223,853.00
  325    5000B Old Hickory Rd. . . . . .  Imperial Catering Company, Inc.                              901,156.12     898,944.00
  326    2600 NW Federal . . . . . . . .  Vista Plaza Ltd Pship                                        319,484.99     318,582.00
  327    1100 Evansway Court . . . . . .  Richland Trust - Donald W Barr Trust                       1,045,973.25   1,044,466.00
  329    6070 Gurnee Mills Circle. . . .  Kevin & Carol Vescovo                                      1,102,600.84   1,100,805.00
  331    4297 Cattlemen Road . . . . . .  William and Mildred Frein                                  1,144,778.66   1,142,480.00
  332    10650 US Highway 441. . . . . .  Frederick Swarner                                            951,837.23     950,529.00
  333    10181 Colerain Avenue . . . . .  Timothy P. and Paula S. Heather                            1,192,387.68   1,191,185.00
  335    3906 South Florida Ave. . . . .  Alicia Abels                                               1,184,556.13   1,182,852.00
  336    335 Leonardwood Drive . . . . .  Acreco Investment Co                                         907,664.88     906,303.00
  338    1940 94th Court . . . . . . . .  Victor F Donnelly and Agnes Donnelly                       1,025,330.43   1,023,791.00
  339    2100 N. Richmond Road . . . . .  The Wayne R Meling Declaration of Trust                    1,082,894.47   1,080,910.00
  341    3714 SW 42nd Street . . . . . .  Dorothy Papazian                                           1,112,026.43   1,110,460.00
  342    16902 Clover Road . . . . . . .  James E & Betty J Huffer                                     954,086.63     952,338.00
  344    211 North Randell Road. . . . .  Blue Ribbon Investments, LLC                               1,140,534.23   1,138,886.00
  349    3111 South Nieder Road. . . . .  First National Bank of Olathe                                995,338.20     993,903.00
  350    8101 Dr. MLK Blvd . . . . . . .  Alice Nisk and Ronald Nisk                                 1,150,587.48   1,149,262.00
  360    304 SE M-291. . . . . . . . . .  Edna Walke                                                 1,313,662.70   1,311,688.00
  362    2441 South Hamilton Road. . . .  McKelvey Partnership, L.P.                                 1,074,193.20   1,072,870.00
  367    6200 Lake Worth Rd. . . . . . .  Stromboli USA, Inc                                         1,335,223.24   1,335,012.00
  370    9500 NE Barry Road. . . . . . .  Lawrence E Noll                                            1,230,357.27   1,228,732.00
  375    1832 Alysheba Way . . . . . . .  Madden Family LLC                                            494,480.62     493,948.00
  377    1780 Hill Road. . . . . . . . .  J.M. Muggs, Ltd. c/o John Rogers & Michelle Rogers         1,064,627.08   1,063,074.00
  378    #178 EQUIPMENT. . . . . . . . .  FCB Real Estate Holdings, LLC                                 46,222.93      44,928.36
  379    PART OF #179 - CAPITAL LEASE. .  PURCHASED BACK 3/25/99                                        12,902.69      12,526.84
  383    5488 Cleveland Avenue . . . . .  Simon Property Group, L.P.                                   497,199.90     495,882.00
  384    16203 North Dale Mabry. . . . .  CNL Group, Inc.                                              476,341.85     474,990.00
  386    4047 Morse Crossing . . . . . .  BMJ Company, Inc.                                          1,197,976.96   1,196,702.00
  387    4620 Milan Rd . . . . . . . . .  Howard Gross and Kathy Gross                               1,033,720.65   1,032,167.00
  388    12541 W. Sunrise Boulevard. . .  Samuel R. Schwartz                                         1,698,281.41   1,696,015.00
  392    5995 Sawmill Road . . . . . . .  Sawmill Ridge Plaza, L.P.                                    226,808.11     226,244.00
  396    1684 Home Avenue. . . . . . . .  Ratkelis Family Trust, & Construction Invest. Corp.        1,012,037.08   1,010,596.00
  398    5960 East Main Street . . . . .  Sivad Investment Company                                     539,106.29     537,871.00
  399    1881 Polaris Parkway. . . . . .  N P Limited Partnership                                      514,386.98     513,142.00
  402    10330 Cascade Crossing. . . . .  Prior Management Company, LLC                              1,424,277.83   1,422,468.00
  404    4000 Medina Road (Suite 200). .  MS at Montrose, LLC (formerly Montrose Development)          529,986.99     528,765.00
  412    1721 NE Pine Island Rd. . . . .  Industrail Square Corporation                              1,016,999.91   1,015,795.00
  424    1680 N. Orange Blossom Trail. .  Underwood Building Corp                                    1,215,828.44   1,214,447.00
  425    9530 Diamond Center Drive . . .  Greg Vescovo                                               1,263,888.61   1,262,338.00
  427    1095 Highway 28 . . . . . . . .  Myers Y. Cooper Company                                      205,519.44     205,026.00
  433    13133 S. Orange Blossom Trail .  Diana Jaffe                                                1,263,591.47   1,262,104.00
  437    5180 N.E. 24th Street . . . . .  Sheri Steffens and Cary Steffens                             901,702.89     900,346.00
  449    12921 Sheldon Road. . . . . . .  Leap Citrus Park, L.C.                                       663,149.09     661,609.00
  450    1134 Pearce Boulevard . . . . .  Pearce Plaza, L.L.C.                                         560,171.77     558,790.00
  455    1415 Wanamaker Road . . . . . .  Carnahan Family, L.P. & Raphael Family R.E., LLC           1,280,982.46   1,279,601.00
  460    3165 Elida Road . . . . . . . .  Dr. Kemi Azeez                                               521,833.79     520,751.00
  462    17509 North Palm Village Place.  Tampa S & S Realty,LLC                                     1,196,161.86   1,194,903.00
  478    17312 Chesterfield Airport Rd..  THF Chesterfield Development,LLC                             579,361.88     578,264.00
  479    PART OF #179 - CAPITAL LEASE. .  PURCHASED BACK 3/25/99                                       106,349.43     103,309.28
  481    4666 Dressler Road. . . . . . .  TTM I, Properties, LTD.                                      552,277.97     551,203.00
  489    6786 Applewood Blvd . . . . . .  V & V 224, Limited                                           553,265.97     552,198.00
  496    17325 Loraine Avenue. . . . . .  Lorain Rocky River Properties, Inc.                          555,342.28     554,337.00
  501    50840 Valley Frontage Road. . .  THF St. Clairsville Development, LP                          531,081.65     530,075.00
  506    5555 Youngstown Warren Rd . . .  Boulveard Centre Company                                     415,356.12     414,568.00
  509    Suite 15, 10800 Pines Blvd. . .  Cole Boulevard Holdings, LLC (formerly BSO Limited)          137,101.16     136,810.00
  514    1951 Park Manor Boulevard . . .  Park Associates                                              539,195.27     538,248.00

       SIC PROPERTIES
       ---------------------------------

  322    4545 Outer Loop Road. . . . . .  STEAK N SHAKE INVESTMENT CO                                  856,538.87     854,369.00
  323    2717 Hurstbourne Parkway. . . .  STEAK N SHAKE INVESTMENT CO                                  900,400.24     898,902.00
  324    980 East State Road 131 . . . .  STEAK N SHAKE INVESTMENT CO                                1,251,733.61   1,250,111.00
  325    1627 North Dixie Boulevard. . .  STEAK N SHAKE INVESTMENT CO                                  959,730.43     958,076.00
  331    2296 Gunbarrel Road . . . . . .  FRAN-RAY INVESTMENTS                                         826,557.41     826,180.00
  402    10330 Cascade Crossing. . . . .  Prior Management Company, LLC                                948,630.11     946,911.00
 2103    3004 Clark Lane . . . . . . . .  Jewel Associates                                           1,008,685.22   1,004,896.00

       TOTALS. . . . . . . . . . . . . .                                                           144,513,801.19  144,277,267.48






STEAK  N'  SHAKE,  INC.
CAPITAL  LEASE  OBLIGATIONS
PERIOD  12  ENDING  BALANCE  AND  PERIOD  13  PROJECTION

CAPITAL  LEASES  -  Only  include  the  portion  of  the  lease  payment  attributable  to  building

                                                                                                  PERIOD 12
                                                                                                     TOTAL      PERIOD 13
          store #             LOCATION                                     LANDLORD               OBLIGATION   PROJECTION

CAPITAL LEASES (RESTATEMENT)
070                             1000 Int'l Speedway Blvd. . .  Bronze/Daytona LP                   565,927.74  563,527.00
168                             3909 Mexico Road. . . . . . .  James D Browne                      269,715.30  267,283.00
206                             5036 North Big Hollow . . . .  The Big Hollow Outlot Land Trust    512,477.78  510,786.00
250                             831 Clepper Lane. . . . . . .  Retail Land Limited Partnership     616,089.67  614,038.00
257                             7876 Tylersville Road . . . .  Retail Land Limited Partnership     525,332.62  523,685.00
357                             155 Tom Hill Senior Boulevard  Treaty Fields                       554,873.14  553,498.00
380                             2091 Old Fort Parkway . . . .  JDN Realty Investment, LP           537,942.94  536,645.00

OLD CAPITAL LEASES

038                             1104 Brentwood Boulevard. . .  Brentwood SNS Partnership            45,390.90   44,782.71
051                             80 Homer Adams Parkway. . . .  Steven Mathis & Gwenn Glassman       42,451.98   40,382.67
065                             7310 South Lindbergh. . . . .  Mathis Real Estate                    8,091.25    6,095.99
154                             3064 Crossroads . . . . . . .  James Gilliand & Mark Loyd           50,303.65   48,481.54
178                             7510 West 63rd St.. . . . . .  FCB Real Estate Holdings, LLC       158,297.77  153,864.10
179                             13621 E. 40th Highway . . . .  PURCHASED BACK 3/25/99              165,408.69  160,472.61
981                             1700 West Washington. . . . .  Wayne H Marks/Willa Black           235,589.84  227,851.79

TOTALS                                          . . . . . . . . . . . . .                      4,287,893.27  4,251,393.41






                                                                   EXHIBIT 10.12

                           THE STEAK N SHAKE COMPANY'S
                         2003 DIRECTOR STOCK OPTION PLAN

1.     PURPOSE.

     The purpose of The Steak n Shake Company's Director Stock Option Plan (the "Plan") is to provide those directors of The Steak n Shake Company (the "Company"), and its subsidiaries, who do not currently receive options under the Company's Employee Stock Option Plan (the "Directors"), a favorable opportunity to acquire shares of Common Stock of the Company, (the "Common Stock"), thereby providing them with an increased incentive to work for the success of the Company and better enabling the Company to attract and retain directors.

2.      ADMINISTRATION  OF  THE  PLAN.

     It is intended that the Plan be administered as a non-discretionary plan, and no person shall have any discretion as to:

     (a) the selection of Directors to whom stock options under the Plan shall be granted, and

     (b)     the  number  of  shares  granted  to  each Director under the Plan.

3.     TAX  STATUS.

     Options granted under the Plan will not be entitled to special tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

4.      ELIGIBILITY.

     Options may be granted only to Directors of the Company who do not currently receive options under the employee stock option plans sponsored by the Company.

5.     STOCK  SUBJECT  TO  THE  PLAN.

     There shall be reserved for issuance upon the exercise of options granted under the Plan 46,000 shares of Common Stock of the Company, with a stated value of $.50 per share, which may be authorized but unissued shares or treasury shares of the Company. Subject to Section 8 hereof, the shares for which options may be granted under the Plan shall not exceed that number. If any option shall expire or terminate for any reason without having been exercised in full, the unpurchased shares subject thereto shall not become available for other options under the Plan.

6.     OPTION  GRANTS  AND  OPTION  PERIOD.

     Without further action by the Board of Directors (the "Board"), each Director listed below shall automatically receive an option to purchase the shares of Common Stock indicated, subject to approval by the shareholders of the Company at the 2003 Annual Meeting. Each option shall expire 5 years after date of grant. Each option shall be subject to earlier termination as hereinafter provided.

                     E.W. Kelley               5,000 shares
                     S. Sue Aramian            5,000 shares
                     Stephen Goldsmith         5,000 shares
                     Charles E. Lanham         5,000 shares
                     Ruth  J.  Person          5,000 shares
                     J. Fred Risk              5,000 shares
                     John  W.  Ryan            5,000 shares
                     James  Williamson,  Jr.   5,000 shares
                     Wayne L. Kelley           3,000 shares
                     Frank G. Regas            3,000 shares

7.     TERMS  OF  OPTION.

     Each option granted under the Plan shall be evidenced by a Stock Option Agreement between the Company and the optionee and shall be subject to the following terms and conditions:

     (a)     Option Price - The price to be paid for shares of Common Stock upon
             ------------
the exercise of each option shall be the fair market value on the date of grant. As used herein, fair market value shall be the closing sales price for the Common Stock on the New York Stock Exchange on the date of grant.
     (b)     Period  for Exercise of Option - An option shall not be exercisable
             ------------------------------
after  five  (5)  years  from  the  date  on  which  such  option  is  granted.

     (c)     Purchase of Shares - The option price of each share of Common Stock
             ------------------
purchased upon exercise of an option shall be paid in full, in cash, at the time of exercise; provided, however, that an optionee may exercise an option in whole or in part by tendering to the Company whole shares of the Company's Common Stock owned by him or her having a fair market value equal to the cash exercise price of the shares with respect to which the option is being exercised. For this purpose, any shares so tendered by an optionee shall be deemed to have a fair market value equal to the average of the closing sales price for the stock on the New York Stock Exchange for the five trading days preceding the date of exercise of the option. An option may be exercised at any time and from time to time during the term of the option as to any or all whole shares which have become subject to purchase pursuant to the terms of the option or the Plan, but not at any time as to fewer than 100 shares. An option may be exercised only by written notice to the Company, mailed to the attention of the Secretary of the Company, signed by the optionee (or such other persons as shall demonstrate to the Company his or her right to exercise the option), specifying the number of shares in respect of which it is being exercised, and accompanied by payment of the option price for such shares. The certificate or certificates for the shares as to which the option is exercised shall be registered in the name of the person or persons exercising the option and shall be delivered to or upon the order of that person or persons as soon as practicable after such written notice is received by the Company. An optionee shall not have any rights of a shareholder in respect of the shares subject to an option until a certificate representing such shares has been issued.

     (d)     Termination  of  Option - If an optionee ceases to be a director of
             -----------------------
the Company for any reason other than permanent and total disability (within the meaning of Section 105(d)(4) of the Internal Revenue Code (the "Code"), or death, any option granted to him or her shall forthwith terminate. Leave of absence approved by the Board of Directors shall not constitute cessation of directorship. If an optionee ceases to be a director of the Company by reason of permanent or total disability (within the meaning of Section 105(d)(4) of the Code), any option granted to him or her may be exercised by him or her in whole or in part within one year after the date of termination as a director by reason of such disability. In the event of death of an optionee while serving as a director, any option granted to him or her may be exercised in whole or in part at any time after the date of death by the executor or administrator of his or her estate or by the person or persons entitled to the option by will or by applicable laws of descent and distribution until the expiration of the option term. Notwithstanding the foregoing provisions of this subsection (d), no option shall, in any event, be exercisable after the expiration of the period set out in subsection (b) above.

     (e)     Nontransferability  of Option - An option may not be transferred by
             -----------------------------
the optionee otherwise than by will or the laws of descent and distribution and, during the lifetime of the optionee, shall be exercisable only by him or her.

     (f)     Investment Representations - Unless the shares subject to an option
             --------------------------
are registered under the applicable federal and state securities laws, each optionee by accepting an option shall be deemed to agree for himself or herself and his or her legal representatives that any option granted to him or her and any and all shares of Common Stock purchased upon the exercise of the option shall be acquired for investment and not with a view to, or for the sale in connection with, any distribution thereof. Any shares issued pursuant to an exercise of an option may bear a legend evidencing these limitations on transfer.

8.     ADJUSTMENT  OF  SHARES.

     In the event of any change after the effective date of the Plan in the outstanding shares of Common Stock of the Company by reason of any reorganization, recapitalization, stock split, stock dividend, combination of shares, exchange of shares, merger or consolidation, liquidation, or any other change after the effective date of the Plan in the nature of the shares of Common Stock of the Company, the Company shall make a corresponding adjustment in the number and kind of shares reserved under the Plan, and in the option price and the number and kind of shares covered by outstanding options granted and to be granted under the Plan as determined by the Board. Any determination by the Board hereunder shall be conclusive.

9.     AMENDMENT.

     The Board may amend the Plan from time to time and, with the consent of the optionee, the terms and provisions of an option, except that:

     (a) the number of shares of stock which may be reserved for issuance under the Plan may not be increased except as provided in Section 8 hereof;

     (b) the option price under any option may not be reduced to less than the fair market value of the Common Stock on the date such option is granted except as provided in Section 8 hereof;

     (c) the number of shares subject to options granted to any individual Director, the date of such grants and the period during which an option may be exercised may not be modified except as provided in Section 8 hereof, and

(d) the class of persons to whom options may be granted under the Plan may not be modified.

     No amendment of the Plan may, without the consent of optionees, make any changes in any outstanding options theretofore granted under the Plan that would adversely affect the rights of such optionees.

10.     TERMINATION.

     The Plan shall terminate upon the earlier to occur of (a) the date on which all shares available for issuance under the Plan have been issued pursuant to the exercise of options granted hereunder or (b) at any time upon determination by the Board of Directors. Any termination by the Board of Directors shall not affect the validity of any option theretofore granted under the Plan.

11.     GOVERNING  LAW.

     The terms of any options granted hereunder and the rights and obligations hereunder of the Company, the Directors and their successors in interest shall, except to the extent governed by federal law, be governed by Indiana law.

12.     GOVERNMENT  AND  OTHER  REGULATIONS.

     The obligations of the Company to issue or transfer and deliver shares under the options granted under the Plan shall be subject to compliance with all applicable laws, governmental rules and regulations, and administrative actions, and the options granted pursuant to the Plan may not be exercised until all applicable Federal and State securities requirements pertaining to the offer and sale of securities issued pursuant to the Plan have been met.

13.     EFFECTIVE  DATE.

     The Plan shall become effective when it has been approved by the Board; provided, however, that the effectiveness of any grant of options pursuant to the Plan prior to the 2003 Annual Meeting of Shareholders shall be conditional upon the approval of the Plan by the holders of at least a majority of the outstanding shares of the Company's stock entitled to vote at the 2003 Annual Meeting.


                                                                   EXHIBIT 10.13

July  25,  2002



Mr.  Peter  Dunn
1604  Grenoble  Road
Columbus,  OH  43221

Dear  Peter:

We are most pleased that you have agreed to join The Steak n Shake Company as President and Chief Operating Officer.

Your base salary will be $350,000 per year. You will participate in our existing cash incentive bonus program in accordance with the provisions applicable to your senior officer level. For the present fiscal year ending
September 25, 2002 your cash incentive will be guaranteed based on an annual award of $150,000 prorated from your start date over the balance of the fiscal year. Any unpaid portion will carry over at the annual rate of $150,000 during your first 12 months of employment. Thereafter, you will be on the standard executive incentive plan then in effect, which currently is at a 22% participation level.

Our recommendations to the Board of the Directors of The Company, and to the Stock Option Committee of The Company's Board of Directors, will be to grant you 20,000 Shares of The Steak n Shake Company common stock, under the Company's Stock Option Plan. These grants will be subject to the normal vesting provisions of that plan.

Our recommendation to the Board of Directors of The Company and to the Stock Option Committee of The Company's Board of Directors will be to grant you 20,000 Book Units.

The Company will provide you with a Company Automobile (Cadillac SLS level) and you will reimburse the Company for personal use of the vehicle in accordance with the existing provisions of our Company automobile policy.

You will be eligible for all existing executive benefits of the Company from your start date including group medical and life insurance, the separate Medical Reimbursement Plan, Profit Sharing Plan (after one full year of employment), AD&D and all other benefits applicable to your senior level.

We are confident that you will contribute importantly to the progress, objectives and growth of the Company. We look forward to a long and productive association.

                              Sincerely,


                              /s/  Alan  B.  Gilman
                              ---------------------

                              Alan  B.  Gilman






August  6,  2002





Mr.  Peter  Dunn
1604  Grenoble  Road
Columbus,  OH  43221

             ADDENDUM TO THE ORIGINAL LETTER PER OUR CONVERSATION ON
                            THURSDAY, AUGUST 1, 2002


In the event of your voluntary termination (except for retirement) or termination initiated by the Company for any reason other than malfeasance, you will receive severance benefits for a period of one year from the date of your termination at your then-base compensation rate plus profit sharing and incentive bonus payments for the year in which the termination occurs, prorated to the date of termination.


Sincerely,



/s/  Alan  B.  Gilman
---------------------


                                                                   EXHIBIT 14.01

                            THE STEAK N SHAKE COMPANY
                  STATEMENT OF POLICY ON CONFLICTS OF INTEREST
                        AND STANDARDS OF BUSINESS ETHICS

Business  Transactions
----------------------

Officers and other employees who share a significant role in the management of the Company, and who have authority to bind the Company on contracts or on other obligations or to disburse or approve disbursal of the Company's funds, stand in a fiduciary relationship to this Company and are bound to exercise their business judgment wholly for its benefit. These officers and other employees, or members of their immediate families, may from time to time have interests directly or indirectly in businesses which enter into transactions with SNS. Under such circumstances, a real or apparent conflict of interest may arise. At any time when an employee's personal interest might influence his/her judgment in matters of the Company's business, there is a potential conflict of interest.

In order to ensure the independent review of transactions between SNS and any business in which an officer or employee or a member of their immediate family, is directly or indirectly interested, management has established a policy that all transactions between SNS and any such business enterprise be reviewed by management prior to consummating the contract or other arrangement for the transaction.

SNS employees who have dealings with SNS as individuals or as representatives of other business firms, or whose individual business interests may directly or indirectly affect or be affected by SNS, should be alert to potential conflicts of interest. Any officer or employee of SNS who, as an individual or through any other business firm in which he or an immediate family member is an officer, director, significant stockholder, partner or investor, contemplates engaging in a business transaction with SNS should timely submit the proposed transaction together with a complete disclosure of all relevant facts to the Corporate Office, (Attention: Vice President, General Counsel and Secretary) for review and recommendation.

Examples  of  areas  in  which  conflicts  of  interest  may  arise  include:

A.     Direct  or  indirect  business  dealings,  such  as:
(i)     sales  of  goods,  land  or  services,
(ii)     leases  of  real  estate  or  personal  property,
(iii)     loans.

B. Private transactions between an employee of SNS and a third party when the third party also deals with SNS.

C. Business activities by an employee, the success of which indirectly depends on the taking of certain actions by SNS (e.g., if SNS and one of its employees owned adjoining tracts of land, and the improvements of the SNS tract would enhance the value of the employee's tract, the employee would face a conflict of interest in the decision as to whether SNS should improve its land).

D. An employee of SNS has a direct or indirect material interest in any third party firm, organization or other entity doing business with SNS.

There are, of course, many other circumstances in which a conflict of interest may arise. If an employee of SNS is in doubt as to whether there is a potential conflict of interest, the proposed transaction should be submitted to management.


Inside  Information
-------------------

It is the law and policy of SNS that an officer or employee may not for his own account, or for that of anyone else, exploit information which he has received in confidence in his position or disclose material inside information received in his position which he knows or has reasonable grounds to believe is not generally available to anyone outside SNS. He must refrain from the purchase or sale of real or personal property, including stock of SNS, on the basis of inside information.

Gratuities
----------

It is the policy of SNS that an officer or employee, or member of his immediate family, may not accept gifts, gratuities, entertainment or favors of such value or significance that their receipt might reasonably be expected to interfere with the exercise of independent and objective judgment by such officer or employee in making or participating in business decisions for SNS.

Reports
-------

It is the policy of SNS that periodically, and not less frequently than annually, each officer and other responsible employee shall disclose to SNS on forms provided by the Company any interests referred to in "Business Transactions" of this Statement of Policy and such other information as may be required to fully disclose any conflicts of interest that an employee may have in order to ensure conscious adherence by all Company people to the high standards of integrity and business morals sought to be fostered.

Dated:  February  25,  2002


/s/  Alan  B.  Gilman
President  and  Chief  Executive  Officer

                            THE STEAK N SHAKE COMPANY
                    POLICY ON IMPROPER PAYMENTS AND RECEIPTS,
                ACCOUNTING PRACTICES AND POLITICAL CONTRIBUTIONS

We believe that all of the officers and employees of The Steak n Shake Company ("SNS") observe ethical principles and can be depended upon to act in the best interests of the Company. However, a corporation has an obligation to make certain that the actions of its officer and employees are above reproach and suspicion. It is, therefore, appropriate to set forth the policy of SNS in the matter of bribes, kickbacks, improper payments, rebates, discounts, gifts, gratuities, accounting practices and political contributions. The policy is as follows:

                 I.     IMPROPER PAYMENTS AND RECEIPTS INCLUDING
                 BRIBES, KICKBACKS AND UNDER THE TABLE PAYMENTS

Public disclosures have revealed that it has been a widespread practice common among many United States corporations, to make monetary payments, gifts, gratuities or provide other inducements to influence the purchase or sale of products and services. This practice is completely contrary to the standards of our Company. Therefore, no officer or employee of SNS shall engage in the following practices:

1. Make or approve payments or provide gratuities or other emoluments to influence the behavior of public officials to obtain permits or other approvals;

2. Enter into any type of arrangement, formal or written to the effect that this Company will make or receive payments, gratuities or other emoluments; or

3. Pay or receive any monetary payments, gifts or gratuities directly or indirectly to, from or with any person, whether or not an employee of a prospective purchaser or supplier, for the purpose of influencing the purchase of products or services by SNS or the extension of special treatment to SNS.

These restrictions do not preclude expenditures allowed under the Company's existing Statement of Policy on Conflicts of Interest and Standards of Business Ethics.


              II.     IRREGULAR ACCOUNTING PRACTICES - SLUSH FUNDS

It has been the long-standing policy of the Company to require strict adherence to the Company's prescribed accounting policies, practices and procedures. Our accounting records shall always reflect accurately and completely the transactions that have occurred and the irregular accounting practices enumerated below are absolutely prohibited:

1. "Off-book" accounts and "slush funds". All petty cash funds must be maintained and specifically accounted for in accordance with the Company's regular accounting practices and procedures;

2. False entries in the books and records of the Company or supporting documents, such as expense reports;

3.     Overbilling  arrangements;  or

4. Payments made with the understanding that part or all of the payment is to be used for purposes other than described by the documents supporting the payment.


                        III.     POLITICAL CONTRIBUTIONS

No political contribution of corporate funds shall be made, directly or indirectly, by the Company to any candidate or political party in the United States or in any state or subdivision thereof, and no unlawful payment by or on behalf of the Company shall be made, directly or indirectly, to or for the benefit of any official or employee of the government of the United States or of any state or subdivision thereof or of any entity owned or controlled by such government. Among other things, this prohibition applies to:

1. Contributions consisting of cash, gifts in kind, subscriptions, memberships, loans, advances, purchases of tickets, purchase of advertising space, furnishing of supplies and payment of expenses;

2. Contributions consisting of furnishing services of employees or performing services;

3. Contributions, consisting of the use of Company motor vehicles, equipment or real estate;

4.     Undercharging  for  services  or  material  sold  or  leased;  and

5.     Indirect  as  well  as  direct  contributions.


These restrictions relate only to the use of Company funds and are in no way intended to discourage officers or employees from voluntarily making personal contributions from their own funds to candidates, political parties and political organizations of their free choice.


                                 IV.     GENERAL

1. Applicability of Policy. The aforementioned policies are applicable to all officers and employees of the Company, its subsidiaries and divisions.

2. Disclosure of Knowledge of a Prohibited Act. Any officer or employee with information or knowledge of acts in violation of these policies shall report the matter to the top management of the Company.

3. Questions Relating to Policies. The provisions of this policy statement supersede prior policies and practices of the Company which conflict with this policy statement. Anyone who has any question regarding this policy statement or its application should review the matter with his supervisor. The services of the General Counsel of the Company are available through normal channels for advice and consultation in this respect.

4. Exceptions to these general policies may be made only on the written authorization of the President of the Company.

5. Disciplinary Action. Anyone who violates the prohibition set forth in this policy statement may be subject to disciplinary action including, when appropriate, suspension or termination of employment. This provision does not waive the Company's right to take legal action in the appropriate situations.


Date:  February  25,  2002


/s/  Alan  B.  Gilman
President  and  Chief  Executive  Officer

                                  EXHIBIT 21.01

                            THE STEAK N SHAKE COMPANY


                                                           State  of
              Wholly-owned  Subsidiaries          Incorporation or Organization
     -----------------------------------          -----------------------------

     Steak  n  Shake  Operations,  Inc.                       Indiana

     SNSTM,  Inc. *                                           Delaware

     Steak  n  Shake,  LP **                                  Indiana

     Consolidated  Specialty  Restaurants,  Inc.              Indiana

     SNS  Investment  Company                                 Indiana

*  Wholly-owned  subsidiary  of  Steak  n  Shake  Operations,  Inc.
** Limited partnership owned 99% Steak n Shake Operations, Inc. and 1% by The Steak n Shake Company




                                  EXHIBIT 23.01

                            THE STEAK N SHAKE COMPANY

                        CONSENT OF DELOITTE & TOUCHE LLP



INDEPENDENT  AUDITORS'  CONSENT

We consent to the incorporation by reference in the Registration Statements No. 333-53447, No. 333-88668, No. 033-61945, No. 333-33667 and No. 333-88670 on Form
S-8 of our report dated November 20, 2003, incorporated by reference in the Annual Report on Form 10-K of The Steak n Shake Company for the year ended September 24, 2003.


/s/  Deloitte  &  Touche  LLP
Indianapolis,  Indiana
December  8,  2003

                                  EXHIBIT 23.02

                            THE STEAK N SHAKE COMPANY

                          CONSENT OF ERNST & YOUNG LLP



                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-53447 and No. 333-88668) pertaining to the Employee Stock Purchase Plan, (Form S-8 No. 033-61945) pertaining to the 1995 Employee Stock Option Plan and (Forms S-8 No. 333-33667 and No. 333-88670) pertaining to the 1997 Employee Stock Option Plan of Consolidated Products, Inc. of our report dated December 3, 2002, with respect to the consolidated financial statements of The Steak n Shake Company included in the Annual Report (Form 10-K) for the year ended September 24, 2003.


/s/  Ernst  &  Young  LLP
Indianapolis,  Indiana
December 5,  2003

                                                                   EXHIBIT 31.01


   CERTIFICATION PURSUANT TO RULE 13A-14(A)/15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
                                      2002

I,  Alan  B.  Gilman,  certify  that:
     1. I have reviewed this annual report on Form 10-K of The Steak n Shake Company;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
     Date:  December  9,  2003

                              /s/  Alan  B  Gilman
                              --------------------
                              Alan  B.  Gilman
                              Chief  Executive  Officer









                                                                   EXHIBIT 31.02


   CERTIFICATION PURSUANT TO RULE 13A-14(A)/15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
                                      2002

I,  James  W.  Bear,  certify  that:
     1. I have reviewed this annual report on Form 10-K of The Steak n Shake Company;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
     Date:  December  9,  2003

                              /s/  James  W.  Bear
                              --------------------
                              James  W.  Bear
                              Senior  Vice  President  and
                              Chief  Financial  Officer








                                                                   EXHIBIT 32.01

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report of The Steak n Shake Company (the "Company") on Form 10-K for the period ending September 24, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Alan  B.  Gilman
---------------------
Alan  B.  Gilman,  Chief  Executive  Officer
December  9,  2003

/s/  James  W.  Bear
--------------------
James  W.  Bear,  Senior  Vice  President  and
Chief  Financial  Officer
December  9,  2003