Form 10-Q
period 2003-12-17
STEAK & SHAKE CO
filed 2004-01-27
CIK 93859

- SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q



   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED DECEMBER 17, 2003


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
Yes  X  No
    --    --

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes X No
                                               --    --



     Number  of  shares  of  Common  Stock  outstanding  at  January  16,  2004:
27,378,686

                            THE STEAK N SHAKE COMPANY

                                      INDEX



PART I.  FINANCIAL INFORMATION                                          Page No.

ITEM  1.  FINANCIAL STATEMENTS
    Condensed Consolidated Statements of Financial Position
    as of December 17, 2003 (Unaudited) and September 24, 2003              3

    Condensed Consolidated Statements of Earnings (Unaudited)
    for the Twelve Weeks Ended December 17, 2003 and December 18, 2002      5

    Condensed Consolidated Statements of Cash Flows (Unaudited)
    for the Twelve Weeks Ended December 17, 2003 and December 18, 2002      6

    Notes to Condensed Consolidated Financial Statements (Unaudited)        7

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        10

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       13

ITEM  4.  CONTROLS AND PROCEDURES                                          14


PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K                                 15


                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                                             THE STEAK N SHAKE COMPANY
                               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                              DECEMBER 17,    SEPTEMBER 24,
                                                                  2003            2003
                                                            --------------  ---------------
(UNAUDITED)
ASSETS:
CURRENT ASSETS
  Cash, including cash equivalents of $22,210,000 in
      2004 and $22,975,000 in 2003                          $  23,801,955   $   24,794,540
  Short-term investments                                        1,109,000          949,000
  Receivables, net                                              3,247,611        3,470,976
  Inventories                                                   5,498,658        5,757,275
  Deferred income taxes                                         2,153,000        2,470,000
  Assets held for sale                                          3,573,369                -
  Other current assets                                          2,593,767        1,814,206
Total current assets                                           41,977,360       39,255,997

PROPERTY AND EQUIPMENT
  Land                                                        133,687,588      134,779,311
  Buildings                                                   130,924,536      129,370,353
  Leasehold improvements                                       92,215,520       91,793,031
  Equipment                                                   144,094,211      142,194,528
  Construction in progress                                      7,816,457        8,274,263
                                                           --------------  ---------------
                                                              508,738,312      506,411,486
  Less accumulated depreciation and amortization             (149,188,851)    (145,532,776)
                                                           --------------  ---------------
     Net property and equipment                               359,549,461      360,878,710

NET LEASED PROPERTY                                             3,640,850        3,721,063

OTHER ASSETS
   Long-term investments                                        5,001,133        5,001,280
   Other assets                                                 4,201,932        4,463,999
   Intangible assets                                            1,286,956        1,314,534
                                                           --------------  ---------------
Total other assets                                             10,490,021       10,779,813
                                                           --------------  ---------------
Total assets                                                $ 415,657,692   $  414,635,583
                                                           ==============  ===============

See accompanying notes





                                                            DECEMBER 17,    SEPTEMBER 24,
                                                                2003            2003
                                                           --------------  ---------------
(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
   Accounts payable                                        $  20,297,423   $   17,460,997
   Accrued expenses                                           28,421,968       32,718,439
   Current portion of senior note                              6,036,270        8,215,397
   Current portion of obligations under capital leases         3,457,424        3,400,847
                                                           -------------   --------------
Total current liabilities                                     58,213,085       61,795,680

DEFERRED INCOME TAXES                                          3,047,000        2,876,000

DEFERRED CREDITS                                                  21,887           21,887

OBLIGATIONS UNDER CAPITAL LEASES                             144,278,640      145,124,559

SENIOR NOTE                                                   16,203,175       16,203,175

SHAREHOLDERS' EQUITY
    Common stock -- $.50 stated value,
         50,000,000 shares authorized --
         shares issued: 30,332,839 in 2004 and 2003           15,166,420       15,166,420
    Additional paid-in capital                               123,388,452      123,179,523
    Retained earnings                                         92,703,932       88,113,794
    Less:  Unamortized value of restricted shares             (1,840,131)        (195,173)
    Treasury stock -- at cost
          3,102,408 shares in 2004 and 3,264,165 in 2003     (35,524,768)     (37,650,282)
Total shareholders' equity                                   193,893,905      188,614,282
                                                           --------------  ---------------
Total liabilities and shareholders' equity                 $ 415,657,692   $  414,635,583
                                                           ==============  ===============

See accompanying notes


                            THE STEAK N SHAKE COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


                                                   TWELVE WEEKS ENDED
                                                  --------------------
                                              DECEMBER 17,       DECEMBER 18,
                                                  2003               2002
                                            ---------------    --------------
REVENUES
  Net sales                                     $ 113,515,648   $ 101,284,729
  Franchise fees                                      957,165         770,030
                                               --------------   -------------
Total revenues                                    114,472,813     102,054,759

COSTS AND EXPENSES
  Cost of sales                                    26,571,398      22,752,278
  Restaurant operating costs                       57,133,360      51,742,281
  General and administrative                        9,134,845       8,212,768
  Depreciation and amortization                     5,552,748       5,439,226
  Marketing                                         4,224,152       3,655,650
  Interest                                          3,006,441       3,215,398
  Rent                                              1,896,526       1,602,492
  Pre-opening costs                                   379,888         628,023
  Other income, net                                  (513,686)       (483,413)
                                                --------------  --------------
Total costs and expenses                          107,385,672      96,764,703

EARNINGS BEFORE INCOME TAXES                        7,087,141       5,290,056
                                                --------------  --------------
INCOME TAXES                                        2,497,000       1,888,000
                                                --------------  --------------

NET EARNINGS                                     $  4,590,141   $   3,402,056
                                                ==============  ==============

NET EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
  Basic                                          $        .17   $         .13
  Diluted                                        $        .17   $         .13

WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
  Basic                                            27,190,222      26,945,360
  Diluted                                          27,498,629      26,992,796

See  accompanying  notes


                               THE STEAK N SHAKE COMPANY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                     TWELVE WEEKS ENDED
                                     ------------------

                                                          DECEMBER 17,    DECEMBER 18,
                                                              2003            2002
                                                         --------------  --------------
OPERATING ACTIVITIES
  Net earnings                                           $   4,590,141   $   3,402,056
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization                          5,552,748       5,439,226
      Provision for deferred income tax                        488,000         (17,000)
      Loss on disposals of property and equipment               45,244         198,543
      Changes in receivables and inventories                   481,982        (358,236)
      Changes in other assets                                 (840,987)       (306,887)
      Changes in accounts payable and accrued expenses      (1,051,927)     (3,631,993)
                                                         --------------  --------------
  Net cash provided by operating activities                  9,265,201       4,725,709

INVESTING ACTIVITIES
  Additions of property and equipment                       (7,411,031)    (11,177,952)
  Purchase of short-term investments                          (160,000)              -
  Net proceeds from disposals of property and equipment            350         720,749
                                                         --------------  --------------
  Net cash used in investing activities                     (7,570,681)    (10,457,203)

FINANCING ACTIVITIES
   Principal payments on lease obligations                    (789,342)       (788,048)
   Principal payments on long-term debt                     (2,179,127)     (1,817,460)
   Net proceeds from revolving line of credit                        -       5,525,000
   Proceeds from exercise of stock options                     281,364               8
   Treasury stock repurchases                                        -        (514,901)
                                                         --------------  --------------
   Net cash provided by (used in) financing activities      (2,687,105)      2,404,599

DECREASE IN CASH AND CASH EQUIVALENTS                         (992,585)     (3,326,895)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            24,794,540       5,286,311
                                                         --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  23,801,955   $   1,959,416
                                                         ==============  ==============

See accompanying notes

                                        9
                            THE STEAK N SHAKE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     In the opinion of the Company, all adjustments considered necessary to present fairly the consolidated financial position as of December 17, 2003, and the consolidated statements of earnings and cash flows for the twelve weeks ended December 17, 2003 and December 18, 2002, have been included.

     The consolidated statements of earnings for the twelve weeks ended December 17, 2003 and December 18, 2002 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 24, 2003.

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

                                  TWELVE WEEKS ENDED
                                  ------------------

                                                  DECEMBER 17,    DECEMBER 18,
                                                      2003            2002
                                                 --------------  --------------
Net earnings as reported                         $   4,590,141   $   3,402,056
Less pro forma compensation expense, net of tax       (373,404)       (277,886)
                                                 --------------  --------------
Proforma net earnings                            $   4,216,737   $   3,124,170
                                                 ==============  ==============

Basic earnings per share as reported             $         .17   $         .13
Pro forma basic earnings per share               $         .16   $         .12

Diluted earnings per share as reported           $         .17   $         .13
Pro forma diluted earnings per share             $         .15   $         .12



FINANCIAL  INSTRUMENTS

     The fair value of cash and cash equivalents and short-term investments approximate their carrying value due to their short-term maturities. Long-term investments consist principally of government debt securities that management has the intent and ability to hold until maturity. These securities, which mature in four years, are carried at amortized cost, which approximates fair market value.

EARNINGS  PER  SHARE

     Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by SFAS No. 128, Earnings Per Share:


                                  TWELVE WEEKS ENDED
                                  ------------------

                                                  DECEMBER 17,  DECEMBER 18,
                                                      2003          2002
                                                  ------------  ------------
Basic earnings per share:
  Weighted average common shares                    27,190,222    26,945,360
                                                  ------------  ------------

Diluted earnings per share:
  Weighted average common shares                    27,190,222    26,945,360
  Diluted effect of stock options                      308,407        47,436
                                                  ------------  ------------
  Weighted average common and incremental shares    27,498,629    26,992,796
                                                  ------------  ------------



     Options to purchase 50,234 and 948,444 shares of common stock were excluded from the calculations of diluted earnings per share for the twelve weeks ended December 17, 2003 and December 18, 2002, respectively, as the options' exercise prices were greater than the market price of the Company's common stock.

SHAREHOLDERS'  EQUITY

During the twelve weeks ended December 17, 2003, the Company issued 122,500 shares of restricted common stock under its Capital Appreciation Plan to certain employees. The shares are restricted for a period of three years. The total value of the stock grant (based upon market value at the date of grant) of $1,844,000 is recorded to unamortized value of restricted shares and is amortized to compensation expense ratably over the three-year period.

INTANGIBLE  ASSETS

     Intangible assets subject to amortization pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, consist of "a right to operate" and is summarized below:



                                 DECEMBER 17,    SEPTEMBER 24,
                                     2003             2003
                                --------------  ---------------

Gross intangible assets         $   1,480,000   $    1,480,000
Less: accumulated amortization       (193,044)        (165,466)
                                --------------  ---------------
Net intangible assets           $   1,286,956   $    1,314,534
                                ==============  ===============



     Amortization expense for the twelve week period ended December 17, 2003 was $27,578. Annual amortization expense for each of the next five fiscal years is estimated to be approximately $119,500.

PROVISION  FOR  RESTAURANT  CLOSINGS

     During the fourth quarter of fiscal year 2003, the Company identified nine under-performing restaurants for disposal. In connection with the decision to dispose of these restaurants, the Company recorded a charge of $5,200,000 to cover the costs of property and equipment write-downs, lease termination costs, and closing costs. The Company is currently seeking buyers for these properties and anticipates completing the disposal of the properties within the next twelve to eighteen months.

     Activity  related  to  the provision for restaurant closings is as follows:





                                            NON-CASH                        ADJUSTMENTS TO
                                            CHARGES        CASH CHARGES    ESTIMATES DURING
                                          DURING TWELVE    DURING TWELVE     TWELVE WEEKS
                           BALANCE AT      WEEKS ENDED      WEEKS ENDED         ENDED            BALANCE AT
                           SEPTEMBER        DECEMBER         DECEMBER          DECEMBER           DECEMBER
                            24, 2003        17, 2003         17, 2003          17, 2003           17, 2003
------------------------------------------------------------------------------------------------------------
Asset write-downs         $4,860,000       $(112,306)                              -             $4,747,694
Lease termination costs      225,000                                               -                225,000
Closing costs                115,000                        $ (13,962)             -                101,038
                          ----------------------------------------------------------------------------------
  Total                   $5,200,000       $(112,306)        $(13,962)             -             $5,073,732
                          ==================================================================================




ASSETS  HELD  FOR  SALE

     Assets held for sale consist of property and equipment related to the under-performing restaurants identified for disposal in 2003, and are comprised of the following: Land and Buildings - $2,822,000; Leasehold Improvements - $355,219; and Equipment - $396,150.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

CRITICAL  ACCOUNTING  POLICIES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use its judgment to make estimates and assumptions that can have a material impact on the results of operations and reported amounts of assets and liabilities. The Company evaluates its assumptions and estimates on an ongoing basis based on historical experience and various other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes that, of its significant accounting policies, the following policies involve a higher degree of risk, judgement and/or complexity.

Property  and  Equipment
     Property and equipment are recorded at cost with depreciation and amortization being recognized on the straight-line method over the estimated useful lives of the assets (15 to 25 years for building and land improvements, 3 to 10 years for equipment, and the shorter of the estimated useful lives or the lease term for leasehold improvements). The Company reviews each restaurant for impairment on a restaurant-by-restaurant basis when events or circumstances indicate it might be impaired. The Company tests for impairment by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss is recognized in earnings. Because depreciation and amortization expense is based upon useful lives of assets and the net salvage value at the end of their lives, significant judgment is required in estimating this expense. Additionally, the future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were sold, and other financial and economic assumptions. Accordingly, management believes that accounting estimates related to property and equipment are critical.

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

RESULTS  OF  OPERATIONS
     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:




                                                   TWELVE WEEKS ENDED
                                                  -------------------
                                              DECEMBER 17,      DECEMBER 18,
                                                  2003              2002
                                          -------------------  -------------
REVENUES
     Net sales                                         99.2%          99.2%
     Franchise fees                                      .8             .8
                                                      ------         ------
                                                      100.0          100.0
COSTS AND EXPENSES
     Cost of sales                                     23.4(1)        22.5(1)
     Restaurant operating costs                        50.3(1)        51.1(1)
     General and administrative                         8.0            8.0
     Depreciation and amortization                      4.9            5.3
     Marketing                                          3.7            3.6
     Interest                                           2.6            3.2
     Rent                                               1.7            1.6
     Pre-opening costs                                   .3             .6
     Other income, net                                  (.4)           (.5)
                                                      ------         ------
                                                       93.8           94.8
                                                      ------         ------

EARNINGS BEFORE INCOME TAXES                            6.2            5.2

INCOME TAXES                                            2.2            1.8
                                                      ------          -----

NET EARNINGS                                            4.0%           3.4%
                                                      ======          =====

(1)  Cost of sales and restaurant operating costs are expressed as a percentage of net sales.




COMPARISON OF TWELVE WEEKS ENDED DECEMBER 17, 2003 TO TWELVE WEEKS ENDED DECEMBER 18, 2002
Revenues

     Net sales increased $12,231,000 (12.1%) to $113,516,000 primarily due to a 11.2% increase in same store sales. The 11.2% increase in same store sales reflects significant improvement over the same period in the prior year in which same store sales decreased 4.0%. This improvement is primarily attributed to an improving economic environment, implementation of television advertising in four new markets, and promotion of new holiday milk shake flavors and Takhomacard gift cards. Also impacting same store sales was a 5.0% increase in check average, and a 6.1% increase in customer counts. The increase in check average results primarily from a 2.1% weighted average menu price increase compared to the same period in the prior year and the effect of the Company's decision to begin accepting credit cards. The number of Company-operated Steak n Shake restaurants increased to 353 at December 17, 2003, compared to 352 at December 18, 2002.

Costs  and  Expenses

     Cost of sales increased $3,819,000 (16.8%) to $26,571,000 primarily due to increased net sales and higher food costs. Cost of sales as a percentage of net sales increased to 23.4% from 22.5%, primarily as a result of an increase in beef, chicken and cheese costs, partly offset by menu price increases.

     Restaurant operating costs increased $5,391,000 (10.4%) to $57,133,000 due to increased net sales. Restaurant operating costs as a percentage of net sales decreased to 50.3% from 51.1%, primarily due to improved labor utilization that decreased 110 basis points as a percentage of net sales, and greater leverage on fixed operating costs. These improvements were somewhat offset by credit card processing fees that were not incurred in the same period in the prior year, which aggregated a 40 basis point increase in costs as a percentage of sales, and increased field management bonuses, which aggregated a 50 basis point increase in costs as a percentage of sales.

     General and administrative expenses increased $922,000 (11.2%) to $9,135,000, but remained flat as a percentage of revenue at 8.0% compared to the same period in the prior year. The increase in general and administrative expenses is attributable to incremental investments in consumer research, mystery shopping, and new product development of $593,000, and increased compensation expense of $435,000.

     Depreciation and amortization expense increased $114,000 (2.1%) to $5,553,000 principally from property and equipment additions due to opening new restaurants.

     Marketing expense increased $568,000 (15.5%) to $4,224,000, and as a percentage of revenue increased to 3.7% from 3.6% in the same period in the prior year. Of the increase, $273,000 is attributable to the introduction of television advertising in the Lansing, Lexington, Pensacola, and Toledo markets, combined with increased television advertising in the Chicago, Cleveland, Kansas City, and Jacksonville markets. Promotional marketing for seasonal milk shake flavors and gift cards, and market research also contributed $200,000 to the increased marketing expenses

     Interest expense decreased $209,000 (6.7%) to $3,006,000 due to decreased net borrowings under the Company's Senior Notes Agreement, combined with lower capital lease balances than the same period in the prior year.

     Rent expense increased $294,000 (18.4%) to $1,897,000 as a result of increased percentage rents over the prior year as net sales significantly increased over the same period in the prior year.

     Pre-opening costs decreased $248,000 (39.5%) to $380,000 as the Company opened three new restaurants during the current period, compared with opening five restaurants over the same period in the prior year.

     Other income, net increased $31,000 (6.4%) to $514,000 due to increased rental income and other miscellaneous revenues.

Income  Taxes

     The Company's effective income tax rate decreased to 35.2% from 35.7% in the same period in the prior year, primarily due to lower state income taxes and increased FICA tax credits.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Three Company-owned Steak n Shake restaurants, and two franchised restaurants were opened, and six of the previously announced underperforming restaurants were closed during the twelve weeks ended December 17, 2003. Five new restaurants are currently under construction. For the twelve weeks ended December 17, 2003, capital expenditures totaled $7,411,000 as compared to $11,178,000 for the same period in the prior year.

     The Company anticipates opening 15 to 20 new Steak n Shake restaurants during fiscal year 2004, including franchised units. The new store openings will allow the Company to continue its expansion in newer markets such as Texas, while also continuing to build on its strong brand recognition and operating organization throughout the Midwest and Florida. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment is approximately $1,750,000. Total capital expenditures for fiscal year 2004 are estimated to be $35 to $40 million. The Company intends to fund future capital expenditures, and meet working capital needs using existing cash and investments and anticipated cash flows from operations.

     During the twelve weeks ended December 17, 2003, cash provided by operations totaled $9,265,000, compared to $4,726,000 in the same period in the prior year. This increase in cash provided by operations is attributable to increased net earnings, coupled with the timing of invoice payments. Net cash used in financing activities for the twelve weeks ended December 17, 2003, totaled $7,571,000 compared to $10,457,000 in the comparable prior period due to a reduced number of store openings in the current year period. Additionally, the Company realized proceeds from the sale of property and equipment of $721,000 in the prior year period.

     As of December 17, 2003, the Company had outstanding borrowings of $22,239,000 under its Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement") and $75,000,000 of additional borrowing capacity available.
Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. At December 18, 2002, the Company had outstanding borrowings of $26,561,000.

     The Company also maintains a $30,000,000 Revolving Credit Agreement ("Revolving Credit Agreement") that bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company, and matures in January 2005. There were no borrowings under the Revolving Credit Agreement at December 17, 2003. The Company's debt agreements contain restrictions which, among other things, require the Company to maintain certain financial ratios. The Company is in compliance with all restrictive covenants under these borrowing agreements at December 17, 2003.

     The Company has a stock repurchase program that allows the purchase of up to 4,000,000 shares of its outstanding common stock. During the twelve weeks ended December 17, 2003, the Company did not repurchase any shares. During the same period in the prior year, the Company repurchased a total of 48,600 shares at a cost of $515,000. The Company has purchased a total of 3,376,689 shares at a cost of $36,242,000 under the program since inception. The repurchased shares will be used in part to fund the Company's Stock Option Plans, Capital
Appreciation  Plan  and  Employee  Stock  Purchase  Plan.


EFFECTS  OF  GOVERNMENTAL  REGULATIONS  AND  INFLATION

Most of the Company's employees are paid hourly rates related to federal and state minimum wage laws. Any increase in the legal minimum wage would directly increase the Company's operating costs. The Company is also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase their operating costs. In addition, the Company is subject to franchise registration requirements and certain related federal and state laws regarding franchise operations. Any changes in these laws could affect the Company's ability to attract and retain franchisees.

Inflation in food, labor, fringe benefits, and other operating costs directly affects the Company's operations. The Company's results of operations have not been significantly affected by inflation.


RISKS  ASSOCIATED  WITH  FORWARD-LOOKING  STATEMENTS

     Certain statements contained in this report contain forward-looking information. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management's current expectations regarding future events and use words such as "anticipate", "believe", "expect", "may", "will", and other similar terminology. These statements speak only as of the date they were made and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Several factors, many beyond our control, could cause actual results to differ significantly from our expectations, such as the following: effectiveness of operating initiatives; changes in economic conditions; effectiveness of advertising and marketing initiatives; harsh weather conditions, primarily in the first and second quarters; availability and cost of qualified restaurant personnel; changes in consumer tastes; changes in consumer behavior based on publicity or concerns relating to food safety or food-borne illnesses; effectiveness of our expansion plans; changes in minimum wage rates; and changes in applicable accounting policies and practices. The foregoing list of important factors is not intended to be all-inclusive as other general market, industry, economic, and political factors may also impact our operations. Readers are cautioned not to place undue reliance on our forward-looking statements, as we assume no obligation to update forward-looking statements. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 24, 2003.


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At December 17, 2003, a hypothetical 100 basis point increase in short-term rates would have an immaterial impact on the Company's earnings.

ITEM  4.  CONTROLS  AND  PROCEDURES

     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 17, 2003, in timely alerting the Company's management to material information required to be included in this Form 10-Q and other Exchange Act filings. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 17, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits
---     --------

31.1    Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer.
31.2    Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer.
32      Section 1350 Certifications.




(b)     Reports  on  Form  8-K.
        -----------------------

A report on Form 8-K was furnished on November 12, 2003 announcing fourth quarter and fiscal year 2003 results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 2004.


                                                       THE STEAK N SHAKE COMPANY
                                                                    (Registrant)

                                                                /s/James W. Bear
                                                                ----------------
                                                                By James W. Bear
                                                           Senior Vice President
                                              On Behalf of the Registrant and as
                                                         Chief Financial Officer

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

Date:  January  27,  2004

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

Date:  January  27,  2004

/s/  James  W.  Bear
--------------------
James  W.  Bear
Senior  Vice President and Chief Financial Officer



                                                                      EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In  connection  with  the  Quarterly  Report  of  The Steak n Shake Company (the
"Company") on Form 10-Q for the period ending December 17, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Alan  B.  Gilman
---------------------
Alan  B.  Gilman,  Chief  Executive  Officer
January  27,  2004

/s/  James  W.  Bear
--------------------
James  W.  Bear,  Senior  Vice  President  and
Chief  Financial  Officer
January  27,  2004