Form 10-Q
period 2004-04-07
STEAK & SHAKE CO
filed 2004-05-19
CIK 93859

2


                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q



   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE SIXTEEN WEEKS ENDED APRIL 7, 2004


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



     Number  of  shares  of  Common Stock outstanding at May 7, 2004: 27,455,223

                            THE STEAK N SHAKE COMPANY

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------
     ITEM  1.  FINANCIAL  STATEMENTS
          Condensed Consolidated Statements of Financial Position as of
          April 7, 2004 (Unaudited) and September 24, 2003                     3

          Condensed Consolidated Statements of Earnings (Unaudited) for the
          Sixteen and Twenty-Eight Weeks Ended April 7, 2004 and
          April 9, 2003                                                        5

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Twenty-Eight Weeks Ended April 7, 2004 and April 9, 2003     6

          Notes to Condensed Consolidated Financial Statements (Unaudited)     7

     ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                      10

     ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     14

     ITEM  4.  CONTROLS AND PROCEDURES                                        15

PART  II.  OTHER  INFORMATION

     ITEM  2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
               OF EQUITY SECURITIES                                           15

     ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15

     ITEM  5.  OTHER INFORMATION                                              16

     ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K                               16





                         PART I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                                             THE STEAK N SHAKE COMPANY
                               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                       APRIL 7,      SEPTEMBER 24,
                                                                                         2004            2003
                                                                                    --------------  ---------------
(UNAUDITED)
ASSETS:
CURRENT ASSETS
  Cash, including cash equivalents of $26,670,000 in 2004 and $22,975,000 in 2003.  $  28,620,233   $   24,794,540
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          949,000
  Receivables, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,496,828        3,470,976
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,853,596        5,757,275
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,271,000        2,470,000
  Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,016,455                -
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,097,199        1,814,206
                                                                                  --------------------------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     45,355,311       39,255,997

PROPERTY AND EQUIPMENT
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    137,019,288      134,779,311
  Buildings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    131,925,635      129,370,353
  Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     93,264,181       91,793,031
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    146,113,466      142,194,528
  Construction in progress . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,867,325        8,274,263
                                                                                  --------------------------------
                                                                                      517,189,895      506,411,486
  Less accumulated depreciation and amortization . . . . . . . . . . . . . . . . .   (154,291,668)    (145,532,776)
                                                                                  --------------------------------
Net property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .    362,898,227      360,878,710

NET PROPERTY LEASED TO THIRD PARTIES . . . . . . . . . . . . . . . . . . . . . . .      3,772,840        3,721,063

OTHER ASSETS
   Long-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,001,133        5,001,280
   Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,837,114        4,463,999
   Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,250,186        1,314,534
                                                                                  --------------------------------
Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,088,433       10,779,813
                                                                                  --------------------------------
Total assets                                                                         $422,114,811     $414,635,583
                                                                                  ================================

See  accompanying  notes





                                                             APRIL 7,      SEPTEMBER 24,
                                                               2004            2003
                                                           -------------  ---------------
(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
   Accounts payable . . . . . . . . . . . . . . . . . . .  $ 16,493,278   $   17,460,997
   Accrued expenses . . . . . . . . . . . . . . . . . . .    30,514,298       32,718,439
   Current portion of senior note . . . . . . . . . . . .     6,036,270        8,215,397
   Current portion of obligations under leases. . . . . .     3,533,248        3,400,847
                                                         -------------------------------
Total current liabilities . . . . . . . . . . . . . . . .    56,577,094       61,795,680

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . .     2,704,000        2,876,000

DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . .        17,687           21,887

OBLIGATIONS UNDER LEASES. . . . . . . . . . . . . . . . .   143,977,564      145,124,559

SENIOR NOTE . . . . . . . . . . . . . . . . . . . . . . .    15,203,175       16,203,175

SHAREHOLDERS' EQUITY
    Common stock -- $.50 stated value,
         50,000,000 shares authorized --
         shares issued: 30,332,839 in 2004 and 2003 . . .    15,166,420       15,166,420
    Additional paid-in capital. . . . . . . . . . . . . .   123,388,452      123,179,523
    Retained earnings . . . . . . . . . . . . . . . . . .   100,710,511       88,113,794
    Less:  Unamortized value of restricted shares . . . .    (1,716,537)        (195,173)
    Treasury stock -- at cost
          2,888,009 shares in 2004 and 3,264,165 in 2003.   (33,913,555)     (37,650,282)
                                                         --------------------------------
Total shareholders' equity. . . . . . . . . . . . . . . .   203,635,291      188,614,282
                                                         --------------------------------
Total liabilities and shareholders' equity                 $422,114,811     $414,635,583
                                                         ================================

See  accompanying  notes



THE STEAK N SHAKE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                 SIXTEEN WEEKS ENDED    TWENTY-EIGHT WEEKS ENDED
                                                ---------------------  --------------------------
                                                   APRIL 7,        APRIL 9,        APRIL 7,          APRIL 9,
                                                     2004           2003             2004              2003
                                                ---------------------------------------------------------------
REVENUES
  Net sales. . . . . . . . . . . . . . . . . .  $162,483,948     $148,535,098     $275,999,596     $249,819,827
  Franchise fees . . . . . . . . . . . . . . .     1,306,221        1,137,072        2,263,386        1,907,102
                                                ---------------------------------------------------------------
Total revenues . . . . . . . . . . . . . . . .   163,790,169      149,672,170      278,262,982      251,726,929

COSTS AND EXPENSES
  Cost of sales. . . . . . . . . . . . . . . .    37,372,509       33,828,675       63,943,907       56,580,953
  Restaurant operating costs . . . . . . . . .    79,299,359       73,276,094      136,432,719      125,018,375
  General and administrative . . . . . . . . .    13,486,168       11,817,301       22,621,013       20,030,069
  Depreciation and amortization. . . . . . . .     7,393,649        7,362,835       12,946,397       12,680,709
  Marketing. . . . . . . . . . . . . . . . . .     7,176,769        6,209,846       11,400,921        9,865,496
  Interest . . . . . . . . . . . . . . . . . .     3,976,727        4,184,531        6,983,168        7,224,459
  Rent . . . . . . . . . . . . . . . . . . . .     2,637,510        2,471,877        4,534,036        4,371,191
  Pre-opening costs. . . . . . . . . . . . . .       599,033          459,157          978,921        1,087,180
  Other income, net. . . . . . . . . . . . . .      (511,135)        (592,818)      (1,024,821)      (1,076,231)
                                                ---------------------------------------------------------------
Total costs and expenses . . . . . . . . . . .   151,430,589      139,017,498      258,816,261      235,782,201

EARNINGS BEFORE INCOME TAXES . . . . . . . . .    12,359,580       10,654,672       19,446,721       15,944,728

INCOME TAXES . . . . . . . . . . . . . . . . .     4,353,000        3,816,000        6,850,000        5,704,000
                                                ---------------------------------------------------------------
NET EARNINGS . . . . . . . . . . . . . . . . .  $  8,006,580     $  6,838,672     $ 12,596,721     $ 10,240,728
                                                ===============================================================

NET EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
  Basic. . . . . . . . . . . . . . . . . . . .  $        .29     $        .25     $        .46     $        .38
  Diluted. . . . . . . . . . . . . . . . . . .  $        .29     $        .25     $        .46     $        .38

WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
  Basic. . . . . . . . . . . . . . . . . . . .    27,401,944       27,011,227       27,311,206       26,982,998
  Diluted. . . . . . . . . . . . . . . . . . .    27,804,115       27,019,027       27,673,192       27,007,785


See  accompanying  notes


                              THE STEAK N SHAKE COMPANY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                          TWENTY-EIGHT WEEKS ENDED
                                                          ------------------------

                                                           APRIL 7,       APRIL 9,
                                                             2004           2003
                                                         -------------  -------------
OPERATING ACTIVITIES
  Net earnings. . . . . . . . . . . . . . . . . . . . .  $ 12,596,721   $ 10,240,728
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . .    12,946,397     12,680,709
      Provision for deferred income tax . . . . . . . .        27,000        (42,000)
      Loss on disposals of property and equipment . . .        37,940        341,167
      Changes in receivables and inventories. . . . . .      (122,173)       100,804
      Changes in other assets . . . . . . . . . . . . .      (398,727)      (855,380)
      Changes in accounts payable and accrued expenses.    (2,569,954)    (1,791,893)
                                                       -----------------------------
  Net cash provided by operating activities . . . . . .    22,517,204     20,674,135

INVESTING ACTIVITIES
  Additions of property and equipment . . . . . . . . .   (17,872,212)   (17,839,966)
  Proceeds from sale of short-term investments. . . . .       949,000        170,934
  Net proceeds from disposals of property and equipment       607,240        745,749
                                                       -----------------------------
  Net cash used in investing activities . . . . . . . .   (16,315,972)   (16,923,283)

FINANCING ACTIVITIES
   Principal payments on lease obligations. . . . . . .    (1,614,594)    (2,653,790)
   Principal payments on long-term debt . . . . . . . .    (3,179,127)    (1,817,460)
   Proceeds from equipment and property leases. . . . .       600,000              -
   Proceeds from employee stock purchase plan . . . . .     1,266,772      1,254,655
   Proceeds from exercise of stock options. . . . . . .       551,410              -
   Treasury stock repurchases . . . . . . . . . . . . .             -       (988,439)
                                                       -----------------------------
   Net cash used in financing activities. . . . . . . .    (2,375,539)    (4,205,034)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .     3,825,693       (454,182)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . .    24,794,540      5,286,311
                                                       ------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . .  $ 28,620,233   $  4,832,129
                                                       ==============================


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

     In the Company's opinion, all adjustments considered necessary to present fairly the consolidated financial position as of April 7, 2004, and the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 7, 2004 and April 9, 2003, and cash flows for the twenty-eight weeks ended April 7, 2004 and April 9, 2003, have been included.

     The consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 7, 2004 and April 9, 2003 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 24, 2003.

     Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

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

                                          SIXTEEN WEEKS ENDED      TWENTY-EIGHT WEEKS ENDED
                                          -------------------      ------------------------

                                         APRIL 7,     APRIL 9,      APRIL 7,      APRIL 9,
                                           2004         2003          2004          2003
                                        -----------  -----------  ------------  ------------
Net earnings as reported . . . . . . .  $8,006,580   $6,838,672   $12,596,721   $10,240,728
Less pro forma compensation expense,
 net of tax. . . . . . . . . . . . . .    (370,633)    (234,443)     (744,037)     (512,329)
                                        -----------  -----------  ------------  ------------
Proforma net earnings. . . . . . . . .  $7,635,947   $6,604,229   $11,852,684   $ 9,728,399
                                        ===========  ===========  ============  ============

Basic earnings per share as reported .  $      .29   $      .25   $       .46   $       .38
Pro forma basic earnings per share . .  $      .28   $      .24   $       .44   $       .36

Diluted earnings per share as reported  $      .29   $      .25   $       .46   $       .38
Pro forma diluted earnings per share .  $      .27   $      .24   $       .43   $       .36





FINANCIAL  INSTRUMENTS

     The fair value of cash and cash equivalents and short-term investments approximate their carrying value due to their short-term maturities. Long-term investments consists of a government debt security that management has the intent and ability to hold until maturity. This security, which matures in four years, is carried at amortized cost, which approximates fair market value.

EARNINGS  PER  SHARE

     Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by SFAS No. 128, Earnings Per Share:


                                              SIXTEEN WEEKS ENDED   TWENTY-EIGHT WEEKS ENDED
                                             --------------------   ------------------------
                                             APRIL 7,    APRIL 9,    APRIL 7,    APRIL 9,
                                              2004         2003        2004        2003
                                            ----------------------------------------------
Basic earnings per share:
  Weighted average common shares . . . . .  27,401,944  27,011,227  27,311,206  26,982,998
                                            ==========  ==========  ==========  ==========

Diluted earnings per share:
  Weighted average common shares . . . . . .27,401,944  27,011,227  27,311,206  26,982,998
  Diluted effect of stock options. . . . . .   402,171       7,800     361,986      24,787
                                            ----------  ----------  ----------  ----------
  Weighted average common and
  incremental shares . . . . . . . . . . .  27,804,115  27,019,027  27,673,192  27,007,785
                                            ==========  ==========  ==========  ==========

Number of stock options excluded from
the calculation of earnings per share
as the options' exercise prices were
greater than the market price of the
Company's common stock                          14,713   1,358,153      34,131   1,176,781
                                           ===========  ==========  ==========  ==========




SHAREHOLDERS'  EQUITY

     During the sixteen and twenty-eight weeks ended April 7, 2004, the Company issued 8,500 and 125,000 shares, respectively, of restricted common stock under its Capital Appreciation Plan to certain employees. The shares are restricted for a period of three years. The total value of the stock grants (based upon market value at the date of grant) of $163,795 and $1,918,545, respectively, is recorded to unamortized value of restricted shares and is amortized to compensation expense ratably over the three-year period.

INTANGIBLE  ASSETS

     Intangible assets subject to amortization pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, consist of "a right to operate" and is summarized below:



                                  APRIL 7,       SEPTEMBER 24,
                                   2004             2003
                                -----------     --------------
Gross intangible assets. . . .  $1,480,000       $1,480,000
Less: accumulated amortization    (229,814)        (165,466)
                                -----------      -----------
Net intangible assets. . . . .  $1,250,186       $1,314,534
                                ===========      ===========



     Amortization expense for the sixteen and twenty-eight week periods ended April 7, 2004 was $36,770 and $64,348, respectively. Annual amortization expense for each of the next five fiscal years is estimated to be approximately $119,500.

PROVISION  FOR  RESTAURANT  CLOSINGS

     During the fourth quarter of fiscal year 2003, the Company identified nine under-performing restaurants for disposal. In connection with the decision to dispose of these restaurants, the Company recorded a charge of $5,200,000 to cover the costs of property and equipment write-downs, lease termination costs, and closing costs. During the sixteen-week period ended April 7, 2004, the Company disposed of two restaurants. The Company is currently seeking buyers for the remaining properties and anticipates completing the disposal of the properties within the next twelve months.

     Activity  related  to  the provision for restaurant closings is as follows:





                                        NON-CASH CHARGES     CASH CHARGES
                          BALANCE AT     DURING SIXTEEN     DURING SIXTEEN
                         DECEMBER 17,      WEEKS ENDED        WEEKS ENDED       BALANCE AT
                             2003         APRIL 7, 2004      APRIL 7, 2004     APRIL 7, 2004
                         -------------------------------------------------------------------
Asset write-downs . . .  $4,747,694        $(366,760)                            $4,380,934
Lease termination costs     225,000                          $(225,000)                   -
Closing costs . . . . .     101,038                            (31,261)              69,777
                         -------------------------------------------------------------------
  Total . . . . . . . .  $5,073,732        $(366,760)        $(256,261)          $4,450,711
                         ===================================================================




                                          NON-CASH CHARGES         CASH CHARGES
                          BALANCE AT     DURING TWENTY-EIGHT     DURING TWENTY-EIGHT
                         SEPTEMBER 24,       WEEKS ENDED             WEEKS ENDED          BALANCE AT
                             2003           APRIL 7, 2004           APRIL 7, 2004        APRIL 7, 2004
                         -----------------------------------------------------------------------------
Asset write-downs . . .  $4,860,000          $(479,066)                                   $4,380,934
Lease termination costs     225,000                                  $(225,000)                    -
Closing costs . . . . .     115,000                                    (45,223)               69,777
                         -----------------------------------------------------------------------------
  Total . . . . . . . .  $5,200,000          $(479,066)              $(270,223)           $4,450,711
                         =============================================================================





ASSETS  HELD  FOR  SALE

     Assets held for sale consists of property and equipment related to the under-performing restaurants identified for disposal in 2003, and are comprised of the following: Land and Buildings - $2,287,075; Leasehold Improvements - $348,680; and Equipment - $380,700.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

OVERVIEW

     The Steak n Shake Company reported solid revenues, net income and diluted earnings per share in the sixteen weeks ended April 7, 2004. The Company's revenues increased 9.4% to $163.8 million compared to $149.7 million for the same period last year. Net earnings increased 17.1% to $8.0 million from $6.8 million last year. Diluted earnings per share increased 16.0% to $0.29 from $0.25 last year.

     The key driver of the Company's revenue growth was an 8.7% increase in same store sales. The same store sales growth is primarily attributable to increasing guest counts by 5.0% and menu price increases of 3.1%, which helped offset higher food costs in beef and dairy products.

     Management continues to focus on five key operating strategies that are linked in a "virtuous cycle" which include: developing effective field leaders; improving associate satisfaction and training; growing guest counts; improving margins; and expanding the brand. Management believes that these efforts, coupled with effective marketing, are key to increasing revenues and reducing operating costs as a percentage of sales.

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

RESULTS  OF  OPERATIONS
     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:




                                      SIXTEEN WEEKS ENDED           TWENTY-EIGHT WEEKS ENDED
                                      -------------------           ------------------------
                                     APRIL 7,      APRIL 9,           APRIL 7,      APRIL 9,
                                       2004         2003               2004          2003
                                    ---------------------           ------------------------
REVENUES
     Net sales. . . . .                99.2%        99.2%              99.2%          99.2%
     Franchise fees . .                  .8           .8                 .8             .8
                                    ---------------------           ------------------------
                                      100.0        100.0              100.0          100.0
COSTS AND EXPENSES
     Cost of sales. . . . . . . . .    23.0 (1)     22.8 (1)           23.2 (1)       22.6 (1)
     Restaurant operating costs . .    48.8 (1)     49.3 (1)           49.4 (1)       50.0 (1)
     General and administrative . .     8.2          7.9                8.1            8.0
     Depreciation and amortization.     4.5          4.9                4.7            5.0
     Marketing. . . . . . . . . . .     4.4          4.1                4.1            3.9
     Interest . . . . . . . . . . .     2.4          2.8                2.5            2.9
     Rent . . . . . . . . . . . . .     1.6          1.7                1.6            1.7
     Pre-opening costs. . . . . . .      .4           .3                 .4             .4
     Other income, net. . . . . . .     (.3)         (.4)               (.4)           (.4)
                                    ---------------------           ------------------------
                                       92.5         92.9               93.0           93.7
                                    ---------------------           ------------------------
EARNINGS BEFORE INCOME TAXES. . . .     7.5          7.1                7.0            6.3

INCOME TAXES. . . . . . . . . . . .     2.6          2.5                2.5            2.3
                                    ---------------------           ------------------------
NET EARNINGS. . . . . . . . . . . .     4.9%         4.6%               4.5%           4.0%
                                    =====================           ========================

(1)  Cost of sales and restaurant operating costs are expressed as a percentage of net sales.




COMPARISON OF SIXTEEN WEEKS ENDED APRIL 7, 2004 TO SIXTEEN WEEKS ENDED APRIL 9, 2003
Revenues

     Net sales increased $13,949,000 (9.4%) to $162,484,000 primarily due to an 8.7% increase in same store sales. The increase in same store sales reflects significant improvement over the same period in the prior year in which same store sales increased only 2.3%. This improvement is primarily attributable to increased marketing, including implementation of television advertising in seven new markets, continued strong sales of new milk shake flavors, and improving consumer sentiment. The same store sales increase consists of a 5.0% increase in guest counts and a 3.7% increase in check average. The increase in check average results primarily from a 3.1% weighted average menu price increase compared to the same period in the prior year.

Costs  and  Expenses

     Cost of sales increased $3,544,000 (10.5%) to $37,373,000 primarily due to increased net sales and higher food costs. Cost of sales as a percentage of net sales increased slightly to 23.0% from 22.8%, primarily as a result of an increase in beef, and dairy costs, offset by menu price increases.

     Restaurant operating costs increased $6,023,000 (8.2%) to $79,299,000 due to increased net sales. Restaurant operating costs as a percentage of net sales decreased to 48.8% from 49.3%, primarily due to improved labor utilization that decreased 50 basis points as a percentage of net sales, and greater leverage on fixed operating costs. These improvements were offset by increased field management bonuses resulting from strong same store sales gains, which aggregated a 40 basis point increase in costs as a percentage of net sales.

     General and administrative expenses increased $1,669,000 (14.1%) to $13,486,000, and increased to 8.2% as a percentage of revenue, compared to 7.9% in the same period in the prior year. The increase in general and administrative expenses is partially attributable to incremental investments in consumer research and new product development of $354,000, leadership training of $230,000, and increased incentive compensation expense of $612,000.

     Depreciation and amortization expense was relatively flat compared to the prior year, as net property balances are comparable to the prior year period. As a percentage of total revenues, depreciation and amortization expense decreased to 4.5% from 4.9% in the prior year.

     Marketing expense increased $967,000 (15.6%) to $7,177,000, and as a percentage of revenue increased to 4.4% from 4.1% in the same period in the prior year. Of the increase, $498,000 is attributable to the introduction of television advertising in new markets, primarily Dallas, Tallahassee, and West Palm Beach. An additional $287,000 was invested in television advertising in existing markets compared to the prior year period. Promotional marketing for point of purchase materials and menus also contributed $223,000 to the increased marketing expenses.

     Interest expense decreased $208,000 (5.0%) to $3,977,000 due to decreased net borrowings under the Company's Senior Note Agreement, combined with lower lease obligation balances than the same period in the prior year.

     Rent expense increased $166,000 (6.7%) to $2,638,000 as a result of increased percentage rents over the prior year as net sales significantly increased over the same period in the prior year.

     Pre-opening costs increased $140,000 (30.5%) to $599,000 as the Company opened four new restaurants during the current period, compared with opening three restaurants in the same period in the prior year.

     Other income, net decreased $82,000 (13.8%) to $511,000 due to lower interest income from reduced investment balances.

Income  Taxes

     The Company's effective income tax rate decreased to 35.2% from 35.8% in the same period in the prior year, primarily due to lower state income taxes and increased FICA tax credits.


COMPARISON OF TWENTY-EIGHT WEEKS ENDED APRIL 7, 2004 TO TWENTY-EIGHT WEEKS ENDED APRIL 9, 2003

Revenues

Net sales increased $26,180,000 (10.5%) to $276,000,000, primarily due to a 9.7%
increase in same store sales. The net sales improvement is a result of an improved economic environment, increased television advertising in both new and existing markets, and promotion of new shake flavors and Takhomacard gift cards. Sales were also impacted by a 4.2% increase in check average, including a 2.8% weighted average menu price increase, and a 5.5% increase in guest counts.

Costs  and  Expenses

Cost of sales increased $7,363,000 (13.0%) to $63,944,000 as a result of increased sales and higher food costs. As a percentage of net sales, cost of sales increased to 23.2% from 22.6% in the prior year period. Increased beef, chicken, and dairy costs primarily drove the higher cost of sales.

Restaurant operating costs increased $11,415,000 (9.1%) to $136,433,000, primarily due to increased net sales. Restaurant operating costs as a percentage of net sales decreased to 49.4% from 50.0% in the prior year mainly from improved labor utilization and greater leverage on fixed operating costs. Labor as a percentage of net sales improved by 70 basis points, but was somewhat offset by a 40 basis point increase in field management bonuses due to strong same store sales gains. Additionally, credit card processing fees had a 20 basis point impact on costs as credit cards were not accepted in the first quarter of the prior year.

General and administrative expenses increased $2,591,000 (12.9%) to $22,621,000, and increased to 8.1% as a percentage of revenues, from 8.0% in the prior year. The general and administrative expenses increase results from increased investments in consumer research, new product development, and mystery shopping of $644,000, leadership training of $453,000, incentive compensation expense of $1,168,000, and legal and professional fees of $226,000.

Depreciation and amortization expense increased $265,000 (2.1%) to $12,946,000 principally from property and equipment additions from opening new restaurants.

Marketing expenses increased $1,535,000 (15.6%) to $11,401,000, and as a percentage of revenues increased to 4.1% from 3.9% in the prior year. Of the increased expense, $577,000 is attributable to the introduction of television advertising in several Florida markets, Dallas, Lansing, and Toledo, combined with increased television advertising in existing markets of $312,000. Promotional marketing for seasonal milk shake flavors and gift cards, and market research also contributed $554,000 to the increased marketing expenses.

Interest expense decreased $241,000 (3.3%) to $6,983,000 due to lower net borrowings and lease obligation balances than in the prior year.

Rent expense increased $163,000 (3.7%) to $4,534,000 as a result of increased percentage rents over the prior year due to increased net sales.

Pre-opening costs decreased $108,000 (9.9%) to $979,000 as the Company opened seven new restaurants during the current year period, compared to eight restaurants in the prior year period.

Other income, net decreased $51,000 (4.7%) to $1,025,000 due to lower interest income from reduced investment balances.

Income  Taxes

The Company's effective income tax rate decreased to 35.2% from 35.8% in the prior year period, primarily due to lower state income taxes and increased FICA tax credits.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Seven Company-owned Steak n Shake restaurants and two franchised restaurants were opened, and the previously announced underperforming restaurants were closed during the twenty-eight weeks ended April 7, 2004. Five new restaurants are currently under construction. As of April 7, 2004, there are 356 Company-owned and 59 franchised restaurants. For the twenty-eight weeks ended April 7, 2004, capital expenditures totaled $17,872,000, as compared to $17,840,000 for the same period in the prior year.

     The Company anticipates opening 15 to 18 new Steak n Shake restaurants during fiscal year 2004, and also rebuilding or replacing 3 to 5 existing restaurants. The new store openings and rebuilds will allow the Company to continue its expansion in newer markets such as Texas, while also continuing to build on its strong brand recognition and operating organization throughout the Midwest and Florida. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment is approximately $1,750,000. Total capital expenditures for fiscal year 2004 are estimated to be $35 to $40 million. The Company intends to fund future capital expenditures and meet its working capital needs by using existing cash and investments and anticipated cash flows from operations.

     During the twenty-eight weeks ended April 7, 2004, cash provided by operations totaled $22,517,000, compared to $20,674,000 in the same period in the  prior  year.  This  increase  in  cash  provided by operations is primarily
attributable  to  increased  net  earnings.     Net  cash  used  in  investing
activities for the twenty-eight weeks ended April 7, 2004, totaled $16,316,000 compared to $16,923,000 in the comparable prior period due to opening one more new store in the prior year period. Additionally, the Company realized proceeds from the sale of short-term investments of $949,000 in the current year period.
     As of April 7, 2004, the Company had outstanding borrowings of $21,239,000 under its Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement") and $75,000,000 of additional borrowing capacity available. Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. At April 9, 2003, the Company had outstanding borrowings of $26,561,000.

     The Company also maintains a $30,000,000 Revolving Credit Agreement ("Revolving Credit Agreement") that bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company, and matures in January 2005. There were no borrowings under the Revolving Credit Agreement at April 7, 2004. The Company's debt agreements contain restrictions which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with all restrictive covenants under these borrowing agreements at April 7, 2004.


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


RISKS  ASSOCIATED  WITH  FORWARD-LOOKING  STATEMENTS

     Certain statements in this report contain forward-looking information. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management's current expectations regarding future events and use words such as "anticipate", "believe", "expect", "may", "will", and other similar terminology. These statements speak only as of the date they were made and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Several factors, many beyond our control, could cause actual results to differ significantly from our expectations, such as the following: effectiveness of operating initiatives; changes in economic conditions; effectiveness of advertising and marketing initiatives; harsh weather conditions, primarily in the first and second quarters; availability and cost of qualified restaurant personnel; changes in consumer tastes; changes in consumer behavior based on publicity or concerns relating to food safety or food-borne illnesses; effectiveness of our expansion plans; changes in minimum wage rates; changes in food commodity prices; and changes in applicable accounting policies and practices. The foregoing list of important factors is not intended to be all-inclusive as other general market, industry, economic, and political factors may also impact our operations. Readers are cautioned not to place undue reliance on our forward-looking statements, as we assume no obligation to update forward-looking statements. For further information, refer to the Company's Annual Report on Form 10-K for the year ended September 24, 2003.


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At April 7, 2004, a hypothetical 100 basis point increase in short-term rates would have an immaterial impact on the Company's earnings.



                                       21
ITEM  4.  CONTROLS  AND  PROCEDURES

     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of April 7, 2004, in timely alerting the Company's management to material information required to be included in this Form 10-Q and other Exchange Act filings. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended April 7, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company has a stock repurchase program that allows the purchase of up to 4,000,000 shares of its outstanding common stock. During the twenty-eight weeks ended April 7, 2004, the Company did not repurchase any shares. During the same period in the prior year, the Company repurchased a total of 98,800 shares at a cost of $988,000. The Company has purchased a total of 3,376,689 shares at a cost of $36,242,000 under the program since it was announced on January 12, 2000. The stock repurchase program expired on December 31, 2003. The repurchased shares are used in part to fund the Company's Stock Option Plans, Capital Appreciation Plan and Employee Stock Purchase Plan.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

At the annual meeting of shareholders of The Steak n Shake Company held February 11, 2004, the following actions were undertaken:

1. Nine directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified, as follows:

     Name                 Votes For               Withheld
     ----                 ---------               --------
Peter M. Dunn            24,929,893                514,868
Alan B. Gilman           23,803,680              1,641,081
Stephen Goldsmith        24,008,250              1,436,511
Wayne L. Kelley          23,579,649              1,865,112
Charles E. Lanham        23,745,201              1,699,560
Ruth J. Person           23,910,122              1,534,639
J. Fred Risk             23,615,742              1,829,019
John W. Ryan             23,642,791              1,801,970
James Williamson, Jr.    19,083,291              6,361,470





2. The Amended and Restated 1997 Capital Appreciation Plan was approved as follows:

        Votes For     Votes Against     Abstentions     Broker Non-Votes
        ---------     -------------     -----------     ----------------
        19,780,165      1,658,380         592,368           3,413,848





3.  The  2004  Director  Stock  Option  Plan  was  approved  as  follows:

        Votes For     Votes Against     Abstentions     Broker Non-Votes
        ---------     -------------     -----------     ----------------
        18,913,206      2,497,950          619,757          3,413,848


4. Deloitte & Touche, LLP was ratified as the Company's independent auditor as follows:

         Votes For     Votes Against     Abstentions
         ---------     -------------     -----------
        25,052,824         349,426          42,511





ITEM  5.  OTHER  INFORMATION

During the period covered by the Quarterly Report on Form 10-Q, the Audit Committee of the Board of Directors approved the engagement of Deloitte &
Touche, LLP, the Company's independent auditors, to perform the following non-audit services: technical financial consulting. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits
---     --------

31.1  Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer.
31.2  Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer.
32    Section  1350  Certifications.





(b)     Reports  on  Form  8-K.
        -----------------------

A report on Form 8-K was furnished on January 20, 2004 announcing first quarter results.

A report on Form 8-K was filed on February 12, 2004 announcing the strategic direction for 2004 and changes to senior management and the Board of Directors.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2004.


                                                       THE STEAK N SHAKE COMPANY
                                                                    (Registrant)

                                                          By /s/Jeffrey A. Blade
                                                             -------------------
                                                                Jeffrey A. Blade
                                                           Senior Vice President
                                                     and Chief Financial Officer

                                                                    EXHIBIT 31.1


   CERTIFICATION PURSUANT TO RULE 13A-14(A)/15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
                                      2002

I,  Peter  M.  Dunn,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of The Steak n Shake Company;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     Date:  May  19,  2004

                              /s/  Peter  M.  Dunn
                              --------------------
                              Peter  M.  Dunn
                              President  and  Chief  Executive  Officer


                                                                    EXHIBIT 31.2


   CERTIFICATION PURSUANT TO RULE 13A-14(A)/15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
                                      2002

I,  Jeffrey  A.  Blade,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of The Steak n Shake Company;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

  Date:  May  19,  2004

                              /s/  Jeffrey  A.  Blade
                              -----------------------
                              Jeffrey  A.  Blade
                              Senior  Vice President and Chief Financial Officer



                                                                      EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In  connection  with  the  Quarterly  Report  of  The Steak n Shake Company (the
"Company") on Form 10-Q for the period ending April 7, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Peter  M.  Dunn
--------------------
Peter  M.  Dunn,  President  and
Chief  Executive  Officer
May  19,  2004

/s/  Jeffrey  A.  Blade
-----------------------
Jeffrey  A.  Blade,  Senior  Vice  President  and
Chief  Financial  Officer
May  19,  2004