Form 10-Q
period 2004-06-30
STEAK & SHAKE CO
filed 2004-08-13
CIK 93859

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q



   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED JUNE 30, 2004


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



     Number  of  shares of Common Stock outstanding at July 30, 2004: 27,482,279

                            THE STEAK N SHAKE COMPANY

                                      INDEX



PART I.  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . .  Page No.
------------------------------

ITEM  1.  FINANCIAL STATEMENTS
    Condensed Consolidated Statements of Financial Position as of June 30, 2004
    (Unaudited) and September 24, 2003                                                 3

    Condensed Consolidated Statements of Earnings (Unaudited) for the Twelve
    and Forty Weeks Ended June 30, 2004 and July 2, 2003                               5

    Condensed Consolidated Statements of Cash Flows (Unaudited) for the Forty
    Weeks Ended June 30, 2004 and July 2, 2003                                         6
    Notes to Condensed Consolidated Financial Statements (Unaudited)                   7

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                       10

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  14

ITEM  4.  CONTROLS AND PROCEDURES                                                     15

PART II.  OTHER INFORMATION

ITEM  5.  OTHER INFORMATION                                                           15

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K                                            16

                         PART I.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                                             THE STEAK N SHAKE COMPANY
                               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                       JUNE 30,      SEPTEMBER 24,
                                                                                         2004            2003
                                                                                    --------------  ---------------
                                                                                      (UNAUDITED)
ASSETS:
CURRENT ASSETS
  Cash, including cash equivalents of $38,445,000 in 2004 and $22,975,000 in 2003.  $  40,490,510   $   24,794,540
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        621,000          949,000
  Receivables, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,750,634        3,470,976
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,267,310        5,757,275
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,870,000        2,470,000
  Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,142,090                -
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,347,208        1,814,206
                                                                                    --------------  --------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     60,488,752       39,255,997

PROPERTY AND EQUIPMENT
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    138,787,271      134,779,311
  Buildings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    132,808,067      129,370,353
  Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     95,198,813       91,793,031
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    149,927,417      142,194,528
  Construction in progress . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,825,036        8,274,263
                                                                                    --------------  --------------
                                                                                      527,546,604      506,411,486
  Less accumulated depreciation and amortization . . . . . . . . . . . . . . . . .   (158,829,927)    (145,532,776)
                                                                                    --------------  --------------
Net property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .    368,716,677      360,878,710

NET PROPERTY LEASED TO THIRD PARTIES . . . . . . . . . . . . . . . . . . . . . . .      3,690,258        3,721,063

OTHER ASSETS
   Long-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -        5,001,280
   Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,687,495        4,463,999
   Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,222,608        1,314,534
                                                                                    --------------  --------------
Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,910,103       10,779,813
                                                                                    --------------  --------------
                                                                                     $437,805,790     $414,635,583
                                                                                    ==============  ==============

See  accompanying  notes





                                                            JUNE 30,      SEPTEMBER 24,
                                                              2004            2003
                                                          -------------  ---------------
                                                           (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . . . .  $ 22,785,727   $   17,460,997
   Accrued expenses. . . . . . . . . . . . . . . . . . .    33,375,943       32,718,439
   Current portion of senior note. . . . . . . . . . . .     6,036,270        8,215,397
   Current portion of obligations under leases . . . . .     3,553,909        3,400,847
                                                          -------------  --------------
Total current liabilities. . . . . . . . . . . . . . . .    65,751,849       61,795,680

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . .     2,387,000        2,876,000

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . . .        17,135           21,887

OBLIGATIONS UNDER LEASES . . . . . . . . . . . . . . . .   143,025,993      145,124,559

SENIOR NOTE. . . . . . . . . . . . . . . . . . . . . . .    15,203,175       16,203,175

SHAREHOLDERS' EQUITY
    Common stock -- $.50 stated value,
         50,000,000 shares authorized --
         shares issued: 30,332,839 in 2004 and 2003. . .    15,166,420       15,166,420
    Additional paid-in capital . . . . . . . . . . . . .   123,388,452      123,179,523
    Retained earnings. . . . . . . . . . . . . . . . . .   108,127,834       88,113,794
    Less:  Unamortized value of restricted shares. . . .    (1,558,852)        (195,173)
    Treasury stock -- at cost
         2,856,154 shares in 2004 and 3,264,165 in 2003.   (33,703,216)     (37,650,282)
                                                          -------------   --------------
Total shareholders' equity . . . . . . . . . . . . . . .   211,420,638      188,614,282
                                                          -------------   --------------
                                                           $437,805,790     $414,635,583
                                                          =============   ==============

See  accompanying  notes



THE STEAK N SHAKE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                                          TWELVE WEEKS ENDED                   FORTY WEEKS ENDED
                                                         --------------------                 -------------------
                                                      JUNE 30,              JULY 2,          JUNE 30,        JULY 2,
                                                        2004                 2003              2004           2003
                                                -----------------------------------------------------------------------
REVENUES
  Net sales. . . . . . . . . . . . . . . . . .  $       129,554,552   $      120,348,440   $405,554,148   $370,168,267
  Franchise fees . . . . . . . . . . . . . . .            1,072,392              920,086      3,335,778      2,827,188
                                                -----------------------------------------------------------------------
Total revenues . . . . . . . . . . . . . . . .          130,626,944          121,268,526    408,889,926    372,995,455

COSTS AND EXPENSES
  Cost of sales. . . . . . . . . . . . . . . .           31,078,420           27,535,883     95,022,327     84,116,836
  Restaurant operating costs . . . . . . . . .           63,097,306           58,454,340    199,530,025    183,472,715
  General and administrative . . . . . . . . .            9,401,563            9,250,148     32,022,576     29,280,217
  Depreciation and amortization. . . . . . . .            5,686,004            5,689,377     18,632,401     18,370,086
  Marketing. . . . . . . . . . . . . . . . . .            5,365,982            4,270,375     16,766,903     14,135,871
  Interest . . . . . . . . . . . . . . . . . .            2,942,780            3,127,195      9,925,948     10,351,655
  Rent . . . . . . . . . . . . . . . . . . . .            2,152,591            1,936,308      6,686,627      6,307,498
  Pre-opening costs. . . . . . . . . . . . . .              345,035              375,196      1,323,956      1,462,376
  Provision for restaurant closings. . . . . .             (394,369)                   -       (394,369)             -
  Other income, net. . . . . . . . . . . . . .             (390,687)            (429,662)    (1,415,508)    (1,505,893)
                                                -----------------------------------------------------------------------
Total costs and expenses . . . . . . . . . . .          119,284,625          110,209,160    378,100,886    345,991,361
                                                -----------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES . . . . . . . . .           11,342,319           11,059,366     30,789,040     27,004,094

INCOME TAXES . . . . . . . . . . . . . . . . .            3,925,000            3,970,000     10,775,000      9,674,000
                                                -----------------------------------------------------------------------

NET EARNINGS . . . . . . . . . . . . . . . . .  $         7,417,319   $        7,089,366   $ 20,014,040   $ 17,330,094
                                                =======================================================================

NET EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE:
  Basic. . . . . . . . . . . . . . . . . . . .  $               .27   $              .26   $        .73   $        .64
  Diluted. . . . . . . . . . . . . . . . . . .  $               .27   $              .26   $        .72   $        .64

WEIGHTED AVERAGE SHARES AND EQUIVALENTS:
  Basic. . . . . . . . . . . . . . . . . . . .           27,462,379           27,030,336     27,356,558     26,997,199
  Diluted. . . . . . . . . . . . . . . . . . .           27,778,480           27,178,997     27,704,779     27,059,148

See  accompanying  notes


                                 THE STEAK N SHAKE COMPANY
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                     FORTY WEEKS ENDED
                                                                     -----------------
                                                                 JUNE 30,        JULY 2,
                                                                   2004           2003
                                                               -------------  -------------
OPERATING ACTIVITIES
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . .  $ 20,014,040   $ 17,330,094
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . .    18,632,401     18,340,713
      Provision for deferred income tax . . . . . . . . . . .       111,000        (42,000)
      Loss on disposals of property and equipment . . . . . .       434,427        508,711
      Provision for restaurant closings . . . . . . . . . . .      (394,369)             -
      Changes in receivables and inventories. . . . . . . . .      (789,693)    (1,106,561)
      Changes in other assets . . . . . . . . . . . . . . . .    (2,913,245)    (1,850,260)
      Changes in accounts payable and accrued expenses. . . .     6,749,892      2,059,205
                                                               ----------------------------
  Net cash provided by operating activities . . . . . . . . .    41,844,453     35,239,902

INVESTING ACTIVITIES
  Additions of property and equipment . . . . . . . . . . . .   (29,043,953)   (23,944,266)
  Proceeds from long-term investments called. . . . . . . . .             -      5,000,000
  Proceeds from sale of long-term investments . . . . . . . .     5,095,313              -
  Proceeds from sale of short-term investments. . . . . . . .       949,000        171,092
  Purchase of short-term investments. . . . . . . . . . . . .      (621,000)             -
  Net proceeds from disposals of property and equipment . . .     1,428,860        745,749
                                                               ----------------------------
  Net cash used in investing activities . . . . . . . . . . .   (22,191,780)   (18,027,425)

FINANCING ACTIVITIES
   Principal payments on long-term debt and lease obligations    (6,576,609)    (5,184,064)
   Proceeds from equipment and property leases. . . . . . . .       600,000              -
   Proceeds from employee stock purchase plan . . . . . . . .     1,266,772      1,254,634
   Proceeds from exercise of stock options. . . . . . . . . .       753,134         85,419
   Treasury stock repurchases . . . . . . . . . . . . . . . .             -       (988,439)
                                                               ----------------------------
   Net cash used in financing activities. . . . . . . . . . .    (3,956,703)    (4,832,450)

INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .    15,695,970     12,380,027

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . .    24,794,540      5,286,311
                                                               ----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . .  $ 40,490,510   $ 17,666,338
                                                               ============================

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

     In the Company's opinion, all adjustments considered necessary to present fairly the consolidated financial position as of June 30, 2004, and the consolidated statements of earnings for the twelve and forty weeks ended June 30, 2004 and July 2, 2003, and cash flows for the forty weeks ended June 30, 2004 and July 2, 2003, have been included.

     The consolidated statements of earnings for the twelve and forty weeks ended June 30, 2004 and July 2, 2003 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 24, 2003.

     Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

SEASONAL  ASPECTS
     The Company has substantial fixed costs which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes, and can be adversely affected by severe winter weather.

STOCK-BASED  COMPENSATION

     The Company accounts for its Stock Option and Employee Stock Purchase Plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation is reflected in net earnings, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                           TWELVE WEEKS ENDED          FORTY WEEKS ENDED
                                           ------------------          -----------------
                                         JUNE 30,      JULY 2,      JUNE 30,      JULY 2,
                                           2004         2003          2004          2003
                                        -----------  -----------  ------------  ------------
Net earnings as reported . . . . . . .  $7,417,319   $7,089,366   $20,014,040   $17,330,094
Less pro forma compensation expense,
 net of tax. . . . . . . . . . . . . .    (279,692)    (257,264)   (1,023,729)     (766,186)
                                        ----------------------------------------------------
Proforma net earnings. . . . . . . . .  $7,137,627   $6,832,102   $18,990,311   $16,563,908
                                        ====================================================

Basic earnings per share as reported .  $      .27   $      .26   $       .73   $       .64
Pro forma basic earnings per share . .  $      .26   $      .25   $       .69   $       .61

Diluted earnings per share as reported  $      .27   $      .26   $       .72   $       .64
Pro forma diluted earnings per share .  $      .26   $      .25   $       .69   $       .61





FINANCIAL  INSTRUMENTS

     The fair value of cash and cash equivalents and short-term investments approximate their carrying value due to their short-term maturities. During the twelve and forty week periods ended June 30, 2004, the Company sold a held-to-maturity investment for $5,095,313, and recorded a gain of $95,313 on the sale.

EARNINGS  PER  SHARE

     Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by SFAS No. 128, Earnings Per Share:


                                              TWELVE WEEKS ENDED            FORTY WEEKS ENDED
                                              ------------------            -----------------
                                            JUNE 30,        JULY 2,       JUNE 30,        JULY 2,
                                             2004            2003           2004           2003
                                          ------------    -----------    ----------    ------------
Basic earnings per share:
  Weighted average common shares           27,462,379      27,030,336     27,356,558     26,997,199
                                          ============    ===========    ===========   ============

Diluted earnings per share:
  Weighted average common shares           27,462,379      27,030,336     27,356,558     26,997,199
  Dilutive effect of stock options            316,101         148,661        348,221         61,949
                                          -----------      ----------     ----------    -----------
  Weighted average common and
  incremental shares                       27,778,480      27,178,997     27,704,779     27,059,148
                                          ===========      ==========     ==========    ===========

Number of stock options excluded
from the calculation of earnings
per share as the options' exercise
prices were greater than the market
price of the Company's common stock            43,907         767,446         37,064      1,053,363
                                          ===========      ==========     ==========     ==========



SHAREHOLDERS'  EQUITY

     During the twelve and forty weeks ended June 30, 2004, the Company issued 5,000 and 123,000 shares, respectively, of restricted common stock under its Capital Appreciation Plan to certain employees. The shares are restricted for a period of three years. The total value of the restricted stock grants (based upon market value at the date of grant) of $96,250 and $1,910,495, respectively, is recorded to unamortized value of restricted shares and is amortized to compensation expense ratably over the three-year period.

INTANGIBLE  ASSETS

     Intangible assets subject to amortization pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, consists of "a right to operate" and is



                                  JUNE 30,     SEPTEMBER 24,
                                   2004            2003
                                -----------  ---------------
Gross intangible assets. . . .  $1,480,000   $    1,480,000
Less: accumulated amortization    (257,392)        (165,466)
                                -----------  ---------------
Net intangible assets. . . . .  $1,222,608   $    1,314,534
                                ===========  ===============

summarized  below:


     Amortization expense for the twelve and forty week periods ended June 30, 2004 was $27,578 and $91,926, respectively. Annual amortization expense for each of the next five fiscal years is estimated to be approximately $119,500.

PROVISION  FOR  RESTAURANT  CLOSINGS

     During the fourth quarter of fiscal year 2003, the Company identified nine under-performing restaurants for disposal. In connection with the decision to dispose of these restaurants, the Company recorded a charge of $5,200,000 to cover the costs of property and equipment write-downs, lease termination costs, and closing costs. During the forty-week period ended June 30, 2004, the Company disposed of three restaurants. Proceeds received from these disposed restaurants exceeded previous estimates by $394,369, resulting in an adjustment to the reserve during the period. This adjustment was recorded under the provision for restaurant closings in the accompanying statements of earnings. The Company is currently seeking buyers for the remaining six properties and anticipates completing the disposal of these properties within the next nine months.

     Activity  related  to  the provision for restaurant closings is as follows:

                                               NON-CASH                           ADJUSTMENTS
                                               CHARGES         CASH CHARGES      TO ESTIMATES
                                             DURING TWELVE     DURING TWELVE     DURING TWELVE
                           BALANCE AT         WEEKS ENDED       WEEKS ENDED       WEEKS ENDED      BALANCE AT
                          APRIL 7, 2004      JUNE 30, 2004     JUNE 30, 2004      JUNE 30, 2004   JUNE 30, 2004
                         --------------------------------------------------------------------------------------
Asset write-downs . . .   $4,380,934                                                 $(389,406)     $3,991,528
Lease termination costs            -                                                                         -
Closing costs . . . . .       69,777                              $(17,167)             (4,963)         47,647
                         --------------------------------------------------------------------------------------
  Total . . . . . . . .   $4,450,711                              $(17,167)          $(394,369)     $4,039,175
                         ======================================================================================




                                           NON-CASH                           ADJUSTMENTS
                                            CHARGES         CASH CHARGES      TO ESTIMATES
                          BALANCE AT      DURING FORTY      DURING FORTY      DURING FORTY
                          SEPTEMBER        WEEKS ENDED       WEEKS ENDED       WEEKS ENDED      BALANCE AT
                           24, 2003       JUNE 30, 2004     JUNE 30, 2004      JUNE 30, 2004   JUNE 30, 2004
                         --------------------------------------------------------------------------------------
Asset write-downs . . .   $4,860,000       $(479,066)                          $(389,406)        $3,991,528
Lease termination costs      225,000                          $(225,000)                                  -
Closing costs . . . . .       69,777                           $(62,390)          (4,963)            47,647
                         --------------------------------------------------------------------------------------
  Total . . . . . . . .   $4,450,711       $(479,066)         $(287,390)       $(394,369)        $4,039,175
                         ======================================================================================




ASSETS  HELD  FOR  SALE

     Assets held for sale consists of property and equipment related to the under-performing restaurants identified for disposal in 2003, and is comprised of the following: Land and Buildings - $2,486,000; Leasehold Improvements - $368,840; and Equipment - $287,250.

SUPPLEMENTAL  CASH  FLOW  INFORMATION

     During the forty-week period ended June 30, 2004, the Company financed the purchase of property and equipment of $820,000 through the incurrence of capital lease obligations, and issued 123,000 shares of restricted common stock under its Capital Appreciation Plan with a market value of $1,910,495.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

OVERVIEW

     The Steak n Shake Company reported higher revenues, net income and diluted earnings per share in the twelve weeks ended June 30, 2004. The Company's revenues increased 7.7% to $130.6 million compared to $121.3 million for the same period last year. Net earnings increased 4.6% to $7.4 million from $7.1 million in the prior year, while diluted earnings per share increased to $0.27 from $0.26.

     The key to the Company's revenue growth was a 6.3% increase in same store sales. The same store sales growth is primarily attributable to increasing guest counts by 3.0% and menu price increases of 3.1%, which helped offset higher food costs in beef and dairy products.

     Management continues to focus on five key operating strategies that are linked in a "virtuous cycle" which include: developing effective field leaders; improving associate satisfaction and training; growing guest counts; improving margins; and expanding the brand. Management believes that these efforts, are the key factors driving six consecutive quarters of positive same store sales. However, the Company faced significant increases in food commodity costs, which offset some of the sales gains. To help offset the food commodity increases, the Company implemented a 1.2% weighted average menu price increase on August 1, 2004.

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

     The Company believes that, of its significant accounting policies, the following policies involve a higher degree of risk, judgment and/or complexity.

Property  and  Equipment
     Property and equipment are recorded at cost with depreciation and amortization being recognized on the straight-line method over the estimated useful lives of the assets (15 to 25 years for building and land improvements, 3 to 10 years for equipment, and the shorter of the estimated useful life or the lease term for leasehold improvements). The Company reviews each restaurant for impairment on a restaurant-by-restaurant basis when events or circumstances indicate it might be impaired. The Company tests for impairment by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss is recognized in earnings. Because depreciation and amortization expense is based upon useful lives of assets and the net salvage value at the end of their lives, significant judgment is required in estimating this expense. Additionally, the future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were sold, and other financial and economic assumptions. Accordingly, management believes that accounting estimates related to property and equipment are critical.

Insurance  Reserves
     The Company self-insures a significant portion of expected losses under its workers' compensation, general liability, and auto liability insurance programs. The Company purchases reinsurance for individual and aggregate claims that exceed predetermined limits. The Company records a liability for all unresolved claims and its estimate of incurred but not reported ("IBNR") claims at the anticipated cost to the Company. The liability estimate is based on information received from insurance companies, combined with management's judgments regarding frequency and severity of claims, claims development history and settlement practices. Significant judgment is required to estimate IBNR claims as parties have yet to assert a claim and therefore the degree to which injuries have been incurred, and the related costs, have not yet been determined. Additionally, estimates about future costs involve significant judgment regarding legislation, case jurisdictions, and other matters. Accordingly, management believes that estimates related to self-insurance reserves are critical.

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

RESULTS  OF  OPERATIONS
     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:


                                             TWELVE WEEKS ENDED          FORTY WEEKS ENDED
                                            -------------------          ------------------
                                             JUNE 30,       JULY 2,     JUNE 30,     JULY 2,
                                               2004          2003         2004        2003
                                        ----------------------------------------------------
REVENUES
     Net sales . . . . . . . . . . . .         99.2%         99.2%        99.2%       99.2%
     Franchise fees. . . . . . . . . .           .8            .8           .8          .8
                                        ----------------------------------------------------
                                              100.0         100.0        100.0       100.0
COSTS AND EXPENSES
     Cost of sales . . . . . . . . . .         24.0 (1)      22.9 (1)     23.4 (1)    22.7 (1)
     Restaurant operating costs. . . .         48.7 (1)      48.6 (1)     49.2 (1)    49.6 (1)
     General and administrative. . . .          7.2           7.6          7.8         7.9
     Depreciation and amortization . .          4.4           4.7          4.6         4.9
     Marketing . . . . . . . . . . . .          4.1           3.5          4.1         3.8
     Interest. . . . . . . . . . . . .          2.3           2.6          2.4         2.8
     Rent. . . . . . . . . . . . . . .          1.6           1.6          1.6         1.7
     Pre-opening costs . . . . . . . .           .3            .3           .3          .4
     Provision for restaurant closings          (.3)            -          (.1)          -
     Other income, net . . . . . . . .          (.3)          (.4)         (.3)        (.4)
                                        ----------------------------------------------------
                                               91.3          90.9         92.5        92.8
                                        ----------------------------------------------------

EARNINGS BEFORE INCOME TAXES . . . . .          8.7           9.1          7.5         7.2

INCOME TAXES . . . . . . . . . . . . .          3.0           3.3          2.6         2.6
                                        ---------------------------------------------------

NET EARNINGS . . . . . . . . . . . . .          5.7%          5.8%         4.9%        4.6%
                                        ===================================================

(1)  Cost of sales and restaurant operating costs are expressed as a percentage of net sales.



COMPARISON  OF  TWELVE  WEEKS  ENDED JUNE 30, 2004 TO TWELVE WEEKS ENDED JULY 2,
2003
Revenues

     Net sales increased $9,206,000 (7.6%) to $129,555,000 primarily due to a 6.3% increase in same store sales. The increase in same store sales is significant given an 8.0% increase in the same period in the prior year. This sales improvement is attributable to new product introductions including Side-by-SideTM milk shakes, and increased television advertising primarily in the Dallas, West Palm, and Toledo markets, which helped drive increased trial. The 6.3% same store sales increase consists of a 3.0% increase in guest counts and a 3.3% increase in check average. The increase in check average results primarily from a 3.1% weighted average menu price increase compared to the same period in the prior year.

Costs  and  Expenses

     Cost of sales increased $3,543,000 (12.9%) to $31,078,000 primarily due to increased net sales and higher food costs. Cost of sales as a percentage of net sales increased to 24.0% from 22.9%, as a result of 13% - 30% increases in beef and dairy costs, somewhat offset by menu price increases.

     Restaurant operating costs increased $4,643,000 (7.9%) to $63,097,000 and as a percentage of net sales increased to 48.7% from 48.6%. The increase is due to net sales gains and investments in training and labor for the new Side-by-SideTM milk shakes rollout. Additional investments were made in field management bonuses as a result of strong same store sales gains.

     General and administrative expenses increased $151,000 (1.6%) to $9,402,000, but decreased to 7.2% as a percentage of revenue, compared to 7.6% in the same period in the prior year. The decrease in general and administrative expenses as a percentage of revenues is attributable to cost containment to offset increased commodity prices and reduced management incentive compensation of $700,000.

     Depreciation and amortization expense was relatively flat compared to the prior year, as net property balances are comparable to the prior year period. As a percentage of total revenues, depreciation and amortization expense decreased to 4.4% from 4.7% in the prior year.

     Marketing expense increased $1,096,000 (25.7%) to $5,366,000, and as a percentage of revenue increased to 4.1% from 3.5% in the same period in the prior year. Of the increase, $606,000 is attributable to the introduction of television advertising in new markets, primarily Dallas, Toledo, and several Florida markets. Additionally, the prior year period included a marketing rebate of $500,000 that did not occur in the current year period.

     Interest expense decreased $184,000 (5.9%) to $2,943,000 due to decreased net borrowings under the Company's Senior Note Agreement, combined with lower lease obligation balances than the same period in the prior year.

     Rent expense increased $216,000 (11.2%) to $2,153,000 as a result of increased percentage rents over the prior year as net sales increased significantly over the same period in the prior year.

     Pre-opening costs decreased $30,000 (8.0%) to $345,000 as the Company opened one new restaurant and re-opened two remodeled restaurants during the current period, compared with opening three restaurants in the same period in the prior year.

     The Company recorded a reduction in its provision for restaurant closings of $394,000 during the current year period as proceeds from the disposal of restaurants exceeded previous estimates.

     Other income, net decreased $39,000 (9.1%) to $391,000 due to lower interest income from reduced investment balances.

Income  Taxes

     The Company's effective income tax rate decreased to 34.6% from 35.9% in the same period in the prior year, primarily due to lower state income taxes and increased FICA tax credits.


COMPARISON  OF FORTY WEEKS ENDED JUNE 30, 2004 TO FORTY WEEKS ENDED JULY 2, 2003

Revenues

     Net sales increased $35,386,000 (9.6%) to $405,554,000, mainly due to an 8.7% increase in same store sales. The net sales improvement is a result of increased television advertising in both new and existing markets which is driving increased trial, and new product introductions such as adding a shot of hot fudge to any milk shake and the new Side-by-SideTM milk shakes. Sales were also impacted by a 3.9% increase in check average, including a 3.1% weighted average menu price increase, and a 4.8% increase in guest counts.

Costs  and  Expenses

     Cost of sales increased $10,905,000 (13.0%) to $95,022,000 as a result of increased sales and higher food costs. As a percentage of net sales, cost of sales increased to 23.4% from 22.7% in the prior year period. Increased beef and dairy costs primarily drove the higher cost of sales as a percentage of net sales.

     Restaurant operating costs increased $16,057,000 (8.8%) to $199,530,000, primarily due to increased net sales. Restaurant operating costs as a percentage of net sales decreased to 49.2% from 49.6% in the prior year mainly from improved labor utilization and leverage on fixed operating costs. Labor as a percentage of net sales improved by 30 basis points, but was somewhat offset by an increase in field management bonuses due to strong same store sales gains.

     General and administrative expenses increased $2,742,000 (9.4%) to $32,023,000, but decreased to 7.8% as a percentage of revenues, from 7.9% in the prior year. The general and administrative expense increase is due primarily to increased investments in consumer research, new product development, and mystery shopping of $664,000, leadership training and consulting of $535,000, and legal and professional fees of $573,000.

     Depreciation and amortization expense increased $262,000 (1.4%) to $18,632,000 principally from property and equipment additions from opening new restaurants.

     Marketing expenses increased $2,631,000 (18.6%) to $16,767,000, and as a percentage of revenues increased to 4.1% from 3.8% in the prior year. Of the increased expense, $1,101,000 is attributable to the introduction of television advertising in several Florida markets, Dallas, Lansing, and Toledo, combined with increased television advertising in existing markets of $464,000. Promotional marketing for Side-by-SideTM and seasonal milk shake flavors, gift cards, and market research also contributed $561,000 to the increased marketing expenses.

     Interest expense decreased $426,000 (4.1%) to $9,926,000 due to lower net borrowings and lease obligation balances than in the prior year.

     Rent expense increased $379,000 (6.0%) to $6,687,000 as a result of increased percentage rents over the prior year due to increased net sales.

     Pre-opening costs decreased $138,000 (9.5%) to $1,324,000 as the Company opened eight new restaurants and re-opened two remodeled restaurant during the current year period, compared to opening twelve new restaurants in the prior year period.

     The Company recorded a reduction in its provision for restaurant closings of $394,000 during the current year period as proceeds from the disposal of two restaurants exceeded previous estimates.

     Other income, net decreased $90,000 (6.0%) to $1,416,000 due to lower interest income from reduced investment balances.

Income  Taxes

     The Company's effective income tax rate decreased to 35.0% from 35.8% in the prior year period, primarily due to lower state income taxes and increased FICA tax credits.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Eight Company-owned Steak n Shake restaurants, two franchised restaurants, and two remodeled restaurants were opened, and the previously announced underperforming restaurants were closed during the forty weeks ended June 30, 2004. As of June 30, 2004, there are 357 Company-owned and 59 franchised restaurants. For the forty weeks ended June 30, 2004, capital expenditures totaled $29,044,000, as compared to $23,944,000 for the same period in the prior year.

     The Company anticipates opening 7 to 9 new Steak n Shake restaurants during the fourth quarter of fiscal year 2004. For fiscal year 2005, the Company anticipates opening 18 to 24 new Company-owned restaurants and also rebuilding or replacing several existing restaurants. The new store openings will allow the Company to continue its expansion in newer markets such as Texas, while also further penetrating existing markets in the Midwest and Florida. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment is approximately $1.75 million. Total capital expenditures for fiscal year 2005 are estimated to be $45 to $55 million. The Company intends to fund future capital expenditures and meet its working capital needs by using existing cash and investments and anticipated cash flows from operations.

     During the forty weeks ended June 30, 2004, cash provided by operations totaled $41,844,000, compared to $35,240,000 in the same period in the prior year. This increase in cash provided by operations is primarily attributable to increased net earnings and the timing of invoice payments and accruals. Net cash used in investing activities for the forty weeks ended June 30, 2004, totaled $22,192,000 compared to $18,027,000 in the comparable prior period primarily due to increased capital expenditures in the current year.

     As of June 30, 2004, the Company had outstanding borrowings of $21,239,000 under its Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement") and $75,000,000 of additional borrowing capacity available. Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. At July 2, 2003, the Company had outstanding borrowings of $26,561,000.

     The Company also maintains a $30,000,000 Revolving Credit Agreement ("Revolving Credit Agreement") that bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company, and matures in January 2005. There were no borrowings under the Revolving Credit Agreement at June 30, 2004. The Company's debt agreements contain restrictions which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with all restrictive covenants under these borrowing agreements at June 30, 2004.


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

Inflation in food, labor, fringe benefits, and other operating costs directly affects the Company's operations. Historically, the Company's results of operations have not been significantly affected by inflation.


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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At June 30, 2004, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.


ITEM  4.  CONTROLS  AND  PROCEDURES

     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004, in timely alerting the Company's management to material information required to be included in this Form 10-Q and other Exchange Act filings. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II.  OTHER INFORMATION

ITEM  5.  OTHER  INFORMATION

(a)     Non-audit  Services

     During the period covered by the Quarterly Report on Form 10-Q, the Audit Committee of the Board of Directors approved the engagement of Deloitte &
Touche, LLP, the Company's independent auditors, to perform the following non-audit services: review of income tax returns. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

(b)     Shareholder  Nominations  for  Director

     The Board of Directors has recently established a Nominating and Corporate Governance Committee for the purpose, among other things, to identify individuals qualified to become members of the Company's Board and to recommend to the Board the director nominees for each annual meeting of shareholders. The Committee identifies nominees for director from various sources, including, without limitation, its members, other directors, senior management, shareholders and third-party consultants. Candidates are evaluated based on their credentials and the needs of the Board and the Company at the time. Of particular importance are the candidate's experience, judgment, integrity, ability to make independent inquiries, understanding of the Company's business environment and willingness and ability to devote adequate time to Board activities. The Committee will identify nominees who meet specific objectives in terms of the composition of the Board, such as financial expertise, and may take into account such factors as geographic, occupational, gender, race and age diversity.

In July 2004, the Board of Directors amended the Company's By-Laws to provide certain procedures by which shareholders may recommend nominees to the Nominating and Corporate Governance Committee. Shareholders who wish to recommend to the Committee a candidate for election to the Board of Directors at the annual meeting should send their inquiries to:

               Attn: Nominating and Corporate Governance Committee c/o Dave Milne, Corporate Secretary
               36  S.  Pennsylvania  Street,  Suite  500
               Indianapolis,  Indiana  46204

The Corporate Secretary will promptly forward all such letters to the members of the Committee. In order for director nominations to be properly brought before an annual meeting by a shareholder, timely notice must be given by the shareholder to the Corporate Secretary. To be timely, the notice must be delivered at the above address not less than 120 days prior to the date the Company mailed proxy materials for the preceding year's annual meeting. With respect to the 2005 Annual Meeting of Shareholders, notice shall be timely if it is delivered by August 21, 2004.

Nominations must include the following information (i) a statement of the qualifications of the nominee; (ii) all information required to be disclosed in solicitation of proxies for elections of directors pursuant to Regulation 14A of the Securities Exchange Act of 1934; (iii) the name and address of the shareholder giving notice; (iv) the class and number of shares of stock of the Company owned by such shareholder; (v) a description of all arrangements or understandings among the shareholder and the nominee; and (vi) the written consent of the nominee to serve as a director if so elected.

Other than the submission requirements set forth above, there are no differences in the manner in which the Committee evaluates a nominee for director recommended by a shareholder.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits
---     --------

3.01     Amendment  to  the  Corporation's  Restated  By-Laws.
31.1     Rule  13a  -  14(a)  /  15d  -  14(a)  Certification of Chief Executive
Officer.
31.2     Rule  13a  -  14(a)  /  15d  -  14(a)  Certification of Chief Financial
Officer.
32     Section  1350  Certifications.


(b)     Reports  on  Form  8-K.
        -----------------------

A report on Form 8-K was furnished on May 4, 2004 announcing second quarter results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2004.


THE  STEAK  N  SHAKE  COMPANY
(Registrant)

 By  /s/  Jeffrey  A.  Blade
   -------------------------
 Jeffrey  A.  Blade
 Senior  Vice  President
 and  Chief  Financial  Officer

                                                                    EXHIBIT 3.01
                WRITTEN RESOLUTION REGARDING AMENDMENT TO BY-LAWS

RESOLVED, that the Board of Directors hereby approves an amendment to the Corporation's Restated By-Laws to change the advance notice provisions related to shareholder proposals, namely that Article IV, Section 9 of the Corporation's Restated By-Laws be amended so that, as amended, such Article IV, Section 9 shall read in its entirety as follows:

"SECTION 9. SHAREHOLDER PROPOSALS AND NOMINATIONS. For any shareholder proposal to be presented in connection with an annual meeting of shareholders of the Company, including any proposal relating to the nomination of a director to be elected to the Board of Directors of the Company, the shareholder must have given timely notice thereof in writing to the Secretary of the Company (the "Notice") and must have been a shareholder of record entitled to vote at the meeting at the time of giving such notice. To be timely, a Notice must be delivered to or, if mailed, received at the principal executive offices of the Company not less than one hundred twenty (120) calendar days in advance of the date the Company's proxy statement was released to shareholders in connection with the annual meeting of shareholders; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date of the previous year's meeting, to be timely, Notice must be received by the Company's Secretary at the principal office of the Company not later than the close of business on the later of one hundred twenty (120) calendar days in advance of such annual meeting or ten (10) calendar days following the date on which public announcement of the date of the meeting is first made. Such shareholder's notice shall set forth (a) as to each person whom the shareholder proposes to nominate for election or reelection as a director, (i) a statement of the qualifications of such person, (ii) all information relating to such person that is required to be disclosed in solicitation of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"),
(iii) a description of all arrangements or understandings among the shareholder and such person as (iv) the written consent of such person to being named in the proxy statement as a nominee and to serving as a director if elected; (b) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reason for conducting such business at the meeting and any material interest in such business of such shareholder and of the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (i) the name and address of such shareholder, as they appear on the Company's books, and of such beneficial owner and (ii) the class and number of shares of stock of the Company which are owned beneficially and of record by such shareholders and such beneficial owner. Notwithstanding the foregoing, in order to include information with respect to a shareholder proposal in the proxy statement and form of proxy for a shareholder's meeting, shareholder must provide notice as required by the regulations promulgated under the Exchange Act."

Ratified  this  16th  day  of  July  2004.

/s/  Alan  B.  Gilman
---------------------
Alan  B.  Gilman

/s/  Peter  M.  Dunn
--------------------
Peter  M.  Dunn

/s/  Stephen  Goldsmith
-----------------------
Stephen  Goldsmith

/s/  Wayne  L.  Kelley
----------------------
Wayne  L.  Kelley

/s/  Charles  E.  Lanham
------------------------
Charles  E.  Lanham

/s/  Dr.  Ruth  J.  Person
--------------------------
Dr.  Ruth  J.  Person

/s/  J.  Fred  Risk
-------------------
J.  Fred  Risk

/s/  Dr.  John  Ryan
--------------------
Dr.  John  Ryan

/s/  James  Williamson,  Jr.
----------------------------
James  Willilamson,  Jr.

                                                                    EXHIBIT 31.1


   CERTIFICATION PURSUANT TO RULE 13A-14(A)/15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
                                      2002

I,  Peter  M.  Dunn,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of The Steak n Shake Company;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
     Date:  August  13,  2004

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

I,  Jeffrey  A.  Blade,  certify  that:
1. I have reviewed this quarterly report on Form 10-Q of The Steak n Shake Company;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
     Date:  August  13,  2004

                              /s/  Jeffrey  A.  Blade
                              -----------------------
                              Jeffrey  A.  Blade
                              Senior  Vice President and Chief Financial Officer



                                                                      EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In  connection  with  the  Quarterly  Report  of  The Steak n Shake Company (the
"Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Peter  M.  Dunn
--------------------
Peter  M.  Dunn,  President  and
Chief  Executive  Officer
August  13,  2004

/s/  Jeffrey  A.  Blade
-----------------------
Jeffrey  A.  Blade,  Senior  Vice  President  and
Chief  Financial  Officer
August  13,  2004