Form 10-K
period 2004-09-29
STEAK & SHAKE CO
filed 2004-12-06
CIK 93859

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT  OF  1934
For  the  fiscal  year  ended  September  29,  2004

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934
For  the  transition  period  from  to

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





Title  of  Each  Class on  Which  Registered             Name  of  Exchange
------------------------------------------------         ------------------
Common  Stock,  stated  value  $.50  per  share       New  York  Stock  Exchange
Preferred  Stock  Purchase  Rights                    New  York  Stock  Exchange

     Securities registered pursuant to Sec. 12(g) of the Act: None. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes X No
                                               --

The aggregate market value of Common Stock held by persons not "affiliated" with the registrant, based on the closing price of the Common Stock at April 7, 2004, was approximately $524,695,120.

The number of shares of Common Stock outstanding at December 1, 2004 was 27,622,964.

     DOCUMENTS  INCORPORATED  BY  REFERENCE
                                PARTS  OF  FORM  10-K  INTO  WHICH
IDENTITY  OF  DOCUMENT                DOCUMENT  IS  INCORPORATED

Registrant's  Annual  Report  to              Part  II
Shareholders  for  fiscal  year
 ended  September  29,  2004

The  definitive  Proxy  Statement  to         Part  III
be  filed  with  respect to  the  2005
Annual  Meeting  of  Shareholders  of
Registrant


                                    PART I.

ITEM  1.     BUSINESS

GENERAL

The  Steak  n  Shake  Company  ("Steak  n  Shake"  or  the "Company") is engaged primarily in the ownership, operation and franchising of Steak n Shake restaurants. Founded in 1934 in Normal, Illinois, Steak n Shake is one of the oldest restaurant chains in the country. As of September 29, 2004, we had 365 Company-owned restaurants and 60 franchised restaurants, located in 19 Midwestern and Southern states. Steak n Shake restaurants are generally open 24 hours a day, seven days a week, and in addition to the core menu, offer a breakfast menu during breakfast hours. Lunch and dinner sales account for approximately 36.4% and 45.1% of sales, respectively, while breakfast and late night sales account for 6.9% and 11.6% of sales, respectively.

Our fiscal year ends on the last Wednesday in September. Accordingly, every five or six years, our fiscal year contains fifty-three weeks. Fiscal year 2004 contained fifty-three weeks, while fiscal years 2003 and 2002 contained fifty-two weeks. Our first, third, and fourth quarters contain twelve weeks and the second quarter contains sixteen weeks (except in fiscal years when there are fifty-three weeks, in which case the fourth quarter contains thirteen weeks).

THE  STEAK  N  SHAKE  CONCEPT

We strive to be the best restaurant in the world at providing guests a genuine, classic community diner experience with STEAKBURGER sandwiches and hand-dipped milk shakes. We occupy a distinct niche in the restaurant industry by offering full-service dining with counter and dining room seating, as well as drive-thru and carryout service. Counter and dining room sales represent approximately two-thirds of the sales mix, while sales for off-premises dining represent approximately one-third of the sales mix. Unlike some fast-food restaurants, all Steak n Shake food is freshly prepared, cooked-to-order in view of the guest, and served promptly on china with flatware and glassware by a friendly team of wait staff. Our prices are generally less than most casual dining and family-style concepts with an average check of approximately $6.37 per person. The average check during the peak lunch and dinner hours is approximately $6.34 and $6.63, respectively.

We believe that Steak n Shake offers more compelling value and core menu items with a higher level of quality than competitor fast food and casual dining chains. For 70 years, Steak n Shake's menu has featured core items including STEAKBURGER sandwiches, thin and crispy french fries and hand-dipped milk shakes. We believe that our focus on certain menu items has allowed us to serve consistent, high-quality food, that has built brand loyalty with our guests. Menu items are prepared in accordance with our strict specifications using high-quality ingredients such as 100% pure U.S. beef, including cuts of T-bone, strip and sirloin steaks, in our STEAKBURGER sandwiches. Over the years, we have responded to changing guest tastes by providing greater menu variety without losing our focus or guest appeal. During the current year, we expanded our menu by offering Side-by-Side Milk Shakes and hot fudge shots for our milk shakes.

EXPANDING  THE  CONCEPT

Controlled growth into both new and existing trade areas has been a focus over the last several years. During fiscal year 2004, we opened sixteen new units and franchisees opened three new units, with the new Company-owned units being opened in Alabama, Arkansas, Illinois, Indiana, Missouri, Ohio, Pennsylvania, Tennessee, Texas being built in the Ohio and Texas markets. This level of expansion has allowed us to build field organizational quality and stability
while   focusing  on  improving   each  and   every  guest  experience  through
hospitality initiatives; improve the depth of the field organization through improved recruitment and higher retention; enhance training and staff development; and aggressively market the brand through unique differentiation brand marketing. The Company currently expects to open between eighteen and twenty-four Company-owned Steak n Shake restaurants in fiscal year 2005. The actual number of openings will depend on many factors, including the ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly associates.

Our controlled expansion program is based upon a market penetration strategy focused on clustering restaurants in current or contiguous trade areas to capitalize on our name recognition, increase guest convenience and achieve media and operating efficiencies. The addition of Company-owned restaurants in markets where our television marketing efforts have already been implemented, allows us to leverage our advertising costs over more units and to benefit from management efficiencies. In existing media markets, our advertising expenditures create higher levels of customer recognition and greater market acceptance for new units.

We believe the site selection process is critical to the success of our restaurants, and senior management devotes significant time and resources to analyzing each prospective site. We consider a variety of factors in the site selection process, including local market demographics, site visibility and accessibility, highway interchanges and proximity to significant generators of potential guests such as major retailers, housing communities and businesses.

A final element of our expansion program is franchising. Our franchising program is designed to extend brand name recognition of Steak n Shake and derive additional revenues without substantial investment by the Company. As part of our continual planning process, management reviews the relationship of the number of Company-owned to franchised restaurants and the selection of areas for development by the Company and our franchisees. Our expansion plans include selectively seeking new franchisees to help grow the Steak n Shake brand by focusing on areas where the Company does not currently have plans to build enough stores to merit the infrastructure necessary to support those markets. (See "Franchising")

Restaurant  Locations

The following table lists the locations of the 425 Steak n Shake restaurants, including 60 franchised units, as of September 29, 2004:



                COMPANY-OWNED  FRANCHISED  TOTAL
Alabama. . . .              6           -        6
Florida. . . .             72           -       72
Georgia. . . .              7          16       23
Iowa . . . . .              4           -        4
Illinois . . .             57           6       63
Indiana. . . .             59           3       62
Kansas . . . .              4           -        4
Kentucky . . .              6           8       14
Michigan . . .             19           -       19
Mississippi. .              -           1        1
Missouri . . .             43          14       57
North Carolina              -           6        6
Ohio . . . . .             60           -       60
Oklahoma . . .              -           1        1
Pennsylvania .              3           -        3
South Carolina              2           -        2
Tennessee. . .              9           5       14
Texas. . . . .             13           -       13
Wisconsin. . .              1           -        1
                         _____       _____    _____
  Total. . . .            365          60      425




RESTAURANT  OPERATIONS

The key to growing our customer base is to ensure our guests have an enjoyable dining experience when they step through our doors or visit our drive-thru windows. To ensure a positive guest experience, we must have competent and skilled restaurant management at each of our locations. The management team of a typical Steak n Shake restaurant consists of a general manager, a restaurant manager and assistant managers. The number of assistant managers varies depending upon the volume of the unit. The general manager of each restaurant has primary responsibility for the day-to-day operations of the restaurant and is responsible for maintaining Company-established operating standards and procedures. The general manager holds the responsibility for the profitability of each unit and his/her bonus is derived from the store level profitability against the financial plan. In addition to the day-to-day operations, the general manager is very involved with the planning and budgeting for each restaurant. An experienced, well-trained general manager promotes compliance with our high standards for food quality and guest service, and ensures that all health and safety requirements are met and that the restaurant complies with applicable state labor laws. We seek to employ managers who are guest service oriented and who manage the restaurant from the dining room. We recognize the important role of a seasoned, well-trained and properly motivated restaurant team.

The competition for attracting new managers is intense. Therefore, we foster a "promote from within" approach. To develop the talented bench strength needed for continued internal promotions, people development is one of our highest priorities. As part of our commitment to improving our standards of execution, we emphasize strengthening the skills and capabilities of each restaurant team through innovative selection, development, evaluation, and reward systems. Associates are encouraged to learn new skills to foster their professional growth and to create greater opportunities for advancement. The management development process ensures that we not only meet our current management needs, but that we are also able to meet our future growth needs.

GUEST  SATISFACTION  AND  QUALITY  CONTROL

For 70 years, our reputation and long-standing guest loyalty have been earned by the consistent quality of the dining experience. The success of Steak n Shake depends on our associates' consistent commitment to exceed the guests'
expectations.   During  the  current  year,  we  have  initiated  a  new  guest satisfaction measurement tool, which provides guests the opportunity to evaluate us on delivering a quality dining experience. The information received from the guests is real-time, and allows us to address issues in an expeditious and effective manner.

Restaurant management is responsible for ensuring the restaurants are operated in accordance with strict operational procedures and quality requirements. Compliance for Company-owned units is monitored through the use of guest comment cards, guest satisfaction surveys, a mystery shopping program, frequent on-site visits and formal inspections by management and training personnel. Franchised restaurants are monitored through periodic inspections by the Company's franchise field operations personnel and a mystery shopping program, in addition to their own internal management oversight.

PURCHASING  AND  DISTRIBUTION  CENTER  OPERATIONS

We operate a distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce and dairy products) and restaurant supplies are delivered to 113 Company-owned and 16 franchised restaurants. The restaurants served are located in parts of the Midwest (primarily in Illinois, Missouri, Iowa and Wisconsin). Our semi-trailers have the capability to handle refrigerated and frozen products along with dry goods in the same delivery trip. The remaining Steak n Shake restaurants, located primarily in the Southeast, Texas, and parts of the Midwest (primarily Indiana, Ohio, Michigan, and Tennessee) obtain food products and supplies that meet the Company's quality standards and specifications from two separate independent distributors; one with locations in Orlando, Florida and Pryor, Oklahoma, and the other with a location in Zanesville, Ohio.

Purchases are negotiated centrally for most food and beverage products and supplies to ensure uniform quality, adequate quantities and competitive prices. Short-term forward buying contracts are utilized to facilitate the availability of products pursuant to our specifications and to lessen our exposure to fluctuating prices. Food and supply items undergo ongoing research, development and testing in an effort to maintain the highest quality products and to be responsive to changing consumer tastes.

BRANDING

For 70 years we have embraced our heritage by offering a core product mix of STEAKBURGER sandwiches and hand-dipped milk shakes to our guests. As times have changed, we have enhanced our menu to offer new menu offerings to our guests. For instance, during the current year we added the innovative Side-by-Side milk shakes, which allows the guest to choose any two flavors of milk shakes and have them served side-by-side in one glass. This new concept has been well received by guests. Also introduced during fiscal year 2004 were the Sippable Sundae, which includes adding hot fudge to any milk shake and the branded TAKHOMACARD gift card.

We communicate our niche value positioning to the consumer via a branded differentiation marketing strategy. Marketing platforms are product benefit directed and explain why Steak n Shake is superior to fast food alternatives by using a fun, irreverent, tongue-in-cheek humorous approach in our advertising campaigns. This "voice of the restaurant" defines our brand personality, recalling a day when life was simpler, friendlier, and less stressful. By coupling this branding approach with real consumer benefits, existing guests are encouraged to visit more often and new guests are encouraged to try a STEAKBURGER sandwich and a milk shake. Print, outdoor and local marketing promotions are also utilized, but the most effective and efficient media form remains television, as it sells Steak n Shake with sight, sound, motion, and emotion.

Our marketing thrust is driven by new product news and is directed towards building brand loyalty and increasing purchase frequency. Value at Steak n Shake is based on exceeding guests' expectations by delivering freshly prepared, cooked-to-order, quality food served promptly by a friendly, well-trained staff.

FRANCHISING

We designed our franchising program to extend the brand name recognition of Steak n Shake to areas where we have no current development plans, and to derive additional revenues without substantial investment. Our expansion plans include selectively seeking new franchisees to help grow the Steak n Shake brand, along with expanding relationships with current franchisees.

As of September 29, 2004, we had 60 franchised Steak n Shake restaurants operated by 15 franchisees, located in Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, and Tennessee. These restaurants are located in areas contiguous to markets in which there are Company-owned restaurants. As of September 29, 2004, we have commitments from existing franchisees for the development of five additional franchised restaurants in fiscal 2005.

Franchisees undergo a selection process supervised by the Vice President, Franchising, and require final approval by senior management. We seek franchisees with the financial resources necessary to fund successful development (minimum of $1,500,000 net worth, $500,000 liquid assets) and significant experience in the restaurant/retail business who have demonstrated the financial and management capabilities required to operate a franchised restaurant effectively.

We assist franchisees with both the development and the ongoing operation of their restaurants. Our management personnel assist with site selection, approve all franchise sites and provide franchisees with prototype plans and specifications for construction of their restaurants. Our training staff provides both on-site and off-site instruction to franchised restaurant management associates. Managers of franchised restaurants are required to obtain the same training as managers of Company-owned units. Our support continues after a restaurant opening with periodic training programs, providing manuals and updates relating to product specifications, guest service and quality control procedures, advertising and marketing materials and assisting with particular advertising and marketing needs. Franchise field representatives visit all franchisees quarterly to support the successful operation of their restaurants. We also make available to franchisees certain accounting services and management information reports prepared at the corporate office for a monthly fee, based on our actual costs.

All franchised restaurants are required, pursuant to their respective franchise agreements, to serve Steak n Shake approved menu items. Although not required to do so, franchisees served by our distribution center purchase food, supplies and smallwares at our cost, plus a markup to cover the cost of operation, including freight for delivery. Our point-of-sale systems are also available for purchase by franchisees. Access to these services enables franchisees to benefit from our purchasing power and assists us in monitoring compliance with our standards and specifications for uniform quality.

The standard Steak n Shake franchise agreement generally has an initial term of 20 years. Among other obligations, the agreement requires franchisees to pay an initial franchise fee of $40,000 for the first restaurant in a market, $35,000 for the second unit, and $30,000 for each subsequent unit, and a continuing royalty of 4% of monthly gross receipts. The standard franchise agreement also requires the franchisee to pay 5% of monthly gross sales to the Company for advertising, of which 80% is spent on local, regional or national marketing and 20% is used by Steak n Shake for creative and promotional development, outside independent marketing agency fees and technical and professional marketing advice.

In certain circumstances, our financing subsidiary, SNS Investment Company, Inc., will assist qualified franchisees in financing the development of one or more franchised restaurants by purchasing or leasing approved sites from third parties, constructing the restaurant and leasing or subleasing the finished facility to the franchisee. The lease terms and rentals, including a surcharge by the Company for administrative services, are negotiated based on prevailing real estate and construction costs in effect in the franchised area. As of September 29, 2004, six restaurants were financed through this subsidiary.

For more information on franchising opportunities, visit our website at www.steaknshake.com/franchise.

COMPETITION
The restaurant business is one of the most intensely competitive industries in the United States, with price, menu offerings, location and service all being significant competitive factors. Our competitors include national, regional and local chains, as well as local establishments. In all of our current and proposed future market areas, there are established competitors with financial and other resources, which are greater than our resources. We face competition for sites on which to locate new restaurants, as well as for restaurant associates and guests. The restaurant business is often affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic factors, harsh weather conditions, and the type, number and location of competing restaurants. Additional factors that may adversely affect the restaurant industry in general, and our restaurants in particular, are inflation of food, labor and associate benefit costs, negative publicity surrounding food quality or safety issues, and difficulty in attracting qualified management personnel and hourly associates.

SEASONAL  ASPECTS
We have substantial fixed costs, which do not decline as a result of a decline in sales. Our first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes as compared to the third and fourth fiscal quarters. Additionally, sales in the first two fiscal quarters can be adversely affected by severe winter weather. We also may be negatively affected by adverse weather during the first and fourth fiscal quarters as hurricanes and tropical storms may impact the Southeastern portion of the United States, where we have a significant number of restaurants.

EMPLOYEES
As of September 29, 2004, we employed approximately 20,000 associates, of which approximately two-thirds are part-time hourly associates. We consider our employee relations to be good and believe that we provide working conditions and wages that compare favorably with the industry.

TRADEMARKS
"Steak n Shake ", "Takhomasak ", "Famous For Steakburgers ", "FAXASAK ", "Original Steakburger ", "In Sight It Must Be Right ", "Steak n Shake - It's a Meal ", "The Original Steakburger ", "The "Wing and Circle" logo", "Steak n Shake Famous For Steakburgers ", "Steak n Shake In Sight it Must be Right ", "Takhomacup ", "Takhomasak ", and the Company's "storefront design" are among the federally registered trademarks and servicemarks owned by the Company. "Takhomacard ", "Banawberry ", "Banocolate ", "Chocawberry ", "High-n-Low ", "Orangilla ", "Side-by-Side ", "Sippable Sundaes ", "Strawnilla ", "Up-n-Down ", "Vanawberry ", "Vanocha " and "Vanocolate " are among the trademarks and service marks owned by the Company for which federal registration applications are currently pending. The Company protects its trademark rights by appropriate legal action whenever necessary.

GOVERNMENT  REGULATION
We are subject to various federal, state and local laws effecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, including health and safety and fire agencies in the state and municipality in which the restaurant is located. The development and construction of restaurants is subject to compliance with applicable zoning, land use and environmental regulations. Difficulties in obtaining, or failure to obtain, the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.
Our restaurant operations are also subject to federal and state minimum wage laws and laws governing such matters as working conditions, child labor, overtime and tip credits. Many of our restaurant associates are paid at rates related to the federal and state minimum wage laws, and accordingly, further increases in the minimum wage would increase our labor costs.
As of September 29, 2004, we have franchise operations in nine states -- Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, and Tennessee -- and are subject to certain federal and state laws controlling the offering and conduct of our franchise business in those states. In addition, we are subject to franchise registration requirements in several states in which we are now conducting or will conduct franchise business in the future.

GEOGRAPHIC  CONCENTRATION

During fiscal 2004, approximately 47.6% of our net sales were derived from five markets: St. Louis, Missouri (13.4%); Indianapolis, Indiana (12.7%); Orlando, Florida (7.6%); Chicago, Illinois (7.4%); and Tampa, Florida (6.5%). As a result, our results of operations may be materially affected by weather, economic or business conditions within these markets. Also, given our present geographic concentration, adverse publicity relating to Steak n Shake restaurants could have a more pronounced overall adverse effect on our sales than might be the case if our restaurants were more broadly dispersed.

SHAREHOLDER  RIGHTS  PLAN

On May 16, 2001, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan"). Under the Plan, rights have been attached to the outstanding shares of Common Stock at the rate of one right for each share of Common Stock held by shareholders of record at the close of business on May 31, 2001. The rights will become exercisable only if a person or group of affiliated persons (an "Acquiring Person") acquires 15% or more of the Company's Common Stock or announces a tender offer or exchange offer that would result in the acquisition of 30% or more of the outstanding Common Stock. At that time, the rights may be redeemed at the election of the Board of Directors. If not redeemed, then prior to the acquisition by the Acquiring Person of 50% or more of the outstanding Common Stock of the Company, the Company may exchange the rights (other than rights owned by the Acquiring Person, which would have become void) for Common Stock (or other securities) of the Company on a one-for-one basis. If not exchanged, the rights may be exercised and the holders may acquire one one-hundredth of a share of Preferred Stock of the Company for $40.00. Each one one-hundredth of a share of Preferred Stock carries the same voting rights as one share of Common Stock. Each right may also be exchanged for shares of the Company's Common Stock having a value of tow times the exercise price. If the Acquiring Person engages in a merger or other business combination with the Company, the rights would entitle the holders to acquire shares of the Acquiring Person having a market value equal to twice the exercise price of the rights. The Plan will expire in May 2011. The Plan is intended to protect the interests of the Company's shareholders against certain coercive tactics sometimes employed in takeover attempts.

INFORMATION  AVAILABLE  ON  OUR  WEB  SITE

We make available through our web site, free of charge, our filings with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after we file them electronically with, or furnish them to, the SEC. The reports we make available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents. In addition, corporate governance documents such as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistleblower Policy, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, and Audit Committee Charter are posted on our web site and are available without charge upon written request. The Company web site link is www.steaknshake.com and the link to SEC filings and corporate governance documents is www.steaknshake.com/investing.html. The Company's website and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth, as of September 29, 2004, the names, ages, and positions held with the Company and its subsidiaries, and the date on which service in such capacities began, of the executive officers of the Company and its subsidiaries:



 Name                                    Age                Position with Company                Since
----------------------------------      ----               ------------------------------------  -----

Kevin F. Beauchamp. . . . . . . . . . .    47               Vice President -
                                                            The Steak n Shake Company            1993
                                                            Steak n Shake Operations, Inc.       1997
Jeffrey A. Blade. . . . . . . . . . . .    43               Senior Vice President,
                                                            Chief Financial Officer -
                                                            The Steak n Shake Company            2004
                                                            Steak n Shake Operations, Inc.       2004
B. Charlene Boog. . . . . . . . . . . .    72               Associate Vice President -
                                                            The Steak n Shake Company            1997
Roxanne Crosby. . . . . . . . . . . . .    51               Senior Vice President -
                                                            The Steak n Shake Company            2003
                                                            Steak n Shake Operations, Inc.       2003
Kevin E. Dooley . . . . . . . . . . . .    61               Vice President -
                                                            Steak n Shake Operations, Inc.       1993
Peter M. Dunn(1) . . . . . . . . . . .     49               President  -
                                                            The Steak n Shake Company            2002
                                                            Steak n Shake Operations, Inc.       2002
                                                            Chief Executive Officer -
                                                            The Steak n Shake Company            2004
                                                            Steak n Shake Operations, Inc.       2004
Kenneth L. Faulkner . . . . . . . . . .    41               Vice President -
                                                            The Steak n Shake Company            2004
                                                            Steak n Shake Operations, Inc.       2004
Duane E. Geiger . . . . . . . . . . . .    41               Vice President -
                                                            The Steak n Shake Company            2000
                                                            Steak n Shake Operations, Inc.       2000
Alan B. Gilman(1) . . . . . . . . . . .    74               Chairman -
                                                            The Steak n Shake Company            2003
                                                            Steak n Shake Operations, Inc.       2003
William H. Hart . . . . . . . . . . . .    55               Vice President -
                                                            Steak n Shake Operations, Inc.       1991
Bradley Manns . . . . . . . . . . . . .    35               Vice President -
                                                            The Steak n Shake Company            2004
                                                            Steak n Shake Operations, Inc.       2004
David C. Milne. . . . . . . . . . . . .    37               General Counsel -
                                                            The Steak n Shake Company            2003
                                                            Steak n Shake Operations, Inc.       2003
                                                            Secretary -
                                                            The Steak n Shake Company            2004
                                                            Steak n Shake Operations, Inc.       2004
Gary T. Reinwald. . . . . . . . . . . .    56               Executive Vice President -
                                                            The Steak n Shake Company            2004
                                                            Steak n Shake Operations, Inc.       2004
Gary S. Walker. . . . . . . . . . . . .    44               Senior Vice President -
                                                            The Steak n Shake Company            1998
                                                            Steak n Shake Operations, Inc.       1998
Douglas D. Willard. . . . . . . . . . .    45               Vice President -
                                                            The Steak n Shake Company            2003
                                                            Steak n Shake Operations, Inc.       2003



(1)  Member  of  the  Board  of  Directors  of  the  Company


Mr. Beauchamp was appointed Vice President, Operations in 1997. Mr. Beauchamp joined the Company as Vice President and Controller in 1993.

Mr. Blade joined the Company as Senior Vice President and Chief Financial Officer in 2004. From 1999 to 2004, Mr. Blade was Vice President of Finance for the U.S. operations of Cott Corporation. Prior thereto, Mr. Blade served in various financial roles for the Kraft Foods Corporation from 1988 to 1999.

Ms. Boog was appointed Associate Vice President in 1997. Prior thereto, she served as Assistant Vice President and Assistant Secretary from 1991 to 1997.

Ms. Crosby joined the Company as Senior Vice President, Human Resources in 2003. From 2002 to 2003, Ms. Crosby was a consultant. Prior thereto, Ms. Crosby worked as Vice President Human Resources for the Borden Foods Corporation from 1995 to 2001.

Mr. Dooley joined Steak n Shake Operations, Inc. as Vice President in 1993 and is responsible for engineering and construction.

Mr. Dunn joined the Company in 2002 as President and Chief Operating Officer, and was subsequently appointed Chief Executive Officer in 2004. From 1993 to 2002, Mr. Dunn was President of Borden Foods Corporation. Prior thereto, he served in several capacities for Kraft General Foods, including General Manager for Claussen Pickle Company and the Marketing Manager for Oscar Mayer.

Mr. Faulkner was appointed Vice President, Operations in 2004.    Prior thereto,
Mr. Faulkner served as Indiana Division Manager from 1994 to 2004 and served in various operational capacities since 1981.

Mr. Geiger was appointed Vice President Planning and Internal Audit in 2004. Prior thereto, Mr. Geiger was Vice President, Information Systems, Financial Planning and Treasurer and served in other various capacities within the Company since 1993.

Mr. Gilman was elected Chairman during 2003 and has been a Director of the Company since 1992. He served as Chief Executive Officer until 2004 and as President until 2002.

Mr. Hart has been Vice President, Purchasing of Steak n Shake Operations, Inc. since 1991.

Mr. Manns was appointed Vice President, Franchising in 2004. Prior thereto, Mr. Manns has served in various management capacities for the Company in the operations, human resources, and legal functions.

Mr. Milne was promoted to General Counsel in 2003 and Secretary in 2004 after joining the Company in 2000. From 1996 to 2000, Mr. Milne was in private practice with the firm of Scopelitis, Garvin, Light and Hanson.

Mr. Reinwald was appointed Executive Vice President of the Company in 2004. Prior thereto, Mr. Reinwald was Senior Vice President, Operations and National General Manager of Steak n Shake Operations, Inc., and served in various capacities with the Company for more than 40 years.

Mr. Walker joined the Company as Senior Vice President in 1998 and is responsible for operations support, purchasing and distribution. From 1994 to 1998, Mr. Walker was Vice President of Marketing - Home Care Division for DowBrands L.P.

Mr. Willard joined the Company in 2003 as Vice President, Consumer Insight and Innovation. Prior to joining the Company, Mr. Willard served as an independent consultant. From 1992 to 2001, Mr. Willard served in various management capacities with Borden Foods Corporation in the business development and marketing functions.

Officers  are  elected  annually  at  a  meeting  of  the  Board  of  Directors.

ITEM  2.     PROPERTIES

We currently lease 36,715 square feet of executive office space in Indianapolis, Indiana, under a lease expiring June 30, 2013.

STEAK  N  SHAKE  OPERATIONS,  INC.

As of September 29, 2004, we operated 224 leased and 141 owned restaurants. Restaurant leases for land and building typically are non-cancelable, have an initial term of 18 to 25 years, renewal terms aggregating twenty years or more and require us to pay real estate taxes, insurance and maintenance costs. Of these leases, 175 contain percentage of sales rental clauses in addition to base rent requirements. Restaurants are generally 3,900 square feet and seat approximately 100 customers, while a minimal percentage of restaurants have a similar architectural style but seat 54 to 198 customers and occupy between 1,000 and 6,000 square feet. We have lease obligations on two former restaurant locations which have been subleased to others as of September 29, 2004. These obligations primarily relate to restaurant locations disposed of in the late 1970's, and the sublease rentals cover substantially all of our obligations under the primary leases.

We also have a complex of three buildings located in Bloomington, Illinois, where we own 38,900 square feet of office/warehouse space in two separate buildings, one of which has cold storage facilities, and lease a 26,300 square foot distribution center and division office facility. We also lease division offices in Orlando, Florida; Cincinnati, Ohio; Columbus, Ohio; Detroit, Michigan; Chicago, Illinois; and a division office and administrative facility in Indianapolis, Indiana. In addition, we own a division office facility in St. Louis, Missouri. At September 29, 2004, we owned one restaurant location that had been leased to a third party. In addition, there were 10 restaurants under construction and we owned 7 parcels of land that are being held for future development at September 29, 2004.

SNS  INVESTMENT  COMPANY

SNS Investment Company ("SIC"), a wholly owned subsidiary of the Company, assists qualified franchisees with financing by purchasing or leasing land, constructing the restaurant and then leasing or subleasing the land and building to the franchisee. SIC leases the land and building for these properties as the primary lessee. These leases typically have an initial term of 18 years, renewal options aggregating 20 years or more, and require SIC to pay real estate taxes, insurance and maintenance costs. As of September 29, 2004, SIC had six land and building leases for properties located in Louisville and Elizabethtown, Kentucky; Chattanooga, Tennessee; Clarksville, Indiana and Columbia, Missouri which are being operated by franchisees pursuant to sublease agreements. All lease and sublease agreements between SIC and its franchisees specifically include triple net lease provisions whereby the franchisee is responsible for all real estate taxes, insurance and maintenance costs. Additionally, SIC has a ground lease for a property in Bloomington, Indiana, and owns a property in Indianapolis, Indiana, which are subleased and leased, respectively, to third parties.

RESTAURANT  LEASE  EXPIRATIONS

Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:


                              Number of Leases Expiring
                              -------------------------

Calendar Year             SNS             SIC
-------------             ---             ---
2005 - 2009                 5              0
2010 - 2014                 2              0
2015 - 2019                 5              0
2020 - 2024                13              0
2025 - 2029                14              0
Beyond                    185              7
                          ---             ---
                          224              7
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

     PART  II.

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY,  RELATED
     STOCKHOLDER  MATTERS  AND  ISSUER  PURCHASES  OF  EQUITY  SECURITIES

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

                     2004            2003
                     ----            ----

                 HIGH    LOW     High    Low
                ------  ------  ------  ------
First Quarter.  $18.13  $14.50  $11.63  $ 9.97
Second Quarter  $21.70  $17.21  $10.52  $ 8.89
Third Quarter.  $20.38  $17.04  $15.25  $ 9.60
Fourth Quarter  $18.51  $16.38  $16.04  $14.05



The Company did not pay cash dividends on its Common Stock during the two fiscal years reflected in the table. As of December 1, 2004, there were 13,500 record holders of the Common Stock.

See  Item  12  for  "Equity  Compensation  Plan  Information".

ITEM  6.     SELECTED  FINANCIAL  DATA

The selected financial data for each of the Company's five most recent fiscal years, set forth in the Company's 2004 Annual Report to Shareholders under "Selected Financial and Operating Data (Unaudited)" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial conditions and results of operations set forth in the Company's 2004 Annual Report to Shareholders under "Management's Discussion and Analysis" is incorporated herein by reference.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. The Company invests excess cash primarily in cash equivalents due to their relative low credit risk. Interest rates on these securities are based upon market rates at the time of purchase and remain fixed until maturity. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At September 29, 2004, a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on the Company's earnings.

The Company purchases certain food products, which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions. The Company utilizes various purchasing and contract pricing techniques to minimize volatility, but does not enter into financial derivative contracts.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The Company's Consolidated Statements of Earnings, Consolidated Statements of Financial Position, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms set forth in the Company's 2004 Annual Report to Shareholders are incorporated herein by reference.

Information on quarterly results of operations, set forth in the Company's 2004 Annual Report to Shareholders under "Quarterly Financial Data (Unaudited)" is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported by the Company in its current report on Form 8-K filed on February 19, 2003, the Audit Committee decided to change the Company's independent registered public accountants and replaced Ernst & Young LLP with Deloitte & Touche LLP. There were no disagreements or reportable events with the Company's auditors during the two-year period ended September 29, 2004.

ITEM  9A.  CONTROLS  AND  PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)) as of September 29, 2004, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosures controls and procedures are effective in timely alerting the Company's management to material information required to be included in this Form 10-K and other Exchange Act filings. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 29, 2004 that have materially effected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.


                                    PART III.

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information included under the captions "Election of Directors", "Committees and Meetings of the Board of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Miscellaneous - Code of Business Conduct and Ethics" in the Company's definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders is incorporated herein by reference. Certain information relating to the Company's executive officers is included in Part I of this Form 10-K under "Executive Officers of the Registrant."

ITEM  11.     EXECUTIVE  COMPENSATION

The information included under the captions "Compensation of Directors", "Compensation of Executive Officers", "Summary Compensation Table", "Options/SAR Grants in Last Fiscal Year", "Aggregated Option Exercises in Fiscal 2004 and Fiscal Year End Option Values", "Long Term Incentive Plans - Awards in Last Fiscal Year", "Report of the Compensation Committee", and "Company Performance" in the Company's definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
              MANAGEMENT

The information contained under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The information included in Appendix A in the Company's definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV.



ITEM  15.     EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

(a)     Documents  filed  as  a  part  of  this  report:
        -----------------------------------------------

          1.     Financial  Statements.      The  following table sets forth the
                 ----------------------
financial  statements  filed  as  a  part  of  this  report:

               Consolidated Statements of Financial Position at September 29, 2004 and September 24, 2003

               For the years ended September 29, 2004, September 24, 2003 and September 25, 2002:
                     Consolidated  Statements  of  Earnings
                     Consolidated  Statements  of  Cash  Flows
                     Consolidated  Statements  of  Shareholders'  Equity
                     Notes  to  Consolidated  Financial  Statements

               Reports  of  Independent  Registered  Public  Accounting  Firms

          2.     Financial  Statement  Schedules.
                 --------------------------------

               All schedules for the years ended September 29, 2004, September 24, 2003 and September 25, 2002 have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

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

3.02     Restated  Bylaws  of  The Steak n Shake Company, as amended, dated July
         6,  2004.

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

4.08 Amendment No. 2 dated May 21, 2003 to the Amended and Restated Note Purchase and Private Shelf Agreement dated September 20, 2002. (Incorporated by reference to Exhibit 10.16 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
         April 9, 2003)

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

4.10 Amendment No. 3 dated September 17, 2003 to the Amended and Restated Note Purchase and Private Shelf Agreement dated September 20, 2002.

10.01* Letter from the Registrant to Alan B. Gilman dated June 27, 1992. (Incorporated by reference to Exhibit 19.13 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

10.02* Retirement Agreement by and between S. Sue Aramian and the Registrant dated August 15, 2001. (Incorporated by reference to Exhibit
         10.05 to the Registrant's Annual Report on Form 10-K for the year ended September 26, 2001).

10.03* Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

10.04* Consolidated Products, Inc. 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

10.05* Amendment No. 1 to The Steak n Shake Company's (formerly Consolidated Products, Inc.) 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 19, 2001 related to the 2002 Annual Meeting of Shareholders).

10.06* Form of option agreement related to 2000 Non-employee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 5, 2000).

10.07* Form of option agreement related to 2002 Non-employee Director Stock Option Program and schedule relating thereto.(Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 19, 2001).

10.08* The Steak n Shake Company Incentive Bonus Plan approved by the Company's Board of Directors on February 12, 2003. (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2003).

10.09* The Steak n Shake Company's 2003 Director Stock Option Plan (Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended September 24,
         2003).

10.10* Letter from Registrant to Peter Dunn dated July 25, 2002. (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended September 24, 2003).

10.11* The Steak n Shake Company Amended and Restated 1997 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 19, 2003 related to the 2004 Annual Meeting of Shareholders).

10.12* The Steak n Shake Company 2004 Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 19, 2003 related to the 2004 Annual Meeting of Shareholders).

10.13*   Form  of  The  Steak  n  Shake Company Capital Appreciation Agreement.

10.14*   Form  of  The  Steak  n  Shake  Company  Stock  Option  Agreement.

13.01 Portions of the Annual Report to Shareholders for the Year Ended September 29, 2004 incorporated by reference into this Form 10-K

14.01 The Steak n Shake Company Conflicts of Interest and Standards of Business Ethics Policy. (Incorporated by reference to Exhibit
         14.01 to the Registrant's Annual Report on Form 10-K for the year ended September 24, 2003).

21.01    Subsidiaries  of  the  Registrant.

23.01 Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

23.02    Consent  of  Independent  Registered  Public  Accounting Firm, Ernst &
         Young  LLP.

31.01    Rule  13(a)-14(a)/15d-14(a)  Certification of Chief Executive Officer.

31.02    Rule  13(a)-14(a)/15d-14(a)  Certification of Chief Financial Officer.

32.01    Section  1350  Certifications.


* Indicates management contract or compensatory plans or arrangements required to be filed as an Exhibit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 3, 2004.


                                 THE  STEAK  N  SHAKE  COMPANY

                                 By:  /s/  Jeffrey  A.  Blade
                                      ------------------------

                                           Jeffrey  A.  Blade

                                   Senior  Vice  President  and
                                   Chief  Financial  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 3, 2004.



/s/ Jeffrey A. Blade. . .  Senior Vice President and Chief Financial Officer
-------------------------
Jeffrey A. Blade. . . . .  (Principal Financial Officer and Principal Accounting Officer)

/s/ Peter M. Dunn . . . .  Chief Executive Officer and Director
-------------------------
Peter M. Dunn . . . . . .  (Principal Executive Officer)

/s/ Alan B. Gilman. . . .  Chairman and Director
-------------------------
Alan B. Gilman

/s/ Stephen Goldsmith . .  Director
-------------------------
Stephen Goldsmith

/s/ Wayne L. Kelley . . .  Director
-------------------------
Wayne L. Kelley

/s/ Charles E. Lanham . .  Director
-------------------------
Charles E. Lanham

/s/ Ruth J. Person. . . .  Director
-------------------------
Ruth J. Person

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

      3.02 Restated Bylaws of The Steak n Shake Company, as amended, dated July 16, 2004.

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

     10.03*      Consolidated  Products,  Inc.  1995 Employee Stock Option
         Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

     10.04*      Consolidated Products, Inc. 1997 Employee Stock Option Plan.
(Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

     10.05*      Amendment  No.  1  to  The  Steak n Shake Company's (formerly
Consolidated Products, Inc.) 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 19, 2001 related to the 2002 Annual Meeting of Shareholders).

     10.06* Form of option agreement related to 2000 Non-employee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 5, 2000).

     10.07* From of option agreement related to 2002 Non-employee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter  ended  December  19,  2001).

     10.08* The Steak n Shake Company Incentive Plan approved by the Company's Board of Directors on February 12, 2003. (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the fiscal Quarter ended April 9, 2003).

     10.09* The Steak n Shake Company's 2003 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended September 24, 2003).

     10.10* Letter from Registrant to Peter Dunn dated July 25, 2002. (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended September 24, 2003).

     10.11* The Steak n Shake Company Amended and Restated 1997 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 19, 2003 related to the 2004 Annual Meeting of Shareholders).

     10.12* The Steak n Shake Company 2004 Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 19, 2003 related to the 2004 Annual Meeting of Shareholders).

     10.13*      Form  of  The  Steak  n Shake Company Capital Appreciation
Agreement.

     10.14*      Form  of The Steak n Shake Company Stock Option Agreement.

(11)             No  exhibit.

(12)             No  exhibit.

(13) 13.01       Portions  of  the  Annual Report to Shareholders for the
Year  Ended  September  29,  2004 incorporated by reference into this Form 10-K.

(14) 14.01       The  Steak  n  Shake  Company  Conflicts of Interest and
Standards  of  Business  Ethics  Policy.  (Incorporated  by reference to Exhibit
14.01  to  the  Registrant's  Annual  Report  on  Form  10-K  for the year ended
September  24,  2003).

(18)             No  exhibit.

(21) 21.01       Subsidiaries  of  the  Registrant.

(22)             No  exhibit.

(23) 23.01       Consent  of  Independent  Registered  Public  Accounting
Firm,  Deloitte  &  Touche  LLP.

     23.02 Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

(24)             No  exhibit.

(27)             No  exhibit.

(31) 31.01       Rule  13(a)-14(a)/15d-14(a)  Certification  of  Chief
Executive  Officer.

     32.02       Rule  13(a)-14(a)/15d-14(a)  Certification  of  Chief
                 Financial Officer.

(32) 32.01       Section  1350  Certifications.


* Indicates management contracts or compensatory plans or arrangements required to be filed as an Exhibit.

EXHIBIT 13.01 - ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED SEPTEMBER 29, 2004



SELECTED  FINANCIAL  AND  OPERATING  DATA  (UNAUDITED)
The  Steak  n  Shake  Company
(All  dollar  amounts  in  thousands,  except  per  share  data)

                                                  2004       2003       2002      2001       2000
                                                --------  ----------  --------  --------  -----------
Statement of Earnings Data :
   Revenues. . . . . . . . . . . . . . . . . .  $553,692  $ 499,104   $459,014  $445,191  $  406,047
Earnings from continuing operations. . . . . .    27,662   20,939(1)    23,089    20,796      21,467
Discontinued operations. . . . . . . . . . . .         -          -          -         -   (3,715)(2)
Net earnings . . . . . . . . . . . . . . . . .  $ 27,662  $  20,939   $ 23,089  $ 20,796  $   17,752
                                                --------  ----------  --------  --------  -----------

Per Share Data:
   Basic Earnings Per Common  Share:
     Continuing operations . . . . . . . . . .  $   1.01  $     .78   $    .83  $    .72  $      .73
     Discontinued operations . . . . . . . . .         -          -          -         -    (.13) (2)
     Basic earnings per share. . . . . . . . .  $   1.01  $     .78   $    .83  $    .72  $      .60
                                                --------  ----------  --------  --------  -----------

Diluted Earnings Per Common and
Common Equivalent Share:
     Continuing operations . . . . . . . . . .  $   1.00  $     .77   $    .83  $    .72  $      .73
     Discontinued operations . . . . . . . . .         -          -          -         -    (.13) (2)
   Diluted earnings per share. . . . . . . . .  $   1.00  $     .77   $    .83  $    .72  $      .60
                                                --------  ----------  --------  --------  -----------

Basic Weighted Average Shares (in thousands) .    27,385     27,010     27,814    28,707      29,263
Diluted Weighted Average
   Shares and Share Equivalents (in thousands)    27,711     27,110     27,986    28,716      29,339

Statement of Financial Position Data:
   Total assets. . . . . . . . . . . . . . . .  $433,463  $ 414,636   $395,895  $371,415  $  346,375
   Long-term debt:
     Obligations under leases. . . . . . . . .   141,972    145,125    148,531   135,916     113,441
     Revolving line of credit. . . . . . . . .         -          -          -         -      12,695
     Senior notes. . . . . . . . . . . . . . .     9,429     16,203     24,419    28,379      25,522
   Shareholders' equity. . . . . . . . . . . .  $219,715  $ 188,615   $167,055  $162,004  $  149,316



SELECTED  FINANCIAL  AND  OPERATING  DATA  (UNAUDITED)
The  Steak  n  Shake  Company


                          2004    2003    2002    2001    2000
                         ------  ------  ------  ------  ------
Other Data: (3)
Number of Restaurants:
   Company-owned. . . .     365     356     348     332     313
   Franchised . . . . .      60      57      56      56      54
                         ------  ------  ------  ------  ------
                            425     413     404     388     367

Number of Employees . .  20,000  20,000  20,000  19,000  18,000
Number of Shareholders.  13,500  13,500  12,500  11,500  12,000





(1) In 2003, the Company recorded a charge of $5,200 ($3,360 net of income taxes or $.13 per diluted share) related to the disposal of nine under-performing restaurants.
(2) In 2000, the Company recorded a charge for the loss on disposal of discontinued operations of the Specialty Restaurant segment of $3,715 ($2,400 net of income taxes or $.08 per diluted share).
(3) Data presented is not required by generally accepted accounting principles but provides an important measure of Company performance.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
The  Steak  n  Shake  Company
(Years ended September 29, 2004, September 24, 2003 and September 25, 2002) (Amounts in $000s, except per share data)

In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

For an understanding of the significant factors that influenced the performance of the Company during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and related notes found elsewhere in this Annual Report.

OVERVIEW

The Steak n Shake Company reported higher revenues, net income and diluted earnings per share in the year ended September 29, 2004 as compared to the prior year. The Company's revenues increased by 10.9% to $553,692 compared to $499,104 for the same period last year. Net earnings increased 32.1% to $27,662 from $20,939 in the prior year, while diluted earnings per share increased to $1.00 from $0.77 (prior year period included a $3,400 charge, net of tax, or $.13 per dilute share, for closing nine underperforming restaurants).

The key to the Company's revenue growth was a 7.7% increase in same store sales (excluding the impact of an additional week in fiscal 2004). The same store sales growth is primarily attributable to increasing guest counts by 3.9% and a higher average check of 3.8%, which was aided by a 2.9% menu price increase. These sales gains helped offset higher food costs in beef, poultry, and dairy products.

Management continues to focus on five key operating strategies that are linked in a "virtuous cycle" which include: developing effective field leaders; improving associate satisfaction and training; growing guest counts; improving margins; and expanding the brand. Management believes that these efforts are the key factors driving seven consecutive quarters of positive same store sales. For fiscal year 2005, the Company anticipates opening 18-24 new Company-owned restaurants and diluted earnings per share in the range of $1.08 - $1.11.

The Company has a 52/53 week fiscal year ending on the last Wednesday in September. Fiscal year 2004, which ended on September 29, 2004, contained 53 weeks while fiscal years 2003 and 2002, which ended on September 24, 2003 and September 25, 2002, respectively, each contained 52 weeks.

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

Property  and  Equipment
     Property and equipment are recorded at cost with depreciation and amortization being recognized on the straight-line method over the estimated useful lives of the assets (15 to 25 years for building and land improvements, 3 to 10 years for equipment, and the shorter of the estimated useful life or the lease term for leasehold improvements). The Company reviews its restaurants for impairment on a restaurant-by-restaurant basis when events or circumstances indicate a possible impairment. The Company tests for impairment by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset. If the total estimated future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss is recognized in earnings. Because depreciation and amortization expense is based upon useful lives of assets and the net salvage value at the end of their lives, significant judgment is required in estimating this expense. Additionally, the future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were to be sold, and other financial and economic assumptions. Accordingly, management believes that accounting estimates related to property and equipment are critical.

Insurance  Reserves
     The Company self-insures a significant portion of expected losses under its workers' compensation, general liability, and auto liability insurance programs. The Company purchases reinsurance for individual and aggregate claims that exceed predetermined limits. The Company records a liability for all unresolved claims and its estimate of incurred but not reported ("IBNR") claims at the anticipated cost to the Company. The liability estimate is based on information received from insurance companies, combined with management's judgments regarding frequency and severity of claims, claims development history, and settlement practices. Significant judgment is required to estimate IBNR claims as parties have yet to assert a claim and therefore the degree to which injuries have been incurred, and the related costs, have not yet been determined. Additionally, estimates about future costs involve significant judgment regarding legislation, case jurisdictions and other matters. Accordingly, management believes that estimates related to self-insurance reserves are critical. The Company's reserve for self-insured liabilities at September 29, 2004 and September 24, 2003 was $4,298 and $3,519, respectively. If the Company were to change its assumptions used in estimating the reserve by 10%, the impact on net earnings would be approximately $724 of additional expense.

Income  Taxes
     The Company records deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Management records deferred tax assets to the extent it believes there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, management would record a valuation allowance against the unrealizable amount, and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. Management must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, management believes estimates related to income taxes are critical. Based on 2004 results, a change of 1% in the annual effective tax rate would have an impact of $425 on net earnings.


RESULTS  OF  OPERATIONS
     In the following table is set forth the percentage relationship to total revenues, unless otherwise noted, of items included in the Company's consolidated statements of earnings for the periods indicated:



                                         2004     2003     2002
                                        -------  -------  -------
Revenues
     Net sales . . . . . . . . . . . .    99.2%    99.2%    99.2%
     Franchise fees. . . . . . . . . .      .8       .8       .8
                                         100.0    100.0    100.0
                                        -------  -------  -------
Costs and Expenses
     Cost of sales . . . . . . . . . .  23.6(1)  22.9(1)  23.1(1)
     Restaurant operating costs. . . .  49.2(1)  49.6(1)  48.8(1)
     General and administrative. . . .     7.7      7.6      7.5
     Depreciation and amortization . .     4.5      4.8      5.0
     Marketing . . . . . . . . . . . .     4.2      3.8      3.5
     Interest. . . . . . . . . . . . .     2.3      2.7      2.9
     Rent. . . . . . . . . . . . . . .     1.6      1.7      1.8
     Provision for restaurant closings     (.1)     1.0        -
     Pre-opening costs . . . . . . . .      .4       .4       .5
     Other income, net . . . . . . . .     (.4)     (.4)     (.4)
                                        -------  -------  -------

Earnings Before Income Taxes . . . . .     7.7      6.5      7.8

Income Taxes . . . . . . . . . . . . .     2.7      2.3      2.8
                                        -------  -------  -------

Net Earnings . . . . . . . . . . . . .     5.0%     4.2%     5.0%
                                        -------  -------  -------

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.


(Amounts  in  $000s)
YEAR  ENDED  SEPTEMBER  29,  2004  TO  YEAR  ENDED  SEPTEMBER  24,  2003

Revenues
     Net sales increased $53,853 (10.9%) to $549,130, due to a 7.7% increase in same store sales and an additional week in the current year which netted $9,500 in incremental sales. The increase in same store sales is due to increased customer counts of 3.9% and increased check average of 3.8%. The increase in same store sales is attributed to increased television advertising spending in select markets as well as gains from new menu items such as the Side-by-Side Milk Shakes. The increase in check average resulted primarily from a 2.9% weighted average menu price increase compared to the prior year. The Company had 365 Company-owned Steak n Shake restaurants operating at September 29, 2004, compared to 356 at September 24, 2003.

Costs  and  Expenses
     Cost of sales increased $15,962 (14.1%) to $129,458 due to the increase in net sales and higher food commodity prices. As a percentage of net sales, cost of sales increased from 22.9% to 23.6%. The increase as a percentage of net sales is attributable to increased commodity prices for beef, dairy products, and chicken compared to the prior year.

      Restaurant operating costs increased $24,533 (10.0%) to $270,057 due to increased sales and the opening of 16 new Company-owned restaurants. As a percentage of net sales, restaurant operating costs decreased to 49.2%, compared to 49.6% for the prior year. The decrease as a percentage of net sales is primarily attributed to improved labor utilization and higher sales volumes, compared to the prior year.

     General and administrative expenses increased $4,455 (11.8%) to $42,364, and as a percentage of revenue increased from 7.6% to 7.7%. The overall increase in general and administrative expenses reflected increased investments of $1,600 in consumer research, new product development and guest satisfaction, combined with an additional $900 in legal and professional fees. Also impacting the increase was a $700 non-recurring gain on sale of property in 2003.

     Depreciation and amortization expense increased $540 (2.2%) to $24,710. The increase is primarily due to the opening of 16 Company-owned restaurants in the current year.

     Marketing expense increased $4,250 (22.5%) to $23,106, principally as a result of adding 16 new television markets in the current year. Over 90% of our restaurants are now supported by television advertising.

     Interest expense decreased $559 (4.2%) to $12,832 due to a decline in weighted average borrowings outstanding from principal repayments on long-term debt and capital lease obligations of $11,737 during the year.

     Rent expense increased $603 (7.3%) to $8,912 as a result of increased percentage rents over the prior year due to increased net sales.

     The Company recorded a reduction in its provision for restaurant closings of $394 during the current year as proceeds from the disposal of restaurants exceeded previous estimates.

     Pre-opening costs increased $209 (11.1%) to $2,098 as the Company opened 16 Company-owned restaurants in the current year compared to 13 new openings in the prior year.

     Other income, net decreased $66 (3.2%) to $1,998 due to reduced interest income from lower cash and investment balances than the prior year.

Income  Taxes
     The Company's effective income tax rate decreased from 35.4% in the prior year to 35.0% in the current year. The change in the effective rate is primarily due to increased WOTC and FICA tax credits and lower state income taxes.


YEAR  ENDED  SEPTEMBER  24,  2003  TO  YEAR  ENDED  SEPTEMBER  25,  2002

Revenues
     Net sales increased $39,918 (8.8%) to $495,277, due to a 4.9% increase in same-store sales, coupled with the opening of thirteen new Company-owned restaurants. The strong sales growth is mainly attributable to system-wide acceptance of credit cards in the first quarter, increased television and promotional marketing throughout the year, and the introduction of three new shake flavors in the third quarter. These efforts had the effect of increasing customer counts by 2.8% and check average by 2.0%. The increased check average was also partially caused by a 1.3% weighted-average menu price increase. The Company had 356 Company-owned Steak n Shake restaurants operating at September 24, 2003, compared to 348 at September 25, 2002.

Costs  and  Expenses
     Cost of sales increased $8,171 (7.8%) to $113,496 primarily due to the increase in net sales. As a percentage of net sales, cost of sales decreased to 22.9% from 23.1% based on menu price increases and decreases in dairy product costs compared to 2002.

     Restaurant operating costs increased $23,090 (10.4%) to $245,524 due to increased sales and opening of new restaurants. As a percentage of net sales, restaurant operating costs increased to 49.6% from 48.8% as credit card processing fees were incurred in 2003, but not in 2002. Additionally, market conditions caused the Company's property taxes and insurance premiums to increase 16.3%.

     General and administrative expenses increased $3,694 (10.8%) to $37,909 in 2003, and as a percentage of revenue increased to 7.6% in 2003 from 7.5% in 2002. This increase in general and administrative expenses is attributable to increased staffing and training to support new and growing markets, and incremental investments in consumer research, mystery shopping, and training.

     Depreciation and amortization expense increased $1,075 (4.7%) to $24,170 primarily from property and equipment additions due to opening thirteen new Company-owned restaurants in 2003.

     Marketing expense increased $2,794 (17.4%) to $18,856, and as a percentage of revenue increased to 3.8% from 3.5% in 2002. This increase is primarily attributable to additional television marketing in several key Midwestern and Southeastern markets, combined with increased promotional marketing.

     Interest expense decreased $681 (4.8%) to $13,391 due to principal repayments on long-term debt and capital leases of $7,214 during 2003.

     Rent expense increased $901 (12.2%) to $8,309 as increased sales resulted in higher percentage rent payments.

     The provision for restaurant closings of $5,200 relates to the decision to dispose of nine under-performing units in 2003.

     Pre-opening costs in 2003 were $323 less than 2002 as thirteen Company-owned restaurants were opened in 2003, compared to sixteen new restaurants in 2002.

     Other income, net increased $211 (11.4%) over 2002 to $2,064 primarily due to increased interest income on higher average investment balances in 2003.

Income  Taxes
     The Company's effective tax rate decreased to 35.4% in 2003 from 35.9% in 2002 primarily due to lower state income taxes.


RESTAURANT  CLOSINGS
     During 2003, the Company identified nine under-performing restaurants for disposal and recorded a charge of $5,200 ($3,360 net of income taxes, or $.13 per diluted share). Included in the charge was a write-down of related property and equipment to its estimated fair value, lease termination costs, and closing costs. During 2004, the Company recorded a reduction in this provision of $394 as proceeds from disposal of restaurants exceeded previous estimates. The Company is currently seeking buyers for the remaining four properties, and anticipates completing the disposal of the properties within the next six to nine months. The Company does not anticipate any significant additional future payments related to the store closings, other than the amounts accrued.

EFFECTS  OF  GOVERNMENTAL  REGULATIONS  AND  INFLATION
     Most Steak n Shake employees are paid hourly rates related to federal and state minimum wage laws. Any increase in the legal minimum wage would directly increase our operating costs. We are also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions, and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase our operating costs. In addition, we are subject to franchise registration requirements and certain related federal and state laws regarding franchise operations. Any changes in these laws could affect our ability to attract and retain franchisees.

      Inflation in food, labor, fringe benefits and other operating costs directly affect our operations. Our results of operations have not been significantly affected by inflation during the last three fiscal years.

LIQUIDITY  AND  CAPITAL  RESOURCES
     The Company generated $47,390 in cash flows from operations during 2004, primarily due to $27,662 in net earnings and depreciation and amortization charges of $24,710. Increases in receivables, inventories and other assets, due to an increased restaurant base, offset $5,079 of the net income and depreciation and amortization amounts. Cash flows from operations in 2003 were primarily due to $20,939 in net earnings, depreciation and amortization charges of $24,170, and a non-cash charge for restaurant closings of $5,200. Modest increases in receivables, inventories and other assets were offset by similar increases in accounts payable and accrued liabilities, most of which is attributable to the increase in Company-owned restaurants over 2002 and timing of vendor and tax payments.

     Net cash used in investing activities of $38,016 during 2004 resulted from capital expenditures of $46,278, offset by proceeds from the sale of long-term investments of $5,095 and proceeds from disposals of $2,684. The capital expenditures included the cost of sixteen new and two remodeled restaurants. Net cash used in investing activities in 2003 totaled $24,413. Capital expenditures of $30,707 resulted primarily from the opening of thirteen new, three rebuilt, and two relocated restaurants offset by proceeds from long-term investments of $5,000 and proceeds from disposals of $1,632. The Company expects to open eighteen to twenty-four Company-owned Steak n Shake restaurants during 2005 at an average cost of approximately $2,000, which includes the land, site improvements, building, and equipment. Additionally, the Company plans to rebuild or replace several existing restaurants. The new store openings will allow the Company to continue its expansion in newer markets such as Texas, while also further penetrating existing markets in the Midwest and Florida. This level of expansion will allow the Company to grow the business in a controlled manner while still focusing on improving each and every guest experience. The Company intends to fund future capital expenditures and meet its working capital needs by using existing cash and investments and anticipated cash flows from operations in addition to its borrowing facilities.

    On  November  5,  2004,  the  Company  entered into an agreement to purchase
Kelley Restaurants, Inc. for approximately $17,500. Kelley Restaurants, Inc. operates 16 Steak n Shake restaurants in the Atlanta, Georgia and Charlotte, North Carolina markets. The transaction is anticipated to close at the end of December 2004, and will be funded by existing cash and investments.

     As of September 29, 2004, the Company had outstanding borrowings of $16,204 under its Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement") and $75,000 of additional borrowing capacity available. Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. At September 24, 2003 the Company had outstanding borrowings of $24,418.

     The Company also maintains a $30,000 Revolving Credit Agreement ("Revolving Credit Agreement") that bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company, and matures in January 2005. The Company is currently negotiating with several banks to obtain a new revolving line of credit with similar provisions, and anticipates completing the negotiations prior to the expiration of the existing facility in January 2005. There were no borrowings under the Revolving Credit Agreement at September 29, 2004 and September 24, 2003, but the Company had $3,022 in standby letters of credit outstanding at September 29, 2004. The Company's debt agreements contain restrictions, which, among other things, require the Company to maintain certain financial ratios. During 2004 and 2003, the Company was in compliance with the covenants, and anticipates compliance in future periods based on anticipated earnings and debt repayments terms.


CONTRACTUAL  OBLIGATIONS

     The Company's significant contractual obligations and commitments as of September 29, 2004 are shown in the following table.



                                                                     PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS                       LESS THAN 1 YEAR     1-3 YEARS  3-5 YEARS  MORE THAN 5 YEARS       TOTAL
Long-term debt(1)                                  $ 7,967          $ 7,345     $ 2,761       $    773         $  18,846
Capital leases and finance obligations(1)           15,749           30,826      30,405        113,094           190,074
Operating leases                                     7,292           14,374      13,307         32,788            67,761
Purchase commitments (2)                             3,289                -           -              -                -
                                                   -------          -------     -------       --------          --------
Total                                              $34,297          $52,545     $46,473       $146,655          $279,970
                                                   =======          =======     =======       ========          ========



(1)  Payments  included  principal  and  interest.
(2) Primarily represents cost of sales components in which minimum volume is defined in contract terms.

RISKS  ASSOCIATED  WITH  FORWARD-LOOKING  STATEMENTS
     Certain statements in this report and in other reports and proxy statements the Company files with the SEC contain forward-looking information. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management's current expectations regarding future events and use words such as "anticipate", "believe", "expect", "may", "will", and other similar terminology. These statements speak only as of the date they are made and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Several factors, many beyond our control, could cause actual results to differ materially from our expectations. Some of these factors are as follows:


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

     Many of our restaurants are located in the Midwest and Southeast portions of the United States. During the first and second fiscal quarters, many restaurants may face harsh winter weather conditions in the Midwest. During the first and fourth fiscal quarters, many restaurants in the Southeast may face harsh weather associated with hurricanes or tropical storms. These harsh weather conditions may make it more difficult for guests to visit our restaurants, or may necessitate the closure of our restaurants for a period of time. If guests are unable to visit our restaurants, our sales and operating results may be negatively affected.

     Our associates are essential to the operation of our restaurants and our ability to deliver an enjoyable dining experience to our guests. If we are unable to attract and retain enough qualified restaurant personnel at a reasonable cost, and if they do not deliver an enjoyable dining experience, our results may be negatively affected.

     Our menu offerings include STEAKBURGER sandwiches, chicken sandwiches, french fries, and hand-dipped Milk Shakes. If consumer tastes change and we are unable to meet these changes in demand, our results may be negatively affected.

     Our menu offerings include beef, poultry, and dairy products. If concerns or negative publicity arise surrounding food safety or food-borne illnesses, consumer behavior may change related to our products, and our sales and operating results may be negatively affected.

     A significant component of our costs is related to food commodities. If there is a substantial increase in food commodity prices, and we are unable to offset those increases with changes in our menu prices, our results may be negatively affected.

     Our expansion plans are based on identifying opportunities for new restaurants in new and existing markets. Our plans also involve identifying new franchisees and expanding relationships with current franchisees. If the Company and its franchisees are unable to locate suitable sites for new restaurants, negotiate acceptable lease or purchase terms, and meet construction schedules, our expansion plans may be negatively affected.

     Many of our associates are paid wages that relate to federal and state minimum wage rates. Any increases in minimum wage rates may significantly increase our restaurant operating costs.

     Changes  in  accounting  standards  promulgated by the Financial Accounting
Standards  Board,  the  Securities  and  Exchange  Commission,  and the American
Institute of Certified Public Accountants may affect our reported financial results.






The foregoing list of important factors is not intended to be all-inclusive as other general market, industry, economic, and political factors, terrorist acts, weather and other acts of God may also impact our operations. Readers are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this report, as we assume no obligation to update forward-looking statements.





FINANCIAL  STATEMENTS  AND  SCHEDULES





CONSOLIDATED STATEMENTS OF EARNINGS
---------------------------------------------------------------------------
The Steak n Shake Company
(Years ended September 29, 2004, September 24, 2003 and September 25, 2002)
(Amounts in $000s except share and per share data)
                                                                                 2004          2003          2002
(53 weeks)    (52 weeks)    (52 weeks)
-----------  ------------  ------------
Revenues:
   Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   549,130   $   495,277   $   455,359
   Franchise fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,562         3,827         3,655
                                                                             ------------  ------------  ------------
      Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .      553,692       499,104       459,014

Costs and Expenses:
   Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      129,458       113,496       105,325
   Restaurant operating costs . . . . . . . . . . . . . . . . . . . . . . .      270,057       245,524       222,434
   General and administrative . . . . . . . . . . . . . . . . . . . . . . .       42,364        37,909        34,215
   Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .       24,710        24,170        23,095
   Marketing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,106        18,856        16,062
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,832        13,391        14,072
   Rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,912         8,309         7,408
   Provision for restaurant closings. . . . . . . . . . . . . . . . . . . .         (394)        5,200             -
   Pre-opening costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,098         1,889         2,212
   Other income, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,998)       (2,064)       (1,853)
                                                                             ------------  ------------  ------------
      Total costs and expenses. . . . . . . . . . . . . . . . . . . . . . .      511,145       466,680       422,970
                                                                             ------------  ------------  ------------

Earnings Before Income Taxes. . . . . . . . . . . . . . . . . . . . . . . .       42,547        32,424        36,044

Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,885        11,485        12,955
                                                                             ------------  ------------  ------------
Net Earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    27,662   $    20,939   $    23,089
                                                                             ============  ============  ============

Basic Earnings Per Common and
   Common Equivalent Share. . . . . . . . . . . . . . . . . . . . . . . . .  $      1.01   $       .78   $       .83
Diluted Earnings Per Common and
   Common Equivalent Share. . . . . . . . . . . . . . . . . . . . . . . . .  $      1.00   $       .77   $       .83

Weighted Average Shares and Equivalents:
   Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27,385,447    27,010,024    27,814,482
   Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27,710,643    27,110,065    27,985,911

See accompanying notes.




CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
The Steak n Shake Company
(September 29, 2004 and September 24, 2003)
(Amounts in $000s except share and per share data)
                                                                                2004        2003
                                                                           ----------  ----------
Assets:
  Current Assets
      Cash, including cash equivalents of $23,590 in 2004
         and $22,975 in 2003 . . . . . . . . . . . . .. . . . . . . . . .  $  25,150   $  24,795
      Short-term investments. . . . . . . . . . . . . . . . . . . . . . .        466         949
      Receivables, net. . . . . . . . . . . . . . . . . . . . . . . . . .      4,123       3,471
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,204       5,757
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .      2,755       2,470
      Assets held for sale. . . . . . . . . . . . . . . . . . . . . . . .      1,756           -
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . .      4,946       1,814
                                                                           ----------  ----------
            Total current assets. . . . . . . . . . . . . . . . . . . . .     45,400      39,256
                                                                           ----------  ----------

Property and Equipment
      Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    144,818     134,779
      Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    145,101     137,399
      Land and leasehold improvements . . . . . . . . . . . . . . . . . .     95,234      91,793
      Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    153,409     142,195
      Construction in progress. . . . . . . . . . . . . . . . . . . . . .     11,048       8,274
                                                                           ----------  ----------
                                                                             549,610     514,440
      Less accumulated depreciation and amortization. . . . . . . . . . .   (166,742)   (149,840)
                                                                           ----------  ----------
      Net property and equipment. . . . . . . . . . . . . . . . . . . . .    382,868     364,600
                                                                           ----------  ----------
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,195      10,780
                                                                           ----------  ----------
            Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $ 433,463   $ 414,636
                                                                           ==========  ==========
Liabilities and Shareholders' Equity:
  Current Liabilities
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $  18,563   $  17,461
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     29,872      32,718
      Current portion of senior note. . . . . . . . . . . . . . . . . . .      6,775       8,215
      Current portion of obligations under leases . . . . . . . . . . . .      3,730       3,401
                                                                           ----------  ----------
            Total current liabilities . . . . . . . . . . . . . . . . . .     58,940      61,795
                                                                           ----------  ----------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      3,391       2,876
Deferred Credits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16          22
Obligations Under Leases. . . . . . . . . . . . . . . . . . . . . . . . .    141,972     145,125
Senior Note . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,429      16,203

Commitments and Contingencies
Shareholders' Equity:
   Common stock - $.50 stated value, 50,000,000 shares
     authorized - shares issued: 30,332,839 in 2004
     and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,166      15,166
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .    123,787     123,180
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .    115,776      88,114
Less: Unamortized value of restricted shares. . . . . . . . . . . . . . .     (1,393)       (195)
    Treasury stock - at cost: 2,846,560 shares in 2004;
    3,264,165 shares in 2003. . . . . . . . . . . . . . . . . . . . . . .    (33,621)    (37,650)
                                                                           ----------  ----------
Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . .    219,715     188,615
                                                                           ----------  ----------
            Total liabilities and shareholders'equity . . . . . . . . . .  $ 433,463   $ 414,636
                                                                           ==========  ==========
See accompanying notes.






CONSOLIDATED STATEMENTS OF CASH FLOWS
The Steak n Shake Company
(Years ended September 29, 2004, September 24, 2003 and September 25, 2002)
(Amounts in $000s)
                                                                                2004         2003        2002
                                                                             (53 Weeks)   (52 Weeks)   (52 Weeks)
-----------  -----------  -----------
Operating Activities:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   27,662   $   20,939   $ 23,089
   Adjustments to reconcile net earnings
   to net cash provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .      24,710       24,170     23,095
     Provision for deferred income taxes. . . . . . . . . . . . . . . . . .         230       (1,892)    (1,297)
     Provision for restaurant closings. . . . . . . . . . . . . . . . . . .        (394)       5,200          -
     (Gain) loss on disposal of property. . . . . . . . . . . . . . . . . .         732         (457)       289
     Changes in receivables and inventories . . . . . . . . . . . . . . . .      (1,099)      (1,067)     2,116
     Changes in other assets. . . . . . . . . . . . . . . . . . . . . . . .      (3,980)      (2,443)    (1,501)
     Changes in accounts payable and accrued expenses . . . . . . . . . . .        (471)       6,253      9,224
                                                                             -----------  -----------  ---------
  Net cash provided by operating activities . . . . . . . . . . . . . . . .      47,390       50,703     55,015
                                                                             -----------  -----------  ---------

Investing Activities:
  Additions of property and equipment . . . . . . . . . . . . . . . . . . .     (46,278)     (30,707)   (41,351)
  Proceeds from property and equipment disposals. . . . . . . . . . . . . .       2,684        1,632      2,352
  Proceeds from sale of short-term investments. . . . . . . . . . . . . . .       1,104          171      9,270
  Purchase of short-term investments. . . . . . . . . . . . . . . . . . . .        (621)        (509)    (6,380)
  Purchase of long-term investments . . . . . . . . . . . . . . . . . . . .           -            -    (10,000)
  Proceeds from long-term investments called or sold. . . . . . . . . . . .       5,095        5,000          -
                                                                             -----------  -----------  ---------
  Net cash used in investing activities . . . . . . . . . . . . . . . . . .     (38,016)     (24,413)   (46,109)
                                                                             -----------  -----------  ---------

Financing Activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (8,215)      (3,960)    (3,960)
  Proceeds from equipment and property leases . . . . . . . . . . . . . . .         600            -     13,511
  Principal payments on lease obligations . . . . . . . . . . . . . . . . .      (3,522)      (3,254)    (3,358)
  Proceeds from exercise of stock options . . . . . . . . . . . . . . . . .         851          167        125
  Stock repurchases . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -         (989)   (19,702)
  Proceeds from employee stock purchase plan. . . . . . . . . . . . . . . .       1,267        1,255      1,049
                                                                             -----------  -----------  ---------
  Net cash used in financing activities . . . . . . . . . . . . . . . . . .      (9,019)      (6,781)   (12,335)
                                                                             -----------  -----------  ---------

Increase (Decrease) in Cash and Cash Equivalents. . . . . . . . . . . . . .         355       19,509     (3,429)
Cash and Cash Equivalents at Beginning of Year. . . . . . . . . . . . . . .      24,795        5,286      8,715
                                                                             -----------  -----------  ---------

Cash and Cash Equivalents at End of Year. . . . . . . . . . . . . . . . . .  $   25,150   $   24,795   $  5,286
                                                                             ===========  ===========  =========

See accompanying notes.







CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
---------------------------------------------------
The  Steak  n  Shake  Company
(Years ended September 29, 2004, September 24, 2003 and September 25, 2002) (Amounts in $000s except share data)

                                                                                                 Unamortized
                                                                     Additional                  Value of
                                                   Common            Paid-In     Retained        Restricted      Treasury Stock
                                                   Stock             Capital     Earnings        Shares        Shares      Amount
                                                   -----------      -----------  ---------       ----------    --------  ----------

Balance at September 26, 2001                         $15,075        $122,522     44,087         $(927)       1,982,201   $(18,752)
  Net earnings                                                                    23,089
  Shares exchanged to exercise stock options                                                                    136,556     (1,863)
  Shares reissued to exercise stock options                                                                    (229,480)     1,988
  Shares repurchased under Stock Buyback Program                                                              1,488,329    (19,702)
  Shares granted under Capital Appreciation Plan                                                   (32)          (3,000)        32
  Changes in unamortized value of shares granted
under Capital Appreciation Plan                                                            635
  Tax effect relating to stock options                                  (147)
  Shares issued for Employee Stock Purchase Plan           91            959
                                                   --------------------------------------------------------------------------------

Balance at September 25, 2002                          15,166        123,334     67,176            (324)       3,374,606   (38,297)
  Net earnings                                                                   20,939
  Shares exchanged to exercise stock options                                                                     126,577    (1,787)
  Shares reissued to exercise stock options                                                                     (168,214)    1,954
  Shares repurchased under Stock Buyback Program                                                                  98,800      (989)
  Shares granted under Capital Appreciation Plan                                                   (214)         (20,000)      214
  Changes in unamortized value of shares granted
under Capital Appreciation Plan                                                             343
  Tax effect relating to stock options                                 (154)
  Shares issued for Employee Stock Purchase Plan                                                                (147,604)    1,255
  Other                                                                              (1)
                                                   --------------------------------------------------------------------------------

Balance at September 24, 2003                           15,166       123,180      88,114           (195)       3,264,165   (37,650)
  Net earnings                                                                    27,662
  Shares exchanged to exercise stock options                                                                     173,449    (3,198)
  Shares reissued to exercise stock options                                                                     (321,267)    4,050
  Shares granted under Capital Appreciation Plan                                                (2,104)         (136,000)    2,104
  Shares forfeited under Capital Appreciation Plan                                                 194            13,000      (194)
  Changes in unamortized value of shares granted
under Capital Appreciation Plan                                                            712
  Tax effect relating to stock options                                   607
  Shares issued for Employee Stock Purchase Plan                                                                (146,787)    1,267
                                                   --------------------------------------------------------------------------------

Balance at September 29, 2004                          $15,166      $123,787    $115,776        $(1,393)        2,846,560 $(33,621)
                                                   ================================================================================

See accompanying notes.





NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
The  Steak  n  Shake  Company
(Years ended September 29, 2004, September 24, 2003 and September 25, 2002) (Amounts in $000s except share and per share data)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
DESCRIPTION  OF  BUSINESS
     The Steak n Shake Company's (the "Company") principal business is the operation, development and franchising of full service, casual dining restaurants. As of September 29, 2004, the Company operated 425 Steak n Shake restaurants, including 60 franchised restaurants, through its wholly owned subsidiary Steak n Shake Operations, Inc. The Company's business, operating and franchising Steak n Shake restaurants, constitutes a single segment pursuant to the provisions of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information.

FISCAL  YEAR
     The Company's fiscal year ends on the last Wednesday in September. Fiscal year 2004 contains 53 weeks, while fiscal years 2003 and 2002 contain 52 weeks.

PRINCIPLES  OF  CONSOLIDATION
     The consolidated financial statements of the Company include the accounts of The Steak n Shake Company (parent) and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

CASH,  CASH  EQUIVALENTS,  AND  SHORT-TERM  INVESTMENTS
     The Company's policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents primarily consist of bank repurchase agreements, U.S. Government securities, and money market accounts, all of which have maturities of three months or less. Short-term investments at September 29, 2004 and September 24, 2003 primarily consisted of commercial papers, which were available for sale. Cash equivalents and short-term investments are carried at cost, which approximates market value due to their short maturities.

RECEIVABLES
     The Company carries its accounts receivable at cost less an allowance for doubtful accounts which is based on a history of past write-offs and collections and current credit conditions. The allowance for doubtful accounts was $104 at September 29, 2004 and $121 at September 24, 2003.

INVENTORIES
     Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items and supply inventory.

ASSETS  HELD  FOR  SALE
    Assets held for sale consists of property and equipment related to the under-performing restaurants identified for disposal in 2003, and is comprised of the following: Land and Buildings - $1,546; Leasehold Improvements - $146; and Equipment - $64. Assets held for sale are reported at estimated fair value.

PROPERTY  AND  EQUIPMENT
    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the assets (15 to 25 years for buildings and land improvements, and 3 to 10 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the related leases. Interest costs associated with the construction of new restaurants are capitalized. Major improvements are also capitalized while repairs and maintenance are expensed as incurred. The Company reviews for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of assessment, assets are evaluated on a restaurant-by-restaurant basis, the lowest level for which there are identifiable cash flows. If the future undiscounted cash flows of an asset are less than the recorded value, an impairment is recorded for the difference between the carrying value and the estimated fair value of the asset.

REVENUE  RECOGNITION
    The Company records revenues from restaurant sales at the time of sale, net of discounts. Revenues from the sale of gift cards are deferred at the time of sale and recognized upon redemption of the gift cards by the customer.

FRANCHISE  FEES
     Unit franchise fees and area development fees are recorded as revenue when the related restaurant begins operations. Royalty fees based on franchise sales are recognized as revenue on the accrual basis of accounting.

INSURANCE  RESERVES
     The Company self-insures a significant portion of its expected losses under its workers' compensation, general liability, and auto liability insurance programs, and records a reserve for its estimated losses on all unresolved open claims and its estimated incurred but not reported claims at the anticipated cost to the Company.

EARNINGS  PER  SHARE
     Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share.


2004        2003        2002
                                                                                      ----------  ----------  ----------
Basic earnings per share:
  Weighted average common shares. . . . . . . . . . . . . . . . . . . . . . . . . . . 27,385,447  27,010,024  27,814,482

==========  ==========  ==========

Diluted earnings per share:
  Weighted average common shares. . . . . . . . . . . . . . . . . . . . . . . . . . . 27,385,447  27,010,024  27,814,482
  Dilutive effect of stock options. . . . . . . . . . . . . . . . . . . . . . . . .      325,196     100,041     171,429
                                                                                      ----------  ----------  ----------
  Weighted average common and incremental shares. . . . .  . . . . . . . . . . . . .  27,710,643  27,110,065  27,985,911
==========  ==========  ==========

Number of stock options excluded from the calculation
of earnings per share as the options' exercise prices
were greater than the average market price of the Company's
common stock                                                                              54,372     919,922     557,917
==========   =========   =========




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



(Amounts in $000s, except per share data)          2004      2003      2002
                                                 --------  --------  --------

Net earnings, as reported . . . . . . . . . . .  $27,662   $20,939   $23,089
Less proforma compensation expense, net of tax.   (1,483)   (1,156)   (1,588)
                                                 --------  --------  --------
Proforma net earnings . . . . . . . . . . . . .  $26,179   $19,783   $21,501
                                                 ========  ========  ========

Basic earnings per share, as reported . . . . .  $  1.01   $   .78   $   .83
Proforma basic earnings per share . . . . . . .  $   .96   $   .73   $   .77

Diluted earnings per share, as reported . . . .  $  1.00   $   .77   $   .83
Proforma diluted earnings per share . . . . . .  $   .94   $   .73   $   .77



The impact of applying FASB Statement No. 123 in this proforma disclosure is not necessarily indicative of future results.

EMPLOYEES'  401(K)  AND  PROFIT  SHARING  PLAN
     The Steak n Shake Company Employees' 401(k) and Profit Sharing Plan (the "Plan") is a defined contribution plan covering substantially all employees of the Company after they have attained age 21 and completed one year of service and allows employees to defer up to 20% of their salaries. Company profit sharing contributions to the Plan, which are subject to the discretion of the Board of Directors, amounted to $1,854 paid in for 2004, $1,858 paid in 2003, and $1,695 paid in 2002. During 2004, the Board of Directors authorized a non-discretionary Company matching contribution equal to 50% of each participants' first 6% of compensation deferred. As of September 29, 2004, the Company accrued, but had not yet paid, $677 in contributions to the Plan.

MARKETING  EXPENSES
     Advertising costs are charged to expense at the latter of the date the expenditure is incurred, or the date the promotional item is first communicated.

USE  OF  ESTIMATES
     Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

RECLASSIFICATIONS
      Certain amounts in the 2002 and 2003 financial statements have been reclassified to conform to the 2004 presentation.

2.  RESTAURANT  CLOSINGS
     During the fourth quarter of fiscal year 2003, the Company identified nine under-performing restaurants for disposal. In connection with the decision to dispose of these restaurants, the Company recorded a charge of $5,200 for property and equipment write-downs, lease termination costs, and closing costs. During fiscal year 2004, the Company disposed of five of these restaurants. Proceeds received from these disposed restaurants exceeded previous estimates by $394, resulting in an adjustment to the reserve during the year. The Company is currently seeking buyers for the remaining four properties, which are classified as assets held for sale, and anticipates completing the disposal of these properties within the next six to nine months.

     Activity  related  to  the provision for restaurant closings is as follows:





(amounts in $000's)
                          Balance at       Non-cash                           Adjustments      Balance at
September        charges          Cash charges      to estimates     September
24, 2003         during 2004      during 2004       during 2004      29, 2004
                         --------------    ------------     ---------------  -------------    ------------
Asset write-downs           $4,860        $(1,413)                -           $(389)          $3,058
Lease termination costs        225               -            $(225)             -                 -
Closing costs                  115               -              (86)             (5)              24
                           --------        --------           ------          ------          ------
  Total                     $5,200        $(1,413)            $(311)          $(394)          $3,082
                         =========        ========            ======          ======          ======





3.  OTHER  ASSETS

(amounts in $000s)                            2004            2003
                                            -------         -------
Long-term investments                           -           $ 5,001
Other assets                               $4,000             4,464
Intangible assets                           1,195             1,315
                                           ------           -------
$5,195           $10,780
                                           ======           =======



     Long-term investments consisted of U.S. Government guaranteed debt securities with a fair value of $5,293 at September 24, 2003. Gross unrealized gains on held-to-maturity securities were $292 at September 24, 2003. During 2004, the Company sold the held-to-maturity securities prior to their maturity for $5,095 and recorded a gain of $95 on the sale. Intangible assets consist of a $1,480 right to operate that is recorded at cost and is being amortized $120 per year over its estimated life of twelve years. Accumulated amortization totaled $285 at September 29, 2004 and $165 at September 24, 2003.

4.  ACCRUED  EXPENSES



(amounts in $000s)                 2004             2003
                                  ------           ------
Salaries and wages                $ 6,831          $10,329
Taxes payable                      13,041           12,309
Insurance accruals                  4,298            3,519
Other                               5,702            6,561
                                  -------          -------
                                  $29,872          $32,718
                                  =======          =======

======

5.  INCOME  TAXES

 The  components  of  the provision for income taxes consist of the following:



(amounts in $000s)                                 2004      2003      2002
                                                 --------  --------  --------
Current:
    Federal                                      $12,801   $11,465   $12,341
    State                                          1,854     1,912     2,333
Deferred                                             230    (1,892)   (1,719)
                                                 -------- --------- ---------
Total income taxes                               $14,885   $11,485   $12,955
                                                 ========  ========  ========


The reconciliation of effective income tax is:
                                                    2004      2003      2002
                                                 --------  --------  --------
Tax at U.S. statutory rates                      $14,891   $11,348   $12,615
State income taxes, net of federal benefit         1,277     1,243     1,376
Employer's FICA tax credit                        (1,030)     (942)     (676)
Jobs tax credit                                     (401)     (237)     (260)
Other                                                148        73      (100)
                                                 -------- --------- ---------
Total income taxes                               $14,885   $11,485   $12,955
                                                 ========  ========  ========

Income taxes paid totaled $13,815 in 2004, $13,615 in 2003, and $11,810 in 2002.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates, and laws that will be in effect when the differences are expected to reverse. The Company's net deferred tax liability consists of the following:



(amounts in $000s)                         2004       2003
                                         ---------  --------
Deferred tax assets:
    Insurance reserves                   $  1,504   $ 1,390
    Provision for restaurant closings       1,077     1,840
    Capital leases                             74       171
    Capital appreciation plans                447       582
    Accrued vacation                        1,106       712
    Other                                     164       825
                                         ---------  --------
        Total deferred tax assets           4,372     5,520
                                         --------  --------
Deferred tax liabilities:
    Depreciation                            4,919     5,894
    Other                                      89        32
                                         ---------  --------
        Total deferred tax liabilities      5,008     5,926
                                         ---------  --------
Net deferred tax liability                   (636)     (406)
Less current portion                        2,755     2,470
                                         ---------  --------
Long-term liability                       ($3,391)  $(2,876)
                                         =========  ========




6.  LEASED  ASSETS  AND  LEASE  COMMITMENTS
    The Company leases certain of its physical facilities under non-cancelable lease agreements. Steak n Shake restaurant leases typically have initial terms of eighteen to twenty-five years and renewal terms aggregating twenty years or more. These leases require the Company to pay real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated by the Company's subsidiaries, but have been subleased to third parties, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $663 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to the finance obligations and capital leases as of September 29, 2004, is as follows: $72,534 buildings, $60,459 land, $32,350 land and leasehold improvements, and $32,870 accumulated depreciation.

At September 29, 2004, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:



                                                Finance     Capital                  Operating
(Amounts  in  $000's)                           Obligations  Leases                   Leases
                                                -----------  ------                   ------

                                                Operating   Operating             Operating   Non-Operating
     Property    Property    Total     Property    Property
                                                ---------  ---------  --------  ---------     --------------
Year
----
2005 . . . . . . . . . . . . . . . . . . . . .  $  14,716  $   1,033  $ 15,749  $   7,176       $  116
2006 . . . . . . . . . . . . . . . . . . . . .     14,738        701    15,439      7,091          116
2007 . . . . . . . . . . . . . . . . . . . . .     14,760        627    15,387      7,051          116
2008 . . . . . . . . . . . . . . . . . . . . .     14,650        626    15,276      6,916          116
2009 . . . . . . . . . . . . . . . . . . . . .     14,512        617    15,129      6,214           61
After 2009 . . . . . . . . . . . . . . . . . .    109,651      3,443   113,094     32,650          138
                                                ---------  ---------  --------  ---------  -----------------
Total minimum future rental payments . . . . .    183,027      7,047   190,074  $  67,098       $  663
                                                                                =========  =================
Less amount representing interest. . . . . . .    121,290      3,394   124,684
                                                ---------  ---------  --------
Total principal obligations under leases . . .     61,737      3,653    65,390
Less current portion . . . . . . . . . . . . .      3,282        448     3,730
                                                ---------  ---------  --------
Non-current principal obligations under leases     58,455      3,205    61,660
Residual value at end of lease term. . . . . .     80,312          -    80,312
                                                ---------  ---------  --------
Obligations under leases . . . . . . . . . . .  $ 138,767  $   3,205  $141,972
                                                =========  =========  ========

     During 2004, the Company received net proceeds from sale and leaseback transactions aggregating $600 involving one property.

     Contingent rent totaling $697 in 2004, $556 in 2003, and $468 in 2002 is recorded in rent expense in the accompanying consolidated statements of earnings.

7.  DEBT
REVOLVING  CREDIT  AGREEMENT
     The Company's $30,000 Revolving Credit Agreement matures in January 2005 and bears interest at a rate based on LIBOR plus 75 basis points or the prime rate, at the election of the Company. There were no outstanding borrowings under the Revolving Credit Agreement at September 29, 2004, but the Company had $3,022 in stand-by letters of credit outstanding, which reduced the borrowing limit. The Company is currently negotiating with several banks to obtain a new revolving line of credit with similar provisions, and anticipates completing the negotiations prior to the expiration of the existing facility in January 2005.

SENIOR  NOTE  AGREEMENT
     The Company's amended and restated Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement") allows for additional borrowing of up to $75,000 until September 20, 2005. As of September 29, 2004, the Company had borrowings of $16,204 with an average interest rate of 7.6% under its original $75,000 Senior Note Agreement. Interest rates are fixed based upon market rates at the time of borrowing. Amounts maturing in fiscal years 2005 through 2009 are as follows: $6,775, $3,857, $2,429, $1,714 and $714, respectively.

     Interest capitalized in connection with financing additions to property and equipment amounted to $502 and $476 in 2004 and 2003, respectively. Interest paid on debt amounted to $1,829 in 2004, $2,181 in 2003, and $2,428 in 2002.

     The carrying amounts for debt reported in the consolidated statement of financial position do not differ materially from their fair market values at September 29, 2004.

     The Revolving Credit Agreement and Senior Note Agreement are unsecured and contain restrictions, which among other things, require the Company to maintain certain financial ratios. The Company is in compliance with all restrictive covenants under these borrowing agreements at September 29, 2004.

8.  RELATED  PARTY  TRANSACTIONS
     A member of the Board of Directors is the President of Kelley Restaurants, Inc. ("KRI"), a franchisee. In accordance with its franchise agreement, the Company collects initial franchise fees, royalty fees, and advertising fees from its franchisees. The Company recorded revenues from KRI totaling $1,706, $1,392, and $1,208, during 2004, 2003, and 2002, respectively. Amounts receivable from KRI at September 29, 2004 and September 24, 2003 were $450 and $361 and are recorded in receivables, net in the consolidated statements of financial position. See Note 12 "Subsequent Event."

9.  COMMON  STOCK  PLANS
CAPITAL  APPRECIATION  PLAN
     The 1997 Capital Appreciation Plan provides for tandem awards of Common Stock (restricted shares) and book units of up to 1,067,187 shares and related units. These awards are restricted for a period of three years and are returnable to the Company if the grantee is not employed (except for reasons of retirement, permanent disability or death) by the Company at the end of the period. The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share and the common stock dividends paid per share during the period, as adjusted for stock dividends/splits. The total value of the stock grant (based upon market value at the date of the grant) is recorded to unamortized value of restricted shares and is amortized to compensation expense ratably over the three-year period. The total number of shares and book units granted under the 1997 Plan for which restrictions have not lapsed was 146,000 at September 29, 2004, 122,500 at September 24, 2003, and 102,500 at September 25, 2002. At September 29, 2004, 526,622 shares were reserved for future grants. The average remaining period for which restrictions had not lapsed at September 29, 2004 was 1.88 years. The amount charged to expense under the Plans was $860 in 2004, $452 in 2003, and $799 in 2002.

EMPLOYEE  STOCK  OPTION  PLAN
     The 1997 Employee Stock Option Plan (the "1997 Plan") provides for the granting of up to 1,745,313 stock options. The 1997 Plan provides that the options are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire either five or ten years from the date of grant and are issued with an exercise price equal to the fair market value of the underlying stock on the date of issuance. Options are granted under the 1997 Plan to officers and key employees selected by the Stock Option Committee. As of September 29, 2004, 1,355,012 options have been granted under the 1997 Plan and 831,184 are exercisable.
     The 1995 Employee Stock Option Plan (the "1995 Plan") provides for the granting of up to 686,297 stock options. Options granted under the 1995 Plan are primarily incentive stock options exercisable on the same terms as the 1997 Plan. Options were granted under the 1995 Plan to officers and key employees selected by the Stock Option Committee. At September 29, 2004, 634,543 options have been granted under the 1995 Plan and 19,876 are exercisable.

The  following  table  summarizes  the  options activity under the 1997 and 1995



                                     Shares    Weighted Average Price
                                   ----------  -----------------------
Outstanding at September 26, 2001  1,011,036   $                 12.27
    Fiscal 2002 Activity:
        Granted . . . . . . . . .    591,646                     12.67
        Exercised . . . . . . . .   (203,957)                     8.69
        Canceled. . . . . . . . .    (19,277)                    10.74
                                   ----------
Outstanding at September 25, 2002  1,379,448                     12.99
    Fiscal 2003 Activity:
        Granted . . . . . . . . .    100,424                     13.80
        Exercised . . . . . . . .   (114,382)                    11.63
        Canceled. . . . . . . . .   (135,501)                    14.35
                                   ----------
Outstanding at September 24, 2003  1,229,989                     13.03
    Fiscal 2004 Activity:
        Granted . . . . . . . . .    391,052                     17.32
        Exercised . . . . . . . .   (311,467)                    12.63
        Canceled. . . . . . . . .    (63,044)                    13.39
                                   ----------
Outstanding at September 29, 2004  1,246,530   $                 14.38

Plans:


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

     The following table summarizes information about the Nonemployee Director Stock Option Plans.



                                    Shares   Weighted Average Price
                                   --------  -----------------------
Outstanding at September 26, 2001   19,800       $   11.08
    Fiscal 2002 Activity:
        Granted . . . . . . . . .   35,000            9.99
                                   --------
Outstanding at September 25, 2002   54,800           10.38
    Fiscal 2003 Activity:
        Granted . . . . . . . . .   46,000            9.97
        Exercised . . . . . . . .   (3,300)          11.08
                                   --------
Outstanding at September 24, 2003   97,500           10.17
    Fiscal 2004 Activity:
        Granted . . . . . . . . .   43,000           17.98
        Exercised . . . . . . . .  (10,000)           9.98
                                   --------
Outstanding at September 29, 2004  130,500       $   12.75



     The following table summarizes information regarding stock options outstanding at September 29, 2004 under the employee and nonemployee director stock option plans.



                                           Options Outstanding                                   Options Exercisable
                                   -------------------                                   -------------------

                 Number                Weighted Average                                                           Weighted
Range of         Outstanding at        Remaining            Weighted Average          Number Exercisable at       Average
Exercise Prices  September 29, 2004    Contractual Life     Exercise Price            September 29, 2004          Exercise Price
---------------  ------------------    ----------------     ----------------          ---------------------      -----------------
$5 - $10. . . . . . . . . 310,696          1.98 years                $9.73                    193,056                    $9.61
$10 - $15 . . . . . . . . 338,324          2.57 years               $13.02                    308,324                   $12.98
$15 - $20 . . . . . .     710,087          4.14 years               $16.60                    391,257                   $16.42
$20 - $21 . . . . . . . .  17,923          4.41 years               $20.48                     17,923                   $20.48
---------------  -----------------     ----------------      ----------------         ----------------------     -----------------
$5 - $21. . . . . . . . 1,377,030          3.27 years               $14.22                    910,560                   $13.89





     At September 24, 2003, 948,108 options were exercisable at a weighted average exercise price of $13.21, and at September 25, 2002, 963,538 options were exercisable at a weighted average exercise price of $13.11. Stock options are issued pursuant to the employee and nonemployee director stock option plans with exercise prices equal to the market value on the date of grant. As discussed in Note 1, the Company measures stock compensation in accordance with APB Opinion No. 25. Had the Company measured stock compensation in accordance with fair value provisions of SFAS No. 123, the effect on net earnings and earnings per share would have been as summarized in Note 1. In calculating the impact of options granted, the Company has estimated the fair value of each grant using the Black-Scholes option-pricing model.

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



                                    2004      2003      2002
                                  --------  --------  --------

Risk-free interest rate             2.0%      2.0%      2.0%
Dividend yield. . . . .             0.0%      0.0%      0.0%
Expected volatility . .              38%       42%       42%
Expected life in years.            5 years   5 years   5 years




EMPLOYEE  STOCK  PURCHASE  PLAN

     Under the Employee Stock Purchase Plan, a maximum of 1,852,545 shares of Common Stock are available for issuance to all eligible employees of the Company as determined by the Board of Directors (125,821 per year for 1993 to 1997;
154,688  per  year  for  1998  to  2002; and 150,000 per year for 2003 to 2005).
Unissued shares in any given calendar year are available to increase the annual maximum number of shares issuable in subsequent years. Employees may purchase shares of Common Stock through payroll deductions from 2% to 10% of compensation up to a maximum fair market value of $10 or 1,000 shares per year. Shares are purchased at a 15% discount from the lesser of the share price on the first or last day of the year. Shares purchased under the plan were 146,787 in 2004, 147,604 in 2003, and 181,222 in 2002.

10.  COMMITMENTS  AND  CONTINGENCIES

     The Company is involved in various legal matters in the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

11.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION

     During fiscal 2004, the Company issued 136,000 shares of restricted stock totaling $2,104. During 2003 and 2002, the Company issued 20,000 shares valued at $214 and 3,000 shares valued at $32, respectively. During 2004, the Company entered into capital leases for equipment of $250, and for building and land improvements of $821.

12.  SUBSEQUENT  EVENT

     On November 5, 2004, the Company entered into an agreement to purchase Kelley Restaurants, Inc., its largest franchisee, for approximately $17,500.
Kelley Restaurants, Inc. operates 16 Steak n Shake restaurants in the Atlanta, Georgia and Charlotte, North Carolina markets. This transaction is subject to completion of due diligence, approval of the shareholders of Kelley Restaurants, Inc. and other contingencies and is expected to close by the end of December 2004. The President of Kelley Restaurants, Inc. is a member of the Company's
Board  of  Directors.  See  Note  8.


13.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

                                                                           Quarter(1)
(amounts in $000s excepts per share data)                    First      Second    Third    Fourth(2)
                                                          -----------  --------  --------  ----------
2004 (53 weeks)
---------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . .  $   114,473  $163,790  $130,627  $  144,802
Costs and Expenses . . . . . . . . . . . . . . . . . . .      107,386   151,430   119,285     133,044
Earnings Before Income Taxes . . . . . . . . . . . . . .        7,087    12,360    11,342      11,758
Net Earnings . . . . . . . . . . . . . . . . . . . . . .        4,590     8,007     7,417       7,648
Diluted Earnings per Common and Common Equivalent Share.  $       .17  $    .29  $    .27  $      .28


2003 (52 weeks)
---------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . .  $   102,055  $149,672  $121,269  $  126,108
Costs and Expenses . . . . . . . . . . . . . . . . . . .       96,765   139,018   110,209     120,688
Earnings Before Income Taxes . . . . . . . . . . . . . .        5,290    10,655    11,059       5,420
Net Earnings . . . . . . . . . . . . . . . . . . . . . .        3,402     6,839     7,089       3,609

Diluted Earnings per Common and Common Equivalent Share   $       .13  $    .25  $    .26  $      .13


(1) The Company's fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively. In 2004, the fourth quarter includes 13 weeks.
(2) In the fourth quarter of 2003, the Company recorded a charge of $5,200 ($3,360 net of income taxes or $.13 per diluted share) related to the disposal of nine under-performing restaurants.


MANAGEMENT'S  REPORT
--------------------

The  Steak  n  Shake  Company
MANAGEMENT'S  REPORT  ON  RESPONSIBILITY  FOR  FINANCIAL  REPORTING

     The management of The Steak n Shake Company is responsible for the preparation, integrity and objectivity of the Company's financial statements and the other financial information in this report. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and reflect in all material respects the Company's consolidated results of operations and the financial position for the periods shown based upon management's best estimates and judgments.
     In addition, management maintains internal control systems which are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and which produce records adequate for the preparation of financial information. There are limits inherent in all systems of internal accounting control based on the recognition that the cost of such systems should not exceed the benefits to be derived. We believe the Company's systems provide the appropriate balance. The effectiveness of the control systems is supported by the selection and training of qualified personnel, an organizational structure that provides an appropriate division of responsibility and a strong budgetary system of control. Deloitte & Touche LLP, our independent registered public accountants, has been engaged to express an opinion regarding the fair presentation of the Company's financial condition and operating results. As part of its audit of the Company's financial statements, Deloitte & Touche LLP considered the Company's system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests.
     The Audit Committee of the Board of Directors, which is composed of four outside directors, serves in an oversight role to assure the integrity and objectivity of the Company's financial reporting process. The Committee meets periodically with representatives of management and the independent registered public accounting firms to review matters of a material nature related to auditing, financial reporting, internal accounting controls and audit results. The independent registered public accountants have free access to the Audit Committee. The Audit Committee is also responsible for the selection of the independent registered public accountants.


             /s/  Peter  M.  Dunn              /s/ Jeffrey A. Blade
             --------------------              --------------------
             President  and                    Senior  Vice  President
             Chief  Executive  Officer         and  Chief  Financial  Officer





REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM
To the Board of Directors and Shareholders of The Steak n Shake Company

     We have audited the accompanying consolidated statements of financial position of The Steak n Shake Company and subsidiaries (the "Company") as of September 29, 2004 and September 24, 2003, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ended September 29, 2004 and September 24, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the 2004 and 2003 consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Steak n Shake Company and subsidiaries at September 29, 2004 and September 24, 2003, and the results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte  &  Touche  LLP
November  22,  2004
Indianapolis,  Indiana

------
REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM
-------------------------------------------------------------
Shareholders  and  Board  of  Directors
The  Steak  n  Shake  Company

     We have audited the accompanying consolidated statements of earnings, shareholders' equity and cash flows of The Steak n Shake Company for the year ended September 25, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Steak n Shake Company for the year ended September 25, 2002, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst  &  Young  LLP
Indianapolis,  Indiana
December  3,  2002

                                  EXHIBIT 3.02

                                RESTATED BY-LAWS
                                       OF
                            THE STEAK N SHAKE COMPANY


                                    ARTICLE I

     SECTION 1.  NAME.  The name of the corporation is The Steak n Shake Company
     ----------  ----
("Corporation").

     SECTION  2.  PRINCIPAL  OFFICE AND RESIDENT AGENT.  The post-office address
     -----------  ------------------------------------
of the principal office of the Corporation is 500 Century Building, 36 South Pennsylvania Street, Indianapolis, Indiana 46204, and the name and post-office address of its Resident Agent in charge of such office is C T Corporation
System,  36  South  Pennsylvania Street, Suite 700, Indianapolis, Indiana 46204.

     SECTION  3.  SEAL.  The  seal  of the Corporation shall be circular in form
     -----------  ----
and mounted upon a metal die, suitable for impressing the same upon paper. About the upper periphery of the seal shall appear the words "The Steak n Shake Company" and about the lower periphery thereof the word "Indiana". In the center of the seal shall appear the word "Seal".

                                   ARTICLE II

The fiscal year of the Corporation shall end on the last Wednesday in September of each calendar year.

                                   ARTICLE III

                                  CAPITAL STOCK

     SECTION  1.  NUMBER  OF  SHARES  AND  CLASSES  OF CAPITAL STOCK.  The total
     -----------  ---------------------------------------------------
number of shares of common stock which the Corporation shall have authority to issue is 50,000,000 shares, which shall consist of 50,000,000 common shares without par value. In addition, the Corporation shall have the authority to issue 10,000,000 shares of Preferred Stock on the terms and conditions set forth in the amendment to the Articles of Incorporation adopted May 16, 2001.

     SECTION  2.  CONSIDERATION  FOR  NO PAR SHARES.  The shares of stock of the
     -----------  ----------------------------------
Corporation without par value shall be issued or sold in such manner and for such amount of consideration as may be fixed from time to time by the Board of Directors, such shares of stock shall be fully paid and nonassessable.

     SECTION  3.  CONSIDERATION  FOR  TREASURY  SHARES.  Treasury  shares may be
     -----------  -------------------------------------
disposed of by the Corporation for such consideration as may be determined from time to time by the Board of Directors.

     SECTION  4.  PAYMENT  FOR  SHARES.  The  consideration  for the issuance of
     -----------  ---------------------
shares of capital stock of the Corporation may be paid, in whole or in part, in money, in other property, tangible or intangible, or in labor actually performed for, or services actually rendered to the Corporation which is transferred to stated capital upon the issuance of shares as a share dividend shall be deemed to be the consideration for the issuance of such shares. When payment of the consideration for which a share was authorized to be issued shall have been received by the Corporation, or when surplus shall have been transferred to stated capital upon the issuance of a share dividend, such share shall be declared and taken to be fully paid and not liable to any further call or assessment, and the holder thereof shall not be liable for any further payments thereon. In the absence of actual fraud in the transaction, the judgment of the Board of Directors as to the value of such property, labor or services received as consideration, or the value placed by the Board of Directors upon the corporate assets in the event of a share dividend, shall be conclusive. Promissory notes, uncertified checks, or future services shall not be accepted in payment or part payment of the capital stock of the Corporation, except as permitted by The Indiana Business Corporation Law.

     SECTION  5.  CERTIFICATES  FOR SHARES.  Each holder of capital stock of the
     -----------  -------------------------
Corporation shall be entitled to a stock certificate, signed by the Chairman or a Vice President and the Secretary or any Assistant Secretary of the Corporation, with the seal of the Corporation thereto affixed, stating the name of the registered holder, the number of shares represented by such certificate, the par value of each share of stock or that such shares of stock are without par value, and that such shares are not fully paid and nonassessable. If such shares are not fully paid, and as further payments are made, the certificate shall be stamped accordingly.

     If the Corporation is authorized to issue shares of more than one class, every certificate shall state the kind and class of shares represented thereby, and the relative rights, interests, preferences and restrictions of such class, or a summary thereof, provided, that such statement may be omitted from the certificate if it shall be set forth upon the face or back of the certificate that such statement, in full, will be furnished by the Corporation to any shareholder upon written request and without charge.

     SECTION 6.  FACSIMILE SIGNATURES.  If a certificate is countersigned by the
     ----------  ---------------------
written signature of a transfer agent other than the Corporation or its employee, the signatures of the officers of the Corporation may be facsimiles. If a certificate is countersigned by the written signature of a registrar other than the Corporation or its employee, the signatures of the transfer agent and the officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of its issue.

     SECTION  7.  TRANSFER  OF  SHARES.  The  share  of  capital  stock  of  the
     -----------  ---------------------
Corporation  shall  be  transferable  only  on the books of the Corporation upon
     ---
surrender of the certificate or certificates representing the same, properly endorsed by the registered holder or by his duly authorized attorney or accompanied by proper evidence of succession, assignment or authority to transfer.

     SECTION 8.  CANCELLATION.  Every certificate surrendered to the Corporation
     ----------  -------------
for exchange or transfer shall be canceled, and no new certificate or certificates shall be issued in exchange for any existing certificate until such existing certificate shall have been so canceled, except in cases provided for in Section 10 of this Article III.

     SECTION  9.  TRANSFER  AGENT  AND  REGISTRAR.  The  Board  of Directors may
     -----------  --------------------------------
appoint a transfer agent and a registrar for each class of capital stock of the Corporation and may require all certificates representing such shares to bear the signature of such transfer agent and registrar. Shareholders shall be responsible for notifying the transfer agent and registrar for the class of stock held by such shareholder in writing of any changes in their addresses from time to time, and failure so to do shall relieve the Corporation, its shareholders, directors, officers, transfer agent and registrar of liability for failure to direct notices, dividends, or other documents or property to an address other than the one appearing upon the records of the transfer agent and registrar of the Corporation.

     SECTION  10.  LOST,  STOLEN  OR  DESTROYED  CERTIFICATES.  The  Board  of
     ------------  -------------------------------------------
Directors  may authorize the transfer agent and a registrar to issue replacement
     ---
shares for Corporation stock alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Corporation may, in its discretion and as a condition of precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to give the Corporation a bond in such sum and in such form as it may direct to indemnify against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed or the issuance of such new certificate. The Corporation, at its discretion, may authorize the issuance of such new certificates without any bond when in its judgment it is proper to do so.

     SECTION 11.  REGISTERED SHAREHOLDERS.  The Corporation shall be entitled to
     -----------  ------------------------
recognize the exclusive right of a person registered on its books as the owner of such shares to receive dividends, to vote as such owner, to hold liable for calls and assessments, and to treat as owner in all other respects, and shall not be bound to recognize any equitable or other claims to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Indiana.

     SECTION  12.  OPTIONS  TO  OFFICERS AND EMPLOYEES.  The issuance, including
     ------------  ------------------------------------
the consideration of rights or options to officers or employees of the Corporation, and not to the shareholders generally, to purchase from the Corporation shares of its capital stock shall be approved by the affirmative vote of the holders of a majority of the shares entitled to vote thereon or shall be authorized by and consistent with a plan approved by such a vote of the shareholders. The price to be received for any shares having a par value other than treasury shares to be issued upon the exercise of such rights or options, shall not be less than the par value thereof.

                                   ARTICLE IV

                            MEETINGS OF SHAREHOLDERS

     SECTION  1.  PLACE OF MEETING.  Meetings of shareholders of the Corporation
     -----------  -----------------
shall be held at such place, within or without the State of Indiana, as may from time to time be designated by the Board of Directors, or as may be specified in the notices or waivers of notice of such meetings.

     SECTION  2.  ANNUAL  MEETING.  The  annual  meeting of shareholders for the
     -----------  ----------------
election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be held on the second Wednesday of February of each year, unless in any year the Board of Directors establishes a different date as the date of the annual meeting. Failure to hold the annual meeting at the designated time shall not work any forfeiture or dissolution of the Corporation, and shall not affect otherwise valid corporate acts.

     SECTION 3.  SPECIAL MEETINGS.  Special meetings of the shareholders for any
     ----------  -----------------
purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the Board of Directors or the Chairman and shall be called by the Chairman or the Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of shareholders holding of record not less than one-fourth of all the shares outstanding and entitled by the Articles of Incorporation to vote on the business for which the meeting is being called.

     SECTION  4.  NOTICE  OF MEETINGS.  A written or printed notice, stating the
     -----------  --------------------
place, day and hour of the meeting, and in case of a special meeting, or when required by any other provision of the Indiana Business Corporation Law, or of the Articles of Incorporation, as now or hereafter amended, or these By-Laws, the purpose or purposes for which the meeting is called, shall be delivered or mailed by the Secretary, or by the officers or persons calling the meeting, to each shareholder of record entitled by the Articles of Incorporation, as now or hereafter amended, and by The Indiana Business Corporation Law to vote at such meeting, at such address as appears upon the records of the Corporation, at least ten (10) days before the date of the meeting. Notice of any such meeting may be waived in writing by any shareholder, if the waiver sets forth in reasonable detail the purpose or purposes for which the meeting is called, and the time and place thereof. Attendance at any meeting in person, or by proxy, shall constitute a waiver of notice of such meeting. Each shareholder, who has in the manner above provided waived notice of shareholders' meeting, or who personally attends a shareholders' meeting, or is conclusively presumed to have been given due notice of such meeting. Notice of any adjourned meeting of stockholders shall not be required to be given if the time and place thereof are announced at the meeting at which the adjournment is taken, except as may be expressly required by law.

     SECTION  5.  ADDRESSES  OF  SHAREHOLDERS.  The  address  of any shareholder
     -----------  ----------------------------
appearing upon the records of the Corporation shall be deemed to be the latest address of such shareholder for the class of stock held by such shareholder.

     SECTION  6.  VOTING  AT  MEETINGS.
     -----------  ---------------------

(a)     Quorum.  The  holders  of  record  of  a  majority  of  the  issued  and
---     -------
outstanding  stock  of the Corporation entitled to vote at such meeting, present
---     -
in person or by proxy, shall constitute a quorum at all meetings of stockholders for the transaction of business, except where otherwise provided by law, the Certificate of Incorporation or these By-Laws. In the absence of a quorum, any officer entitled to preside at, or act as Secretary of, such meeting shall have the power to adjourn the meeting from time to time until a quorum shall be constituted. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the original meeting, but only those stockholders entitled to vote at the original meeting shall be entitled to vote at any adjournment or adjournments thereof unless a new record date is fixed by the Board of Directors for the adjourned meeting.

(b)     Voting Rights.  Except as otherwise provided by law or by the provisions
---     -------------
of the Articles of Incorporation, every shareholder shall have the right at every shareholders' meeting to one vote for each share of stock having voting power, registered in his name on the books of the Corporation on the date for the determination of shareholders entitled to vote, on all matters coming before the meeting including the election of directors. At any meeting of the shareholders, every shareholder having the right to vote shall be entitled to vote in person, or by proxy executed in writing by the shareholder or a duly authorized attorney in fact and bearing a date not more than eleven months prior to its execution, unless a longer time is expressly provided therein.

(c)     Required Vote.  When a quorum is present at any meeting, the vote of the
---     -------------
holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which, by express provision of The Indiana Business Corporation Law or the Articles of Incorporation or by these By-Laws, a greater vote is required, in which case such express provision shall govern and control the decision of such question.

     SECTION 7.  VOTING LIST.  The Transfer Agent of the Corporation shall make,
     ----------  ------------
at least five days before each election of directors, a complete list of the shareholders entitled by the Articles of Incorporation, as now or hereafter amended, to vote at such election, arranged in alphabetical order, with the address and number of shares so entitled to vote held by each, which list shall be on file at the principal office of the Corporation and subject to inspection by any shareholder. Such list shall be produced and kept open at the time and place of election and subject to the inspection of any shareholder during the holding of such election. The original stock registrar or transfer book, or a duplicate thereof kept in the State of Indiana, shall be the only evidence as to who are the shareholders entitled to examine such list or the stock ledger or transfer book or to vote at any meeting of the shareholders.

     SECTION  8.  FIXING  OF  RECORD  DATE TO DETERMINE SHAREHOLDERS ENTITLED TO
     -----------  --------------------------------------------------------------
VOTE.  The Board of Directors may prescribe a period not exceeding 70 days prior
   --
to meetings of the shareholders, during which stock on the books of the Corporation may not be transferred; or, in lieu of prohibiting the transfer of stock may set a date and time as the time at which shareholders entitled to notice of, and to vote at, such meeting shall be determined, and all persons who are holders of record of voting stock at such time, and no others, shall be entitled to notice of, and to vote at, such meeting. Said date and time shall not be more than 70 days prior to any shareholders' meeting. In the absence of such determination, such date shall be 10 days prior to the date of such meeting.

     SECTION  9.  SHAREHOLDER  PROPOSALS  AND  NOMINATIONS.  For any shareholder
     -----------  ----------------------------------------
proposal to be presented in connection with an annual meeting of shareholders of the Company, including any proposal relating to the nomination of a director to be elected to the Board of Directors of the Company, the shareholder must have given timely notice thereof in writing to the Secretary of the Company (the "Notice") and must have been a shareholder of record entitled to vote at the meetings at the time of giving of such notice. To be timely, a Notice must be delivered to or, if mailed, received at the principal executive offices of the Company not less than one hundred twenty (120) calendar days in advance of the date the Company's proxy statement was released to shareholders in connection with the annual meeting of shareholders; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date of the previous year's meeting, to be timely, Notice must be received by the Company's Secretary at the principal office of the Company not later than the close of business on the later of one hundred twenty (120) calendar days in advance of such annual meeting or ten (10) calendar days following the date on which public announcement of the date of the meeting is first made. Such shareholder's notice shall set forth (a) as to each person whom the shareholder proposes to nominate for election or reelection as a director, (i) a statement of the qualifications of such person, (ii) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"),
(iii) a description of all arrangements or understandings among the shareholder and such person and (iv) the written consent of such person to being named in the proxy statement as a nominee and to serving as a director if elected; (b) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and of the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (i) the name and address of such shareholder, as they appear on the Company's books, and of such beneficial owner and (ii) the class and number of shares of stock of the Company which are owned beneficially and of record by such shareholders and such beneficial owner. Notwithstanding the foregoing, in order to include information with respect to a shareholder proposal in the proxy statement and form of proxy for a shareholder's meeting, shareholders must provide notice as required by the regulations promulgated under the Exchange Act.

                                    ARTICLE V

                               BOARD OF DIRECTORS

     SECTION  1.  ELECTION,  NUMBER  AND  TERM  OF  OFFICE.  Directors  shall be
     -----------  -----------------------------------------
elected  at  the  annual  meeting  of  shareholders, or, if not so elected, at a
     -
special meeting of shareholders for that purpose, by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors.

     The number of Directors of the Corporation to be elected by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors shall be eight (8) unless changed by amendment to this section.

     All Directors elected by the holders of such shares; except in the case of earlier resignation, removal or death, shall hold office until their respective successors are chosen and qualified. Directors need not be shareholders of the Corporation.

     Any vacancy on the Board of Directors caused by an increase in the number of Directors shall be filled by a majority of the members of the Board of Directors, until the next annual or special meeting of shareholders or, at the discretion of the Board of Directors, such vacancy may be filled by vote of the shareholders at a special meeting called for that purpose. No decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

     SECTION  2.  VACANCIES.  Any  vacancy  occurring  in the Board of Directors
     -----------  ----------
caused by resignation, death or other incapacity shall be filled by a majority vote of the remaining members of the Board of Directors, until the next annual meeting of shareholders. If the vote of the remaining members of the Board shall result in a tie, such vacancy, at the discretion of the Board of Directors, may be filled by vote of the shareholders at a special meeting for that purpose.

     SECTION 3.  ANNUAL MEETING OF DIRECTORS.  The Board of Directors shall meet
     ----------  ----------------------------
each year, at the place where such meeting of the shareholders has been held either within or without the State of Indiana, for the purpose of organization, election of officers, and consideration of any other business that may properly come before the meeting. No notice of any kind to either old or new members of the Board of Directors for such meeting shall be necessary.

     SECTION  4.  REGULAR  MEETINGS.  Regular meetings of the Board of Directors
     -----------  ------------------
shall be held at such times and places, either within or without the State of Indiana, as may be fixed by the Directors. Such regular meetings of the Board of Directors may be held without notice or upon such notice as may be fixed by the Directors.

     SECTION  5.  SPECIAL  MEETINGS.  Special meetings of the Board of Directors
     -----------  ------------------
may be called by the Chairman of the Board, the President, or by not less than a majority of the members of the Board of Directors. Notice of the time and place, either within or without the State of Indiana, of a special meeting shall be served upon or telephoned to each Director at least twenty-four hours, or mailed, telegraphed or cabled to each Director at his usual place of business or residence at least forty-eight hours, prior to the tie of the meeting. Directors, in lieu of such notice, may sign a written waiver of notice either before the time of the meeting, at the meeting or after the meeting. Attendance by a director in person at any such special meeting shall constitute a waiver of notice.

     SECTION  6.  QUORUM.  A  majority of the actual number of Directors elected
     -----------  -------
and qualified, from time to time, shall be necessary to constitute a quorum for the transaction of any business except the filing of vacancies, and the act of a majority of the Directors present at the meeting, at which a quorum is present, shall be the act of the Board of Directors, unless the act of a greater number is required by The Indiana Business Corporation Law, by the Articles of Incorporation, or these By-Laws. A Director, who is present at a meeting of the Board of Directors, at which action on any corporate matter is taken, shall be deemed to have voted in favor of the action, unless (a) his dissent shall be affirmatively stated by him at and before the adjournment of such meeting (in which event the fact of such dissent shall be entered by the secretary of the meeting in the minutes of the meeting), or (b) he shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. The right of dissent provided for by either clause
(a) or clause (b) of the immediately preceding sentence shall not be available, in respect of any matter, if the Director did not change his vote prior to the time the result of the vote on such matter was announced by the Chairman of such meeting.

     SECTION 7.   CONSENT ACTION BY DIRECTORS.  Any action required or permitted
     ----------  -----------------------------
to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if a written consent to such action is signed by all members of the Board of Directors or such committee, as the case may be, and such written consent is filed with the minutes of the proceedings of the Board of Directors or committee.

     SECTION  8.  REMOVAL  OF  DIRECTORS.  Any  or  all  members of the Board of
     -----------  -----------------------
Directors may be removed, with or without cause, at a meeting of shareholders called expressly for that purpose by a vote of the holders of not less than a majority of the outstanding shares of capital stock then entitled at an election of directors.

     SECTION 9.  DIVIDENDS.  The Board of Directors shall have power, subject to
     ----------  ----------
any restrictions contained in The Indiana Business Corporation Law or in the Articles of Incorporation and out of funds legally available therefor, to declare and pay dividends upon the outstanding capital stock of the Corporation as and when they deem expedient. Before declaring any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time in their absolute discretion deem proper for working capital, or as a reserve or reserves to meet contingencies or for such other purposes as the Board of Directors shall deem conducive to the interests of the Corporation and the Board of Directors may modify or abolish any such reserve in the manner in which it was created.

     SECTION  10.  FIXING  OF  RECORD DATE TO DETERMINE SHAREHOLDERS ENTITLED TO
     ------------  -------------------------------------------------------------
RECEIVE  CORPORATE  BENEFITS.  The Board of Directors may fix a day and hour not
  ---------------------------
exceeding 50 days preceding the date fixed for payment of any dividend or for the delivery of evidence of rights, or for the distribution or other corporate benefits, or for a determination of shareholders entitled to receive any such dividend, rights or distribution, and in such case only shareholders of record at the time so fixed shall be entitled to receive such dividend, rights or distribution. If no record date is fixed for the determination of shareholders entitled to receive payment of a dividend, the end of the day on which the resolution of the Board of Directors declaring such dividend is adopted shall be the record date for such determination.

     SECTION  11.  INTEREST  OF  DIRECTORS  IN CONTRACTS.  Any contract or other
     ------------  --------------------------------------
transaction between the Corporation of any corporation which this Corporation owns a majority of the capital stock shall be valid and binding, notwithstanding that the directors and officers of this Corporation are identical or that some or all of the directors or officers, or both, are also directors or officers of such other corporation.

Any contract or other transaction between the Corporation and one or more of its directors or members or employees, or between the Corporation and any firm of which one or more of its directors are members or employees or in which they are interested, or between the Corporation and any corporation or association of which one or more of its directors are stockholders, members, directors, officers or employees or in which they are interested, shall be valid for all purposes, notwithstanding the presence of such director or directors at the meeting of the Board of Directors of the Corporation which acts upon, or in reference to, such contract or transaction and notwithstanding his or their participation in such action, if the fact of such interest shall be disclosed or known to the Board of Directors and the Boards of Directors shall authorize, approve and ratify such contract or transaction by a vote of a majority of the directors present, such interested director or directors to be counted in determining whether a quorum is present, but not to be counted in calculating the majority of such quorum necessary to carry such vote. This Section shall not be construed to invalidate any contract or other transaction, which would otherwise be valid under the common and statutory law applicable thereto.

     SECTION 12.  COMMITTEES.  The Board of Directors may, by resolution adopted
     -----------  -----------
by a majority of the actual number of Directors elected and qualified, from time to time designate from among its members, an executive committee and one or more other committees and may delegate to each such committee such authority and power of the Board of Directors as shall be specified in such resolution, but no such committee shall have the authority of the Board of Directors in reference to amending the Articles of Incorporation, adopting an agreement or plan of merger or consolidation proposing a special corporate transaction, recommending to the shareholders a voluntary dissolution of the Corporation or a revocation thereof, or amending these By-Laws. No member of any such committee shall continue to be a member thereof after he ceases to be a Director of the Corporation. The calling and holding of meetings of such committee and its method of procedure shall be as determined by the Board of Directors.

                                   ARTICLE VI

                                    OFFICERS

     SECTION  1.  PRINCIPAL OFFICERS.  The principal officers of the Corporation
     -----------  -------------------
shall be a Chairman, a President, one or more Vice Presidents, a Treasurer and a Secretary. The Corporation may also have, at the discretion of the Board of Directors; such other subordinate officers as may be appointed in accordance with the provisions of these By-Laws. Any two or more offices may be held by the same person, except the office of Chairman shall not be given to an individual who is not a Director of the Corporation.

     SECTION  2.  CHIEF  EXECUTIVE  OFFICER.  The  Board  of  Directors  shall
     -----------  --------------------------
designate  a  Chief  Executive  Officer  who  shall  be  either  the Chairman or
     ---
President.  The Chief Executive Officer shall hold those  powers and authorities
     ---
normally accorded such position and shall be the senior officer accountable to the Board for principles and policies of the Corporation.

     SECTION  3.  ELECTION  AND  TERM  OF OFFICE.  The principal officers of the
     -----------  -------------------------------
Corporation shall be chosen annually by the Board of Directors at the annual meeting thereof. Each such officer shall hold office until his successor shall have been duly chosen and qualified, or until his death, or he shall resign, or shall have been removed in the manner hereinafter provided.

     SECTION  4.  REMOVAL.  Any  principal officer may be removed either with or
     -----------  --------
without cause, at any time by resolution adopted at any meeting of the Board of Directors elected and qualified from time to time.

     SECTION  5.  SUBORDINATE  OFFICERS.  In  addition to the principal officers
     -----------  ----------------------
enumerated in Section 1 of this Article VI, the Corporation may have a Controller, one or more Assistant Controllers, one or more Assistant Secretaries and such other officers, agents and employees as the Board of Directors may deem necessary, each of whom shall hold office for such period, may be removed with or without cause, have such authority and perform such duties as Chairman, the President, or the Board of Directors may from time to time determine. The Board of Directors may delegate to any principal officer the power to appoint and to remove any such subordinate officers, agents or employees.

     SECTION  6.   RESIGNATIONS.  Any  officer  may resign at any time by giving
     -----------  --------------
written notice to the Chairman, the Board of Directors, the President or to the Secretary. Any such resignation shall take effect upon receipt of such notice or at any later time specified therein, and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     SECTION  7.  VACANCIES.  Any  vacancy  in  any  office for any cause may be
     -----------  ----------
filled for the unexpired portion of the term in the manner prescribed in these By-Laws for election or appointment to such office for such term.

     SECTION  8.  CHAIRMAN.  The  Chairman,  who  shall be chosen from among the
     -----------  ---------
Directors, shall have general supervision of the affairs of the Corporation, subject to the control of the Board of Directors. He shall be an ex officio member of all standing committees. The Chairman shall preside at all meetings of the shareholders and at all meetings of the Board of Directors. Subject to the control and direction of the Board of Directors, the Chairman may enter into any contract or execute and deliver any instrument in the name and on behalf of the Corporation. In general, he shall perform all duties and have all powers as, from time to time may be herein defined, and all such other duties and powers as, from time to time may be assigned to him by the Board of Directors.

     SECTION  9.  PRESIDENT.  The President shall be responsible to the Chairman
     -----------  ----------
in the performance of his duties, and shall, in the absence or disability of the Chairman, perform the duties and exercise the power of the Chairman. The
President shall perform such duties and have such powers as the Board of Directors may, from time to time assign.

     SECTION  10.  VICE  PRESIDENTS.  The  other Vice Presidents in the order of
     ------------  -----------------
their seniority, unless otherwise determined by the Board of Directors, shall, in the absence or disability of the President, perform the duties and exercise the powers of the President. They shall perform such other duties and have such other powers as the Chairman and President and the Board of Directors may, from time to time assign.

     SECTION  11.  TREASURER.  The  Treasurer  shall have charge and custody of,
     ------------  ----------
and be responsible for, all funds and securities of the Corporation and shall deposit all such funds and securities of the Corporation in such banks or other depositories as shall be selected by the Board of Directors. He shall, upon request, exhibit at all reasonable times, his books of account and records to any of the directors of the Corporation where such books and records shall be kept; shall render upon request by the Board of Directors, a statement of the condition of the finances of the Corporation at any time requested by the Board of Directors or at the annual meeting of shareholders; shall receive, and give receipt for moneys due and payable to the Corporation from any source whatsoever; and in general, shall perform all duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the Chairman, the President or the Board of Directors.

     SECTION  12.  SECRETARY.  The  Secretary  shall keep or cause to be kept in
     ------------  ----------
the books provided for that purpose, the minutes of the meetings of the Shareholders and of the Board of Directors; shall duly give and serve all notices required to be given in accordance with the provisions of these By-Laws and by the Indiana Business Corporation Law; shall be custodian of the records and of the seal of the Corporation and see that the seal is affixed to all documents, the executing of which on behalf of the Corporation under its seal is duly authorized in accordance with the provisions of these By-Laws; and, in general, shall perform all duties incident to the office of Secretary and such other duties as may, from time to time, be assigned to him by the Chairman, the President or the Board of Directors.

     SECTION  13.  SALARIES.  The  salaries  of  the principal officers shall be
     ------------  ---------
fixed from time to time by the Board of Directors and the salaries of any subordinate officers may be fixed by the President.

     SECTION  14.  GENERAL POWERS OF OFFICERS.The Chairman and the President and
     ------------  ---------------------------
each are authorized and empowered for and on behalf of the Corporation and in its name, singly and without the joinder of any other officer, to execute and deliver any and all contracts, leases, notes, mortgages, receipts, deeds, commitments, power of attorney, authorizations and any and all documents in addition to, but not limited to the ones therefore described which said offices, or any of them believe to be necessary and advisable in carrying on the business of the Corporation. The Treasurer and the Secretary of the Corporation are hereby authorized to execute and deliver any and all documents which relate to the routine discharge of the responsibilities of each of said offices and such other documents as either the Chairman or the President shall specifically authorize said officers to execute or deliver only such documents, or general types of classes of documents, with respect to which they have received specific authorization from either the Chairman, the President or the Board of Directors.

     SECTION  15.  VOTING CORPORATION'S SECURITIES.  Unless otherwise ordered by
     ------------  --------------------------------
the Board of Directors, the Chairman, President and Secretary and each of them, are appointed attorneys and agents of the Corporation, and shall have full power and authority in the securities entitled to be voted at any meetings of security holders of corporations, or associations in which the Corporation may hold securities, in person, or by proxy, as a stockholder or otherwise and at such meetings shall possess and may exercise any and all rights and powers incident to the ownership of such securities, and which as the owner thereof of the Corporation might have possessed and exercised, if present, or to consent in writing to any action by and such other corporation or association. The Board of Directors by resolution from time to time, may confer like powers upon any other person or persons.

                                   ARTICLE VII

                                 INDEMNIFICATION

INDEMNIFICATION

     Section  1.      Rights  to  Indemnification  and  Advancement of Expenses.
     ----------       ---------------------------------------------------------

(a) The Corporation shall indemnify as a matter of right every person made a party to a proceeding because such person is or was

     (i)     a  member  of  the  Board  of  Directors  of  the  Corporation,
     (ii)     an  officer  of  the  Corporation,  or
     (iii) while a director or officer of the Corporation, serving at the Corporation's request as a director, officer, partner, member, manager, trustee, employee, or agent of another foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan, or other enterprise, whether for profit or not, (each an "Indemnitee") against all liability incurred by such person in connection with the proceeding; provided that it is determined in the specific case that indemnification of such person is permissible in the circumstances because such person has met the standard of conduct for indemnification specified in the Act. The Corporation shall pay for or reimburse the reasonable expenses incurred by an Indemnitee in connection with any such proceeding in advance of final disposition thereof in accordance with the procedures and subject to the conditions specified in the Act. The Corporation shall indemnify as a matter of right an Indemnitee who is wholly successful, on the merits or otherwise, in the defense of any such proceeding, against reasonable expenses incurred by the Indemnitee in connection with the proceeding without the requirement of a determination as set forth in the first sentence of this paragraph.

(b) Upon demand by a person for indemnification or advancement of expenses, as the case may be, the Corporation shall expeditiously determine whether the person is entitled thereto in accordance with this Article and the procedures specified in the Act.

     (c) The indemnification provided under this Article shall apply to any proceeding arising from acts or omissions occurring before or after the adoption of this Article.

     Section  2.  Other  Rights Not Affected.  Nothing contained in this Article
     ----------   --------------------------
shall limit or preclude the exercise or be deemed exclusive of any right under the law, by contract or otherwise, relating to indemnification of or advancement of expenses to any individual who is or was a director, officer, employee or agent of the Corporation, or the ability of the Corporation to otherwise indemnify or advance expenses to any such individual. It is the intent of this Article to provide indemnification to directors and officers to the fullest extent now or hereafter permitted by law consistent with the terms and conditions of this Article. Therefore, indemnification shall be provided in accordance with this Article irrespective of the nature of the legal or equitable theory upon which a claim is made, including without limitation negligence, breach of duty, mismanagement, corporate waste, breach of contract, breach of warranty, strict liability, violation of federal or state securities laws, violation of the Employee Retirement Income Security Act of 1974, as amended, or violation of any other state or federal laws.

     Section  3.  Definitions.  For  purposes  of  this  Article:
     ----------   -----------

     The term "director" means an individual who is or was a member of the Board of Directors of the Corporation or an individual who, while a director of the Corporation, is or was serving at the Corporation's request as a director, officer, partner, member, manager, trustee, employee, or agent of another foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan, or other enterprise, whether for profit or not. A director is considered to be serving an employee benefit plan at the Corporation's request if the director's duties to the Corporation also impose duties on, or otherwise involve services by, the director to the plan or to participants in or beneficiaries of the plan. The term "director" includes, unless the context requires otherwise, the estate or personal representative of a director.

     The term "expenses" includes all direct and indirect costs (including without limitation counsel fees, retainers, court costs, transcripts, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees, all other disbursements or out-of-pocket expenses) actually incurred in connection with the investigation, defense, settlement or appeal of a proceeding or establishing or enforcing a right to indemnification under this Article, applicable law or otherwise.

     The term "liability" means the obligation to pay a judgment, settlement, penalty, fine, excise tax (including an excise tax assessed with respect to an employee benefit plan), or reasonable expenses incurred with respect to a proceeding.

     (d) The term "party" includes an individual who was, is or is threatened to be made a named defendant or respondent in a proceeding.

     (e) The term "proceeding" means any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative and whether formal or informal.

                                  ARTICLE VIII

                                   AMENDMENTS

     The power to make, alter, amend or repeal these By-Laws is invested in the Board of Directors, but the affirmative vote of a majority of the actual number of directors elected and qualified, from time to time, shall be necessary to effect any alteration, amendment or repeal of the By-Laws.

                                  EXHIBIT 10.13

                        FORM OF THE STEAK N SHAKE COMPANY
                         CAPITAL APPRECIATION AGREEMENT


THIS  AGREEMENT  made  this     day  of                    , between THE STEAK N
SHAKE COMPANY, (hereinafter referred to as "Company"), and , hereinafter referred to as "Employee").

     As additional consideration for Employee's continuing employment with the Company in a key executive capacity, the Company grants to Employee shares of the common stock of the Company, stated value $.50 per share ("Restricted Shares"), and book value units ("Book Units"), as hereinafter set forth, and the Company and employee hereby agrees as follows:


1.     GRANTS
--     ------
     Company hereby grants to Employee ______Restricted Shares and an equal number of Book Units subject to the terms and conditions of the 1997 Capital Appreciation Plan of the Company, as amended, and set forth herein.

2.     RESTRICTED  SHARES
--     ------------------
     Company shall promptly issue to Employee, stock certificate(s) representing the number of Restricted Shares granted above, which shall be duly endorsed in blank by Employee and returned to Company for safekeeping for a period of three
(3) years from the date hereof ("Forfeiture Period"). Employee shall be entitled to all ownership rights thereto upon issuance, including the receipt of dividends, if any, and voting rights, except that the Restricted Shares granted hereunder may not be sold, transferred or pledged by Employee during the said Forfeiture Period. At the conclusion of the Forfeiture Period, and if the forfeiture has not occurred under Paragraph 4 herein, the stock certificate(s) held by the Company shall be delivered to Employee with all ownership rights attendant thereto.

3.     BOOK  UNITS
--     -----------
     The Book Units granted hereunder shall be valued based upon the book value as determined under generally accepted accounting principles employed by the Company, of one share of the Company's $.50 stated value common stock as of the last day of the Company's fiscal quarter immediately preceding the date of grant hereunder ("Value Date"), multiplied by the number of Book Units granted hereunder. If the Book Units have not been forfeited under Paragraph 4 herein, the said Book Units shall be similarly valued on the third anniversary of the Value Date ("Accumulation Period") and any increase in said book value during the Accumulation Period, plus an amount equal to the dividends paid during the Accumulation Period on an equal number of real shares of the $.50 stated value common stock of the Company, shall be paid in cash by Company to Employee within ninety (90) days following expiration of the Accumulation Period. The Board of Directors of the Company shall have the right, in its sole and absolute discretion, to proportionately adjust such book values for sales or purchases by the

Company of its common stock, acquisitions or divestitures, accounting changes or other actions of the Company taken during the Accumulation Period affecting book value, to whatever extent the Board of Directors determines that any such action equitably requires an adjustment.

4.     FORFEITURE:
       -----------
          (a) In the event of termination of Employee's employment with the Company during the said Forfeiture Period or Accumulation Period for any reason other than death, disability, retirement under the normal or disability provisions of a retirement plan of the Company, or retirement under the early retirement provisions of such retirement plan with the consent of Company, the Restricted Shares and the Book Units granted hereunder shall be immediately forfeited by Employee. In such event, the stock certificate(s) held by Company shall be transferred to Company and Company shall have no further obligation to Employee hereunder.

     (b) In the event of Employee's death, disability, retirement under the normal or disability provisions of a retirement plan of Company, or retirement under the early retirement provisions of such retirement plan with the consent of the Company, during the said Forfeiture Period or Accumulation Period, the Employee or Employee's beneficiary or estate shall be entitled to retain that number of Restricted Shares and Book Units granted hereunder determined as though such Employee's employment had continued, multiplied by a fraction, the numerator of which is the number of months Employee was employed during the said Forfeiture Period or Accumulation Period (including the month during which death, disability or retirement occurred), and the denominator of which is thirty-six (36), being the number of months of the said Forfeiture Period or Accumulation Period. In such event, the stock certificate(s) held by the Company shall be transferred to the Company, and the Company shall reissue an appropriate stock certificate to Employee or Employee's beneficiary or estate for the number of Restricted Shares to be retained under the computation herein. The Book Units shall thereupon be valued as of the last day of Company's fiscal quarter immediately preceding the date of Employee's death, disability or retirement hereunder, and the amount of any increase in book value plus dividends shall be paid in cash to Employee or Employee's beneficiary or estate in the same manner as in Paragraph 2 herein.

     (c) Any stock issuance or payment made with respect to an Employee who has died shall be made or paid to the beneficiary now or hereafter designated by Employee to receive the proceeds of any group life insurance coverage provided for Employee by the Company. If no beneficiary has been so designated by Employee, or if Employee wishes to designate a different beneficiary hereunder, Employee may file with the Board of Directors (to the attention of the Corporate Secretary), a written designation of beneficiary under this Agreement, which designation may be revoked or changed at any time in writing only by the Employee. If no designation of beneficiary has been made under such life insurance coverage or filed with the Board of Directors, it is specifically agreed that distribution of the Restricted Shares and proceeds applicable to the Book Units hereunder shall be made by the Company to Employee's spouse, if surviving, and if not, to Employee's estate.


5.     ADJUSTMENTS
       -----------
     (a) In the event that there are changes in the capitalization of the Company during the Forfeiture Period or Accumulation Period affecting in any manner the number or kind of outstanding shares of common stock of the Company, whether such changes have been occasioned by declaration of stock dividends, stock split-ups, reclassification or recapitalization of such stock, or because the Company has merged or consolidated with another corporation, or for any reason whatsoever, then the number of Restricted Shares and Book Units granted hereunder shall be proportionately adjusted by the Board of Directors of the Company to whatever extent the Board of Directors determines, in its sole and absolute discretion, that any such change equitably requires an adjustment.

     (b) If the Company at any time should elect to dissolve, undergo a reorganization of split-up of its stock or merge or consolidate with any other corporation and the Company is not the surviving corporation, then (unless in the case of a reorganization, stock split-up, merger or consolidation, one or more of the surviving corporations assumes the obligations to the Employee hereunder or replaces this Agreement with a reasonably equivalent agreement), the Board of Directors of Company may thereupon accelerate grants of Restricted Shares and Book Units hereunder, reduce the applicable Forfeiture Period and Accumulation Period, or take such other action as the Board of Directors, in its sole and absolute discretion, deems equitable.

6.     EMPLOYMENT
--     ----------
     Nothing in the grant herein shall confer upon the Employee any right to continue in the employ of Company or affect in any way the right of Company to terminate Employee's employment at any time.

7.     TRANSFERABILITY
--     ---------------
     This Agreement is not transferable by Employee otherwise than by will or the laws of descent and distribution. This Agreement shall be binding upon and inure to the benefit of any successor to the Company and all persons lawfully claiming under Employee.


IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its officers thereunto duly authorized, and Employee has executed this Agreement, all on the day and year first above written.

ATTEST:                         THE  STEAK  N  SHAKE  COMPANY


By:                              By:
Secretary                              Peter  M.  Dunn,  President  and
                                   Chief  Executive  Officer


                              EMPLOYEE:

                                                      By:

                                  EXHIBIT 10.14

                        FORM OF THE STEAK N SHAKE COMPANY
                             STOCK OPTION AGREEMENT

THIS AGREEMENT, made this _________ by and between THE STEAK N SHAKE COMPANY, an Indiana corporation with its principal office at 36 South Pennsylvania Street, Indianapolis, Indiana (hereinafter called "Company") and ___________,
                                                               ------------
(hereinafter called "Grantee") pursuant to the terms, conditions and limitations contained in the Company's Employee Stock Option Plan (hereinafter called the "Plan").

     WITNESSETH  THAT:

WHEREAS, in the interests of affording an incentive to the Grantee to give his best efforts to the Company as a key employee, the Company wishes to provide that the Grantee shall have an option to buy shares of the common stock, without par value, ("Common Stock") of the Company:

NOW,  THEREFORE,  it  is  hereby  mutually  agreed  as  follows:

1. The Company hereby grants to the Grantee the right and option to purchase, on the terms and conditions hereinafter set forth, all or any part of an aggregate of _____ shares (hereinafter called "Subject Shares") of the
                   -----
presently authorized, but unissued, or treasury Common Stock of the Company at a purchase price of _____per share, exercisable in whole or in part from time to
                    -----
time subject to the limitation that no option may be exercised with respect to fewer than one hundred (100) shares unless there are fewer than one hundred
(100) shares then subject to purchase hereunder, in which event any exercise must be as to all such shares and subject to the further limitation that the options represented by this Agreement shall be exercisable only at such times and in such amounts as are set forth on Schedule I, attached hereto and made a part hereof. The option shall expire as to all Subject Shares on the _____
                                                                           -----
anniversary  date  of  this  Agreement  if not exercised on or before such date.

2. This option may not be exercised until all applicable federal and state securities requirements pertaining to the offer and sale of the securities issued pursuant to the Plan have been met and the Company has been advised by counsel that all applicable requirements have been met.

3. Subject to the limitation specified in Section 2 and Schedule I hereof, the Grantee may from time to time exercise this option by delivering a written notice of exercise and subscription agreement to the Secretary of the Company specifying the number of whole shares to be purchased, accompanied by payment in cash, by certified check, or bank cashier's check, of the aggregate option price of such number of shares; provided, however, that the Grantee may, with the approval of the Company's Executive Committee (the "Committee"), make payment in the form of delivery to the Company of Common Stock of the Company owned by the Grantee, the fair market value of which equals the aggregate option price, or by payment partially in cash and partially in Common Stock of the aggregate option price. For this purpose, any shares so tendered by the Grantee shall be deemed to have a fair market value equal to the average of the closing sales price for the shares on the New York Stock Exchange for the five trading days preceding the date of the exercise of the option. Upon the date of exercise of an option by tendering shares hereunder, the Grantee shall be awarded a new option to purchase that number of shares equal to the shares so tendered at an option price equal to the fair market value on the date of such exercise (the "Reload Option"). A Reload Option shall not apply to a subsequent exercise of a Reload Option by tendering shares. Such exercise shall be effective upon receipt by the Secretary of such written notice, subscription agreement and payment of the purchase price. Only the Grantee may exercise the option during the lifetime of the Grantee. No fractional shares may be purchased at any time hereunder.

4. If the Grantee ceases to be an employee of the Company or any of its subsidiaries for any reason other than retirement, permanent and total disability, or death, this option shall forthwith terminate. If the Grantee's employment by the Company or any of its subsidiaries is terminated by reason of retirement (which means such termination of employment as shall entitle the Grantee to benefits under the Company's 401k Plan or any successor plan of the Company or one of its subsidiaries), the Grantee may exercise this option in whole or in part at any time within three months after such retirement, but not later than the date upon which this option would otherwise expire. If the Grantee ceases to be an employee of the Company or any of its subsidiaries because of permanent or total disability, the Grantee may exercise this option in whole or in part at any time within one year after such termination of employment by reason of such disability, but not later than the date upon which this option would otherwise expire. The foregoing exercise provisions apply whether or not this option was otherwise vested at the date of the Grantee's retirement or termination of employment because of permanent and total disability.

5. If the Grantee dies while employed by the Company or any of its subsidiaries, within three months after the termination of his employment because of retirement, or within one year after the termination of his employment because of permanent or total disability, this option may be exercised in whole or in part by the executor, administrator, or estate beneficiaries of the Grantee at any time after the date of the Grantee's death but not later than the date upon which this option would otherwise expire. The foregoing exercise provisions apply whether or not this option was otherwise vested at the date of the Grantee's death.

6. Upon the effective exercise of the option, or any part thereof, certificates representing the shares so purchased, marked fully paid and non-assessable shall be delivered to the person who exercised the option. Until certificates representing such shares shall have been issued and delivered, the Grantee shall not have any of the rights or privileges of a shareholder of the Company in respect of any of such shares.

7. In the event that prior to the delivery by the Company of all the Subject Shares, there shall be an increase or reduction in the number of shares of Common Stock of the Company issued and outstanding by reason of any subdivision or consolidation of the Common Stock or any other capital adjustment, the number of shares then subject to this option shall be increased or decreased as provided in Section 9 of the Plan.

8. The option and the rights and privileges conferred by this Option Agreement shall not be assigned or transferred by the Grantee in any manner except by will or under the laws of descent and distribution. In the event of any attempted assignment or transfer in violation of this paragraph, the option, rights and privileges conferred by this Stock Option Agreement shall become null and void.

9. Nothing herein contained shall be deemed to create any limitation or restriction upon such rights as the
    Company would otherwise have to terminate a person as an employee of the Company.

10.     Any  notices  to  be  given  or  served  under  the terms of this Option
Agreement shall be addressed to the Secretary of the Company at 36 South Pennsylvania Street, Indianapolis, Indiana, 46204, and to the Grantee at the address set forth on page one of this Stock Option Agreement, or such other address or addresses as either party may hereafter designate in writing to the other. Any such notice shall be deemed to have been duly given or served, if and when enclosed in a properly sealed envelope or wrapper addressed as aforesaid, postage prepaid, and deposited in the United States mail.

11.      The interpretation by the Committee of any provisions of the Plan or of
this  Stock  Option  Agreement  shall  be  final  and  binding            on the
Grantee  unless  otherwise  determined  by  the  Company's  Board  of Directors.

12. This option is subject to all the terms, provisions and conditions of the Plan, which is incorporated herein by reference and to such regulations as may from time to time be adopted by the Committee. A copy of the Plan has been furnished to the Grantee and an additional copy may be obtained from the Company. In the event of any conflict between the provisions of the Plan and the provisions of this Stock Option Agreement, the terms, conditions and provisions of the Plan shall control, and this Stock Option Agreement shall be deemed to be modified accordingly.

13. This Stock Option Agreement is intended to grant an option which meets the requirements of stock options as defined in Section 422A of the Internal Revenue Code. Subject to and upon the terms, conditions and provisions of the Plan, each and every provision of this Stock Option Agreement shall be administered, construed and interpreted so that the option granted herein shall qualify as an incentive stock option.

14. This Stock Option Agreement shall be governed by the laws of the State of Indiana.


IN WITNESS WHEREOF, the Company and the Grantee have signed this Stock Option Agreement as of the day and year first above written.

                                        "COMPANY"

                                        By:  ___________________________________
ATTEST:

_________________________________          "GRANTEE"

                                        By:  ___________________________________








     SCHEDULE  I

     STOCK  OPTION  AGREEMENT  OF

                                 _______________
                                 Name of Grantee


Number  of  Shares     Exercisable  After          Installment     Cumulative
------------------     ------------------          -----------     ----------
Available
---------

                                  EXHIBIT 21.01

                            THE STEAK N SHAKE COMPANY


          State  of
              Wholly-owned  Subsidiaries     Incorporation  or  Organization
     -----------------------------------     -------------------------------

     Steak  n  Shake  Operations,  Inc.     Indiana

     SNSTM,  Inc.  *     Delaware

     Steak  n  Shake,  LP  **     Indiana

     Consolidated  Specialty  Restaurants,  Inc.     Indiana

     SNS  Investment  Company                              Indiana

*  Wholly-owned  subsidiary  of  Steak  n  Shake  Operations,  Inc.
** Limited partnership owned 99% by Steak n Shake Operations, Inc. and 1% by The Steak n Shake Company




                                  EXHIBIT 23.01

                            THE STEAK N SHAKE COMPANY

                        CONSENT OF DELOITTE & TOUCHE LLP




CONSENT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

We consent to the incorporation by reference in the Registration Statements No. 333-115727 on Form S-3 and No. 333-115728 on Form S-8 of our report dated November 22, 2004, incorporated by reference in the Annual Report on Form 10-K of The Steak n Shake Company for the year ended September 29, 2004.


/s/  Deloitte  &  Touche  LLP
Indianapolis,  Indiana
December  3,  2004

                                  EXHIBIT 23.02

                            THE STEAK N SHAKE COMPANY

                          CONSENT OF  ERNST & YOUNG LLP





CONSENT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-115728) pertaining to the Amended and Restated 1997 Capital Appreciation Plan, and the 2000, 2002, 2003 and 2004 Director Stock Option Plans and (Form S-3 No. 333-115727) and related prospectus for the public offering for sale of 53,832 shares of common stock and related preferred stock purchase rights of our report dated December 3, 2002, with respect to the consolidated financial statements of The Steak n Shake Company incorporated by reference in the Annual Report (Form 10-K) for the year ended September 29, 2004.


/s/  Ernst  &  Young  LLP
Indianapolis,  Indiana
December  3,  2004

                                                                   EXHIBIT 31.01


   CERTIFICATION PURSUANT TO RULE 13A-14(A)/15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF
                                      2002

I,  Peter  M.  Dunn,  certify  that:
     1. I have reviewed this annual report on Form 10-K of The Steak n Shake Company;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
     Date:  December  3,  2004

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

I,  Jeffrey  A.  Blade,  certify  that:
     1. I have reviewed this annual report on Form 10-K of The Steak n Shake Company;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
     Date:  December  3,  2004

                              /s/  Jeffrey  A.  Blade
                              -------------------------------
                              Jeffrey  A.  Blade
                              Senior  Vice  President  and
                              Chief  Financial  Officer








                                                                   EXHIBIT 32.01

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report of The Steak n Shake Company (the "Company") on Form 10-K for the period ending September 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/  Peter  M.  Dunn
--------------------
Peter  M.  Dunn,  President  and  Chief  Executive  Officer
December  3,  2004

/s/  Jeffrey  A.  Blade
-----------------------
Jeffrey  A.  Blade,  Senior  Vice  President  and
Chief  Financial  Officer
December  3,  2004