Form 10-Q
period 2004-12-22
STEAK & SHAKE CO
filed 2005-01-28
CIK 93859

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TWELVE WEEKS ENDED DECEMBER 22, 2004

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
Yes X No

Number of shares of Common Stock outstanding at January 17, 2005: 27,637,818

THE STEAK N SHAKE COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	December 22, 2004	September 29, 2004
	(Unaudited)
Current Assets
Cash, including cash equivalents of $25,720 in fiscal 2005
and $23,590 in fiscal 2004	$28,731	$25,150
Short-term investments	466	466
Receivables, net	4,391	4,123
Inventories	6,167	6,204
Deferred income taxes	2,891	2,755
Assets held for sale	1,756	1,756
Other current assets	5,904	4,946
Total current assets	50,306	45,400

Net Property and Equipment	389,574	382,868
Other Assets	5,239	5,195
Total assets	$445,119	$433,463
Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$23,596	$18,563
Accrued expenses	31,610	29,872
Current portion of senior note	6,775	6,775
Current portion of obligations under leases	3,770	3,730
Total current liabilities	65,751	58,940

Deferred Income Taxes	3,248	3,391
Deferred Credits and Other Liabilities	121	16
Obligations Under Leases	141,077	141,972
Senior Note	9,429	9,429

Commitments and Contingencies
Shareholders' Equity:
Common stock — $.50 stated value, 50,000,000 shares
authorized — shares issued: 30,332,839 in fiscal 2005 and in fiscal 2004	15,166	15,166
Additional paid-in capital	123,887	123,787
Retained earnings	120,907	115,776
Less: Unamortized value of restricted shares	(3,252)	(1,393)
Treasury stock — at cost: 2,695,021 shares in fiscal 2005;
2,846,560 shares in fiscal 2004	(31,215)	(33,621)
Total shareholders' equity	225,493	219,715
Total liabilities and shareholders’equity	$445,119	$433,463
See accompanying notes.

Condensed Consolidated Statements of Earnings
The Steak n Shake Company
(Unaudited)
(Amounts in thousands, except share and per share data)
	Twelve Weeks Ended
	December 22,	December 17,
	2004	2003
Revenues
Net sales	$125,504	$113,516
Franchise fees	1,023	957
Total revenues	126,527	114,473

Costs and Expenses
Cost of sales	29,626	26,571
Restaurant operating costs	62,522	57,133
General and administrative	10,831	9,135
Depreciation and amortization	5,701	5,553
Marketing	5,090	4,224
Interest	2,790	3,007
Rent	2,117	1,897
Pre-opening costs	559	380
Other income, net	(482)	(514)
Total costs and expenses	118,754	107,386

Earnings Before Income Taxes	7,773	7,087

Income Taxes	2,642	2,497

Net Earnings	$5,131	$4,590

Net Earnings Per Common and
Common Equivalent Share:
Basic	$.19	$.17
Diluted	$.18	$.17

Weighted Average Shares and Equivalents:
Basic	27,355,272	27,190,222
Diluted	27,886,772	27,498,629

See accompanying notes.

Condensed Consolidated Statements of Cash Flows The Steak n Shake Company (Unaudited)
(Amounts in $000's)	Twelve Weeks Ended
	December 22,	December 17,
	2004	2003
Operating Activities

Net earnings	$5,131	$4,590
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,701	5,553
Deferred income tax provision (benefit)	(279)	488
Loss on disposal of property and equipment	331	45
Changes in receivables and inventories	(231)	482
Changes in other assets	(1,321)	(841)
Changes in accounts payable and accrued expenses	7,292	(1,052)
Net cash provided by operating activities	16,624	9,265

Investing Activities
Additions of property and equipment	(12,773)	(7,412)
Purchase of short-term investments	-	(160)
Proceeds from disposal of property and equipment	354	1
Net cash used in investing activities	(12,419)	(7,571)

Financing Activities
Principal payments on lease obligations	(855)	(789)
Principal payments on long-term debt	-	(2,179)
Proceeds from exercise of stock options	231	281
Net cash used in financing activities	(624)	(2,687)

Increase (Decrease) in Cash and Cash Equivalents	3,581	(993)

Cash and Cash Equivalents at Beginning of Period	25,150	24,795

Cash and Cash Equivalents at End of Period	$28,731	$23,802

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
The Steak n Shake Company
(Unaudited)
(Amounts in $000's, except share and per share data)

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

    In the opinion of the Company, all adjustments considered necessary to present fairly the consolidated statement of financial position as of December 22, 2004, and the consolidated statements of earnings and cash flows for the twelve weeks ended December 22, 2004 and December 17, 2003, have been included.

    The consolidated statements of earnings for the twelve weeks ended December 22, 2004 and December 17, 2003 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2004.

Seasonal Aspects

    The Company has substantial fixed costs, which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes as compared to the third and fourth fiscal quarters. The Company may also be negatively affected by adverse weather during the first and fourth fiscal quarters as hurricanes and tropical storms may impact the Southeastern portion of the United States, where the Company has a significant number of restaurants.

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

	Twelve Weeks Ended
	December 22,	December 17,
	2004	2003

Net earnings, as reported	$5,131	$4,590
Less pro forma compensation expense, net of tax	(476)	(373)
Proforma net earnings	$4,655	$4,217

Basic earnings per share, as reported	$.19	$.17
Pro forma basic earnings per share	$.17	$.16

Diluted earnings per share, as reported	$.18	$.17
Pro forma diluted earnings per share	$.17	$.15

    In December of 2004, the Financial Accounting Standards Board ("FASB") reissued SFAS No. 123 as SFAS No. 123R, Share Based Compensation. Under
the revised SFAS, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-
date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. Additionally, the SFAS will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. The Company will be required to adopt the SFAS during the Company’s fourth quarter of fiscal 2005. The Company has not yet determined the impact that adopting this SFAS will have on its results of operations.

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

	Twelve Weeks Ended
	December 22,	December 17,
	2004	2003
Basic earnings per share:
Weighted average common shares	27,355,272	27,190,222

Diluted earnings per share:
Weighted average common shares	27,355,272	27,190,222
Diluted effect of stock options	531,500	308,407
Weighted average common and incremental shares	27,886,772	27,498,629

    Options to purchase 138,010 and 50,234 shares of common stock were excluded from the calculations of diluted earnings per share for the twelve weeks ended December 22, 2004 and December 17, 2003, respectively, as the options' exercise prices were greater than the average market price of the Company’s common stock.

Shareholders’ Equity

    During the twelve weeks ended December 22, 2004, the Company issued 125,500 shares of restricted common stock under its Capital Appreciation Plan to certain employees. The shares are restricted for a period of three years. The total value of the stock grant (based upon market value at the date of grant) of
$2,205 is recorded to unamortized value of restricted shares and is amortized to compensation expense ratably over the three-year period.

Net Property and Equipment

    Net property and equipment consists of the following:

	December 22,	September 29,
	2004	2004

Land	$150,131	$144,818
Buildings	145,161	143,998
Land and leasehold improvements	98,751	96,337
Equipment	156,181	153,409
Construction in progress	11,127	11,048
	561,351	549,610
Less accumulated depreciation and amortization	(171,777)	(166,742)
Net property and equipment	$389,574	$382,868

Other Assets
 Other assets consists of the following:

	December 22,	September 29,
	2004	2004
Other Assets	$4,072	$4,000
Intangible Assets	1,167	1,195
	$5,239	$5,195

    Other assets include capitalized software costs as well as deposits. Intangible assets are subject to amortization pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, and consist of "a right to operate." Amortization expense for the twelve week period ended December 22, 2004 was $28.
Annual amortization expense for each of the next four fiscal years is estimated to be approximately $120.

Deferred Credits and Other Liabilities

    Other liabilities included deferred amounts related to the Company's Non-Qualified Savings Plan.  During the first fiscal quarter of 2005, the Company adopted a Non-Qualified Savings Plan for its highly compensated employees.  The plan allows for the highly compensated employees to withhold amounts out of their salaries for retirement savings.  The plan includes an employee match equal to the amount of the match the employee would have received in  the Company's
401(k) plan.

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

    Activity related to the provision for restaurant closings is as follows:
	Balance at September 29, 2004	Non-cash charges during twelve weeks ended December 22, 2004	Cash charges during twelve weeks ended December 22, 2004	Adjustments to estimates during twelve weeks ended December 22, 2004	Balance at December 22, 2004
Asset write-downs	$3,058	(5)	-	-	$3,053
Lease termination costs	-	-	-	-	-
Closing costs	24	-	(11)	-	13
Total	$3,082	$(5)	$(11)	-	$3,066

	Balance at September 24, 2003	Non-cash charges during twelve weeks ended December 17, 2003	Cash charges during twelve weeks ended December 17, 2003	Adjustments to estimates during twelve weeks ended December 17, 2003	Balance at December 17, 2003
Asset write-downs	$4,860	(112)	-	-	$4,748
Lease termination costs	225	-	-	-	225
Closing costs	115	-	(14)	-	101
Total	$5,200	$(112)	$(14)	-	$5,074

Assets Held for Sale

    Assets held for sale consist of property and equipment related to the under-performing restaurants identified for disposal in fiscal 2003, and are comprised of the following: Land and Buildings - $1,546; Land and Leasehold Improvements - $146; and Equipment - $64.

Revolving Credit Agreement

    The Company's Revolving Credit Agreement expires on January 30, 2005.  The Company has agreed in principal to renew its Revolving Credit Agreement for $50,000 for an additional three years and is finalizing documentation.  The Company believes the agreement will be in place prior to the expiration of the existing agreement.

Supplemental Cash Flow Information

    During the twelve-week period ended December 22, 2004, the Company issued 125,500 shares of restricted stock under its Capital Appreciation Plan with a market value of $2,205. During the twelve-week period ended December 17, 2003, the Company issued 122,500 shares of restricted stock under its Capital Appreciation Plan with a market value of $1,844.

Subsequent Event

    On December 29, 2004 the Company completed the acquisition of Kelley Restaurants, Inc. for approximately $17,500, which includes adjustments for debt repayment, working capital and other items. Kelley Restaurants Inc, was the Company's largest franchisee and operates restaurants in the Atlanta, Georgia and Charlotte, North Carolina markets.  Due to the acquisition, 17 franchised restaurants became Company-owned. The President of Kelley Restaurants, Inc. is a member of the Company’s Board of Directors.

    This subsidiary is not expected to be a significant subsidiary, and accordingly, pro forma financial information has not been provided.

Reclassifications

    Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000's, except share and per share data)

    In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

Overview

The Steak n Shake Company reported higher revenues, net income, and diluted earnings per share in the twelve weeks ended December 22, 2004 as compared to the twelve weeks ended December 17, 2003. The Company's revenues increased by 10.5% to $126,527 compared to $114,473 for the same period last year. Net earnings increased 11.8% to $5,131 from $4,590, while diluted earnings per share increased to $0.18 from $0.17.

    The key to the Company's revenue growth was a 7.8% increase in same store sales. The same store sales growth is primarily attributable to increasing guest counts of 4.4% and menu price increases of 3.1%, which helped offset higher food costs in beef, dairy and tomato products.

    Management continues to prepare the Company for expansion while strengthening the foundation of the Company. The Company has now had eight consecutive quarters of positive same store sales as a result of efforts to strengthen the brand through the "virtuous cycle." The components of the virtuous cycle include: developing effective field leaders, improving associate satisfaction and training, growing guest counts, improving margins, and expanding the brand.

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

	Twelve Weeks Ended
	December 22,	December 17,
	2004	2003
Revenues
Net sales	99.2%	99.2%
Franchise fees	.8	.8
	100.0	100.0
Costs and Expenses
Cost of sales	23.6(1)	23.4(1)
Restaurant operating costs	49.8(1)	50.3(1)
General and administrative	8.6	8.0
Depreciation and amortization	4.5	4.9
Marketing	4.0	3.7
Interest	2.2	2.6
Rent	1.7	1.7
Pre-opening costs	.4	.3
Other income, net	(.4)	(.4)
Total costs and expenses	93.9	93.8

Earnings Before Income Taxes	6.1	6.2

Income Taxes	2.1	2.2

Net Earnings	4.1%	4.0%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended December 22, 2004 to Twelve Weeks Ended December 17, 2003
(Amounts in $000's, except share and per share data)

Revenues

    Net sales increased $11,988 (10.6%) to $125,504 primarily due to a 7.8% increase in same store sales. The 7.8% increase in same store sales reflects a continuation of the growth experience in the prior fiscal year when same store sales increased by 11.2%. This increase is due to both an increased guest count of 4.4% and increased check averages of 3.4%. The increase in check averages is due primarily to a weighted average price increase of 3.1%. Additionally, the Company's shake sales have increased by 24% in response to the Company's new shake flavors. The number of Company-owned Steak n Shake restaurants increased to
368 at December 22, 2004 compared to 353 at December 17, 2003.

Costs and Expenses

    Cost of sales increased $3,055 (11.5%) to $29,626 primarily due to increased net sales and higher food costs. Cost of sales as a percentage of net sales increased to 23.6% from 23.4%, primarily as a result of an increase in beef, dairy and tomatoes.  These commodity increases were partially offset by menu price increases.

    Restaurant operating costs increased $5,389 (9.4%) due to increased net sales. Restaurant operating costs as a percentage of net sales decreased to 49.8%
from 50.3%, primarily due to the leverage from same store sales gains and labor cost management.

    General and administrative expenses increased $1,696 (18.6%) to $10,831 and increased 0.6% as a percentage of sales. The increase over the prior year was due primarily to initial investments related to accelerated expansion, annualization of prior year initiatives, new product development costs, implementation of an annual Company wide recognition program, as well as a store fire that substantially damaged a restaurant in Florida.

    Depreciation and amortization expense increased $148 (2.7%) to $5,701 principally from property and equipment additions due to opening new restaurants.

    Marketing expense increased $866 (20.5%) to $5,090, and as a percentage of revenue increased to 4.0% from 3.7% in the same period in the prior fiscal year.
The increase is largely due to being on television in 16 additional markets in the current year versus the prior fiscal year quarter.

    Interest expense decreased $217 (7.2%) to $2,790 due to decreased net borrowings under the Company’s Senior Notes Agreement, combined with lower capital lease balances than the same period in the prior fiscal year.

    Rent expense increased $220 (11.6%) to $2,117 as a result of an increase in the number of leased properties since the prior year quarter and increased percentage rents over the prior fiscal year as a result of the strong sales increases.

    Pre-opening costs increased $179 (47.1%) to $559. This increase is due to the opening of three new restaurants and a rebuild unit in the current year versus three new unit in the prior year.  In addition, the Company incurred increased pre-opening costs for units opening in the second quarter compared to the prior fiscal year.

    Other income of $482 remained consistent with the prior year period of $514.

Income Taxes

    The Company's effective income tax rate decreased to 34.0% from 35.2% in the same period in the prior year, primarily due to increased FICA tax credits and
Work Opportunity Tax Credits.

Liquidity and Capital Resources

    The Company opened three Company-owned Steak n Shake restaurants and one franchised restaurant, and rebuilt one restaurant during the twelve weeks ended December 22, 2004. Ten new restaurants are currently under construction. For the twelve weeks ended December 22, 2004, capital expenditures totaled $12,773 as compared to $7,412 for the same period in the prior year.

    The Company anticipates opening 18 to 24 new Steak n Shake restaurants during fiscal year 2005. The new store openings will allow the Company to continue its expansion in newer markets such as Texas, while building its strong brand recognition and operating organization throughout the Midwest and Florida. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment is approximately $2,000. Total capital expenditures for fiscal year 2005 are estimated to be $45,000 to $55,000 which include corporate expenditures and existing location expenditures. The Company intends to fund future capital expenditures, and meet working capital needs using existing cash and investments and anticipated cash flows from operations.

    During the twelve weeks ended December 22, 2004, cash provided by operations totaled $16,624, compared to $9,265 in the same period in the prior year.
This increase in cash provided by operations is attributable primarily to increased net earnings, coupled with the timing of invoice payments. Net cash used in financing activities for the twelve weeks ended December 22, 2004, totaled $623 compared to $2,687 in the comparable prior period. This decline was due to there being no scheduled debt payments in the current year period.

    As of December 22, 2004, the Company had outstanding borrowings of $16,204 under its Senior Note Agreement and Private Shelf Facility ("Senior
Note Agreement") and $75,000 of additional borrowing capacity available. Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%.

    The Company also maintains a $30,000 Revolving Credit Agreement ("Revolving Credit Agreement") that bears interest based on LIBOR plus 75 basis points, or the prime rate, at the election of the Company, and matures on January 30, 2005. There were no borrowings under the Revolving Credit Agreement at December
22, 2004. The Company has agreed in principal to renew its Revolving Credit Agreement for $50,000 for an additional three years and is finalizing documentation.

    The Company's debt agreements contain restrictions which, among other things, require the Company to maintain certain financial ratios. The Company is in compliance with all restrictive covenants under these borrowing agreements at December 22, 2004.

Effects of Governmental Regulations and Inflation

    Most of the Company's employees are paid hourly rates related to federal and state minimum wage laws. Any increase in the legal minimum wage would directly increase the Company's operating costs. The Company is also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase their operating costs. In addition, the Company is subject to franchise registration requirements and certain related federal and state laws regarding franchise operations. Any changes in these laws could affect the Company’s ability to attract and retain franchisees.

    Inflation in food, labor, fringe benefits, and other operating costs directly affects the Company's operations. The Company’s results of operations have not been significantly affected by inflation in the recent past.

Risks Associated with Forward-Looking Statements

    Certain statements contained in this report contain forward-looking information. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as "anticipate", "believe", "expect", "may", "will", and other similar terminology. These statements speak only as of the date they were made and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Several factors, many beyond our control, could cause actual results to differ significantly from our expectations, such as the following: effectiveness of operating initiatives; changes in economic conditions; effectiveness of advertising and marketing initiatives; harsh weather conditions; availability and cost of qualified restaurant personnel; changes in consumer tastes; changes in consumer behavior based on publicity or concerns relating to food safety or food-borne illnesses; effectiveness of our expansion plans; changes in minimum wage rates; and changes in applicable accounting policies and practices. The foregoing list of important factors is not intended to be all-inclusive as other general market, industry, economic, and political factors may also impact our operations. Readers are cautioned not to place undue reliance on our forward-looking statements, as we assume no obligation to update forward-
looking statements. For further information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2004.

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
The existing Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 75 basis points or the prime rate, at the election of the Company.
Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At December 22, 2004, a hypothetical 100 basis point increase in short-term rates would have an immaterial impact on the Company's earnings.

    The Company purchases certain food products, which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions. The Company utilizes various purchasing and contract pricing techniques to minimize volatility, but does not enter into financial derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES

     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), the Company's
Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 22, 2004, in timely alerting the Company's management to material information required to be included in this Form 10-Q and other Exchange Act filings. There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal period ended December 22, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no pending legal proceedings involving the Company other than routine litigation incidental to its business. In the opinion of the Company's management, these proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

ITEM 5. OTHER INFORMATION

(a)    Non-audit Services

    During the period covered by the Quarterly Report on Form 10-Q, the Audit Committee of the Board of Directors approved the engagement of Deloitte &
Touche, LLP, the Company's registered independent public accounting firm, to perform the following non-audit services: engagement to perform certain services in connection with the Company's evaluation of the acquisition of Kelley Restaurants, Inc. This disclosure is made pursuant to Section 10A(i)(2) of the
Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1	Summary Compensation Sheet
10.2	Steak n Shake Company NonQualified Savings Plan
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer.
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2005.

THE STEAK N SHAKE COMPANY
(Registrant)

By /s/ Jeffrey A. Blade
Jeffrey A. Blade
Senior Vice President
and Chief Financial Officer