Form 10-K/A
period 2004-09-29
STEAK & SHAKE CO
filed 2005-05-20
CIK 93859

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
[Amendment No. 1]

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

DOCUMENTS INCORPORATED BY REFERENCE
               PARTS OF FORM 10-K INTO WHICH
IDENTITY OF DOCUMENT  DOCUMENT IS INCORPORATED
Registrant's Annual Report to Shareholders for fiscal year
ended September 29, 2004                          Part II

The definitive Proxy Statement to be filed with respect
to the 2005 Annual Meeting of Shareholders of Registrant         Part III

Explanatory Note

The purpose of this amendment on Form 10-K/A of The Steak n Shake Company ("the Company") for the fiscal year ended September 29, 2004 is to restate the Company's consolidated financial statements for the fiscal years 2004, 2003 and 2002 and related disclosures as described in Note 2 to the consolidated financial statements, including the selected financial data included herein as of and for the fiscal years 2004, 2003, 2002, 2001 and 2000. Additional information about the decision to restate these consolidated financial statements can be found in the Company's Current Report on Form 8-K, filed with the SEC on May 16, 2005.

For the convenience of the reader, this Form 10-K/A includes all of the information contained in the original report on Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update the disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on December 6, 2004. Accordingly, the Form 10-K/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including amendments to those filings. The following items have been amended as a result of the restatement:

•	Part II - Item 6 - Selected Financial Data
•	Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
•	Part II - Item 8 - Financial Statements and Supplementary Data
•	Part II - Item 9A - Controls and Procedures
•	Part IV - Item 15 - Exhibits and Financial Statement Schedules

We have not amended and do not intend to amend the Company's previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement other than the Form 10-K for the fiscal year ended September 29, 2004 and the Form 10-Q for the fiscal quarter ended December 22, 2004. For this reason, the consolidated financial statements, reports of independent registered accounting firms and related financial information for the affected periods contained in any other prior reports should no longer be relied upon.

Description of Restatement

Historically, when accounting for ground leases with renewal options, the Company depreciated its buildings over a period of 25 years (estimated economic life of buildings). In certain cases, the term of 25 years included both the initial lease term and certain renewal option periods under the lease. The Company recorded rent expense from the rent commencement date through the initial term of the lease. The restatement reflects rent expense being recognized on a straight-line basis over the lease term, including any additional cancelable option periods where failure to exercise such options would have resulted in an economic penalty.

Additionally, the Company had recognized rent expense for its operating leases using a lease term that commenced when rent payments began, which generally coincided with a point in time near the date the Company’s restaurants opened. This generally had the effect of excluding the restaurant build-out period (during which the Company typically made no rent payments) from the calculation of the period over which rent was expensed. The Company has determined that, under GAAP, it should have recognized rent expense over a lease term that included the build-out period, which, in most cases, will cause rent expense to be recognized sooner than previously reported. The restatement reflects rent expense beginning in the build-out period.

The Company has also determined that certain build-to-suit leases should have been treated as sale leaseback transactions to more fully reflect the provisions of Statement of Financial Accounting Standards No. 98, "Accounting for Leases" and Emerging Issues Task Force 97-10, "The Effect of Lessee Involvement in Asset Construction." Under an interpretation of the statement, the Company was determined to have continued involvement in the property, which required the proceeds from these build-to-suit leases to have been accounted for as a "finance obligations," reflected as a liability and amortized over the life of the related lease. The related assets should be depreciated over their estimated useful lives. The restatement reflects lease payments on the above mentioned leases being recorded as interest expense and debt repayment, as opposed to rent expense. In addition, the Company recorded additional depreciation expense for the related assets.

The total impact of the adjustments reduced the Company's net income for the fiscal years ended September 29, 2004, September 24, 2003, and September 25, 2002 by $71,000, $78,000 and $97,000 respectively. Additionally, beginning retained earnings for the fiscal year ended September 25, 2002 were reduced by $537,000.

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

The Steak n Shake Concept

We strive to be the best restaurant in the world at providing guests a genuine, classic community diner experience with STEAKBURGER™ sandwiches and hand-dipped milk shakes. We occupy a distinct niche in the restaurant industry by offering full-service dining with counter and dining room seating, as well as drive-thru and carryout service. Counter and dining room sales represent approximately two-thirds of the sales mix, while sales for off-premises dining represent approximately one-third of the sales mix. Unlike some fast-food restaurants, all Steak n Shake food is freshly prepared, cooked-to-order in view of the guest, and served promptly on china with flatware and glassware by a friendly team of wait staff. Our prices are generally less than most casual dining and family-style concepts with an average check of approximately $6.37 per person. The average check during the peak lunch and dinner hours is approximately $6.34 and $6.63, respectively.

We believe that Steak n Shake offers more compelling value and core menu items with a higher level of quality than competitor fast food and casual dining chains. For 70 years, Steak n Shake's menu has featured core items including STEAKBURGER™ sandwiches, thin and crispy french fries and hand-dipped milk shakes. We believe that our focus on certain menu items has allowed us to serve consistent, high-quality food, that has built brand loyalty with our guests. Menu items are prepared in accordance with our strict specifications using high-quality ingredients such as 100% pure U.S. beef, including cuts of T-bone, strip and sirloin steaks, in our STEAKBURGER™ sandwiches. Over the years, we have responded to changing guest tastes by providing greater menu variety without losing our focus or guest appeal. During the current year, we expanded our menu by offering Side-by-Side™ Milk Shakes and hot fudge shots for our milk shakes.

Expanding the Concept

Controlled growth into both new and existing trade areas has been a focus over the last several years. During fiscal year 2004, we opened sixteen new units and franchisees opened three new units, with the majority of new Company-owned units being built in the Ohio and Texas markets. This level of expansion has allowed us to build field organizational quality and stability while focusing on improving each and every guest experience through hospitality initiatives; improve the depth of the field organization through improved recruitment and higher retention; enhance training and staff development; and aggressively market the brand through unique differentiation brand marketing. The Company currently expects to open between eighteen and twenty-four Company-owned Steak n Shake restaurants in fiscal year 2005. The actual number of openings will depend on many factors, including the ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly associates.

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

Restaurant Locations

The following table lists the locations of the 425 Steak n Shake restaurants, including 60 franchised units, as of September 29, 2004:

	Company-Owned	Franchised	Total
Alabama	6	-	6
Florida	72	-	72
Georgia	7	16	23
Iowa	4	-	4
Illinois	57	6	63
Indiana	59	3	62
Kansas	4	-	4
Kentucky	6	8	14
Michigan	19	-	19
Mississippi	-	1	1
Missouri	43	14	57
North Carolina	-	6	6
Ohio	60	-	60
Oklahoma	-	1	1
Pennsylvania	3	-	3
South Carolina	2	-	2
Tennessee	9	5	14
Texas	13	-	13
Wisconsin	1	-	1
	_____	_____	_____
Total	365	60	425

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

The competition for attracting new managers is intense. Therefore, we foster a åpromote from withinæ approach. To develop the talented bench strength needed for continued internal promotions, people development is one of our highest priorities. As part of our commitment to improving our standards of execution, we emphasize strengthening the skills and capabilities of each restaurant team through innovative selection, development, evaluation, and reward systems. Associates are encouraged to learn new skills to foster their professional growth and to create greater opportunities for advancement. The management development process ensures that we not only meet our current management needs, but that we are also able to meet our future growth needs.

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

Branding

For 70 years we have embraced our heritage by offering a core product mix of STEAKBURGER™ sandwiches and hand-dipped milk shakes to our guests. As times have changed, we have enhanced our menu to offer new menu offerings to our guests. For instance, during the current year we added the innovative Side-by-Side™ milk shakes, which allows the guest to choose any two flavors of milk shakes and have them served side-by-side in one glass. This new concept has been well received by guests. Also introduced during fiscal year 2004 were the Sippable Sundae™, which includes adding hot fudge to any milk shake and the branded TAKHOMACARD™ gift card.

We communicate our niche value positioning to the consumer via a branded differentiation marketing strategy. Marketing platforms are product benefit directed and explain why Steak n Shake is superior to fast food alternatives by using a fun, irreverent, tongue-in-cheek humorous approach in our advertising campaigns. This "voice of the restaurant" defines our brand personality, recalling a day when life was simpler, friendlier, and less stressful. By coupling this branding approach with real consumer benefits, existing guests are encouraged to visit more often and new guests are encouraged to try a STEAKBURGER™ sandwich and a milk shake. Print, outdoor and local marketing promotions are also utilized, but the most effective and efficient media form remains television, as it sells Steak n Shake with sight, sound, motion, and emotion.

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

Trademarks

"Steak n Shake®", "Takhomasak®", "Famous For Steakburgers®", "FAXASAK®", "Original Steakburger®", "In Sight It Must Be Right®", "Steak n Shake - It’s a Meal®", "The Original Steakburger®", "The "Wing and Circle"® logo", "Steak n Shake Famous For Steakburgers®", "Steak n Shake In Sight it Must be Right®", "Takhomacup®", "Takhomasak®", and the Company’s "storefront design" ® are among the federally registered trademarks and servicemarks owned by the Company. "Takhomacard™", "Banawberry™", "Banocolate™", "Chocawberry™", "High-n-Low™", "Orangilla™", "Side-by-Side™", "Sippable Sundaes™", "Strawnilla™", "Up-n-Down™", "Vanawberry™", "Vanocha™" and "Vanocolate™" are among the trademarks and service marks owned by the Company for which federal registration applications are currently pending. The Company protects its trademark rights by appropriate legal action whenever necessary.

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

Shareholder Rights Plan

On May 16, 2001, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan"). Under the Plan, rights have been attached to the outstanding shares of Common Stock at the rate of one right for each share of Common Stock held by shareholders of record at the close of business on May 31, 2001. The rights will become exercisable only if a person or group of affiliated persons (an "Acquiring Person") acquires 15% or more of the Company's Common Stock or announces a tender offer or exchange offer that would result in the acquisition of 30% or more of the outstanding Common Stock. At that time, the rights may be redeemed at the election of the Board of Directors. If not redeemed, then prior to the acquisition by the Acquiring Person of 50% or more of the outstanding Common Stock of the Company, the Company may exchange the rights (other than rights owned by the Acquiring Person, which would have become void) for Common Stock (or other securities) of the Company on a one-for-one basis. If not exchanged, the rights may be exercised and the holders may acquire one one-hundredth of a share of Preferred Stock of the Company for $40.00. Each one one-hundredth of a share of Preferred Stock carries the same voting rights as one share of Common Stock. Each right may also be exchanged for shares of the Company’s Common Stock having a value of tow times the exercise price. If the Acquiring Person engages in a merger or other business combination with the Company, the rights would entitle the holders to acquire shares of the Acquiring Person having a market value equal to twice the exercise price of the rights. The Plan will expire in May 2011. The Plan is intended to protect the interests of the Company's shareholders against certain coercive tactics sometimes employed in takeover attempts.

Information Available on our Web Site

We make available through our web site, free of charge, our filings with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after we file them electronically with, or furnish them to, the SEC. The reports we make available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents. In addition, corporate governance documents such as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistleblower Policy, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, and Audit Committee Charter are posted on our web site and are available without charge upon written request. The Company web site link is www.steaknshake.com and the link to SEC filings and corporate governance documents is www.steaknshake.com/investing.html. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K/A.

Executive Officers of the Registrant

The following table sets forth, as of September 29, 2004, the names, ages, and positions held with the Company and its subsidiaries, and the date on which service in such capacities began, of the executive officers of the Company and its subsidiaries:

Name	Age	Position with Company	Since

Kevin F. Beauchamp	47	Vice President -
		The Steak n Shake Company	1993
		Steak n Shake Operations, Inc.	1997
Jeffrey A. Blade	43	Senior Vice President, Chief Financial Officer -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
B. Charlene Boog	72	Associate Vice President -
		The Steak n Shake Company	1997
Roxanne Crosby	51	Senior Vice President -
		The Steak n Shake Company	2003
		Steak n Shake Operations, Inc.	2003
Kevin E. Dooley	61	Vice President -
		Steak n Shake Operations, Inc.	1993
Peter Dunn(1)	49	President -
		The Steak n Shake Company	2002
		Steak n Shake Operations, Inc.	2002
		Chief Executive Officer -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
Kenneth L. Faulkner	41	Vice President -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
Duane E. Geiger	41	Vice President -
		The Steak n Shake Company	2000
		Steak n Shake Operations, Inc.	2000
Alan B. Gilman(1)	74	Chairman -
		The Steak n Shake Company	2003
		Steak n Shake Operations, Inc.	2003
William H. Hart	55	Vice President -
		Steak n Shake Operations, Inc.	1991
Bradley Manns	35	Vice President -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
David C. Milne	37	General Counsel -
		The Steak n Shake Company	2003
		Steak n Shake Operations, Inc.	2003
		Secretary -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
Gary T. Reinwald	56	Executive Vice President -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
Gary S. Walker	44	Senior Vice President -
		The Steak n Shake Company	1998
		Steak n Shake Operations, Inc.	1998
Douglas D. Willard	45	Vice President -
		Steak n Shake Operations, Inc.	2003
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

Restaurant Lease Expirations

Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:

	Number of Leases Expiring
Calendar Year	SNS	SIC

2005 - 2009	5	0
2010 - 2014	2	0
2015 - 2019	5	0
2020 - 2024	13	0
2025 - 2029	14	0
Beyond	185	7
	224	7

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Range/Stock Trading
The Common Stock of The Steak n Shake Company is traded on the New York Stock Exchange ("NYSE") under the symbol SNS. Stock price quotations can be found in major daily newspapers and in The Wall Street Journal. The high and low closing sales prices for the Company's Common Stock, as reported on the NYSE for each quarter of the Company's past two fiscal years, are shown below:

	2004		2003
	High	Low	High	Low

First Quarter	$18.13	$14.50	$11.63	$9.97
Second Quarter	$21.70	$17.21	$10.52	$8.89
Third Quarter	$20.38	$17.04	$15.25	$9.60
Fourth Quarter	$18.51	$16.38	$16.04	$14.05

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported by the Company in its current report on Form 8-K filed on February 19, 2003, the Audit Committee decided to change the Company’s independent registered public accountants and replaced Ernst & Young LLP with Deloitte & Touche LLP. There were no disagreements or reportable events with the Company's auditors during the two-year period ended September 29, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)) as of September 29, 2004, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, after consideration of the restatement described in Note 2 in the consolidated financial statements, that the Company’s disclosures controls and procedures are effective in timely alerting the Company’s management to material information required to be included in this Form 10-K/A and other Exchange Act filings.

There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 29, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

The Company has made changes in its internal controls over financial reporting since the date of the original filing. In connection with correcting its lease accounting methodology, the Company has instituted the following procedures:

•
 Use of a consistent lease period (generally, the initial non-cancelable lease term plus certain option periods where failure to exercise such options would result in an economic penalty) when calculating depreciation of leasehold improvements, in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease;

•	Commencement of the lease term and straight-line rent expense on the date when the Company takes possession and the right to control use of the leased premises;
•	Further review of leases to determine the appropriate treatment for financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included in Appendix A in the Company’s definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

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

3. Exhibits. The following exhibits are filed as a part of this Annual Report on Form 10-K/A.

3.01
Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002. (Incorporated by reference to the Registrant's definitive Proxy Statement dated December 19, 2001, related to the 2002 Annual Meeting of Shareholders).

3.02
Restated Bylaws of The Steak n Shake Company, as amended, dated July 16, 2004. (Incorporated by reference to Exhibit 3.02 to the Registrant's Annual Report on
Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).

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

4.09         Third Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated May 22, 2003 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for
                the fiscal quarter ended April 9, 2003).

4.10
Amendment No. 3 dated September 17, 2003 to the Amended and Restated Note Purchase and Private Shelf Agreement dated September 20, 2002. (Incorporated by reference to Exhibit 4.10 to the Registrant's Annual Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).

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

10.06 *    Form of option agreement related to 2000 Non-employee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit
                10.22 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 5, 2000).

10.07 *   Form of option agreement related to 2002 Non-employee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit
               10.22 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 19, 2001).

10.08 *
The Steak n Shake Company Incentive Bonus Plan approved by the Company's Board of Directors on February 12, 2003. (Incorporated by reference to
Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2003).

10.09 *    The Steak n Shake Company’s 2003 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on
                 Form 10-K for the year ended September 24, 2003).

10.10 *     Letter from Registrant to Peter Dunn dated July 25, 2002. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-
                  K for the year ended September 24, 2003).

10.11 *
The Steak n Shake Company Amended and Restated 1997 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant’s definitive Proxy Statement dated December 19, 2003 related to the 2004 Annual Meeting of Shareholders).

10.12 *
The Steak n Shake Company 2004 Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant’s definitive Proxy Statement dated
December 19, 2003 related to the 2004 Annual Meeting of Shareholders).

10.13 *    Form of The Steak n Shake Company Capital Appreciation Agreement. (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual
                Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).

10.14 *    Form of The Steak n Shake Company Stock Option Agreement.(Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on
                 Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).

13.01	Portions of the Annual Report to Shareholders for the Year Ended September 29, 2004 incorporated by reference into this Form 10-K/A.

14.01       The Steak n Shake Company Conflicts of Interest and Standards of Business Ethics Policy. (Incorporated by reference to Exhibit 14.01 to the
         Registrant’s Annual Report on Form 10-K for the year ended September 24, 2003).

21.01	Subsidiaries of the Registrant.

23.01	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

23.02	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.01	Section 1350 Certifications.

* Indicates management contract or compensatory plans or arrangements required to be filed as an Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2005.

THE STEAK N SHAKE COMPANY
By: /s/ Jeffrey A. Blade________
Jeffrey A. Blade
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on May 20, 2005.

/s/ Jeffrey A. Blade	Senior Vice President and Chief Financial Officer
Jeffrey A. Blade	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter M. Dunn	Chief Executive Officer and Director
Peter M. Dunn	(Principal Executive Officer)

/s/ Alan B. Gilman	Chairman and Director
Alan B. Gilman

/s/ Wayne L. Kelley	Director
Wayne L. Kelley

/s/ Charles E. Lanham	Director
Charles E. Lanham

/s/ Ruth J. Person	Director
Ruth J. Person

/s/ J. Fred Risk	Director
J. Fred Risk

/s/ Dr. John W. Ryan	Director
Dr. John W. Ryan

/s/ Stephen M. Schmidt	Director
Stephen Schmidt

/s/ James Williamson, Jr.	Director
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
                                            Proxy Statement dated December 19, 2001 related to the 2002 Annual Meeting of Shareholders).

3.02
Restated Bylaws of The Steak n Shake Company, as amended, dated July 16, 2004. (Incorporated by reference to Exhibit 3.02 to the Registrant's
Annual Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).

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

  4.10  Amendment No. 3 dated September 17, 2003 to the Amended and Restated Note Purchase and Private Shelf Agreement dated September 20,
           2002. (Incorporated by reference to Exhibit 4.10 to the Registrant's Annual Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).

(9)    No exhibit.

(10)              10.01*Letter from the Registrant to Alan B. Gilman dated June 27, 1992. (Incorporated by reference to Exhibit 19.13 to the Registrant's Quarterly
                                            Report on Form 10-Q for the fiscal quarter ended July 1, 1992).

                                 10.02*Retirement Agreement by and between S. Sue Aramian and the Registrant dated August 15, 2001. (Incorporated by reference to Exhibit 10.05 to the Registrant's Annual Report on Form 10-K for the year ended September 26, 2001).

 10.03*Consolidated Products, Inc. 1995 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy
                        Statement dated January 12, 1995 related to the 1995 Annual Meeting of Shareholders).

 10.04*Consolidated Products, Inc. 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant's definitive Proxy
             Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).

 10.05*Amendment No. 1 to The Steak n Shake Company's (formerly Consolidated Products, Inc.) 1997 Employee Stock Option Plan. (Incorporated
            by reference to the Appendix to the Registrant's definitive Proxy Statement dated December 19, 2001 related to the 2002 Annual Meeting of
            Shareholders).

 10.06*Form of option agreement related to 2000 Non-employee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 5, 2000).

 10.07*From of option agreement related to 2002 Non-employee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 19, 2001).

 10.08*The Steak n Shake Company Incentive Plan approved by the Company's Board of Directors on February 12, 2003. (Incorporated by
             reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2003).

 10.09*The Steak n Shake Company’s 2003 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on
             Form 10-K for the year ended September 24, 2003).

                 10.10*Letter from Registrant to Peter Dunn dated July 25, 2002. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-
                            K for thehe year ended September 24, 2003).

                 10.11*The Steak n Shake Company Amended and Restated 1997 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the
                            Registrant’s definitive Proxy Statement dated December 19, 2003 related to the 2004 Annual Meeting of Shareholders).

                10.12*The Steak n Shake Company 2004 Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant’s definitive
                            Proxy Statement dated December 19, 2003 related to the 2004 Annual Meeting of Shareholders).

               10.13*Form of The Steak n Shake Company Capital Appreciation Agreement. (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual
                          Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).

               10.14*Form of The Steak n Shake Company Stock Option Agreement. (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual
                          Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).

(11)    No exhibit.

(12)    No exhibit.

(13)              13.01  Portions of the Annual Report to Shareholders for the Year Ended September 29, 2004 incorporated by reference into this Form 10-K/A.

(14)              14.01  The Steak n Shake Company Conflicts of Interest and Standards of Business Ethics Policy. (Incorporated by reference to Exhibit 14.01 to the
                                            Registrant’s Annual Report on Form 10-K for the year ended September 24, 2003).

(18)    No exhibit.

(21)               21.01  Subsidiaries of the Registrant.

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

EXHIBIT 13.01 - Annual Report to Shareholders for the Year Ended September 29, 2004

SELECTED FINANCIAL AND OPERATING DATA, AS RESTATED (UNAUDITED)
The Steak n Shake Company
(All dollar amounts in thousands, except per share data)
	2004(1)	2003(1)		2002(1)	2001(1)	2000(1)

Statement of Earnings Data :
Revenues	$553,692	$499,104		$459,014	$445,191	$406,047
Earnings from continuing operations	27,591	20,861	(2)	22,992	20,718	21,423
Discontinued operations	—	—		—	—	(3,715)	(3)
Net earnings	$27,591	$20,861		$22,992	$20,718	$17,708
Per Share Data:
Basic Earnings Per Common Share:
Continuing operations	$1.01	$.77		$.83	$.72	$.73
Discontinued operations	—	—		—	—	(.13)	(3)
Basic earnings per share	$1.01	$.77		$.83	$.72	$.60
Diluted Earnings Per Common and
Common Equivalent Share:
Continuing operations	$1.00	$.77		$.82	$.72	$.73
Discontinued operations	—	—		—	—	(.13 )	(3)
Diluted earnings per share	$1.00	$.77		$.82	$.72	$.60

Basic Weighted Average Shares (in thousands)	27,385	27,010		27,814	28,707	29,263
Diluted Weighted Average
Shares and Share Equivalents (in thousands)	27,711	27,110		27,986	28,716	29,339

Statement of Financial Position Data:
Total assets	$435,853	$417,174		$398,582	$374,250	$349,358
Long-term debt:
Obligations under leases	144,647	147,957		151,502	139,014	116,654
Revolving line of credit	—	—		—	—	12,695
Senior notes	9,429	16,203		24,419	28,379	25,522
Shareholders' equity	$218,932	$187,903		$166,421	$161,467	$148,857

SELECTED FINANCIAL AND OPERATING DATA, AS RESTATED (UNAUDITED)
The Steak n Shake Company

	2004	2003	2002	2001	2000
Other Data: (4)
Number of Restaurants:
Company-owned	365	356	348	332	313
Franchised	60	57	56	56	54
	425	413	404	388	367

Number of Employees	20,000	20,000	20,000	19,000	18,000
Number of Shareholders	13,500	13,500	12,500	11,500	12,000

(1)	Amounts for all fiscal years have been restated from amounts previously reported to reflect the effects of the restatement discussed in Note 2 to the Consolidated Financial Statements.
(2)	In 2003, the Company recorded a charge of $5,200 ($3,360 net of income taxes or $.13 per diluted share) related to the disposal of nine under-performing restaurants.
(3)	In 2000, the Company recorded a charge for the loss on disposal of discontinued operations of the Specialty Restaurant segment of $3,715 ($2,400 net of income taxes or $.08 per diluted share).
(4)	Data presented is not required by generally accepted accounting principles but provides an important measure of Company performance.

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

Overview
    The Company recently reviewed its lease accounting and determined it was appropriate to restate its consolidated financial statements for the fiscal years 2002 through 2004 and for the first quarter of fiscal 2005. See Note 2 to the accompanying consolidated financial statements for more information. The following management's discussion and analysis gives effect to such restatements.

    The Steak n Shake Company reported higher revenues, net income and diluted earnings per share in the year ended September 29, 2004 as compared to the prior year. The Company’s revenues increased by 10.9% to $553,692 compared to $499,104 for the same period last year. Net earnings increased 32.3% to $27,591 from $20,861 in the prior year, while diluted earnings per share increased to $1.00 from $0.77 (prior year period included a $3,400 charge, net of tax, or $.13 per diluted share, for closing nine underperforming restaurants).

    The key to the Company’s revenue growth was a 7.7% increase in same store sales (excluding the impact of an additional week in fiscal 2004). The same store sales growth is primarily attributable to increasing guest counts by 3.9% and a higher average check of 3.8%, which was aided by a 2.9% menu price increase. These sales gains helped offset higher food costs in beef, poultry, and dairy products.

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

Property and Equipment
Property and equipment are recorded at cost with depreciation and amortization being recognized on the straight-line method over the estimated useful lives of the assets (15 to 25 years for building and land improvements, 3 to 10 years for equipment, and the shorter of the estimated useful life or the lease term for leasehold improvements). The Company reviews its restaurants for impairment on a restaurant-by-restaurant basis when events or circumstances indicate a possible impairment. The Company tests for impairment by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total estimated future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss is recognized in earnings. Because depreciation and amortization expense is based upon useful lives of assets and the net salvage value at the end of their lives, significant judgment is required in estimating this expense. Additionally, the future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were to be sold, and other financial and economic assumptions. Accordingly, management believes that accounting estimates related to property and equipment are critical.

Insurance Reserves
The Company self-insures a significant portion of expected losses under its workers' compensation, general liability, and auto liability insurance programs. The Company purchases reinsurance for individual and aggregate claims that exceed predetermined limits. The Company records a liability for all unresolved claims and its estimate of incurred but not reported ("IBNR") claims at the anticipated cost to the Company. The liability estimate is based on information received from insurance companies, combined with management's judgments regarding frequency and severity of claims, claims development history, and settlement practices. Significant judgment is required to estimate IBNR claims as parties have yet to assert a claim and therefore the degree to which injuries have been incurred, and the related costs, have not yet been determined. Additionally, estimates about future costs involve significant judgment regarding legislation, case jurisdictions and other matters. Accordingly, management believes that estimates related to self-insurance reserves are critical. The Company’s reserve for self-insured liabilities at September 29, 2004 and September 24, 2003 was $4,298 and $3,519, respectively. If the Company were to change its assumptions used in estimating the reserve by 10%, the impact on net earnings would be approximately $724 of additional expense.

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

Results of Operations
In the following table is set forth the percentage relationship to total revenues, unless otherwise noted, of items included in the Company's consolidated statements of earnings for the periods indicated:

	2004	2003	2002
Revenues
Net sales	99.2%	99.2%	99.2%
Franchise fees	.8	.8	.8
	100.0	100.0	100.0
Costs and Expenses
Cost of sales	23.6(1)	22.9(1)	23.1(1)
Restaurant operating costs	49.2(1)	49.6(1)	48.8(1)
General and administrative	7.7	7.6	7.5
Depreciation and amortization	4.5	4.9	5.1
Marketing	4.2	3.8	3.5
Interest	2.4	2.7	3.1
Rent	1.6	1.6	1.6
Provision for restaurant closings	(.1)	1.0	—
Pre-opening costs	.4	.4	.5
Other income, net	(.4)	(.4)	(.4)

Earnings Before Income Taxes	7.7	6.5	7.8

Income Taxes	2.7	2.3	2.8

Net Earnings	5.0%	4.2%	5.0%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

(Amounts in $000s)
Year Ended September 29, 2004 to Year Ended September 24, 2003

Revenues
    Net sales increased $53,853 (10.9%) to $549,130, due to a 7.7% increase in same store sales and an additional week in the current year which netted $9,500 in incremental sales. The increase in same store sales is due to increased customer counts of 3.9% and increased check average of 3.8%. The increase in same store sales is attributed to increased television advertising spending in select markets as well as gains from new menu items such as the Side-by-Side™ Milk Shakes. The increase in check average resulted primarily from a 2.9% weighted average menu price increase compared to the prior year. The Company had 365 Company-owned Steak n Shake restaurants operating at September 29, 2004, compared to 356 at September 24, 2003.

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

    Depreciation and amortization expense increased $540 (2.2%) to $24,858. The increase is primarily due to the opening of 16 Company-owned restaurants in the current year.

    Marketing expense increased $4,250 (22.5%) to $23,106, principally as a result of adding 16 new television markets in the current year. Over 90% of our restaurants are now supported by television advertising.

    Interest expense decreased $571 (4.2%) to $13,079 due to a decline in weighted average borrowings outstanding from principal repayments on long-term debt and capital lease obligations of $11,876 during the year.

    Rent expense increased $604 (7.5%) to $8,626 as a result of increased percentage rents over the prior year due to increased net sales.

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

    Depreciation and amortization expense increased $1,075 (4.6%) to $24,318 primarily from property and equipment additions due to opening thirteen new Company-owned restaurants in 2003.

    Marketing expense increased $2,794 (17.4%) to $18,856, and as a percentage of revenue increased to 3.8% from 3.5% in 2002. This increase is primarily attributable to additional television marketing in several key Midwestern and Southeastern markets, combined with increased promotional marketing.

    Interest expense decreased $690 (4.8%) to $13,650 due to principal repayments on long-term debt and capital leases of $7,214 during 2003.

    Rent expense increased $881 (12.3%) to $8,022 as increased sales resulted in higher percentage rent payments.

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

Liquidity and Capital Resources
    The Company generated $47,529 in cash flows from operations during 2004, primarily due to $27,591 in net earnings and depreciation and amortization charges of $24,858. Increases in receivables, inventories and other assets, due to an increased restaurant base, offset $5,079 of the net income and depreciation and amortization amounts. Cash flows from operations in 2003 were primarily due to $20,861 in net earnings, depreciation and amortization charges of $24,318, and a non-cash charge for restaurant closings of $5,200. Modest increases in receivables, inventories and other assets were offset by similar increases in accounts payable and accrued liabilities, most of which is attributable to the increase in Company-owned restaurants over 2002 and timing of vendor and tax payments.

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

Contractual Obligations

The Company's significant contractual obligations and commitments as of September 29, 2004 are shown in the following table.

	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(1)	$7,967	$7,345	$2,761	$773	$18,846
Capital leases and finance obligations(1)	16,142	31,612	31,144	114,226	193,124
Operating leases	6,899	13,588	12,568	31,656	64,711
Purchase commitments (2)	3,289	-	-	-	3,289
Total	$34,297	$52,545	$46,473	$146,655	$279,970

 (1)  Payments include principal and interest.
(2)	Primarily represents cost of sales components in which minimum volume is defined in contract terms.

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

-
Our menu offerings include STEAKBURGER™ sandwiches, chicken sandwiches, french fries, and hand-dipped Milk Shakes. If consumer tastes change and we are unable to meet these changes in demand, our results may be negatively affected.

-
Our menu offerings include beef, poultry, and dairy products. If concerns or negative publicity arise surrounding food safety or food-borne illnesses, consumer behavior may change related to our products, and our sales and operating results may be negatively affected.

-
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

FINANCIAL STATEMENTS AND SCHEDULES

Consolidated Statements of Earnings
The Steak n Shake Company
(Years ended September 29, 2004, September 24, 2003 and September 25, 2002)
(Amounts in $000s except share and per share data)
	2004 (53 Weeks) (as restated, see note 2)	2003 (52 weeks) (as restated, see note 2)	2002 (52 weeks) (as restated, see note 2)
Revenues:
Net sales	$549,130	$495,277	$455,359
Franchise fees	4,562	3,827	3,655
Total revenues	553,692	499,104	459,014

Costs and Expenses:
Cost of sales	129,458	113,496	105,325
Restaurant operating costs	270,057	245,524	222,434
General and administrative	42,364	37,909	34,215
Depreciation and amortization	24,858	24,318	23,243
Marketing	23,106	18,856	16,062
Interest	13,079	13,650	14,340
Rent	8,626	8,022	7,141
Provision for restaurant closings	(394)	5,200	—
Pre-opening costs	2,098	1,889	2,212
Other income, net	(1,998)	(2,064)	(1,853)
Total costs and expenses	511,254	466,800	423,119

Earnings Before Income Taxes	42,438	32,304	35,895
Income Taxes	14,847	11,443	12,903
Net Earnings	$27,591	$20,861	$22,992

Basic Earnings Per Common and
Common Equivalent Share	$1.01	$.77	$.83
Diluted Earnings Per Common and
Common Equivalent Share	$1.00	$.77	$.82

Weighted Average Shares and Equivalents:
Basic	27,385,447	27,010,024	27,814,482
Diluted	27,710,643	27,110,065	27,985,911
See accompanying notes.

Consolidated Statements of Financial Position
The Steak n Shake Company
(September 29, 2004 and September 24, 2003)
(Amounts in $000s except share and per share data)
	2004 (as restated, see note 2)	2003 (as restated, see note 2)
Assets:
Current Assets Cash, including cash equivalents of $23,590 in 2004
and $22,975 in 2003	$25,150	$24,795
Short-term investments	466	949
Receivables, net	4,123	3,471
Inventories	6,204	5,757
Deferred income taxes	2,755	2,470
Assets held for sale	1,756	-
Other current assets	4,946	1,814
Total current assets	45,400	39,256
Property and Equipment
Land	144,818	134,779
Buildings	148,802	141,100
Land and leasehold improvements	95,234	91,793
Equipment	153,409	142,195
Construction in progress	11,048	8,274
	553,311	518,141
Less accumulated depreciation and amortization	(168,053)	(151,003)
Net property and equipment	385,258	367,138
Other Assets	5,195	10,780
Total assets	$435,853	$417,174
Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$18,563	$17,461
Accrued expenses	29,379	32,286
Current portion of senior note	6,775	8,215
Current portion of obligations under leases	3,887	3,540
Total current liabilities	58,604	61,502
Deferred Income Taxes	2,969	2,492
Other Long-term Liabilities	1,272	1,117
Obligations Under Leases	144,647	147,957
Senior Note	9,429	16,203

Commitments and Contingencies
Shareholders' Equity:
Common stock — $.50 stated value, 50,000,000 shares
authorized — shares issued: 30,332,839 in 2004
and 2003	15,166	15,166
Additional paid-in capital	123,787	123,180
Retained earnings	114,993	87,402
Less: Unamortized value of restricted shares	(1,393)	(195)
Treasury stock — at cost: 2,846,560 shares in 2004;
3,264,165 shares in 2003	(33,621)	(37,650)
Total shareholders' equity	218,932	187,903
Total liabilities and shareholders’equity	$435,853	$417,174
See accompanying notes.

Consolidated Statements of Cash Flows
The Steak n Shake Company
(Years ended September 29, 2004, September 24, 2003 and September 25, 2002)
(Amounts in $000s)
	2004 (53 Weeks) (as restated, see note 2)	2003 (52 Weeks) (as restated, see note 2)	2002 (52 Weeks) (as restated, see note 2)
Operating Activities:
Net earnings	$27,591	$20,861	$22,992
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	24,858	24,318	23,243
Provision for deferred income taxes	192	(1,934)	(1,349)
Provision for restaurant closings	(394)	5,200	—
(Gain) loss on disposal of property	732	(457)	289
Changes in receivables and inventories	(1,099)	(1,067)	2,116
Changes in other assets	(3,980)	(2,443)	(1,501)
Changes in accounts payable and accrued expenses	(371)	6,351	9,341
Net cash provided by operating activities	47,529	50,829	55,131
Investing Activities:
Additions of property and equipment	(46,278)	(30,707)	(41,351)
Proceeds from property and equipment disposals	2,684	1,632	2,352
Proceeds from sale of short-term investments	1,104	171	9,270
Purchase of short-term investments	(621)	(509)	(6,380)
Purchase of long-term investments	—	—	(10,000)
Proceeds from long-term investments called or sold	5,095	5,000	—
Net cash used in investing activities	(38,016)	(24,413)	(46,109)
Financing Activities:
Principal payments on long-term debt	(8,215)	(3,960)	(3,960)
Proceeds from equipment and property leases	600	—	13,511
Principal payments on lease obligations	(3,661)	(3,380)	(3,474)
Proceeds from exercise of stock options	851	167	125
Stock repurchases	—	(989)	(19,702)
Proceeds from employee stock purchase plan	1,267	1,255	1,049
Net cash used in financing activities	(9,158)	(6,907)	(12,451)

Increase (Decrease) in Cash and Cash Equivalents	355	19,509	(3,429)
Cash and Cash Equivalents at Beginning of Year	24,795	5,286	8,715

Cash and Cash Equivalents at End of Year	$25,150	$24,795	$5,286

See accompanying notes.

Consolidated Statements of Shareholders' Equity
The Steak n Shake Company
(Years ended September 29, 2004, September 24, 2003 and September 25, 2002)

(Amounts in $000s except share data)

	Common	Additional Paid-In	Retained	Unamortized Value of Restricted	Treasury Stock
	Stock	Capital	Earnings	Shares	Shares	Amount

Balance at September 26, 2001 (as previously reported)	$15,075	$122,522	$44,087	$(927)	1,982,201	$(18,752)
Prior period adjustment			(537)
Balance at September 26, 2001 (as restated, see note 2)	$15,075	$122,522	$43,550	$(927)	1,982,201	$(18,752)
Net earnings (as restated, see note 2)			22,992
Shares exchanged to exercise stock options					136,556	(1,863)
Shares reissued to exercise stock options					(229,480)	1,988
Shares repurchased under Stock Buyback Program					1,488,329	(19,702)
Shares granted under Capital Appreciation Plan				(32)	(3,000)	32
Changes in unamortized value of shares granted under Capital Appreciation Plan				635
Tax effect relating to stock options		(147)
Shares issued for Employee Stock Purchase Plan	91	959

Balance at September 25, 2002 (as restated, see note 2)	15,166	123,334	66,542	(324)	3,374,606	(38,297)
Net earnings (as restated, see note 2)			20,861
Shares exchanged to exercise stock options					126,577	(1,787)
Shares reissued to exercise stock options					(168,214)	1,954
Shares repurchased under Stock Buyback Program					98,800	(989)
Shares granted under Capital Appreciation Plan				(214)	(20,000)	214
Changes in unamortized value of shares granted under Capital Appreciation Plan				343
Tax effect relating to stock options		(154)
Shares issued for Employee Stock Purchase Plan					(147,604)	1,255
Other			(1)

Balance at September 24, 2003 (as restated, see note 2)	15,166	123,180	87,402	(195)	3,264,165	(37,650)
Net earnings (as restated, see note 2)			27,591
Shares exchanged to exercise stock options					173,449	(3,198)
Shares reissued to exercise stock options					(321,267)	4,050
Shares granted under Capital Appreciation Plan				(2,104)	(136,000)	2,104
Shares forfeited under Capital Appreciation Plan				194	13,000	(194)
Changes in unamortized value of shares granted under Capital Appreciation Plan				712
Tax effect relating to stock options		607
Shares issued for Employee Stock Purchase Plan					(146,787)	1,267

Balance at September 29, 2004 (as restated, see note 2)	$15,166	$123,787	$114,993	$(1,393)	2,846,560	$(33,621)

See accompanying notes.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 29, 2004, September 24, 2003 and September 25, 2002)
(Amounts in $000s except share and per share data)

1. Summary of Significant Accounting Policies
Description of Business
    The Steak n Shake Company’s (the "Company") principal business is the operation, development and franchising of full service, casual dining restaurants. As of September 29, 2004, the Company operated 425 Steak n Shake restaurants, including 60 franchised restaurants, through its wholly owned subsidiary Steak n Shake Operations, Inc. The Company’s business, operating and franchising Steak n Shake restaurants, constitutes a single segment pursuant to the provisions of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information.

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

Cash, Cash Equivalents, and Short-Term Investments
    The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents primarily consist of bank repurchase agreements, U.S. Government securities, and money market accounts, all of which have maturities of three months or less. Short-term investments at September 29, 2004 and September 24, 2003 primarily consisted of commercial papers, which were available for sale. Cash equivalents and short-term investments are carried at cost, which approximates market value due to their short maturities.

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

Insurance Reserves
    The Company self-insures a significant portion of its expected losses under its workers’ compensation, general liability, and auto liability insurance programs, and records a reserve for its estimated losses on all unresolved open claims and its estimated incurred but not reported claims at the anticipated cost to the Company.

Earnings Per Share
    Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share.

	2004	2003	2002
Basic earnings per share:
Weighted average common shares	27,385,447	27,010,024	27,814,482

Diluted earnings per share:
Weighted average common shares	27,385,447	27,010,024	27,814,482
Dilutive effect of stock options	325,196	100,041	171,429
Weighted average common and incremental shares	27,710,643	27,110,065	27,985,911

Number of stock options excluded from the calculation of earnings per share as the options’ exercise prices were greater than the average market price of the Company’s common stock	54,372	919,922	557,917

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

(Amounts in $000s, except per share data)	2004	2003	2002

Net earnings, as reported	$27,591	$20,861	$22,992
Less proforma compensation expense, net of tax	(1,483)	(1,156)	(1,588)
Proforma net earnings	$26,108	$19,705	$21,404

Basic earnings per share, as reported	$1.01	$.77	$.83
Proforma basic earnings per share	$.95	$.73	$.77

Diluted earnings per share, as reported	$1.00	$.77	$.82
Proforma diluted earnings per share	$.94	$.73	$.76

    The impact of applying FASB Statement No. 123 in this proforma disclosure is not necessarily indicative of future results.

Employees’ 401(k) and Profit Sharing Plan
    The Steak n Shake Company Employees’ 401(k) and Profit Sharing Plan (the "Plan") is a defined contribution plan covering substantially all employees of the Company after they have attained age 21 and completed one year of service and allows employees to defer up to 20% of their salaries. Company profit sharing contributions to the Plan, which are subject to the discretion of the Board of Directors, amounted to $1,854 paid in for 2004, $1,858 paid in 2003, and $1,695 paid in 2002. During 2004, the Board of Directors authorized a non-discretionary Company matching contribution equal to 50% of each participants’ first 6% of compensation deferred. As of September 29, 2004, the Company accrued, but had not yet paid, $677 in contributions to the Plan.

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

2. Restatement of Previously Issued Financial Statements

    Subsequent to the issuance of the consolidated financial statements for the fiscal year ended September 29, 2004, management reviewed its lease accounting and determined that certain adjustments were required to correct its accounting treatment.

    Historically, when accounting for ground leases with renewal options, the Company depreciated its buildings over a period of 25 years (estimated economic life of buildings). In certain cases, the term of 25 years included both the initial lease term and certain renewal option periods under the lease. The Company recorded rent expense from the rent commencement date through the initial term of the lease. The restatement reflects rent expense being recognized on a straight-line basis over the lease term, including any additional cancelable option periods where failure to exercise such options would have resulted in an economic penalty.

    Additionally, the Company had recognized rent expense for its operating leases using a lease term that commenced when rent payments began, which generally coincided with a point in time near the date the Company’s restaurants opened. This generally had the effect of excluding the restaurant build-out period (during which the Company typically made no rent payments) from the calculation of the period over which rent was expensed. The Company has determined that, under GAAP, it should have recognized rent expense over a lease term that included the build-out period, which, in most cases, will cause rent expense to be recognized sooner than previously reported. The restatement reflects rent expense beginning in the build-out period.

    The Company has also determined that certain build-to-suit leases should have been treated as sale leaseback transactions to more fully reflect the provisions of Statement of Financial Accounting Standards No. 98, "Accounting for Leases" and Emerging Issues Task Force 97-10, "The Effect of Lessee Involvement in Asset Construction." Under an interpretation of the statement, the Company was determined to have continued involvement in the property, which required the proceeds from these build-to-suit leases to have been accounted for as a "finance obligations," reflected as a liability and amortized over the life of the related lease. The related assets should be depreciated over their estimated useful lives. The restatement reflects lease payments on the above mentioned leases being recorded as interest expense and debt repayment, as opposed to rent expense. In addition, the Company recorded additional depreciation expense for the related assets.

    The total impact of the adjustments reduced the Company's net income for the fiscal years ended September 29, 2004, September 24, 2003, and September 25, 2002 by $71, $78 and $97 respectively. Additionally, beginning retained earnings for the fiscal year ended September 25, 2002 were reduced by $537.

    The following tables summarize the impact for the fiscal years ended September 29, 2004, September 24, 2003, and September 25, 2002:

Consolidated Statements of Earnings
Summary of Restatement Impacts
The Steak n Shake Company
(Years Ended September 29, 2004, September 24, 2003, and September 25, 2002)
(Amounts in $000s except share and per share data)

For the fiscal year ended:	September 29, 2004		September 24, 2003		September 25, 2002
As Previously Reported	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and Amortization	$24,710	$24,858	$24,170	$24,318	$23,095	$23,243
Interest	12,832	13,079	13,391	13,650	14,072	14,340
Rent	8,912	8,626	8,309	8,022	7,408	7,141
Total costs and expenses	511,145	511,254	466,680	466,800	422,970	423,119

Earnings Before Income Taxes	42,547	42,438	32,424	32,304	36,044	35,895

Income Taxes	14,885	14,847	11,485	11,443	12,955	12,903

Net Earnings	$27,662	$27,591	$20,939	$20,861	$23,089	$22,992

Basic Earnings Per Common and
Common Equivalent Share	$1.01	$1.01	$0.78	$0.77	$0.83	$0.83

Diluted Earnings Per Common and
Common Equivalent Share	$1.00	$1.00	$0.77	$0.77	$0.83	$0.82

Consolidated Statements of Financial Position
Summary of Restatement Impacts
The Steak n Shake Company
(September 29, 2004 and September 24, 2003)
(Amounts in $000s)

For the fiscal year ended:	September 29, 2004		September 24, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Buildings	$145,101	$148,802	$137,399	$141,100
Less accumulated depreciation and amortization	(166,742)	(168,053)	(149,840)	(151,003)
Net property and equipment	382,868	385,258	364,600	367,138

Total assets	$433,463	$435,853	$414,636	$417,174

Accrued expenses	$29,872	$29,379	$32,718	$32,286
Current portion of obligations under leases	3,730	3,887	3,401	3,540
Total current liabilities	58,940	58,604	61,795	61,502

Deferred Income Taxes	3,391	2,969	2,876	2,492
Other Long-term Liabilities	16	1,272	22	1,117
Obligations Under Leases	141,972	144,647	145,125	147,957

Retained earnings	115,776	114,993	88,114	87,402
Total shareholders' equity	219,715	218,932	188,615	187,903

Total liabilities and shareholders' equity	$433,463	$435,853	$414,636	$417,174

Consolidated Statements of Cash Flows
Summary of Restatement Impacts
The Steak n Shake Company
(Years Ended September 29, 2004, September 24, 2003, and September 25, 2002)
(Amounts in $000s)

For the fiscal year ended:	September 29, 2004		September 24, 2003		September 25, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Operating Activities:
Net earnings	$27,662	$27,591	$20,939	$20,861	$23,089	$22,992
Depreciation and amortization	24,710	24,858	24,170	24,318	23,095	23,243
Provision for deferred income taxes	230	192	(1,892)	(1,934)	(1,297)	(1,349)
Changes in accounts payable and accrued expenses	(471)	(371)	6,253	6,351	9,224	9,341
Net cash provided by operating activities	47,390	47,229	50,703	50,829	55,015	55,131

Financing Activities:
Principal payments on lease obligations	(3,522)	(3,661)	(3,254)	(3,380)	(3,358)	(3,474)
Net cash used in financing activities	$(9,019)	$(9,158)	$(6,781)	$(6,907)	$(12,335)	$(12,451)

3. Restaurant Closings
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

    Activity related to the provision for restaurant closings is as follows:

(amounts in $000’s)	Balance at September 24, 2003	Non-cash charges during 2004	Cash charges during 2004	Adjustments to estimates during 2004	Balance at September 29, 2004
Asset write-downs	$4,860	$(1,413)	-	$(389)	$3,058
Lease termination costs	225	-	$(225)	-	-
Closing costs	115	-	(86)	(5)	24
Total	$5,200	$(1,413)	$(311)	$(394)	$3,082

4. Other Assets

(amounts in $000s)	2004	2003
Long-term investments	-	$5,001
Other assets	$4,000	4,464
Intangible assets	1,195	1,315
	$5,195	$10,780

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

5. Accrued Expenses

(amounts in $000s)	2004	2003
Salaries and wages	$6,831	$10,329
Taxes payable	13,041	12,309
Insurance accruals	4,298	3,519
Other	5,209	6,129
	$29,379	$32,286

6. Income Taxes
    The components of the provision for income taxes consist of the following:

(amounts in $000s)	2004	2003	2002
Current:
Federal	$12,801	$11,465	$12,341
State	1,854	1,912	2,333
Deferred	192	(1,934)	(1,771)
Total income taxes	$14,847	$11,443	$12,903

The reconciliation of effective income tax is:
	2004	2003	2002
Tax at U.S. statutory rates	$14,853	$11,306	$12,563
State income taxes, net of federal benefit	1,277	1,243	1,376
Employer’s FICA tax credit	(1,030)	(942)	(676)
Jobs tax credit	(401)	(237)	(260)
Other	148	73	(100)
Total income taxes	$14,847	$11,443	$12,903

    Income taxes paid totaled $13,815 in 2004, $13,615 in 2003, and $11,810 in 2002.

    Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates, and laws that will be in effect when the differences are expected to reverse. The Company’s net deferred tax liability consists of the following:

(amounts in $000s)	2004	2003
Deferred tax assets:
Insurance reserves	$1,504	$1,390
Provision for restaurant closings	1,077	1,840
Capital leases	74	171
Capital appreciation plans	447	582
Accrued vacation	1,106	712
Accrued rent	297	262
Other	134	795
Total deferred tax assets	4,639	5,752
Deferred tax liabilities:
Depreciation	4,765	5,743
Other	88	31
Total deferred tax liabilities	4,853	5,774
Net deferred tax liability	(214)	(22)
Less current portion	2,755	2,470
Long-term liability	($2,969)	$(2,492)

7. Leased Assets and Lease Commitments

     The Company leases certain of its physical facilities under non-cancelable lease agreements. Steak n Shake restaurant leases typically have initial terms of eighteen to twenty-five years and renewal terms aggregating twenty years or more. These leases require the Company to pay real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated by the Company’s subsidiaries, but have been subleased to third parties, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $663 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to the finance obligations and capital leases as of September 29, 2004, is as follows: $76,235 buildings, $60,459 land, $32,350 land and leasehold improvements, and $34,181 accumulated depreciation.

    At September 29, 2004, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:

(Amounts in $000’s)	Finance Obligations	Capital Leases		Operating Leases
	Operating Property	Operating Property	Total	Operating Property	Non-Operating Property
Year
2005	$15,109	$1,033	$16,142	$6,783	$116
2006	15,131	701	15,832	6,698	116
2007	15,153	627	15,780	6,658	116
2008	15,043	626	15,669	6,523	116
2009	14,858	617	15,475	5,868	61
After 2009	110,783	3,443	114,226	31,518	138
Total minimum future rental payments	186,077	7,047	193,124	$64,048	$663
Less amount representing interest	122,703	3,394	126,077
Total principal obligations under leases	63,374	3,653	67,027
Less current portion	3,439	448	3,887
Non-current principal obligations under leases	59,935	3,205	63,140
Residual value at end of lease term	81,507	—	81,507
Obligations under leases	$141,442	$3,205	$144,647

    During 2004, the Company received net proceeds from sale and leaseback transactions aggregating $600 involving one property.

    Contingent rent totaling $697 in 2004, $556 in 2003, and $468 in 2002 is recorded in rent expense in the accompanying consolidated statements of earnings.

8. Debt
Revolving Credit Agreement
    The Company’s $30,000 Revolving Credit Agreement matures in January 2005 and bears interest at a rate based on LIBOR plus 75 basis points or the prime rate, at the election of the Company. There were no outstanding borrowings under the Revolving Credit Agreement at September 29, 2004, but the Company had $3,022 in stand-by letters of credit outstanding, which reduced the borrowing limit. The Company is currently negotiating with several banks to obtain a new revolving line of credit with similar provisions, and anticipates completing the negotiations prior to the expiration of the existing facility in January 2005.

Senior Note Agreement
    The Company’s amended and restated Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement") allows for additional borrowing of up to $75,000 until September 20, 2005. As of September 29, 2004, the Company had borrowings of $16,204 with an average interest rate of 7.6% under its original $75,000 Senior Note Agreement. Interest rates are fixed based upon market rates at the time of borrowing. Amounts maturing in fiscal years 2005 through 2009 are as follows: $6,775, $3,857, $2,429, $1,714 and $714, respectively.

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

9. Related Party Transactions
    A member of the Board of Directors is the President of Kelley Restaurants, Inc. ("KRI"), a franchisee. In accordance with its franchise agreement, the Company collects initial franchise fees, royalty fees, and advertising fees from its franchisees. The Company recorded revenues from KRI totaling $1,706, $1,392, and $1,208, during 2004, 2003, and 2002, respectively. Amounts receivable from KRI at September 29, 2004 and September 24, 2003 were $450 and $361 and are recorded in receivables, net in the consolidated statements of financial position. See Note 12 "Subsequent Events."

10. Common Stock Plans
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

    The following table summarizes the options activity under the 1997 and 1995 Plans:

	Shares	Weighted Average Price
Outstanding at September 26, 2001	1,011,036	$12.27
Fiscal 2002 Activity:
Granted	591,646	12.67
Exercised	(203,957)	8.69
Canceled	(19,277)	10.74
Outstanding at September 25, 2002	1,379,448	12.99
Fiscal 2003 Activity:
Granted	100,424	13.80
Exercised	(114,382)	11.63
Canceled	(135,501)	14.35
Outstanding at September 24, 2003	1,229,989	13.03
Fiscal 2004 Activity:
Granted	391,052	17.32
Exercised	(311,467)	12.63
Canceled	(63,044)	13.39
Outstanding at September 29, 2004	1,246,530	$14.38

Nonemployee Director Stock Option Plans
    The Company’s Nonemployee Director Stock Option Plans provide for the grant of nonqualified stock options at a price equal to the fair market value of the Common Stock on the date of the grant. Options outstanding under each Plan are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire five years from the date of grant.

    The following table summarizes information about the Nonemployee Director Stock Option Plans.

	Shares	Weighted Average Price
Outstanding at September 26, 2001	19,800	$11.08
Fiscal 2002 Activity:
Granted	35,000	9.99
Outstanding at September 25, 2002	54,800	10.38
Fiscal 2003 Activity:
Granted	46,000	9.97
Exercised	(3,300)	11.08
Outstanding at September 24, 2003	97,500	10.17
Fiscal 2004 Activity:
Granted	43,000	17.98
Exercised	(10,000)	9.98
Outstanding at September 29, 2004	130,500	$12.75

    The following table summarizes information regarding stock options outstanding at September 29, 2004 under the employee and nonemployee director stock option plans.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at September 29, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 29, 2004	Weighted Average Exercise Price
$ 5 - $ 10	310,696	1.98 years	$9.73	193,056	$9.61
$10 - $15	338,324	2.57 years	$13.02	308,324	$12.98
$15 - $20	710,087	4.14 years	$16.60	391,257	$16.42
$20 - $21	17,923	4.41 years	$20.48	17,923	$20.48
$ 5 - $21	1,377,030	3.27 years	$14.22	910,560	$13.89

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

	2004	2003	2002

Risk-free interest rate	2.0%	2.0%	2.0%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	38%	42%	42%
Expected life in years	5 years	5 years	5 years

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

11. Commitments and Contingencies
    The Company is involved in various legal matters in the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

12. Supplemental Disclosures of Cash Flow Information
    During fiscal 2004, the Company issued 136,000 shares of restricted stock totaling $2,104. During 2003 and 2002, the Company issued 20,000 shares valued at $214 and 3,000 shares valued at $32, respectively. During 2004, the Company entered into capital leases for equipment of $250, and for building and land improvements of $821.

13. Subsequent Events
    On November 5, 2004, the Company entered into an agreement to purchase Kelley Restaurants, Inc., its largest franchisee, for approximately $17,500. Kelley Restaurants, Inc. operates 16 Steak n Shake restaurants in the Atlanta, Georgia and Charlotte, North Carolina markets. This transaction is subject to completion of due diligence, approval of the shareholders of Kelley Restaurants, Inc. and other contingencies and is expected to close by the end of December 2004. The President of Kelley Restaurants, Inc. is a member of the Company’s Board of Directors. See Note 8.

14. Quarterly Financial Data (Unaudited)

Quarter(1)
	As Previously Stated	As Restated	As Previously Stated	As Restated	As Previously Stated	As Restated	As Previously Stated	As Restated
(amounts in $000s excepts per share data)	First		Second		Third		Fourth(2)
2004 (53 weeks)
Revenues	$114,473	$114,473	$163,790	$163,790	$130,627	$130,627	$144,802	$144,802
Costs and Expenses	107,386	107,413	151,430	151,465	119,285	119,310	133,044	133,066
Earnings Before Income Taxes	7,087	7,060	12,360	12,325	11,342	11,317	11,758	11,736
Net Earnings	4,590	4,573	8,007	7,984	7,417	7,401	7,648	7,633
Diluted Earnings per Common and Common Equivalent Share	$.17	$.17	$.29	$.29	$.27	$.27	$.28	$.28

2003 (52 weeks)
Revenues	$102,055	$102,055	$149,672	$149,672	$121,269	$121,269	$126,108	$126,108
Costs and Expenses	96,765	96,794	139,018	139,055	110,209	110,236	120,688	120,715
Earnings Before Income Taxes	5,290	5,261	10,654	10,618	11,059	11,033	5,420	5,393
Net Earnings	3,402	3,383	6,839	6,815	7,089	7,071	3,609	3,592
Diluted Earnings per Common and Common Equivalent Share	$.13	$.13	$.25	$.25	$.26	$.26	$.13	$.13

(1)	The Company’s fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively. In 2004, the fourth quarter includes 13 weeks.
(2)	In the fourth quarter of 2003, the Company recorded a charge of $5,200 ($3,360 net of income taxes or $.13 per diluted share) related to the disposal of nine under-performing restaurants.

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
President and                 Senior Vice President
Chief Executive Officer            and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Steak n Shake Company

    We have audited the accompanying consolidated statements of financial position of The Steak n Shake Company and subsidiaries (the "Company") as of September 29, 2004 and September 24, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years ended September 29, 2004 and September 24, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the 2004 and 2003 consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Steak n Shake Company and subsidiaries at September 29, 2004 and September 24, 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 2, the accompanying financial statements have been restated.

/s/ Deloitte & Touche LLP
November 22, 2004
(May 16, 2005 as to the effects of the restatement described in Note 2)
Indianapolis, Indiana

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
The Steak n Shake Company

We have audited the accompanying consolidated statements of earnings, shareholders’ equity and cash flows of The Steak n Shake Company for the year ended September 25, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 2 of the consolidated financial statements, the accompanying consolidated statements of earnings, shareholders’ equity and cash flows for the year ended September 25, 2002, have been restated.

/s/ Ernst & Young LLP
Indianapolis, Indiana
December 3, 2002
except for Note 2, as to which the date is
May 16, 2005