Form 10-Q/A
period 2004-12-22
STEAK & SHAKE CO
filed 2005-05-20
CIK 93859

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q / A
[Amendment No. 1]

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

Explanatory Note

    The purpose of this amendment on Form 10-Q/A of The Steak n Shake Company ("the Company") for the fiscal quarter ended December 22, 2004 is to restate the Company's consolidated financial statements for the quarters ended December 22, 2004 and December 17, 2003 and related disclosures as described in the notes to the consolidated financial statements. Additional information about the decision to restate these financial statements can be found in the Company's Current Report on Form 8-K, filed with the SEC on May 16, 2005.

    For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on January 28, 2004. Accordingly, the Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Financial Statements
•	Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
•	Part I - Item 4 - Controls and Procedures

    We have not amended and do not intend to amend the Company's previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement other than the Form 10-K for the fiscal year ended September 29, 2004 and the Form 10-Q for the fiscal quarter ended December 22, 2004. For this reason, the consolidated financial statements, reports of independent registered accounting firms, and related financial information for the affected periods contained in any other prior reports, should no longer be relied upon.

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

    The Company has also determined that certain build-to-suit leases should have been treated as sale leaseback transactions to more fully reflect the provisions of Statement of Financial Accounting Standards No. 98, "Accounting for Leases" and Emerging Issues Task Force 97-10, "The Effect of Lessee Involvement in Asset Construction." Under an interpretation of the statement, the Company was determined to have continued involvement in the property, which required the proceeds from these build-to-suit leases to have been accounted for as a "finance obligations," reflected as a liability and amortized over the life of the related lease. The related assets should be depreciated over their estimated useful lives. The restatement reflect lease payments on the above mentioned leases being recorded as interest expense and debt repayment, as opposed to rent expense. In addition, the Company recorded additional depreciation expense for the related assets.

    The total impact of the adjustments  reduced the Company's net income for the fiscal years ended September 29, 2004, September 24, 2003, and September 25, 2002 by $71,000, $78,000 and $97,000 respectively. Additionally, beginning retained earnings for the fiscal year ended September 25, 2002 were reduced by $537,000.  For the quarter ended December 22, 2004 and the quarter ended December 17, 2003, net income was reduced by $19,000 and $17,000 respectively.

THE STEAK N SHAKE COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	December 22, 2004	September 29, 2004
	(Unaudited, as restated)
Current Assets
Cash, including cash equivalents of $25,720 in fiscal 2005
and $23,590 in fiscal 2004	$28,731	$25,150
Short-term investments	466	466
Receivables, net	4,391	4,123
Inventories	6,167	6,204
Deferred income taxes	2,891	2,755
Assets held for sale	1,756	1,756
Other current assets	5,904	4,946
Total current assets	50,306	45,400

Net Property and Equipment	391,930	385,258
Other Assets	5,239	5,195
Total assets	$447,475	$435,853
Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$23,596	$18,563
Accrued expenses	31,122	29,379
Current portion of senior note	6,775	6,775
Current portion of obligations under leases	3,931	3,887
Total current liabilities	65,424	58,604

Deferred Income Taxes	2,816	2,969
Other Long-term Liabilities	1,407	1,272
Obligations Under Leases	143,708	144,647
Senior Note	9,429	9,429

Commitments and Contingencies
Shareholders' Equity:
Common stock — $.50 stated value, 50,000,000 shares
authorized — shares issued: 30,332,839 in fiscal 2005 and in fiscal 2004	15,166	15,166
Additional paid-in capital	123,887	123,787
Retained earnings	120,105	114,993
Less: Unamortized value of restricted shares	(3,252)	(1,393)
Treasury stock — at cost: 2,695,021 shares in fiscal 2005;
2,846,560 shares in fiscal 2004	(31,215)	(33,621)
Total shareholders' equity	224,691	218,932
Total liabilities and shareholders’equity	$447,475	$435,853
See accompanying notes.

Condensed Consolidated Statements of Earnings
The Steak n Shake Company
(Unaudited)
(Amounts in thousands, except share and per share data)
	Twelve Weeks Ended
	December 22,	December 17,
	2004 (as restated)	2003 (as restated)
Revenues
Net sales	$125,504	$113,516
Franchise fees	1,023	957
Total revenues	126,527	114,473

Costs and Expenses
Cost of sales	29,626	26,571
Restaurant operating costs	62,522	57,133
General and administrative	10,831	9,135
Depreciation and amortization	5,735	5,587
Marketing	5,090	4,224
Interest	2,845	3,065
Rent	2,057	1,831
Pre-opening costs	559	380
Other income, net	(482)	(514)
Total costs and expenses	118,783	107,412

Earnings Before Income Taxes	7,744	7,061

Income Taxes	2,632	2,488

Net Earnings	$5,112	$4,573

Net Earnings Per Common and
Common Equivalent Share:
Basic	$.19	$.17
Diluted	$.18	$.17

Weighted Average Shares and Equivalents:
Basic	27,355,272	27,190,222
Diluted	27,886,772	27,498,629

See accompanying notes.

Condensed Consolidated Statements of Cash Flows The Steak n Shake Company (Unaudited)
(Amounts in $000's)	Twelve Weeks Ended
	December 22,	December 17,
	2004 (as restated)	2003 (as restated)
Operating Activities

Net earnings	$5,112	$4,573
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,735	5,587
Deferred income tax provision (benefit)	(289)	479
Loss on disposal of property and equipment	331	45
Changes in receivables and inventories	(231)	482
Changes in other assets	(1,321)	(841)
Changes in accounts payable and accrued expenses	7,327	(1,029)
Net cash provided by operating activities	16,664	9,296

Investing Activities
Additions of property and equipment	(12,773)	(7,412)
Purchase of short-term investments	-	(160)
Proceeds from disposal of property and equipment	354	1
Net cash used in investing activities	(12,419)	(7,571)

Financing Activities
Principal payments on lease obligations	(895)	(820)
Principal payments on long-term debt	-	(2,179)
Proceeds from exercise of stock options	231	281
Net cash used in financing activities	(664)	(2,718)

Increase (Decrease) in Cash and Cash Equivalents	3,581	(993)

Cash and Cash Equivalents at Beginning of Period	25,150	24,795

Cash and Cash Equivalents at End of Period	$28,731	$23,802

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
The Steak n Shake Company
(Unaudited)
(Amounts in $000's, except share and per share data)

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

    In the opinion of the Company, all adjustments considered necessary to present fairly the consolidated statement of financial position as of December 22, 2004, and the consolidated statements of earnings and cash flows for the twelve weeks ended December 22, 2004 and December 17, 2003, have been included.

    The consolidated statements of earnings for the twelve weeks ended December 22, 2004 and December 17, 2003 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K / A for the fiscal year ended September 29, 2004.

    The Company recently reviewed its lease accounting and determined it was appropriate to restate its consolidated financial statements for the fiscal years 2002 through 2004 and for the first quarter of fiscal 2005.  See restatement footnote for more information.  The notes to the condensed consolidated financial statements give effect to such restatement.

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

	Twelve Weeks Ended
	December 22,	December 17,
	2004	2003

Net earnings, as reported	$5,112	$4,573
Less pro forma compensation expense, net of tax	(476)	(373)
Proforma net earnings	$4,636	$4,200

Basic earnings per share, as reported	$.19	$.17
Pro forma basic earnings per share	$.17	$.15

Diluted earnings per share, as reported	$.18	$.17
Pro forma diluted earnings per share	$.17	$.15

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

Shareholders’ Equity

    During the twelve weeks ended December 22, 2004, the Company issued 125,500 shares of restricted common stock under its Capital Appreciation Plan to certain employees. The shares are restricted for a period of three years. The total value of the stock grant (based upon market value at the date of grant) of
$2,205 is deferred and amortized to compensation expense ratably over the three-year period.

Net Property and Equipment

    Net property and equipment consists of the following:

	December 22,	September 29,
	2004	2004

Land	$150,131	$144,818
Buildings	148,862	148,802
Land and leasehold improvements	98,751	95,234
Equipment	156,181	153,409
Construction in progress	11,127	11,048
	565,052	553,311
Less accumulated depreciation and amortization	(173,122)	(168,053)
Net property and equipment	$391,930	$385,258

Other Assets
 Other assets consists of the following:

	December 22,	September 29,
	2004	2004
Other Assets	$4,072	$4,000
Intangible Assets	1,167	1,195
	$5,239	$5,195

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

Deferred Credits and Other Liabilities

    Other liabilities included deferred amounts related to the Company's Non-Qualified Savings Plan.  During the first fiscal quarter of 2005, the Company adopted a Non-Qualified Savings Plan for its highly compensated employees.  The plan allows for the highly compensated employees to withhold amounts out of their salaries for retirement savings.  The plan includes an employee match equal to the amount of the match the employee would have received in  the Company's
401(k) plan. In addition, the amount includes the balance of deferred rent expense for escalating rent payments.

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

    Additionally, the Company had recognized rent expense for its operating leases using a lease term that commenced when rent payments began, which generally coincided with a point in time near the date the Company’s restaurants opened. This generally had the effect of excluding the restaurant build-out period (during which the Company typically made no rent payments) from the calculation of the period over which rent was expensed. The Company has determined that, under GAAP, it should have recognized rent expense over a lease term that included the build-out period, which, in most cases, will cause rent expense to be recognized sooner than previously reported. The restatement reflects rent expense beginning recognized in the build-out period.

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

    The total impact of the above reduced the Company's net income for the fiscal years ended September 29, 2004, September 24, 2003, and September 25, 2002 by $71, $78 and $97 respectively. Additionally, beginning retained earnings for the fiscal year ended September 25, 2002 were reduced by $537.  For the quarter ended December 22, 2004 and the quarter ended December 17, 2003, net income was reduced by $19 and $17 respectively. The following table indicates the impact on the current presentation:

Consolidated Statement of Financial Position
Summary of Restatement Impacts
The Steak n Shake Company
(As of December 22, 2004)
(Amounts in $000s)

	As Previously Reported	As Restated

Net property and equipment	$389,574	$391,930

Total assets	$445,119	$447,475

Accrued expenses	$31,610	$32,408
Current portion of obligations under leases	3,770	3,931
Total current liabilities	65,751	66,710

Deferred Income Taxes	3,248	2,816
Other Long-term Liabilities	121	1,407
Obligations Under Leases	141,077	143,708

Retained earnings	120,907	120,105
Total shareholders' equity	225,493	224,691

Total liabilities and shareholders' equity	$445,119	$447,475

Consolidated Statement of Earnings
Summary of Restatement Impacts
The Steak n Shake Company
(Twelve Weeks Ended December 22, 2004 and December 17, 2003)
(Amounts in $000s except share and per share data)

For the twelve weeks ended:	December 22, 2004		December 17, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and Amortization	$5,701	$5,735	$5,553	$5,587
Interest	2,790	2,845	3,007	3,065
Rent	2,117	2,057	1,897	1,831
Total costs and expenses	118,754	118,783	107,386	107,412

Earnings Before Income Taxes	7,773	7,744	7,087	7,061

Income Taxes	2,642	2,632	2,497	2,488

Net Earnings	$5,131	$5,112	$4,590	$4,573

Basic Earnings Per Common and
Common Equivalent Share	$0.19	$0.19	$0.17	$0.17

Diluted Earnings Per Common and
Common Equivalent Share	$0.18	$0.18	$0.17	$0.17

Consolidated Statements of Cash Flows
Summary of Restatement Impacts
The Steak n Shake Company
(Twelve Weeks Ended December 22, 2004 and December 17, 2003)
(Amounts in $000s except share and per share data)

For the twelve weeks ended:	December 22, 2004		December 17, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Operating Activities:
Net earnings	$5,131	$5,112	$4,590	$20,861
Depreciation and amortization	5,701	5,735	5,553	24,318
Provision for deferred income taxes	(279)	(289)	488	(1,934)
Changes in accounts payable and accrued expenses	7,292	7,322	(1,052)	(1,029)
Net cash provided by operating activities	16,624	16,659	9,265	9,296

Financing Activities:
Principal payments on lease obligations	(855)	(890)	(789)	(820)
Net cash used in financing activities	$(624)	$(659)	$(2,687)	$(2,718)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000's, except share and per share data)

    In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

Overview

    The Company recently reviewed its lease accounting and determined it was appropriate to restate its consolidated financial statements for the fiscal years
2002 through 2004 and for the first quarter of fiscal 2005. See the notes to the accompanying consolidated financial statements for more information. The following management's discussion and analysis gives effect to such restatements.

    The Steak n Shake Company reported higher revenues, net income, and diluted earnings per share in the twelve weeks ended December 22, 2004 as compared to the twelve weeks ended December 17, 2003. The Company's revenues increased by 10.5% to $126,527 compared to $114,473 for the same period last year. Net earnings increased 11.8% to $5,112 from $4,573, while diluted earnings per share increased to $0.18 from $0.17.

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

Results of Operations

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's condensed consolidated statements of earnings for the periods indicated:

	Twelve Weeks Ended
	December 22,	December 17,
	2004	2003
Revenues
Net sales	99.2%	99.2%
Franchise fees	.8	.8
	100.0	100.0
Costs and Expenses
Cost of sales	23.6(1)	23.4(1)
Restaurant operating costs	49.8(1)	50.3(1)
General and administrative	8.6	8.0
Depreciation and amortization	4.5	4.9
Marketing	4.0	3.7
Interest	2.2	2.7
Rent	1.6	1.6
Pre-opening costs	.4	.3
Other income, net	(.4)	(.4)
Total costs and expenses	93.9	93.8

Earnings Before Income Taxes	6.1	6.2

Income Taxes	2.1	2.2

Net Earnings	4.0%	4.0%

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

    Depreciation and amortization expense increased $148 (2.7%) to $5,735 principally from property and equipment additions due to opening new restaurants.

    Marketing expense increased $866 (20.5%) to $5,090, and as a percentage of revenue increased to 4.0% from 3.7% in the same period in the prior fiscal year.
The increase is largely due to being on television in 16 additional markets in the current year versus the prior fiscal year quarter.

    Interest expense decreased $220 (7.1%) to $2,845 due to decreased net borrowings under the Company’s Senior Notes Agreement, combined with lower capital lease balances than the same period in the prior fiscal year.

    Rent expense increased $226 (11.6%) to $2,057 as a result of an increase in the number of leased properties since the prior year quarter and increased percentage rents over the prior fiscal year as a result of the strong sales increases.

    Pre-opening costs increased $179 (47.1%) to $559. This increase is due to the opening of three new restaurants and a rebuild unit in the current year versus three new units in the prior year.  In addition, the Company incurred increased pre-opening costs for units opening in the second quarter compared to the prior fiscal year.

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

    During the twelve weeks ended December 22, 2004, cash provided by operations totaled $16,659, compared to $9,296 in the same period in the prior year.
This increase in cash provided by operations is attributable primarily to increased net earnings, coupled with the timing of invoice payments. Net cash used in financing activities for the twelve weeks ended December 22, 2004, totaled $659 compared to $2,718 in the comparable prior period. This decline was due to there being no scheduled debt payments in the current year period.

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

ITEM 4. CONTROLS AND PROCEDURES

     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), the Company's
Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 22, 2004, in timely alerting the Company's management to material information required to be included in this Form 10-Q/A and other Exchange Act filings. There have been no changes in the Company's internal controls over financial reporting that occurred during the fiscal period ended December 22, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

    The Company has made changes in its internal controls over financial reporting since the date of the original filing. In connection with correcting its lease accounting methodology, the Company has instituted the following procedures:

·
Use of a consistent lease period (generally, the initial non-cancelable lease term plus certain option periods where failure to exercise such options would result in an economic penalty) when calculating depreciation of leasehold improvements, in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease;

·	Commencement of the lease term and straight-line rent expense on the date when the Company takes possession and the right to control use of the leased premises;
·	Further review of leases to determine the appropriate treatment for financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no pending legal proceedings involving the Company other than routine litigation incidental to its business. In the opinion of the Company's management, these proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

ITEM 5. OTHER INFORMATION

(a)    Non-audit Services

    During the period covered by the Quarterly Report on Form 10-Q/A, the Audit Committee of the Board of Directors approved the engagement of Deloitte &
Touche, LLP, the Company's registered independent public accounting firm, to perform the following non-audit services: engagement to perform certain services in connection with the Company's evaluation of the acquisition of Kelley Restaurants, Inc. This disclosure is made pursuant to Section 10A(i)(2) of the
Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1	Summary Compensation Sheet (Incorporated by reference to Exhibit 10.1 to the Registrants's Quarterly Report on Form 10 - Q for the fiscal quarter ended December 22, 2004 filed on January 28, 2005)
10.2
Steak n Shake Company NonQualified Savings Plan (Incorporated by reference to Exhibit 10.2 to the Registrants's Quarterly Report on Form 10 - Q for the fiscal quarter ended December 22, 2004 filed on January 28, 2005)

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

THE STEAK N SHAKE COMPANY
(Registrant)

By _/s/ Jeffrey A. Blade___________________________________________________
Jeffrey A. Blade
Senior Vice President
and Chief Financial Officer