Form 10-Q
period 2005-04-13
STEAK & SHAKE CO
filed 2005-05-23
CIK 93859

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE SIXTEEN WEEKS ENDED APRIL 13, 2005

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

Number of shares of Common Stock outstanding at May 7, 2005: 27,779,723

THE STEAK N SHAKE COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	April 13, 2005	September 29, 2004
	(Unaudited)
Current Assets Cash, including cash equivalents of $7,025 in fiscal 2005
and $23,590 in fiscal 2004	$9,889	$25,150
Short-term investments	-	466
Receivables, net	4,251	4,123
Inventories	6,636	6,204
Deferred income taxes	2,591	2,755
Assets held for sale	1,756	1,756
Other current assets	4,889	4,946
Total current assets	30,312	45,400

Net Property and Equipment	426,174	385,258
Goodwill and Other Intangibles	8,571	1,195
Other Assets	3,500	4,000
Total assets	$468,257	$435,853
Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$22,381	$18,563
Accrued expenses	33,755	29,379
Current portion of long-term debt	7,145	6,775
Current portion of obligations under leases	3,965	3,887
Total current liabilities	67,246	58,604
Deferred Income Taxes	1,960	2,969
Other Long-term Liabilities	1,860	1,272
Obligations Under Leases	149,757	144,647
Long-term Debt	11,895	9,429

Commitments and Contingencies
Shareholders' Equity:
Common stock — $.50 stated value, 50,000,000 shares
authorized — shares issued: 30,332,839 in fiscal 2005 and in fiscal 2004	15,166	15,166
Additional paid-in capital	123,887	123,787
Retained earnings	128,788	114,993
Less: Unamortized value of restricted shares	(2,810)	(1,393)
Treasury stock — at cost: 2,553,116 shares in fiscal 2005;
2,846,560 shares in fiscal 2004	(29,492)	(33,621)
Total shareholders' equity	235,539	218,932
Total liabilities and shareholders’equity	$468,257	$435,853
See accompanying notes.

Condensed Consolidated Statements of Earnings
The Steak n Shake Company
(Unaudited)
(Amounts in thousands, except share and per share data)

	Sixteen Weeks Ended		Twenty-eight Weeks Ended
	April 13,	April 7,	April 13,	April 7,
	2005	2004 (as restated)	2005	2004 (as restated)
Revenues
Net sales	$185,746	$162,484	$311,250	$276,000
Franchise fees	1,077	1,306	2,100	2,263
Total revenues	186,823	163,790	313,350	278,263

Costs and Expenses
Cost of sales	43,159	37,373	72,784	63,944
Restaurant operating costs	91,476	79,299	153,999	136,433
General and administrative	14,712	13,486	25,542	22,621
Depreciation and amortization	8,128	7,439	13,863	13,026
Marketing	8,959	7,177	14,049	11,401
Interest	3,950	4,053	6,796	7,118
Rent	3,203	2,550	5,260	4,381
Pre-opening costs	705	599	1,264	979
Other income, net	(608)	(511)	(1,090)	(1,025)
Total costs and expenses	173,684	151,465	292,467	258,878

Earnings Before Income Taxes	13,139	12,325	20,883	19,385

Income Taxes	4,456	4,341	7,088	6,828

Net Earnings	$8,683	$7,984	$13,795	$12,557

Net Earnings Per Common and
Common Equivalent Share:
Basic	$0.32	$0.29	$0.50	$0.46
Diluted	$0.31	$0.29	$0.49	$0.45

Weighted Average Shares and Equivalents:
Basic	27,489,116	27,401,944	27,431,265	27,311,206
Diluted	28,079,811	27,804,115	27,997,079	27,673,192

See accompanying notes.

Condensed Consolidated Statements of Cash Flows The Steak n Shake Company (Unaudited)
(Amounts in $000's)	Twenty-Eight Weeks Ended
	April 13,	April 7,
	2005	2004 (as restated)
Operating Activities

Net earnings	$13,795	$12,557
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	13,863	13,026
Provision for deferred income tax	(820)	6
Loss on disposal of property and equipment	372	38
Changes in receivables and inventories	(156)	(122)
Changes in other assets	87	(399)
Changes in accounts payable and accrued expenses	6,201	(2,515)
Net cash provided by operating activities	33,342	22,591

Investing Activities
Additions of property and equipment	(33,687)	(17,872)
Purchase of Kelley Restaurants, Inc.	(15,893)
Proceeds from sale of short-term investments	466	949
Proceeds from disposal of property and equipment	980	607
Net cash used in investing activities	(48,134)	(16,316)

Financing Activities
Principal payments on lease obligations	(1,949)	(1,688)
Principal payments on long-term debt	(1,124)	(3,179)
Proceeds from equipment and property leases	650	600
Proceeds from employee stock purchase plan	1,573	1,267
Proceeds from exercise of stock options	381	551
Net cash used in financing activities	(469)	(2,449)

Increase (Decrease) in Cash and Cash Equivalents	(15,261)	3,826

Cash and Cash Equivalents at Beginning of Period	25,150	24,795

Cash and Cash Equivalents at End of Period	$9,889	$28,621

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

    In the opinion of the Company, all adjustments considered necessary to present fairly the consolidated statement of financial position as of April 13, 2005, and the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 13, 2005 and April 7, 2004, and cash flows for the twenty-eight weeks ended April 13, 2005 and April 7, 2004, have been included.

    The consolidated statements of earnings for the twenty-eight weeks ended April 13, 2005 and April 7, 2004 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's amended Annual Report on Form
10-K/A for the fiscal year ended September 29, 2004.

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

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 13,	April 7,	April 13,	April 7,
	2005	2004	2005	2004

Net earnings as reported	$8,683	$7,984	$13,795	$12,557
Less pro forma compensation expense, net of tax	(471)	(372)	(947)	(744)
Proforma net earnings	$8,212	$7,612	$12,848	$11,813

Basic earnings per share as reported	$.32	$.29	$.50	$.46
Pro forma basic earnings per share	$.30	$.28	$.47	$.43

Diluted earnings per share as reported	$.31	$.29	$.49	$.45
Pro forma diluted earnings per share	$.29	$.27	$.46	$.43

    In December of 2004, the Financial Accounting Standards Board ("FASB") reissued SFAS No. 123 as SFAS No. 123R, Share Based Compensation. Under the revised SFAS, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. Additionally, the SFAS will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. The Company will be required to adopt the SFAS at the beginning of the Company's fiscal 2006 year. The Company has not yet determined the impact that adopting this SFAS will have on its results of operations.

Earnings Per Share
    Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by SFAS No. 128, Earnings Per Share:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 13,	April 7,	April 13,	April 7,
	2005	2004	2005	2004
Basic earnings per share:
Weighted average common shares	27,489,116	27,401,944	27,431,265	27,311,206

Diluted earnings per share:
Weighted average common shares	27,489,116	27,401,944	27,431,265	27,311,206
Diluted effect of stock options	590,695	402,171	565,814	361,986
Weighted average common and incremental shares	28,079,811	27,804,115	27,997,079	27,673,192

Number of stock options excluded from the calculation of earnings per share as the options' exercise prices were greater than the market price of the Company's common stock	32,542	14,713	77,743	34,131

Shareholders’ Equity
    During the twenty-eight weeks ended April 13, 2005, the Company issued 125,500 shares of restricted common stock under its Capital Appreciation Plan to certain employees. The shares are restricted for a period of three years. The total value of the stock grant (based upon market value at the date of grant) of $2,205 is recorded to unamortized value of restricted shares and is amortized to compensation expense ratably over the three-year period.

Net Property and Equipment

     Net property and equipment consists of the following:

	April 13,	September 29,
	2005	2004

Land	$165,985	$144,818
Buildings	157,167	148,802
Land and leasehold improvements	106,467	95,234
Equipment	161,724	153,409
Construction in progress	15,024	11,048
	606,367	553,311
Less accumulated depreciation and amortization	(180,193)	(168,053)
Net property and equipment	$426,174	$385,258

Assets Held for Sale
    Assets held for sale consist of property and equipment related to the under-performing restaurants identified for disposal in fiscal 2003, and are comprised of the following: Land and Buildings - $1,546; Land and Leasehold Improvements - $146; and Equipment - $64.

Goodwill and Other Intangibles
    Goodwill and other intangibles consist of the following:

	April 13,	September 29,
	2005	2004
Goodwill	$6,748	-
Intangible assets	1,823	$1,195
	$8,571	$1,195

    In connection with the Company's acquisition of Kelley Restaurants, Inc., the Company recorded goodwill and other intangible assets in accordance with SFAS 141, Business Combinations. The balance of goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is assessed annually for impairment or more frequently if events occur that indicate the balance of goodwill may be impaired.

    Intangible assets are subject to amortization and consist of "a right to operate" and favorable leases. Amortization expense for the sixteen and twenty-eight week periods ended April 13, 2005 was $36 and $83, respectively. Amortization expense for the sixteen and twenty-eight week periods ended April 7, 2004 was $36 and $64, respectively. Annual amortization expense for each of the next five fiscal years is estimated to be approximately $181.

Other Assets
    Other assets include capitalized software costs as well as deposits. Capitalized software costs are amortized over their estimated useful lives and the related amortization is included in depreciation and amortization expense.

Other Long-term Liabilities
    Other liabilities include deferred amounts related to the Company's Non-Qualified Savings Plan. During the first fiscal quarter of 2005, the Company adopted a Non-Qualified
Savings Plan for its highly compensated employees. The plan allows for the highly compensated employees to withhold amounts out of their salaries for retirement savings. The plan includes an employee match equal to the amount of the match the employee would have received in the Company's 401(k) plan. In addition, the amount includes the balance of deferred rent expense for escalating rent payments.

Kelley Restaurants Acquisition
    On December 29, 2004 the Company completed its acquisition of Kelley Restaurants Inc. for approximately $15.9 million, which included adjustments for debt repayment, working capital and other adjustments. At the acquisition date, Kelley Restaurants operated 17 Steak n Shake restaurants in Atlanta, Georgia and Charlotte, North Carolina.
This acquisition will allow the Company to further develop the Atlanta and Charlotte markets, which is consistent with the Company's long term growth plans. The President of
Kelley Restaurants, Inc. is a member of the Company's board of directors.
    The transaction is being accounted for using the purchase method of accounting as required by SFAS 141, "Business Combinations." The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. See above for further discussion of "Goodwill and Other Intangibles." The allocation of the purchase price to specific assets and liabilities is based, in part, upon internal estimates of assets and liabilities. The Company has received independent appraisals for certain assets and is in the process of refining its internal fair value estimates. Therefore, the allocation of the purchase price is preliminary and the final allocation may differ. Based on the preliminary purchase price allocation, the following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date.

            Current assets                 $ 617
            Property and equipment        21,659
            Goodwill                  6,748
            Intangible assets                                                711
            Other assets                                                          45

                Total assets acquired                      $29,780

            Current liabilities                                            $3,833
            Obligations under leases                                6,463
            Long-term debt                                                 3,591

                Total liabilities assumed                  $13,887

                Net assets acquired                          $15,893

Provision for Restaurant Closings
    During the fourth quarter of fiscal year 2003, the Company identified nine under-performing restaurants for disposal. In connection with the decision to dispose of these restaurants, the Company recorded a charge of $5,200 for property and equipment write-downs, lease termination costs, and closing costs. During fiscal year 2004, the Company disposed of five of these restaurants. The Company is currently seeking buyers for the remaining four properties, which are classified as held for sale, and anticipates completing the disposal of these properties within the next six to nine months.

    Activity related to the provision for restaurant closings is as follows:

	Balance at September 29, 2004	Non-cash charges during twenty-eight weeks ended April 13, 2005	Cash charges during twenty-eight weeks ended April 13, 2005	Balance at April 13, 2005
Asset write-downs	$3,058	(5)	-	$3,053
Lease termination costs	-	-	-	-
Closing costs	24	-	(11)	13
Total	$3,082	$(5)	$(11)	$3,066

	Balance at September 24, 2003	Non-cash charges during twenty-eight weeks ended April 7, 2004	Cash charges during twenty-eight weeks ended April 7, 2004	Balance at April 7, 2004
Asset write-downs	$4,860	(480)	-	$4,380
Lease termination costs	225	-	(225)	-
Closing costs	115	-	(45)	70
Total	$5,200	$(480)	$(270)	$4,450

Revolving Credit Agreement
    The Company's Revolving Credit Agreement expired on January 30, 2005. The Company renewed its Revolving Credit Agreement for $50,000 for an additional three years. The amended credit agreement bears interest at a rate based on LIBOR plus 55 basis points or the lender's prime rate minus 100 basis points, at the election of the Company. The Revolving Credit Agreement is unsecured and contains restrictions, which among other things, require the Company to maintain certain financial ratios. The Company is in compliance with all restrictive covenants under the borrowing agreement as of April 13, 2005.

Supplemental Cash Flow Information
     During the twenty-eight period ended April 13, 2005, the Company issued 125,500 shares of restricted stock under its Capital Appreciation Plan with a market value of $2,205. During the twenty-eight week period ended April 7, 2004, the Company issued 122,500 shares of restricted stock under its Capital Appreciation Plan with a market value of $1,844.

Reclassifications
    Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 presentation.

Restatement
    On May 20, 2005, the Company filed an amended Annual Report on Form 10 - K/A for the fiscal year ended September 29, 2004, and an amended quarterly report on Form 10 - Q/A for the fiscal quarter ended December 22, 2004.

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

    The total impact of the adjustments reduced the Company's net income for the fiscal years ended September 29, 2004, September 24, 2003, and September 25, 2002 by $71, $78 and $97 respectively. Additionally, beginning retained earnings for the fiscal year ended September 25, 2002 were reduced by $537. Please refer to the Company's Current Report on Form 8 - K filed on May 16, 2005 for more information related to the restatement. The following tables are a summary of the effects of the restatement on the current financial statements.

Condensed Consolidated Statements of Earnings
Summary of Restatement Impacts
The Steak n Shake Company
(Sixteen Weeks and Twenty-Eight Weeks Ended April 7, 2004)
(Amounts in $000s except share and per share data)

	Sixteen Weeks Ended		Twenty - Eight Weeks Ended
For the fiscal period ended:	April 7, 2004		April 7, 2004
	As Previsously Reported	As Restated	As Previously Reported	As Restated
Depreciation and Amortization	$7,394	$7,439	$12,946	$13,026
Interest	3,977	4,053	6,983	7,118
Rent	2,638	2,550	4,534	4,381
Total costs and expenses	151,431	151,465	258,816	258,878

Earnings Before Income Taxes	12,360	12,325	19,447	19,385

Income Taxes	4,353	4,341	6,850	6,828

Net Earnings	$8,007	$7,984	$12,597	$12,557

Basic Earnings Per Common and
Common Equivalent Share	$0.29	$0.29	$0.46	$0.46

Diluted Earnings Per Common and
Common Equivalent Share	$0.29	$0.29	$0.46	$0.45

Condensed Consolidated Statements of Cash Flows
Summary of Restatement Impacts
The Steak n Shake Company
(Twenty-Eight Weeks Ended April 7, 2004)
(Amounts in $000s except share and per share data)

	Twenty-Eight Weeks Ended
For the fiscal period ended:	April 7, 2004
	As Previously Reported	As Restated
Operating Activities:
Net earnings	$12,597	$12,557
Depreciation and amortization	12,946	13,026
Provision for deferred income taxes	27	6
Changes in accounts payable and accrued expenses	(2,570)	(2,515)
Net cash provided by operating activities	22,517	22,591

Financing Activities:
Principal payments on lease obligations	(1,615)	(1,688)
Net cash used in financing activities	$(2,376)	$(2,449)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000's, except share and per share data)

Overview

    In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

The Steak n Shake Company reported higher revenues, net income, and diluted earnings per share in the sixteen weeks ended April 13, 2005 as compared to the sixteen weeks ended April 7, 2004.

•	The Company's revenues increased by 14.1% to $186,823 compared to $163,790 for the same period last year.

•	Net earnings increased 8.8% to $8,683 to $7,984.

•	Diluted earnings per share increased to $0.31 from $0.29.

•
The key to the Company's revenue growth was a 4.3% increase in same store sales in addition to revenue generated from the additional restaurants acquired through the Kelley Restaurants acquisition of approximately $10,800. The same store sales growth is primarily attributable to increasing guest counts of 1.2% and check average increases of 3.1%.

    In addition to the above financial information, the Company also considers the following quarterly highlights:

•	The Company completed the acquisition of 17 franchised restaurants during the quarter.

•	During the sixteen week period ended April 13, 2005, the Company also opened four new Company-owned restaurants and one franchised restaurant.

    Management continues to prepare for expansion while strengthening the foundation of the Company. The Company has now had nine consecutive quarters of positive same store sales as a result of efforts to strengthen the brand through the "virtuous cycle." The components of the virtuous cycle include: developing effective field leaders, improving associate satisfaction and training, growing guest counts, improving margins, and expanding the brand.

    On May 20, 2005, the Company filed an amended Annual Report on Form 10 - K / A for the fiscal year ended September 29, 2004, and an amended quarterly report on Form 10 - Q / A for the fiscal quarter ended December 22, 2004. Prior period amounts in this report which have been affected by the restatement, have been restated. Please refer to the Company' s Current Report on Form 8 - K filed on May 16, 2005 for more information related to the restatement.

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

Goodwill
    The Company evaluates goodwill annually, or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts an impairment loss is recognized. The methods used to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance.

Operating Leases
    The Company leases certain properties under operating leases. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The Company uses a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes access to the grounds for buildout.

Results of Operations
    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

	Sixteen Weeks Ended				Twenty-Eight Weeks Ended
	April 13,		April 7,		April 13,		April 7,
	2005		2004 (as restated)		2005 (as restated)		2004 (as restated)
Revenues
Net sales	99.4%		99.2%		99.3%		99.2%
Franchise fees	.6		.8		.7		.8
	100.0		100.0		100.0		100.0
Costs and Expenses
Cost of sales	23.2	(1)	23.0	(1)	23.4	(1)	23.2	(1)
Restaurant operating costs	49.2	(1)	48.8	(1)	49.5	(1)	49.4	(1)
General and administrative	7.9		8.2		8.2		8.1
Depreciation and amortization	4.4		4.5		4.4		4.7
Marketing	4.8		4.4		4.5		4.1
Interest	2.1		2.5		2.2		2.6
Rent	1.7		1.6		1.7		1.6
Pre-opening costs	.4		.4		.4		.4
Other income, net	(.3)		(.3)		(.3)		(.4)
	93.0		92.5		93.3		93.0

Earnings Before Income Taxes	7.0		7.5		6.7		7.0

Income Taxes	2.4		2.7		2.3		2.5

Net Earnings	4.6%		4.9%		4.4%		4.5%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Sixteen Weeks Ended April 13, 2005 to Sixteen Weeks Ended April 7, 2004
(Amounts in $000's)

Revenues
    Net sales increased $23,262 (14.3%) to $185,746 primarily due to an 4.3% increase in same store sales and the addition of the 17 restaurants acquired in the Kelley Restaurants acquisition which closed at the beginning of the fiscal quarter. The increase in same store sales comes on top of an increase in same store sales in the prior year of 8.7%. The increase in same store sales is highlighted by an increase in shake sales in response to the Company's new Sippable Sundae™ line of milk shakes, which were introduced in the current quarter. The same store sales increase consists of a 1.2% increase in guest counts and a 3.1% increase in check average. The increase in check average results primarily from a 2.3% weighted average menu price increase compared to the same period in the prior year.

Costs and Expenses
    Cost of sales increased $5,786 (15.5%) to $43,159 primarily due to increased net sales and higher food costs. Cost of sales as a percentage of net sales increased slightly to 23.2% from 23.0%, primarily as a result of an increase in beef, dairy, and poultry costs, offset by menu price increases.

    Restaurant operating costs increased $12,177 (15.4%) to $91,476 due to increased net sales. Restaurant operating costs as a percentage of net sales increased from 48.8% to 49.2%, primarily due to the investment in field leaders to support expansion, as well as higher minimum wage rates in Illinois.

    General and administrative expenses increased $1,226 (9.1%) to $14,712, and decreased to 7.9% as a percentage of revenue, compared to 8.2% in the same period in the prior year. The increase in total general and administrative expenses is attributable to the Company continuing to prepare for growth by making additional investments in general and administrative expenses.

    Depreciation and amortization expense increased from $7,439 to $8,128, or 9.3%. The increase is attributable to additional restaurants, including the 17 restaurants that were acquired from Kelley Restaurants, Inc at the beginning of the current quarter. As a percentage of total revenues, depreciation and amortization expense decreased to 4.4% from 4.5% in the prior year.

    Marketing expense increased $1,782 (24.8%) to $8,959, and as a percentage of revenue increased to 4.8% from 4.4% in the same period in the prior year. The increase versus prior year as a percentage of revenue is primarily attributable to the timing of the coupon drops versus the prior year.

    Interest expense decreased $103 (2.5%) to $3,950 due to decreased net borrowings under the Company’s Senior Note Agreement, combined with lower lease obligation balances than the same period in the prior year.

    Rent expense increased $653 (25.6%) to $3,203 as a result of an increased number of restaurants. The biggest increase relates to the 17 acquired restaurants which have a higher percentage of leased properties versus owned, compared to the Company's existing portfolio. As a percentage of sales, rent expense increased from 1.6% to 1.7% compared to the same period in the prior year.

    Pre-opening costs increased $106 (17.7%) to $705 as the Company was in the process of opening more restaurants in the current year versus the prior year.

    Other income remained fairly consistent with the prior year at .3% of revenue in both the current and prior fiscal periods.

Income Taxes
    The Company's effective income tax rate decreased to 33.9% from 35.2% in the same period in the prior year, primarily due to FICA tax credits and Work Opportunity Tax Credits.

Comparison of Twenty-Eight Weeks Ended April 13, 2005 to Twenty-Eight Weeks Ended April 7, 2004
(Amounts in $000's)

Revenues
    Net sales increased $35,250 (12.8%) to $311,250, primarily due to a 5.8% increase in same store sales. Same store sales were impacted by a 3.3% increase in check average, including a 2.7% weighted average menu price increase, and a 2.5% increase in guest counts. In addition, the Company had additional net sales from 17 acquired restaurants and from new Company-Owned restaurants which opened in the past year.

Costs and Expenses
    Cost of sales increased $8,840 (13.8%) to $72,784 as a result of increased sales and higher food costs. As a percentage of net sales, cost of sales increased to 23.4% from 23.2% in the prior year period. Increased beef, chicken, and dairy costs primarily drove the higher cost of sales, offset by menu price increases.

    Restaurant operating costs increased $17,566 (12.9%) to $153,999, primarily due to increased net sales. Restaurant operating costs as a percentage of net sales increased to 49.5% from 49.4% in the prior year, primarily due to the investment in field leaders to support expansion, as well as higher minimum wage rates in Illinois.

    General and administrative expenses increased $2,921 (12.9%) to $25,542, and increased to 8.2% as a percentage of revenues, from 8.1% in the prior year. The overall increase is due primarily to initial investments related to accelerated expansion.

    Depreciation and amortization expense increased $837 (6.4%) to $13,863 principally from property and equipment additions from opening new restaurants.

    Marketing expenses increased $2,648 (23.2%) to $14,049, and as a percentage of revenues increased to 4.5% from 4.1% in the prior year. The increase versus prior year as a percentage of revenue is primarily attributable to the timing of the coupon drops versus the prior year.

    Interest expense decreased $322 (4.5%) to $6,796 due to lower net borrowings and lease obligation balances than in the prior year.

    Rent expense increased $879 (20.1%) to $5,260 as a result of an increased number of restaurants.

    Pre-opening costs increased $285 (29.1%) to $1,264 as the Company is opening more restaurants in the current year versus that of the prior year.

    Other income remained fairly consistent with the prior year amounts.

Income Taxes
    The Company's effective income tax rate decreased to 33.9% from 35.2% in the prior year period, primarily due to FICA tax credits and Work Opportunity Tax Credits.

Liquidity and Capital Resources
    During the sixteen-week period ended April 13, 2005, the Company opened four Company-owned Steak n Shake restaurants and one franchised restaurant, rebuilt one restaurant, and acquired 17 restaurants. In the sixteen-week period ended April 7, 2004, the Company opened four Company-owned Steak n Shake restaurants. Eight new restaurants are currently under construction. For the twenty-eight weeks ended April 13, 2005, capital expenditures totaled $33,687 as compared to $17,872 for the same period in the prior year. This amount does not include the acquisition of Kelley Restaurants, Inc. in which the Company spent $15,893.

    The Company anticipates opening 18 to 24 new Steak n Shake restaurants during fiscal year 2005. The new store openings will allow the Company to continue its expansion in newer markets such as Texas, while building its strong brand recognition and operating organization throughout the Midwest and Florida. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment is approximately $2,000. Total capital expenditures for fiscal year 2005 are estimated to be $45,000 to $55,000 which include corporate expenditures and existing location expenditures. The Company intends to fund 2005 capital expenditures, and meet working capital needs using existing cash and investments and anticipated cash flows from operations.

    During the twenty-eight weeks ended April 13, 2005, cash provided by operations totaled $33,342, compared to $22,591 in the same period in the prior year. This increase in cash provided by operations is attributable primarily to increased net earnings and an increase in accounts payable and accrued expense balances. Net cash used in financing activities for the twenty-eight weeks ended April 13, 2005, totaled $469 compared to $2,449 in the comparable prior period. This decline was due to there being less scheduled debt payments in the current year period.

    As of April 13, 2005, the Company had outstanding borrowings of $15,203 under its Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement") and $75,000 of additional borrowing capacity available. Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%.

    The Company also maintains a $50,000 Revolving Credit Agreement ("Revolving Credit Agreement") that bears interest based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at the election of the Company, and matures on January 30, 2008. There were no borrowings under the Revolving Credit Agreement at April 13, 2005.

    In addition, the Company assumed four mortgages on properties during the Kelley Restaurants Inc. acquisition. The amount outstanding as of April 13, 2005 is $3,837. Three of the mortgages bear interest at LIBOR + 1.75%, and the remaining mortgage is at a fixed rate of 5%.

    The Company's debt agreements contain restrictions which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with all restrictive covenants under these borrowing agreements at April 13, 2005.

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

Risks Associated with Forward-Looking Statements
    Certain statements contained in this report contain forward-looking information. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as åanticipateæ, åbelieveæ, åexpectæ, åmayæ, åwillæ, and other similar terminology. These statements speak only as of the date they were made and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Several factors, many beyond our control, could cause actual results to differ significantly from our expectations, such as the following: effectiveness of operating initiatives; changes in economic conditions; effectiveness of advertising and marketing initiatives; harsh weather conditions; availability and cost of qualified restaurant personnel; changes in consumer tastes; changes in consumer behavior based on publicity or concerns relating to food safety or food-borne illnesses; effectiveness of our expansion plans; changes in minimum wage rates; and changes in applicable accounting policies and practices. The foregoing list of important factors is not intended to be all-inclusive as other general market, industry, economic, and political factors may also impact our operations. Readers are cautioned not to place undue reliance on our forward-looking statements, as we assume no obligation to update forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 55 basis points or the prime rate minus 100 basis points, at the election of the Company. The Company also has three mortgages with interest rates of LIBOR plus 175 basis points. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At April 13, 2005, a hypothetical 100 basis point increase in short-term rates would have an immaterial impact on the Company's earnings.

    The Company purchases certain food products, which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions. The Company utilizes various purchasing and contract pricing techniques to minimize volatility, but does not enter into financial derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES
     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of April 13, 2005, in timely alerting the Company's management to material information required to be included in this Form 10-Q and other Exchange Act filings.

    There were no changes in the Company's internal control over financial reporting that occurred during the fiscal period ended April 13, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

    The Company has made certain changes in its internal control over financial reporting since April 13, 2005. In connection with correcting its lease accounting methodology, the Company has instituted the following procedures:

•
Use of a consistent lease period (generally, the initial non-cancelable lease term plus certain option periods where failure to exercise such options would result in economic penalty) when calculating depreciation of leasehold improvements, in determining straight-line rent expense and classification of its leases as either an operating lease or a capital lease;

•	Commencement of the lease term and straight-line rent expense on the date when the Company takes possession and the right to control use of the leased premises;
•	Further review of leases to determine the appropriate treatment for financial reporting.

    Except as noted above, there have been not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders of The Steak n Shake Company held February 9, 2005, the following actions were undertaken:

1. Nine directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified, as follows:

Name	Votes For	Withheld
Peter M. Dunn	23,524,973	846,376
Alan B. Gilman	23,463,174	908,175
Stephen Goldsmith*	23,553,164	818,185
Wayne L. Kelley	23,127,519	1,243,830
Charles E. Lanham	23,541,030	830,319
Ruth J. Person	23,540,056	831,293
J. Fred Risk	23,544,266	827,083
John W. Ryan	23,533,414	837,935
James Williamson, Jr.	18,292,225	6,079,124

* As disclosed in a Form 8-K on April 25, 2005, Stephen Goldsmith resigned from the board and Steven M. Schmidt was appointed to fill the vacancy.

The 2005 Director Stock Option Plan was approved as follows:

Votes For	Votes Against	Abstentions
18,616,087	1,533,403	4,221,859

3. Deloitte & Touche, LLP was ratified as the Company's independent auditor as follows:

Votes For	Votes Against	Abstentions
23,392,950	946,103	32,296

ITEM 5. OTHER INFORMATION

(a) Non-audit Services

    During the period covered by this report, the Audit Committee of the Board of Directors approved the engagement of Deloitte & Touche, LLP, the Company's independent auditors, to perform the following non-audit services: tax software related to sales and use tax. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS

Exhibits

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer.
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2005.

THE STEAK N SHAKE COMPANY
(Registrant)

By /s/ Jeffrey A. Blade
Jeffrey A. Blade
Senior Vice President
and Chief Financial Officer