Form 10-Q
period 2005-07-06
STEAK & SHAKE CO
filed 2005-08-15
CIK 93859

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED JULY 6, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No

Number of shares of Common Stock outstanding at August 1, 2005:  27,859,415

THE STEAK N SHAKE COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	July 6, 2005	September 29, 2004
	(Unaudited)
Assets:
Current Assets
Cash, including cash equivalents of $9,175 in fiscal 2005
and $23,590 in fiscal 2004	$14,638	$25,150
Short-term investments	-	466
Receivables, net	3,503	4,123
Inventories	6,644	6,204
Deferred income taxes	2,591	2,755
Assets held for sale	1,756	1,756
Other current assets	5,264	4,946
Total current assets	34,396	45,400

Net Property and Equipment	431,069	385,258
Goodwill and Other Intangibles	8,928	1,195
Other Assets	4,748	4,000
Total assets	$479,141	$435,853
Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$21,993	$18,563
Accrued expenses	35,796	29,379
Current portion of long-term debt	7,145	6,775
Current portion of obligations under leases	3,916	3,887
Total current liabilities	68,850	58,604
Deferred Income Taxes	4,028	2,969
Other Long-term Liabilities	2,041	1,272
Obligations Under Leases	148,550	144,647
Long-term Debt	11,827	9,429

Commitments and Contingencies
Shareholders' Equity:
Common stock — $.50 stated value, 50,000,000 shares
authorized — shares issued: 30,332,839 in fiscal 2005 and in fiscal 2004	15,166	15,166
Additional paid-in capital	123,886	123,787
Retained earnings	136,559	114,993
Less: Unamortized value of restricted shares	(2,508)	(1,393)
Treasury stock — at cost: 2,481,444 shares in fiscal 2005;
2,856,154 shares in fiscal 2004	(29,258)	(33,621)
Total shareholders' equity	243,845	218,932
Total liabilities and shareholders’equity	$479,141	$435,853
See accompanying notes.

Condensed Consolidated Statements of Earnings
The Steak n Shake Company
(Unaudited)
(Amounts in 000s, except share and per share data)

	Twelve Weeks Ended		Forty Weeks Ended
	July 6,	June 30,	July 6,	June 30,
	2005	2004 (as restated)	2005	2004 (as restated)
Revenues
Net sales	$147,057	$129,555	$458,307	$405,554
Franchise fees	797	1,072	2,897	3,336
Total revenues	147,854	130,627	461,204	408,890

Costs and Expenses
Cost of sales	34,224	31,078	107,009	95,022
Restaurant operating costs	71,221	63,097	225,220	199,530
General and administrative	11,464	9,402	37,006	32,023
Depreciation and amortization	6,365	5,720	20,228	18,746
Marketing	6,872	5,366	20,922	16,767
Interest	2,940	2,999	9,736	10,117
Rent	2,423	2,087	7,683	6,468
Pre-opening costs	901	345	2,165	1,324
Provision for restaurant closing	-	(394)	-	(394)
Other income, net	(364)	(391)	(1,456)	(1,416)
Total costs and expenses	136,046	119,309	428,513	378,187

Earnings Before Income Taxes	11,808	11,318	32,691	30,703

Income Taxes	4,037	3,916	11,125	10,745

Net Earnings	$7,771	$7,402	$21,566	$19,958

Net Earnings Per Common and
Common Equivalent Share:
Basic	$.28	$.27	$.79	$.73
Diluted	$.28	$.27	$.77	$.72

Weighted Average Shares and Equivalents:
Basic	27,562,084	27,462,379	27,470,571	27,356,558
Diluted	28,102,280	27,778,480	28,028,675	27,704,779

See accompanying notes.

Condensed Consolidated Statements of Cash Flows
The Steak n Shake Company (Unaudited) (Amounts in $000's)	Forty Weeks Ended
	July 6,	June 30,
	2005	2004 (as restated)
Operating Activities

Net earnings	$21,566	$19,958
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	20,228	18,746
Provision for deferred income tax	848	81
Loss on disposal of property and equipment	657	434
Provision for restaurant closings	-	(394)
Changes in receivables and inventories	584	(789)
Changes in other assets	(2,122)	(2,913)
Changes in accounts payable and accrued expenses	8,293	6,826
Net cash provided by operating activities	50,054	41,949

Investing Activities
Additions of property and equipment	(45,065)	(29,044)
Purchase of Kelley Restaurants, Inc.	(15,893)	-
Proceeds from sale of long-term investments	-	5,095
Proceeds from sale of short-term investments	466	949
Purchase of short-term investments	-	(621)
Proceeds from disposal of property and equipment	980	1,429
Net cash used in investing activities	(59,512)	(22,192)

Financing Activities
Principal payments on lease obligations	(2,742)	(3,502)
Principal payments on long-term debt	(1,193)	(3,179)
Proceeds from equipment and property leases	650	600
Proceeds from employee stock purchase plan	1,573	1,267
Proceeds from exercise of stock options	658	753
Net cash used in financing activities	(1,054)	(4,061)

Increase (Decrease) in Cash and Cash Equivalents	(10,512)	15,696

Cash and Cash Equivalents at Beginning of Period	25,150	24,795

Cash and Cash Equivalents at End of Period	$14,638	$40,491

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

    In the opinion of the Company, all adjustments considered necessary to present fairly the consolidated statement of financial position as of July 6, 2005, and the consolidated statements of earnings for the twelve and forty weeks ended July 6, 2005 and June 30, 2004, and cash flows for the forty weeks ended July 6, 2005 and June 30, 2004, have been included.

    The consolidated statements of earnings for the forty weeks ended July 6, 2005 and June 30, 2004 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's amended Annual Report on Form
10-K/A for the fiscal year ended September 29, 2004.

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

	Twelve Weeks Ended		Forty Weeks Ended
	July 6,	June 30,	July 6,	June 30,
	2005	2004	2005	2004

Net earnings as reported	$7,771	$7,402	$21,566	$19,958
Less pro forma compensation expense, net of tax	(527)	(280)	(1,518)	(1,024)
Proforma net earnings	$7,244	$7,122	$20,048	$18,934

Basic earnings per share as reported	$.28	$.27	$.79	$.73
Pro forma basic earnings per share	$.26	$.26	$.73	$.69

Diluted earnings per share as reported	$ . 28	$.27	$.77	$.72
Pro forma diluted earnings per share	$.26	$.26	$.72	$.68

    In December of 2004, the Financial Accounting Standards Board ("FASB") reissued SFAS No. 123 as SFAS No. 123R, Share Based Compensation. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123R requires that the cost of employee services received in exchange for equity instruments issued or liabilities incurred be recognized in the financial statements.  Compensation costs will be measured using a fair-value-based method over the period that the employee provides service in exchange for the award.  This statement will apply to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards.  Additionally, under the transition method, the Company will recognize compensation cost on the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS Nos. 123 and 148 for pro forma disclosures.  As the employee stock purchase plan is currently written, the Company will also be required to record compensation expense for the employee stock purchase plan. Compensation expense is recognized over each award's service period, the period during which an employee is required to provide service in exchange for an award. At the end of the service period, the award is vested and is eligible for issuance. The Company's stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service. For employees reaching retirement age during the vesting period, an evaluation of each employee's expected retirement date is made, and the accrual of compensation expense is accelerated if necessary. SFAS No. 123R will require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date.  SFAS No. 123R will be effective in the first fiscal quarter of fiscal 2006.  The Company has not yet determined the impact that adopting this SFAS will have on its results of operations.

Earnings Per Share
    Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by SFAS No. 128, Earnings Per Share:

	Twelve Weeks Ended		Forty Weeks Ended
	July 6,	June 30,	July 6,	June 30,
	2005	2004	2005	2004
Basic earnings per share:
Weighted average common shares	27,562,084	27,462,379	27,470,571	27,356,558

Diluted earnings per share:
Weighted average common shares	27,562,084	27,462,379	27,470,571	27,356,558
Diluted effect of stock options	540,196	316,101	558,104	348,221
Weighted average common and incremental shares	28,102,280	27,778,480	28,028,675	27,704,779

Number of stock options excluded from the calculation of earnings per share as the options' exercise prices were greater than the market price of the Company's common stock	58,742	43,907	113,091	37,064

Shareholders’ Equity
    During the forty weeks ended July 6, 2005, the Company issued 133,500 shares of restricted common stock under its Capital Appreciation Plan to certain employees. The shares are restricted for a period of three years. The total value of the stock grant (based upon market value at the date of grant) of $2,356 is recorded to unamortized value of restricted shares and is amortized to compensation expense ratably over the three-year period.

Net Property and Equipment

     Net property and equipment consists of the following:

	July 6,	September 29,
	2005	2004

Land	$168,352	$144,818
Buildings	158,610	148,802
Land and leasehold improvements	109,835	95,234
Equipment	163,547	153,409
Construction in progress	13,539	11,048
	613,883	553,311
Less accumulated depreciation and amortization	(182,814)	(168,053)
Net property and equipment	$431,069	$385,258

Assets Held for Sale
    Assets held for sale consist of property and equipment related to the under-performing restaurants identified for disposal in fiscal 2003, and are comprised of the following: Land and Buildings - $1,546; Land and Leasehold Improvements - $146; and Equipment - $64.

Goodwill and Other Intangibles
    Goodwill and other intangibles consist of the following:

	July 6,	September 29,
	2005	2004
Goodwill	$7,147	-
Intangible assets	1,781	$1,195
	$8,928	$1,195

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

    Intangible assets are subject to amortization and consist of "a right to operate" and favorable leases. The favorable leases were acquired in connection with the Company's acquisition of Kelley Restaurants Inc., and have a weighted average amortization period of 8 years.  Amortization expense for the twelve and forty week periods ended July 6, 2005 was $42 and $125, respectively. Amortization expense for the twelve and forty week periods ended June 30, 2004 was $28 and $92, respectively. Annual amortization expense for each of the next five fiscal years is estimated to be approximately $181.

Other Assets
    Other assets include capitalized software costs as well as deposits. Capitalized software costs are amortized over their estimated useful lives and the related amortization is included in depreciation and amortization expense.

Other Long-term Liabilities
    Other liabilities include deferred amounts related to the Company's Non-Qualified Savings Plan. The plan allows for the highly compensated employees to defer amounts from their salaries for retirement savings. The plan includes an employee match equal to the amount of the match the employee would have received in the Company's 401(k) plan. In addition, the amount includes the balance of deferred rent expense for escalating rent payments.

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

Current assets	$617
Property and equipment	21,659
Goodwill	7,147
Intangible assets	711
Other assets	46

Total assets acquired	30,180

Current liabilities	3,833
Deferred income taxes	400
Obligations under lease	6,463
Long-term debt	3,591

Total liabilities assumed	14,287

Net assets acquired	$15,893

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
the disposal of these properties within the next six months.

    Activity related to the provision for restaurant closings is as follows:

	Balance at September 29, 2004	Non-cash charges during forty weeks ended July 6, 2005	Cash charges during forty weeks ended July 6, 2005	Balance at July 6, 2005
Asset write-downs	$3,058	$(5)	-	$3,053
Lease termination costs	-	-	-	-
Closing costs	24	-	$(11)	13
Total	$3,082	$(5)	$(11)	$3,066

	Balance at September 24, 2003	Non-cash charges during forty weeks ended June 30, 2004	Cash charges or adjustments to estimates during forty weeks ended June 30, 2004	Balance at June 30, 2004
Asset write-downs	$4,860	$(479)	$(389)	$3,992
Lease termination costs	225	-	(225)	-
Closing costs	115	-	(67)	48
Total	$5,200	$(479)	$(681)	$4,040

Revolving Credit Agreement
    The Company amended its Revolving Credit Agreement ("the Agreement") on January 30, 2005. Under the Agreement, the Company can borrow up to $50,000.  The Agreement expires on January 30, 2008.  The Agreement bears interest at a rate based on LIBOR plus 55 basis points or the lender's prime rate minus 100 basis points, at the election of the Company. The Agreement is unsecured and contains restrictions, which among other things, require the Company to maintain certain financial ratios. The Company is in compliance with all restrictive covenants under the Agreement as of July 6, 2005.

Supplemental Cash Flow Information
     During the forty week period ended July 6, 2005, the Company issued 133,500 shares of restricted stock under its Capital Appreciation Plan with a market value of $2,356. During the forty week period ended June 30, 2004, the Company issued 136,000 shares of restricted stock under its Capital Appreciation Plan with a market value of $2,104.

Commitments and Contingencies
    The Company is engaged in various legal proceedings and has certain unresolved claims pending.  The ultimate liability, in any, for the aggregate amounts claimed cannot be determined at this time.  However, management of the Company, believes, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in the Company's consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

Reclassifications
    Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 presentation.

New Accounting Pronouncements
    In June 2005, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6").  The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase.  The guidance is effective for periods beginning after June 29, 2005.  The adoption of EITF 05-6 is not expected to have an impact on our consolidated financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

    The total impact of the adjustments reduced the Company's net income for the fiscal years ended September 29, 2004, September 24, 2003, and September 25, 2002 by $71, $78 and $97 respectively. Additionally, beginning retained earnings for the fiscal year ended September 25, 2002 were reduced by $537. Please refer to the Company's Current Report on Form 8 - K filed on May 16, 2005 for more information related to the restatement. The following tables are a summary of the effects of the restatement on the financial statements.

Condensed Consolidated Statements of Earnings
Summary of Restatement Impacts
The Steak n Shake Company
(Twelve Weeks and Forty Weeks Ended June 30, 2004)
(Amounts in $000s except per share data)

	Twelve Weeks Ended		Forty Weeks Ended
For the fiscal period ended:	June 30, 2004		June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Depreciation and Amortization	$5,686	$5,720	$18,632	$18,746
Interest	2,943	2,999	9,926	10,117
Rent	2,153	2,087	6,687	6,468
Total costs and expenses	119,285	119,309	378,101	378,187

Earnings Before Income Taxes	11,342	11,318	30,789	30,703

Income Taxes	3,925	3,916	10,775	10,745

Net Earnings	$7,417	$7,402	$20,014	$19,958

Basic Earnings Per Common and
Common Equivalent Share	$.27	$.27	$.73	$.73

Diluted Earnings Per Common and
Common Equivalent Share	$.27	$.27	$.72	$.72

Condensed Consolidated Statements of Cash Flows
Summary of Restatement Impacts
The Steak n Shake Company
(Forty Weeks Ended June 30, 2004)
(Amounts in $000s except share and per share data)

For the fiscal period ended:
	As Previously Reported	As Restated
Operating Activities:
Net earnings	$20,014	$19,958
Depreciation and amortization	18,632	18,746
Provision for deferred income taxes	111	81
Changes in accounts payable and accrued expenses	6,750	6,826
Net cash provided by operating activities	41,844	41,949

Financing Activities:
Principal payments on lease obligations (1)	(3,397)	(3,502)
Net cash used in financing activities	$(3,957)	$(4,061)

(1) The amount as previously reported excludes $3,179 for principal payments on long-term debt that was reclassified to a separate line in the financing activities section of the condensed consolidated statements of cash flows to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000's, except share and per share data)

Overview

    In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period  and which remained open through the end of the fiscal period.

The Steak n Shake Company reported higher revenues, net income, and diluted earnings per share in the twelve weeks ended July 6, 2005 as compared to the twelve weeks ended June 30, 2004.

•	The Company's revenues increased by 13.2% to $147,854 compared to $130,627 for the same period last year.

•	Net earnings increased 5.0% to $7,771 compared to $7,402 in the prior year.

•	Diluted earnings per share increased to $0.28 from $0.27.

•
The key driver for the Company's revenue growth was a 2.8% increase in same store sales in addition to revenue generated from the additional restaurants acquired through the Kelley Restaurants acquisition of approximately $9.1 million. The same store sales growth is primarily attributable to check average increases of 3.8%.

    In addition to the above financial information, the Company also considers the following quarterly highlights:

•	During the twelve week period ended July 6, 2005, the Company opened 4 new Company-owned restaurants.

•	The positive same stores sales for the quarter marked the tenth consecutive quarter of positive same store sales.

   Management continues to prepare for expansion while strengthening the foundation of the Company. The Company has now had ten consecutive quarters of positive same store sales as a result of efforts to strengthen the brand through the "virtuous cycle." The components of the virtuous cycle include: developing effective field leaders, improving associate satisfaction and training, growing guest counts, improving margins, and expanding the brand.

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

Results of Operations
    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	July 6,	June 30,	July 6,	June 30,
	2005	2004	2005	2004
Revenues
Net sales	99.5%	99.2%	99.4%	99.2%
Franchise fees	.5	.8	.6	.8
	100.0	100.0	100.0	100.0
Costs and Expenses
Cost of sales (1)	23.3	24.0	23.3	23.4
Restaurant operating costs (1)	48.4	48.7	49.1	49.2
General and administrative	7.8	7.2	8.0	7.8
Depreciation and amortization	4.3	4.4	4.4	4.6
Marketing	4.6	4.1	4.5	4.1
Interest	2.0	2.3	2.1	2.5
Rent	1.6	1.6	1.7	1.6
Pre-opening costs	0.6	0.3	0.5	0.3
Provision for restaurant closings	0.0	(0.3)	0.0	(0.1)
Other income, net	(0.2)	(0.3)	(0.3)	(0.3)
	92.0	91.3	92.9	92.5

Earnings Before Income Taxes	8.0	8.7	7.1	7.5

Income Taxes	2.7	3.0	2.4	2.6

Net Earnings	5.3%	5.7%	4.7%	4.9%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended July 6, 2005 to Twelve Weeks Ended June 30, 2004
(Amounts in $000's)

Revenues
    Net sales increased $17,502 (13.5%) to $147,057 primarily due to an  2.8% increase in same store sales and the addition of the 17 restaurants acquired in the Kelley Restaurants acquisition which closed in the second quarter of the current fiscal year. A significant component of the increase in same store sales comes on top of an increase in same store sales in the prior year of  6.3%. The increase in same store sales is due to the increase in shake sales in response to the Company's new Sippable Sundae™ line of milk shakes and Side by Side™ milk shakes, which have been well received. The same store sales increase consists of a  3.8% increase in check average and a decrease in guest traffic of 1.0%.  The increase in check average results primarily from a  2.9% weighted average menu price increase compared to the same period in the prior year.

Costs and Expenses
    Cost of sales increased $3,146 (10.1%) to $34,224 primarily due to increased net sales and higher food costs. Cost of sales as a percentage of net sales decreased to 23.3% from 24.0%, primarily as a result of lower commodity costs, the positive impact of pricing actions and strong food cost control.

    Restaurant operating costs increased $8,124 (12.9%) to $71,221 due to increased net sales. Restaurant operating costs as a percentage of net sales decreased from 48.7% to 48.4%, primarily due to increased labor efficiencies compared to the prior year.  In the prior year the Company had increased training labor costs associated with the introduction of Side by Side™ milk shakes.

    General and administrative expenses increased $2,062 (21.9%) to $11,464, and increased to 7.8% as a percentage of revenue, compared to 7.2% in the same period in the prior year. The higher spending as a percent of revenues versus prior year was driven by the acquisition of Kelley Restaurants, Inc., investments in Real Estate, Human Resources, and IT to support accelerated expansion, Sarbanes-Oxley compliance costs and the timing of initiative spending.

    Depreciation and amortization expense increased $645 (11.3%) to $6,365. The increase is attributable to additional restaurants, including the 17 restaurants that were acquired from Kelley Restaurants, Inc in the second quarter of the current fiscal year. As a percentage of total revenues, depreciation and amortization expense decreased to 4.3% from 4.4% in the prior year.

    Marketing expense increased $1,506 (28.1%) to $6,872, and as a percentage of revenue increased to 4.6% from 4.1% in the same period in the prior year. The increase versus prior year is primarily due to the acquisition of Kelley Restaurants, Inc., incremental television related to 2004 new markets, and the timing of other marketing initiatives.

    Interest expense decreased $59 (2.0%) to $2,940.  The slight decrease is a result of decreased net borrowings under the Company’s Senior Note Agreement, combined with lower lease obligation balances than the same period in the prior year, slightly offset by amounts assumed through the Kelley Restaurants, Inc. acquisition.

    Rent expense increased $336 (16.1%) to $2,423 as a result of an increased number of restaurants. The biggest increase relates to the 17 restaurants acquired through the Kelley Restaurants, Inc. acquisition.  As a percentage of revenue, rent expense remained consistent at 1.6% of total revenue.

    Pre-opening costs increased $556 (161.2%) to $901 as the Company was in the process of opening more restaurants in the current year versus the prior year. During the quarter, the Company opened four new restaurants compared to one in the prior year.

    Other income remained fairly consistent at $364 in the current year versus $391 in the prior year.

Income Taxes
    The Company's effective income tax rate decreased to 34.2% from 34.6% in the same period in the prior year.  The decrease in the tax rate for 2005 is based upon the estimated effect of the passage of the Work Opportunity and Welfare to Work federal tax credit legislation signed in October of 2004 retroactive to January 1, 2004.  The variation between the statutory tax rate and the effective tax rate is due to state income taxes offset by employer tax credits for FICA taxes paid on employee tip income and the aforementioned other tax credits.

Comparison of Forty Weeks Ended July 6, 2005 to Forty Weeks Ended June 30, 2004
(Amounts in $000's)

Revenues
    Net sales increased $52,753 (13.0%) to $458,307, primarily due to a 4.9% increase in same store sales. Same store sales were impacted by a 3.5% increase in check average, including a 2.7% weighted average menu price increase, and a 1.4% increase in guest counts. In addition, the Company had additional net sales from 17 acquired restaurants and from new Company-owned restaurants which opened in the past year.

Costs and Expenses
    Cost of sales increased $11,987 (12.6%) to $107,009 as a result of increased sales and higher food costs. As a percentage of net sales, cost of sales decreased slightly to 23.3% from 23.4% in the prior year period.  The slight decrease as a percentage of sales is related to menu price increases which outpaced commodity price increases.

    Restaurant operating costs increased $25,690 (12.9%) to $225,220, primarily due to increased net sales. Restaurant operating costs as a percentage of net sales decreased slightly to 49.1% from 49.2% in the prior year, primarily due to increased in-store efficiencies.

    General and administrative expenses increased $4,983 (15.6%) to $37,006, and increased to 8.0% as a percentage of revenues, from 7.8% in the prior year. The higher spending as a percent of revenues versus prior year was driven by the acquisition of Kelley Restaurants, Inc., investments in Real Estate, Human Resources, and IT to support accelerated expansion, Sarbanes-Oxley compliance costs and the timing of initiative spending.

    Depreciation and amortization expense increased $1,482 (7.9%) to $20,228 principally from property and equipment additions from opening new restaurants.

    Marketing expenses increased $4,155 (24.8%) to $20,922, and as a percentage of revenues increased to 4.5% from 4.1% in the prior year. The increase versus prior year is related to additional restaurants from the  Kelley Restaurants, Inc. acquisition and incremental television related to 2004 new markets.

    Interest expense decreased $381 (3.8%) to $9,736 due to lower average net borrowings and lease obligation balances than in the prior year, slightly offset by amounts assumed through the Kelley Restaurants, Inc. acquisition.

    Rent expense increased $1,215  (18.8%) to $7,683 as a result of an increased number of restaurants.

    Pre-opening costs increased $841 (63.5%) to $2,165 as the Company is opening more restaurants in the current year versus that of the prior year.

    Other income remained fairly consistent with the prior year amounts.

Income Taxes
    The Company's effective income tax rate decreased to 34.0% from 35.0% in the same period in the prior year.  The decrease in the tax rate for 2005 is based upon the estimated effect of the passage of the Work Opportunity and Welfare to Work federal tax credit legislation signed in October of 2004 retroactive to January 1, 2004.  The variation between the statutory tax rate and the effective tax rate is due to state income taxes offset by employer tax credits for FICA taxes paid on employee tip income and the aforementioned other tax credits

Liquidity and Capital Resources
    During the forty week period ended July 6, 2005, the Company opened  11 Company-owned Steak n Shake restaurants and  2 franchised restaurants, rebuilt or replaced 4 restaurants, and acquired 17 restaurants as a part of the Kelley Restaurants, Inc. acquisition.  In the twelve week period ended July 6, 2005, the Company opened 4 Company-owned Steak n Shake restaurants and opened one rebuilt location.  Eleven new restaurants and two rebuilds were under construction at the end of the quarter.  For the forty weeks ended July 6, 2005, capital expenditures totaled $45,065 as compared to $29,044  for the same period in the prior year. This amount does not include the acquisition of Kelley Restaurants, Inc. for which the Company spent $15,893.

    The Company anticipates opening 18 to 24 new Steak n Shake restaurants during fiscal year 2005. The new store openings will allow the Company to continue its expansion in newer markets such as Texas, while reinforcing its strong brand recognition and operating organization throughout the Midwest and Florida. The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment is approximately $2,000. Total capital expenditures for fiscal year 2005 are estimated to be $55,000 to $65,000 which include corporate expenditures and existing location expenditures. The Company intends to fund 2005 capital expenditures, and meet other working capital needs with existing cash and investments and anticipated cash flows from operations.

    During the forty weeks ended July 6, 2005, cash provided by operations totaled $50,054, compared to $41,949 in the same period in the prior year. This increase in cash provided by operations is attributable primarily to increased net earnings and an increase in accounts payable and accrued expense balances. The increase in the accounts payable and accrued expense balance is largely due to the increased restaurant base compared to the prior year.  Net cash used in financing activities for the forty weeks ended July 6, 2005, totaled $1,054 compared to $4,061 in the comparable prior period. This decline was due to a decrease in scheduled debt payments in the current year period.

    As of July 6, 2005, the Company had outstanding borrowings of $15,203 under its Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement") and $75,000 of additional borrowing capacity available. Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%.

    The Company maintains a $50,000 Revolving Credit Agreement ("Revolving Credit Agreement") that bears interest based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at the election of the Company, and matures on January 30, 2008. There were no borrowings under the Revolving Credit Agreement at July 6, 2005.

    In addition, the Company assumed four mortgages on properties during the Kelley Restaurants Inc. acquisition. The amount outstanding as of July 6, 2005 is $3,769. Three of the mortgages bear interest at LIBOR + 1.75%, and the remaining mortgage is at a fixed rate of 5%.

    The Company's debt agreements contain restrictions which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with all restrictive covenants under these borrowing agreements at July 6, 2005.

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

Risks Associated with Forward-Looking Statements
    Certain statements contained in this report represent forward-looking statements. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as "anticipate", "believe", "expect", "may", "will", and other similar terminology. These statements speak only as of the date they were made and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Several factors, many beyond our control, could cause actual results to differ significantly from our expectations, such as the following: effectiveness of operating initiatives; changes in economic conditions; effectiveness of advertising and marketing initiatives; harsh weather conditions; availability and cost of qualified restaurant personnel; changes in consumer tastes; changes in consumer behavior based on publicity or concerns relating to food safety or food-borne illnesses; effectiveness of our expansion plans; changes in minimum wage rates; and changes in applicable accounting policies and practices. The foregoing list of important factors is not intended to be all-inclusive as other general market, industry, economic, and political factors may also impact our operations. Readers are cautioned not to place undue reliance on our forward-looking statements, as we assume no obligation to update forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 55 basis points or the prime rate minus 100 basis points, at the election of the Company. The Company also has three mortgages with interest rates of LIBOR plus 175 basis points. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At July 6, 2005, a hypothetical 100 basis point increase in short-term rates would have an immaterial impact on the Company's earnings.

    The Company purchases certain food products, which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions. The Company utilizes various purchasing and contract pricing techniques to minimize volatility, but does not enter into financial derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES
     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of July 6, 2005, in timely alerting the Company's management to material information required to be included in this Form 10-Q and other Exchange Act filings. There have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. OTHER INFORMATION

(a) Non-audit Services

    During the period covered by this report, the Audit Committee of the Board of Directors approved management to purchase a subscription to use Deloitte and Touche LLP's online accounting research tool. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS

Exhibits

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer.
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2005.

THE STEAK N SHAKE COMPANY
(Registrant)

By /s/ Jeffrey A. Blade
Jeffrey A. Blade
Senior Vice President
and Chief Financial Officer