Form 10-K
period 2005-09-28
STEAK & SHAKE CO
filed 2005-12-08
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from . . . . . . . . . . . . . . . . . . . . to . . . . . . . . . . . . . . . . . . . .

Commission file number 0-8445
THE STEAK N SHAKE COMPANY (Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

36 S. Pennsylvania Street, Suite 500 Indianapolis, Indiana 46204 (317) 633-4100
(Address and telephone number of registrant's principal executive offices)
Securities registered pursuant to Sec. 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, stated value $.50 per share	New York Stock Exchange

Securities registered pursuant to Sec. 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes X No

Indicate by check mark whether the registrant is shell companies (as defined in Exchange Act rule 12b-2). Yes  No X

The aggregate market value of Common Stock held by persons not "affiliated" with the registrant, based on the closing price of the Common Stock at April 13, 2005, was approximately $494,868,338 based on the closing stock price of $19.00 per share on that day.

The number of shares of Common Stock outstanding at December 1, 2005 was 27,900,582.

DOCUMENT INCORPORATED BY REFERENCE

PARTS OF FORM 10-K INTO WHICH
IDENTITY OF DOCUMENT	DOCUMENT IS INCORPORATED
The definitive Proxy Statement to be filed with respect to the 2006 Annual Meeting of Shareholders of Registrant	Part III

PART I.

ITEM 1.  BUSINESS

General

The Steak n Shake Company ("Steak n Shake" or the "Company") is engaged primarily in the ownership, operation and franchising of Steak n Shake restaurants. Founded in 1934 in Normal, Illinois, Steak n Shake is one of the oldest restaurant chains in the country. As of September 28, 2005, we had 399 Company-owned restaurants and 49 franchised restaurants, located in 20 states. Steak n Shake restaurants are generally open 24 hours a day, seven days a week, and in addition to the core menu, offer a breakfast menu during breakfast hours. Lunch and dinner sales account for approximately 36.4% and 45.4% of sales, respectively, while breakfast and late night sales account for 6.6% and 11.6% of sales, respectively.

Our fiscal year ends on the last Wednesday in September. Accordingly, every five or six years, our fiscal year contains fifty-three weeks. Fiscal years 2005 and 2003 contained fifty-two weeks, while fiscal year 2004 contained fifty-three weeks. Our first, third, and fourth quarters contain twelve weeks and the second quarter contains sixteen weeks (except in fiscal years when there are fifty-three weeks, in which case the fourth quarter contains thirteen weeks).

The Steak n Shake Concept

We strive to be the best restaurant in the world at providing guests a genuine, classic community diner experience with STEAKBURGER™ sandwiches and hand-dipped milk shakes. We occupy a distinct niche in the restaurant industry by offering full-service dining with counter and dining room seating, as well as drive-thru and carryout service. Counter and dining room sales represent approximately sixty-percent of the sales mix, while sales for off-premises dining represent approximately forty-percent of the sales mix. Unlike some fast-food restaurants, all Steak n Shake food is freshly prepared, cooked-to-order in view of the guest, and served promptly on china with flatware and glassware by a friendly team of wait staff. Our prices are generally less than most casual dining and family-style concepts, with an average check of approximately $6.61 per person. The average check during the peak lunch and dinner hours is approximately $6.58 and $6.87, respectively.

We believe that Steak n Shake offers more compelling value and core menu items with a higher level of quality than competing fast food chains. For over 70 years, our menu has featured core items that include STEAKBURGER™ sandwiches, thin and crispy french fries and hand-dipped milk shakes. We believe that our focus on certain menu items has allowed us to serve consistent, high-quality food that has built brand loyalty with our guests. Menu items are prepared in accordance with our strict specifications using high-quality ingredients including 100% pure U.S. beef, with cuts of T-bone, strip and sirloin steak, in our STEAKBURGER™ sandwiches. Over the years, we have responded to changing guest tastes by providing greater menu variety without losing our focus or guest appeal. During the current year, new menu offerings included expansion of Sippable Sundaes™ Milk Shakes, with the  inclusion of one additional Holiday shake flavor; white chocolate, and the addition of two new Halloween Shakes.

Expanding the Concept

Accelerating the Company's growth into both new and existing trade areas has been a focus in recent years. During fiscal year 2005, we opened nineteen new units and franchisees opened four new units.  The majority of new Company-owned units were built in the Florida, Indiana, Ohio and Texas markets, with a franchise opening creating a new presence in Arkansas. This level of expansion has allowed us to build field organizational quality and stability while focusing on improving each and every guest experience through hospitality initiatives; improving depth in the field organization through improved recruitment and higher retention; enhancing training and staff development; and aggressively marketing the brand through unique differentiation brand marketing. The Company currently expects to expand its growth by opening at least twenty-six Company-owned Steak n Shake restaurants in fiscal year 2006. The actual number of openings will depend on many factors, including the ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly associates.

Our expansion program is based upon a market penetration strategy that is focused on clustering restaurants in current or contiguous trade areas to capitalize on our name recognition, increase guest convenience and achieve media and operating efficiencies. The addition of Company-owned restaurants in markets where our television marketing efforts have already been implemented allows us to leverage our advertising costs over more units and to benefit from management efficiencies. In existing media markets our advertising expenditures create higher levels of customer recognition and greater market acceptance for new units.

In the current year the Company completed the purchase of 17 restaurants owned by Kelley Restaurants, Inc. ("KRI"), a former franchisee.  The purchase of these locations, in the Atlanta, Georgia and Charlotte, North Carolina markets, will allow us to better control growth in these markets.

Because the site selection process is critical to the success of our restaurants, our senior management devotes significant time and resources to analyzing each prospective site. We consider a variety of factors in the site selection process, including local market demographics, site visibility and accessibility, highway interchanges and proximity to significant generators of potential guests, such as major retailers, housing communities and businesses.

The final element of our expansion program is franchising. Our franchising program is designed to extend brand name recognition and derive additional revenues without substantial investment by the Company. As part of our continual planning process, management reviews the relationship of the number of Company-owned to franchised restaurants and the selection of areas for development by the Company and our franchisees, respectively. Our expansion plans include selectively seeking new franchisees to help grow the Steak n Shake brand by focusing on areas where the Company does not currently have plans to build enough stores to merit the infrastructure necessary to support those markets (See "Franchising").

Restaurant Locations

The following table lists the locations of the 448 Steak n Shake restaurants, including 49 franchised units, as of September 28, 2005:

	Company-Owned	Franchised	Total
Alabama	6	-	6
Arkansas	-	1	1
Florida	77	-	77
Georgia	21	3	24
Iowa	4	-	4
Illinois	57	6	63
Indiana	64	3	67
Iowa	4	-	4
Kansas	4	-	4
Kentucky	6	8	14
Michigan	20	-	20
Mississippi	-	1	1
Missouri	43	14	57
North Carolina	4	3	7
Ohio	63	-	63
Oklahoma	-	2	2
Pennsylvania	4	-	4
South Carolina	2	-	2
Tennessee	7	8	15
Texas	16	-	16
Wisconsin	1	-	1
	_____	_____	_____
Total	399	49	448

Restaurant Operations

The key to growing our customer base is ensuring our guests have an enjoyable dine-in, carry-out or drive-thru experience. To ensure a positive guest experience, we must have competent and skilled restaurant management at each of our locations. A typical Steak n Shake restaurant's management team consists of a general manager, a restaurant manager and from one to four managers. The number of managers varies depending upon the sales volume of the unit. Each restaurant's General Manager has primary responsibility for the day-to-day operations of the restaurant and is responsible for maintaining Company-established operating standards and procedures. The general manager holds the responsibility for his/her unit's profitability and his/her bonus is partially based on exceeding the financial plan's expected store profitability. In addition to day-to-day operations, the general manager is involved in the planning and budgeting process for his/her restaurant. An experienced, well-trained general manager promotes compliance with our high standards for food quality and guest service, ensures that all health and safety requirements are met and ensures compliance with applicable state labor laws. We seek to employ managers who focus on guest service and who manage the restaurant from the dining room.

We foster a "promote from within" approach. To develop the talented bench strength needed for continued internal promotions, developing our associates into outstanding managers is one of our highest priorities. As part of our commitment to improving our standards of execution, we emphasize strengthening each management team's skills and capabilities through innovative selection, development, evaluation, and reward systems. Associates are encouraged to learn new skills to foster their professional growth and to create greater opportunities for advancement. The management development process is designed to not only meet our current management needs, but to provide the foundation for our future growth needs as well.

Guest Satisfaction and Quality Control

For more than 70 years, our reputation and guest loyalty have been earned by the consistent quality of the dining experience we provide to our guests. Our future success depends on our associates' consistent commitment to exceeding the guests' expectations.  This commitment is monitored at Company-owned units through the use of guest comment cards, guest satisfaction surveys, a mystery shopping program, frequent on-site visits and formal inspections by management and training personnel. Franchised restaurants are monitored through periodic inspections by the Company's franchise field operations personnel, guest satisfaction surveys, and a mystery shopping program, in addition to their own internal management oversight procedures. These guest satisfaction measurement tools provide measures for both continuing and improving our excellence in customer service.

Purchasing and Distribution Center Operations

We operate a distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce and dairy products) and restaurant supplies are delivered to 102 Company-owned and 9 franchised restaurants. The restaurants served by the distribution center are located in parts of the Midwest (primarily in Illinois, Missouri, Iowa and Wisconsin). Our semi-trailers handle refrigerated products, frozen products and dry goods in the same delivery trip. The restaurants that are not serviced by the distribution center obtain Company-approved food products and supplies from two separate independent distributors; one with locations in Orlando, Florida and Pryor, Oklahoma, and the other with a location in Zanesville, Ohio.

Purchases are negotiated centrally for most food and beverage products and supplies to ensure uniform quality, adequate quantities and competitive prices. Short-term forward buying contracts are utilized to facilitate the availability of products pursuant to our specifications and to lessen our exposure to fluctuating prices. Food and supply items undergo ongoing research, development and testing in an effort to maintain the highest quality products and to be responsive to changing consumer tastes

Branding

For 70 years we have embraced our heritage by offering our guests a core product mix of STEAKBURGER™ sandwiches and hand-dipped milk shakes. As times have changed, we have enhanced our menu to offer new menu offerings to our guests. For instance, during the current year we expanded our line of Sippable Sundaes™ Milk Shakes.   In addition, we are in the process of testing new Premium Topping Steakburgers™ for future launch.  Offerings for these new Premium Topping Steakburgers™ include Three Cheese, Hickory Smoked Thick Bacon, and Grilled Mushroom 'n Onion.

Our marketing thrust is driven by new product news and is directed towards building brand loyalty and increasing purchase frequency.  We communicate our niche value positioning to the consumer via a branded differentiation marketing strategy. Marketing platforms are product benefit directed and explain why Steak n Shake is superior to fast food alternatives by using a fun, irreverent, tongue-in-cheek humorous approach in our advertising campaigns. This "voice of the restaurant" defines our brand personality, recalling a day when life was simpler, friendlier, and less stressful. By coupling this branding approach with real consumer benefits, existing guests are encouraged to visit more often and new guests are encouraged to try a STEAKBURGER™ sandwich and a milk shake. Television, print, outdoor and local marketing promotions are all utilized.

Franchising

We designed our franchising program to extend the Company's brand name recognition to areas where we have no current development plans, and to derive additional revenues without substantial investment. Our expansion plans include selectively seeking new franchisees to help grow the Steak n Shake brand, along with expanding relationships with current franchisees.

As of September 28, 2005, the 49 franchised Steak n Shake restaurants, operated by 17 franchisees, were located in Arkansas, Georgia, Illinois, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, and Tennessee. These restaurants are generally located in areas contiguous to markets in which there are other Steak n Shake restaurants. As of September 28, 2005, we have commitments from three new franchisees for the development of five additional franchised restaurants in fiscal 2006.

Franchisees undergo a selection process supervised by the Vice President, Franchising, and require final approval by senior management. We typically seek franchisees with the financial resources necessary to fund successful development (minimum of $1,500,000 net worth, $500,000 liquid assets) and significant experience in the restaurant/retail business who have demonstrated the financial and management capabilities required to operate a franchised restaurant effectively.

We assist franchisees with both the development and ongoing operation of their restaurants. Our management personnel assist with site selection, approve all restaurant sites and provide franchisees with prototype plans and construction support and specifications for their restaurants. Our staff provides both on-site and off-site instruction to franchised restaurant management associates. Managers of franchised restaurants are required to complete the same training as managers of Company-owned units. Our support continues after a restaurant opening with periodic training programs, operating manuals and updates relating to product specifications, guest service and quality control procedures, advertising and marketing materials and assisting with particular advertising and marketing needs. Franchise field representatives visit all franchisees quarterly to support the successful operation of their restaurants. We also make available to franchisees certain accounting services and management information reports prepared at the corporate office for a monthly fee, based on our actual costs.

All franchised restaurants are required to serve only Steak n Shake approved menu items.  Franchisees served by our distribution center may choose to purchase food and supplies at our cost, plus a markup to cover the cost of the distribution operation, including freight and delivery. Our point-of-sale systems are also available for purchase by franchisees. Access to these services enables franchisees to benefit from our purchasing power and assists us in monitoring compliance with our quality standards and specifications.

The standard Steak n Shake unit franchise agreement generally has an initial term of 20 years. Among other obligations, the agreement requires franchisees to pay an initial franchise fee of $40,000 for the first restaurant in a market, $35,000 for the second unit, and $30,000 for each subsequent unit, and a continuing royalty of 4% of monthly gross receipts. The standard franchise agreement also requires the franchisee to pay 5% of monthly gross sales to the Company for advertising, of which 80% is spent on local, regional or national marketing and 20% is used by Steak n Shake for creative and promotional development, outside independent marketing agency fees and technical and professional marketing advice.

In certain circumstances, our financing subsidiary, SNS Investment Company, Inc., will assist qualified franchisees in financing the development of one or more franchised restaurants by purchasing or leasing approved sites from third parties, constructing the restaurant and leasing or subleasing the finished facility to the franchisee. The lease terms and rentals, including a surcharge by the Company for administrative services, are negotiated based on prevailing real estate and construction costs in effect in the franchised area. As of September 28 2005, six restaurants were being financed through this subsidiary.

For more information on franchising opportunities, visit our website at www.steaknshake.com/franchise.

Competition

The restaurant business is one of the most intensely competitive industries in the United States, with price, menu offerings, location and service all being significant competitive factors. Our competitors include national, regional and local establishments. In all of our current and proposed future market areas, there are established competitors with financial and other resources which are greater than ours. We face competition for sites on which to locate new restaurants, as well as for restaurant associates and guests. The restaurant business is often affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic factors, harsh weather conditions, and the type, number and location of competing restaurants. Additional factors that may adversely affect the restaurant industry in general, and our restaurants in particular, are inflation of food, labor and associate benefit costs, negative publicity surrounding food quality or safety issues, and difficulty in attracting qualified management personnel and hourly associates.

Seasonal Aspects

We have substantial fixed costs which do not decline as a result of a decline in sales.  Our first and second quarters, which include the winter months, usually reflect lower average weekly unit volumes as compared to the third and fourth fiscal quarters.  Additionally, sales in the first two fiscal quarters can be adversely affected by severe winter weather.  We also may be negatively affected by adverse weather during the first and fourth quarters as hurricanes and tropical storms may impact the Southeastern portion of the United States, where we have a significant number of restaurants.

Employees

As of September 28, 2005, we employed approximately 21,500 associates, of which approximately two-thirds were part-time hourly associates.  We consider our employee relations to be good and believe that we are providing working conditions and wages that compare favorably with the industry.

Trademarks

"Steak n Shake®", "Takhomasak®", "Famous For Steakburgers®", "FAXASAK®", "Original Steakburger®", "In Sight It Must Be Right®", "Steak n Shake - It’s a Meal®", "The Original Steakburger®", "The "Wing and Circle"® logo", "Steak n Shake Famous For Steakburgers®", "Steak n Shake In Sight it Must be Right®", "Takhomacup®", "Takhomasak®", and the Company’s "storefront design" ® are among the federally registered trademarks and servicemarks owned by the Company. "Takhomacard™", "Banawberry™", "Banocolate™", "Chocawberry™", "High-n-Low™", "Orangilla™", "Side-by-Side™", "Sippable Sundaes™", "Strawnilla™", "Up Mixed™", "Up-n-Down™", "Vanawberry™", "Vanocha™" and "Vanocolate™" are among the trademarks and service marks owned by the Company or for which federal registration applications are currently pending. The Company protects its trademark rights by appropriate legal action whenever necessary.

Government Regulation

We are subject to various federal, state and local laws and regulations that might impact our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, including health and safety and fire agencies in the state and municipality in which the restaurant is located. The development and construction of restaurants is subject to compliance with applicable zoning, land use and environmental regulations. Difficulties in obtaining, or failure to obtain, the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

Our restaurant operations are also subject to federal and state minimum wage laws and laws governing such matters as working conditions, child labor, overtime and tip credits. Many of our restaurant associates are paid at rates related to the federal and state minimum wage laws, and accordingly, further increases in the minimum wage would increase our labor costs.

As of September 28, 2005, we had franchise operations in ten states and are subject to certain federal and state laws controlling the offering and conduct of the franchise business in those states. In addition, we are subject to franchise registration requirements in several states in which we are now conducting or will conduct franchise business in the future.

Geographic Concentration

During fiscal 2005, approximately 45.3% of our net sales were derived from five markets: St. Louis, Missouri (12.8%); Indianapolis, Indiana (12.1%); Orlando, Florida (7.4%); Chicago, Illinois (7.0%); and Tampa, Florida (6.1%). As a result, our results of operations may be materially affected by weather, economic or business conditions within these markets. Also, given our present geographic concentration, adverse publicity relating to Steak n Shake restaurants could have a more pronounced overall adverse effect on our sales than might be the case if our restaurants were more broadly dispersed.

Information Available on our Web Site

We make available through our web site, free of charge, our filings with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after we file them electronically with, or furnish them to, the SEC. The reports we make available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents. In addition, corporate governance documents such as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistleblower Policy, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, and Audit Committee Charter are posted on our web site and are available without charge upon written request. Our web site link is www.steaknshake.com and the link to SEC filings and corporate governance documents is www.steaknshake.com/investing.html. Our website and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth, as of September 28, 2005, the names, ages, and positions held with the Company and its primary subsidiary, and the date on which service in such capacities began, of the executive officers of the Company and its primary subsidiary:

Name	Age	Position with Company	Since

Jeffrey A. Blade	44	Senior Vice President, Chief Financial Officer -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
B. Charlene Boog	73	Associate Vice President -	1997
		The Steak n Shake Company
Robert E. Brown	41	Vice President, Finance and Investor Relations
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
Roxanne Crosby	52	Senior Vice President -
		The Steak n Shake Company	2003
		Steak n Shake Operations, Inc.	2003
Kevin E. Dooley	62	Vice President -
		Steak n Shake Operations, Inc.	1993
Peter M. Dunn(1)	50	President -
		The Steak n Shake Company	2002
		Steak n Shake Operations, Inc.	2002
		Chief Executive Officer -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
Kenneth L. Faulkner	42	Vice President -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
Duane E. Geiger	42	Vice President -
		The Steak n Shake Company	2000
		Steak n Shake Operations, Inc.	2000
Alan B. Gilman(1)	75	Chairman -
		The Steak n Shake Company	2003
		Steak n Shake Operations, Inc.	2003
William H. Hart	56	Vice President -
		Steak n Shake Operations, Inc.	1991
Bradley Manns	36	Vice President -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
David C. Milne	38	General Counsel -
		The Steak n Shake Company	2003
		Steak n Shake Operations, Inc.	2003
		Secretary -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
Gary T. Reinwald	57	Executive Vice President -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
Steven M. Schiller	40	Senior Vice President,
		Chief Marketing Officer
		The Steak n Shake Company	2005
		Steak n Shake Operations, Inc.	2005
Gary S. Walker	45	Senior Vice President -
		The Steak n Shake Company	1998
		Steak n Shake Operations, Inc.	1998
Douglas D. Willard	46	Vice President -
		The Steak n Shake Company	2003
		Steak n Shake Operations, Inc.	2003

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

Mr. Brown joined the Company as Vice President, Finance and Investor Relations in 2004.  Prior to joining Steak n Shake he worked in various financial roles with the Frito-Lay Company.

Ms. Crosby joined the Company as Senior Vice President, Human Resources in 2003. From 2002 to 2003, Ms. Crosby was a consultant. Prior thereto, Ms. Crosby worked as Vice President, Human Resources for the Borden Foods Corporation from 1995 to 2001.

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

Mr. Faulkner was appointed Vice President, Operations in 2004. Prior thereto, Mr. Faulkner served as the Company's Indiana Division Manager from 1994 to 2004 and served in various operational capacities since 1981.

Mr. Geiger was appointed Vice President Controller in 2004. Prior thereto, Mr. Geiger was Vice President, Information Systems, Financial Planning and Treasurer and served in other various capacities within the Company since 1993.

Mr. Gilman was elected Chairman during 2003 and has been a Director of the Company since 1992. He served as Chief Executive Officer from 1992 until 2004 and as President from 1992 until 2002.

Mr. Hart has been Vice President, Purchasing of Steak n Shake Operations, Inc. since 1991.

Mr. Manns was appointed Vice President, Franchising in 2004. Prior thereto, Mr. Manns has served in various management capacities for the Company in the operations, human resources, and legal functions since joining the Company in 1994.

Mr. Milne was promoted to General Counsel in 2003 and Secretary in 2004 after joining the Company in 2000. From 1996 to 2000, Mr. Milne was in the private practice of law with the firm of Scopelitis, Garvin, Light and Hanson.

Mr. Reinwald was appointed Executive Vice President of the Company in 2004. Prior thereto, Mr. Reinwald was Senior Vice President, Operations and National General Manager, and has served in various capacities with the Company for more than 40 years.

Mr. Schiller joined the Company as Senior Vice President and Chief Marketing Officer in 2005. Prior to joining the Company, Mr. Schiller was the Group Director for the Marketing Organization for The Coca-Cola Company.

Mr. Walker joined the Company  in 1998 as Senior Vice President. His current duties include responsibility for operations, purchasing, distribution and franchising. From 1994 to 1998, Mr. Walker was Vice President of Marketing - Home Care Division for DowBrands L.P.

Mr. Willard joined the Company in 2003 as Vice President, Consumer Insight and Innovation. Prior to joining the Company, Mr. Willard served as an independent consultant. From 1992 to 2001, Mr. Willard served in various management capacities with Borden Foods Corporation in the business development and marketing functions.

Officers are elected annually at a meeting of the Board of Directors.

ITEM 1A. RISK FACTORS

An investment in our Company’s common stock involves a degree of risk. These risks should be considered carefully with the uncertainties described below, and all other information included in this Annual Report on Form 10-K, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business, financial condition or results or operations. The occurrence of any of the following risks could harm our business, financial condition and results of operations. The trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.

Certain statements in this report contain forward-looking information. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management's current expectations regarding future events and use words such as "anticipate," "believe," "expect," "may," "will," and other similar terminology.  These statements speak only as of the date they are made and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  Several factors, many beyond our control, could cause actual results to differ materially from our expectations.

Our planned expansion may not be successful
We are currently building new restaurants in our existing markets and expect to open at least twenty-six new restaurants in fiscal year 2006.  Our ability to open and profitably operate restaurants is subject to various risks such as identification and availability of suitable and economically viable locations, the negotiation of acceptable lease or purchase terms for new locations, the need to obtain all required governmental permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, variations in labor and building materials costs, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants for an indeterminate amount of time.  If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods.

General economic factors may adversely affect our results of operations
National, regional and local economic conditions, such as recessionary economic cycles, a protracted economic slowdown or a worsening economy, could adversely affect disposable consumer income and consumer confidence.  Unfavorable changes in these factors or in other business and economic conditions affecting our customers could reduce customer traffic in some or all of our restaurants, impose practical limits on our pricing and increase our costs, any of which could lower our profit margins and have a material effect on our results of operations.

Changes in customer preferences for casual dining styles could adversely affect our financial performance
Changing customer preferences, tastes and dietary habits can adversely impact our business and financial performance.  We offer a large variety of entrees, side dishes and desserts and our continued success depends, in part, on the popularity of our cuisine and casual style of dining.  A change from this dining style may have an adverse effect on our business.

Labor shortages, an increase in labor costs, or inability to attract the associates could harm our business
Our associates are essential to the operation of our restaurants and our ability to deliver an enjoyable dining experience to our guests.  If we are unable to attract and retain enough qualified restaurant personnel at a reasonable cost, and if they do not deliver an enjoyable dining experience, our results may be negatively affected.  Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs.

Increases in employee minimum wages by the federal or state government could adversely affect our business
Many of our associates are paid wages that relate to federal and state minimum wage rates.  Any increases in the minimum wage rates may significantly increase our restaurant operating costs.  In addition, since our business is labor-intensive, shortages in the labor pool or other inflationary pressure could increase labor costs, which could harm our financial performance.

Fluctuation in commodity prices and availability of commodities including, beef, poultry, and dairy could affect our business
A significant component of our costs are related to food commodities including beef, poultry, and dairy products. If there is a substantial increase in prices for our products, and we are unable to offset the increases with changes in our menu prices, our results may be negatively affected.

Due to our geographic locations, certain restaurants are subject to climate conditions that could affect operations
Many of our restaurants are located in the Midwest and Southeast portions of the United States.  During the first and second fiscal quarters, many restaurants in the Midwest may face harsh winter weather conditions.  During the first and fourth fiscal quarters, many restaurants in the Southeast may face harsh weather associated with hurricanes or tropical storms.  These harsh weather conditions may make it more difficult for guests to visit our restaurants, or may necessitate the closure of our restaurants for a period of time.  If guests are unable to visit our restaurants, our sales and operating results may be negatively affected.

Inability to attract and retain guests in our restaurants could affect our results of operations
We take pride in our ability to attract and retain our guests, however if we do not deliver an enjoyable dining experience for our guests, they may not return to our restaurants, and results may be negatively affected.

We face competition in the restaurant industry, and if we are unable to compete effectively, our business and financial performance will be adversely affected.
The restaurant industry is intensely competitive and is affected by changes in customer tastes, dietary habits, and by economic and demographic trends.  New menu items, concepts, and trends are constantly merging.  We compete on quality, variety, value, service, price, and location. If we are unable to compete effectively, our business, financial condition, and results of operations would be materially adversely affected.

ITEM 2.  PROPERTIES

We currently lease 38,207 square feet of executive office space in Indianapolis, Indiana, under a lease expiring June 30, 2013.

We also have a complex of three buildings located in Bloomington, Illinois, where we own 38,900 square feet of office/warehouse space in two separate buildings, one of which has cold storage facilities, and lease a 26,300 square foot distribution center and division office facility. We lease division offices in Orlando, Florida; Cincinnati, Ohio; Columbus, Ohio; Detroit, Michigan; Chicago, Illinois; and a division office and administrative facility in Indianapolis, Indiana. We own division office facilities in St. Louis, Missouri. At September 28, 2005, we owned one restaurant location that had been leased to a third party. In addition, there were 11 restaurants under construction and we owned ten parcels of land that are being held for future development at September 28, 2005.

As of September 28, 2005, we operated 256 leased and 143 owned restaurants.  Restaurant leases for land and building typically are non-cancelable, have an initial term of 18 to 25 years, renewal terms aggregating twenty years or more and require us to pay real estate taxes, insurance and maintenance costs.  Of these leases, 176 contain clauses requiring the payment of a percentage of sales in excess of a certain threshold as rent in addition to base rent requirements.  Restaurants are generally 3,900 square feet and seat approximately 100 customers, while a minimal percentage of restaurants have a similar style but seat 54 to 198 customers and occupy between 1,000 and 6,000 square feet.  We have lease obligations on two former restaurants which have been subleased to others as of September 28, 2005.  These obligations primarily relate to restaurant locations disposed of in the late 1970's and the sublease rentals cover substantially all of our obligations under the primary leases.

SNS Investment Company ("SIC"), a wholly owned subsidiary of the Company, assists qualified franchisees with financing by purchasing or leasing land, constructing the restaurant and then leasing or subleasing the land and building to the franchisee. SIC leases the land and building for these properties as the primary lessee. These leases typically have an initial term of 18 years, renewal options aggregating 20 years or more, and require SIC to pay real estate taxes, insurance and maintenance costs. As of September 28, 2005, SIC had seven land and building leases for properties located in Louisville and Elizabethtown, Kentucky; Chattanooga, Tennessee; Clarksville, Indiana and Columbia, Missouri which are being operated by franchisees pursuant to sublease agreements. All lease and sublease agreements between SIC and its franchisees specifically include triple net lease provisions whereby the franchisee is responsible for all real estate taxes, insurance and maintenance costs. Additionally, SIC has a ground lease for a property in Bloomington, Indiana, and owns a property in Indianapolis, Indiana, which are subleased and leased, respectively, to third parties.

Restaurant Lease Expirations

Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:

	Number of Leases Expiring
Calendar Year	SNS	SIC

2006 - 2010	11	0
2011 - 2015	3	0
2016 - 2020	9	0
2021 - 2025	12	0
2026 - 2030	18	0
Beyond	203	7
	256	7

ITEM 3. LEGAL PROCEEDINGS

We are engaged in various legal proceedings and have certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management of the Company, believes, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Range/Stock Trading
Our Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol SNS. Stock price quotations can be found in major daily newspapers, in The Wall Street Journal and on the Company's website. The high and low closing sales prices for the Company's Common Stock, as reported on the NYSE for each quarter of the past two fiscal years, are shown below:

	2005		2004
	High	Low	High	Low

First Quarter	$19.91	$16.48	$18.13	$14.50
Second Quarter	$20.40	$17.54	$21.70	$17.21
Third Quarter	$20.65	$17.92	$20.38	$17.04
Fourth Quarter	$21.80	$17.85	$18.51	$16.38

We did not pay cash dividends on Common Stock during the two fiscal years reflected in the table. As of December 5, 2005, there were approximately 13,500 record holders of the Common Stock.

See Item 12 for "Equity Compensation Plan Information".

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATING DATA (UNAUDITED)
The Steak n Shake Company
(Amounts in 000's, except per share data)
	2005	2004	2003	2002	2001

Statement of Earnings Data :
Total Revenues	$606,912	$553,692	$499,104	$459,014	$445,191
Net Earnings	$30,222	$27,591	$20,861	$22,992	$20,718
Per Share Data:
Basic Earnings Per Common Share:
Basic earnings per share	$1.10	$1.01	$.77	$.83	$.72
Diluted Earnings Per Common and
Common Equivalent Share:
Diluted earnings per share	$1.08	$1.00	$.77	$.82	$.72

Basic Weighted Average Shares (in thousands)	27,500	27,385	27,010	27,814	28,707
Diluted Weighted Average
Shares and Share Equivalents (in thousands)	28,059	27,711	27,110	27,986	28,716

Statement of Financial Position Data:
Total assets	$474,657	$435,853	$417,174	$398,582	$374,250
Long-term debt:
Obligations under leases	147,615	144,647	147,957	151,502	139,014
Senior notes	6,315	9,429	16,203	24,419	28,379
Shareholders' equity	$252,975	$218,932	$187,903	$166,421	$161,467

SELECTED FINANCIAL AND OPERATING DATA (UNAUDITED)
The Steak n Shake Company

	2005	2004	2003	2002	2001
Other Data:
Number of Restaurants:
Company-owned	399	365	356	348	332
Franchised	49	60	57	56	56
	448	425	413	404	388

Number of Employees	21,500	20,000	20,000	20,000	19,000
Number of Shareholders	13,500	13,500	13,500	12,500	11,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Steak n Shake Company
(Years ended September 28, 2005, September 29, 2004, and September 24, 2003)
(Amounts in $000s, except per share data)

    In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

    The Company has a 52/53 week fiscal year ending on the last Wednesday in September. Fiscal years 2005 and 2003, which ended on September 28, 2005 and September 24, 2003, respectively, contained 52 weeks while fiscal year 2004, which ended on September 29, 2004, contained 53 weeks.

    For an understanding of the significant factors that influenced the performance of the Company during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and related notes found elsewhere in this Annual Report.

Overview

Business Profile
In fiscal 2005, we completed the acquisition of a former franchisee, Kelley Restaurants, Inc. ("KRI"), adding 17 restaurants to the growing number of Company owned restaurants.   The acquisition of these restaurants will allow us to further grow the markets in which these restaurants are located, Atlanta, Georgia and Charlotte, North Carolina.    We have also opened 19 new Company-owned restaurants in the current year, bringing the total Company-owned restaurants to 399.   Additionally, four new franchised units were opened during fiscal 2005 bringing the total number of franchised restaurants to 49.  As of September 28, 2005, there were 448 system-wide restaurants.

Company Performance
    The Steak n Shake Company reported higher revenues, net income and diluted earnings per share in the year ended September 28, 2005 as compared to the prior year. Total revenues increased by 9.6% to $606,912 compared to $553,692 for the same period last year. Net earnings increased 9.5% to $30,222 from $27,591 in the prior year, while diluted earnings per share increased to $1.08 from $1.00 (the current period included a $912 impairment charge, net of tax, or $0.03 per diluted share, related to the decision to close two underperforming restaurants).

    The keys to our revenue growth were a 2.9% increase in same store sales (excluding the impact of an additional week in fiscal 2004), increase in average guest expenditure of 3.5%, the addition of the 17 restaurants from the KRI acquisition and the 19 new restaurants in the current year. The same store sales growth is primarily attributable to a higher average check of 3.5%, which was aided by a 2.9% menu price increase, offset by a decrease of 0.6% in guest traffic.  The decrease in guest traffic is partially related to our strong third and fourth quarter sales in the previous two years that were aided by the introduction of new products during those periods.  Also, in management's opinion, contributing to the softer same store sales were the impact of rising fuel prices and falling consumer confidence.

During the year we made substantial progress improving the fundamentals of the business, including the key metrics of associate turnover and customer satisfaction.

Associate turnover declined from a high of 220% during 2002 to 167% at the end of fiscal 2004 to a new Company record low of 135% at the end of this fiscal year. This reduction reflects investments in associate satisfaction surveys and the actions taken by management as a result of information learned in the surveys, the sharing of turnover best practices with all general managers and continued investment in leadership training for the field organization. The magnitude of this progress exceeded significantly the degree of anticipated progress. Progress in turnover has contributed directly to improvements in labor costs and to improved guest satisfaction.

Customer satisfaction scores improved from their initial levels of 52% in 2003 to 57% at the end of fiscal 2004 to 61% the end of the current fiscal year. We measure customer satisfaction based on the percent of consumers who rate their overall satisfaction as a five on five-point scale. Consumers who experience this level of satisfaction are 3 times more likely to both be a repeat customer and recommend Steak n Shake to others. This progress is slightly ahead of the goal that we have established in our strategic plan.

During fiscal 2005, we continued our commitment to deliver new products by launching several successful product innovations including six premium flavors of Sippable Sundaes™ milk shakes and the new White Chocolate holiday milk shake. We also successfully tested Up-Mixed™ Milk Shakes in Florida and developed and tested additional new shake flavors, Steakburger™ sandwiches and other new products.

Our Strategic Plan
    During the current year, we completed a five-year strategic plan that intends to make it possible for us to approach 15% earnings per share growth.  Our five year strategic plan focuses on five key levers; Empowered Leaders, Inspired Associates; Delighted Guests; Process Excellence; and Market Expansion and Performance.  The more investments we make in these levers, the more effective our growth through Same Store Sales, Margin Optimization and Expansion will be in the future.

    In the first phase of the plan, we are focused on strengthening the foundation of the business.  We are now in phase two, in which we continue to strengthen the foundation while beginning to make the investments to prepare for expansion.  Phase three of our plan will be a point where our completed infrastructure will allow us to grow our business at a steady rate, seeing improved returns.

The investments in the current year related to our strategic plan included approximately $3,000 in building field management bench strength, real estate, human resources and other infrastructure capabilities.  Fiscal 2005 represented the first year of a two to three year period of investments necessary to support accelerated unit expansion.

Fiscal Year 2006 Guidance
Management continues to focus on five key operating strategies that are linked in a "virtuous cycle" which include: developing effective field leaders; improving associate satisfaction and training; growing guest counts; improving margins; and expanding the brand.  For fiscal year 2006, the Company anticipates opening at least 26 new Company-owned restaurants and diluted earnings per share in the range of $1.02 - $1.05 which includes the expected effect of adoption of Financial Accounting Standards Board ("FASB") SFAS No. 123R, "Share Based Payments," which is expected to be a reduction of $0.08 to $0.09 to diluted earnings per share.

Critical Accounting Policies

    Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates and our assumptions based on historical experience and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or circumstances.

    Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of our consolidated financial statements.

Impairment of Long-lived Assets
The Company reviews its restaurants for impairment on a restaurant-by-restaurant basis when events or circumstances indicate a possible impairment. We tests for impairment by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total estimated future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss is recognized in earnings. Because depreciation and amortization expense is based upon useful lives of assets and the net salvage value at the end of their lives, significant judgment is required in estimating this expense. Additionally, the future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were to be sold, and other financial and economic assumptions. Accordingly, management believes that accounting estimates related to long-lived assets are critical.

Insurance Reserves
The Company self-insures a significant portion of expected losses under its workers' compensation, general liability, and auto liability insurance programs. The Company purchases reinsurance for individual and aggregate claims that exceed predetermined limits. The Company records a liability for all unresolved claims and its estimate of incurred but not reported ("IBNR") claims at the anticipated cost to the Company. The liability estimate is based on information received from insurance companies, combined with management's judgments regarding frequency and severity of claims, claims development history, and settlement practices. Significant judgment is required to estimate IBNR claims as parties have yet to assert a claim and therefore the degree to which injuries have been incurred, and the related costs, have not yet been determined. Additionally, estimates about future costs involve significant judgment regarding legislation, case jurisdictions and other matters. Accordingly, management believes that estimates related to self-insurance reserves are critical. The Company’s reserve for self-insured liabilities at September 28, 2005 and September 29, 2004 was $3,070 and $4,298, respectively. If the Company were to change its assumptions used in estimating the reserve by 10%, the impact on net earnings would be approximately $559.

In 2006 the Company will begin to self-insure its group health insurance risk.  Similar to the reserves for worker's compensation, general liability and auto liability insurance, we will determine the amount of a liability based on information received including claims incurred but not reported and known claims that are scheduled to be paid.  We will continue to work with a third party processor to handle the specific payment of individual claims.

Income Taxes
    The Company records deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Management records deferred tax assets to the extent it believes there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, management would record a valuation allowance against the unrealizable amount, and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. Management must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, management believes estimates related to income taxes are critical. Based on 2005 results, a change of 1% in the annual effective tax rate would have an impact of $444 on net earnings.

Goodwill and Other Intangible Assets
    The Company evaluates goodwill and other indefinite life intangible assets annually, or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts an impairment loss is recognized. The methods used to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance.  The future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, and other financial and economic assumptions. Accordingly, management believes that accounting estimates related to goodwill and other intangible assets are critical.

Leases
    The Company leases certain properties under operating leases. We also have capital and Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The Company uses a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the rent commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes access to the grounds for buildout.  As the assumptions inherent in determining lease commencement and lease expiration dates and other related complexities of accounting for leases involve significant judgement, management has determined lease accounting is critical.

Results of Operations
In the following table is set forth the percentage relationship to total revenues, unless otherwise noted, of items included in the Company's consolidated statements of earnings for the periods indicated:

	2005	2004	2003
Revenues
Net sales	99.4%	99.2%	99.2%
Franchise fees	.6	.8	.8
	100.0	100.0	100.0
Costs and Expenses
Cost of sales (1)	23.2	23.6	22.9
Restaurant operating costs (1)	49.0	49.2	49.6
General and administrative	7.9	7.7	7.6
Depreciation and amortization	4.4	4.5	4.9
Marketing	4.4	4.2	3.8
Interest	2.1	2.4	2.7
Rent	1.7	1.6	1.6
Provision for restaurant closings	.2	(.1)	1.0
Pre-opening costs	.5	.4	.4
Other income, net	(.3)	(.4)	(.4)

Earnings Before Income Taxes	7.3	7.7	6.5

Income Taxes	2.3	2.7	2.3

Net Earnings	5.0%	5.0%	4.2%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

(Amounts in $000s)
Comparisons of fiscal years 2005, 2004 and 2003

Net Sales
Net sales in fiscal 2005 increased $53,938 (9.8%) to $603,068 due to the opening of 19 new Company-owned restaurants, the addition of 17 restaurants acquired from KRI with 2005 sales of $29,224, and the increase in same store sales of 2.9%. Fiscal 2004 included an additional week of sales of $9,500.  Same store sales included a 3.5% increase in the average guest expenditure and a 0.6% decrease in customer traffic.  The Company had 399 company-owned restaurants at September 28, 2005 compared to 365 stores at September 29, 2004.  The year was highlighted by the extension of the Sippable Sundaes™ Milk Shakes in the current year which increased comparable unit shake sales by 11%.

Compared to fiscal 2003 net sales increased $53,853 (10.9%) to $549,130 for 2004, due to a 7.7% increase in same store sales and an additional week in 2004 which netted $9,500 in incremental sales. The increase in same store sales is due to increased customer counts of 3.9% and increased check average of 3.8%. The increase in same store sales is also the result of increased television advertising spending in select markets as well as gains from new menu items such as the Side-by-Side™  Milk Shakes. The increase in check average resulted primarily from a 2.9% weighted average menu price increase compared to the prior year. The Company had 365 Company-owned Steak n Shake restaurants operating at September 29, 2004, compared to 356 at September 24, 2003.

Cost of Sales
Cost of sales increased $10,620 (8.2%) to $140,078 in fiscal 2005 due to increases in net sales.  As a percentage of net sales, cost of sales decreased from 23.6% to 23.2%.  Decrease in cost of sales as a percentage of net sales is due primarily to lower commodity costs which the result of the positive impact of pricing actions and strong food cost control measures.  The decrease in cost of sales as a percentage of net sales is also due to an increase in overall prices implemented during the year leveraged by controlled food costs compared to fiscal 2004.

From fiscal 2003 to fiscal 2004, cost of sales increased $15,962 (14.1%) to $129,458 due to the increase in net sales and higher food commodity prices. As a percentage of net sales, cost of sales increased from 22.9% to 23.6%. The increase as a percentage of net sales is attributable to increased commodity prices for beef, dairy products, and chicken compared to fiscal year 2003.

Restaurant Operating Costs
Restaurant operating costs increased $25,145 (9.3%) to 295,202 in 2005.  The increase is due to the opening of 19 new restaurants and the addition of 17 restaurants acquired during the year.  As a percentage of net sales, restaurant operating costs decreased from 49.2% to 49.0%.  The decrease in restaurant operating costs as a percentage of net sales is due to a decrease in turnover of employees and management which decreased overall training and operating costs.

Comparing 2004 to 2003, restaurant operating costs increased $24,533 (10.0%) to $270,057 and as a percentage of net sales, restaurant operating costs decreased to 49.2%, compared to 49.6% for the prior year. The decrease as a percentage of net sales is the result of improved labor utilization and higher sales volumes, compared to the prior year.

General and Administrative Expenses
      General and administrative expenses increased $5,538 (13.1%) to $47,902 over 2004 and general and administrative expenses as a percentage of total revenues increased from 7.7% to 7.9%.  The overall increase is primarily the result planned investments, as well as investments in our Human Resources, and Real Estate Departments and other capacities to support the Company's future accelerated expansion.

      Comparing 2004 to 2003, general and administrative expenses increased $4,455 (11.8%) to $42,364, this increase reflected increased investments of $1,600 in consumer research, new product development and guest satisfaction, combined with an additional $900 in legal and professional fees. Also impacting the increase was a $700 non-recurring gain on sale of property in 2003.

Depreciation and Amortization
                Depreciation and amortization are recorded on property and equipment and certain other assets.  The increases from year to year have been the result of additions of properties and related equipment as the Company continues to add new restaurants and renovate and rebuild older restaurants.  The increase in 2005 over 2004 was $2,087 (8.4%) as a result of the increase in the number of properties held.  The increase in 2005 also resulted from the acquisition of KRI properties.  Increase in depreciation and amortization expense from 2003 to 2004 was $540 (2.2%).  We anticipate that depreciation and amortization will increase in 2006 as the Company plans to open additional restaurants.

Marketing Expense
     The Company's 2005 marketing expenses increased $3,665 (15.9%) to $26,771 compared to 2004.  As a percentage of total revenue, marketing expense increased from 4.2% to 4.4% as a result of additional television advertising in both current markets and the full-year impact of additional markets, which were added in 2004, in addition to increased marketing campaigns throughout the year to increase sales.  Television marketing continues to be the largest of our marketing expenses.  The increase in 2004 over 2003 of $4,250 (22.5%) to $23,106, was related to adding 16 new television markets in the latter part of the year.

Interest Expense
                Interest Expense is incurred based on borrowings outstanding from long-term debt and finance lease obligations including the debt assumed from KRI.  Interest expense decreased $438 (3.3.%) to $12,641 from 2004 to 2005 and $571 (4.2%) to $13,079 from 2003 to 2004 as average borrowings outstanding have decreased in the same periods.

Rent Expense
                Rent Expense continues to increase year over year as a result of the increase in the number of leased restaurants that are operated by the Company including the addition of KRI restaurants.  The increases in rent expense are also the result of the increase in percentage rents resulting from the increase in net sales. Increase in 2005 from 2004 was $1,624 (18.8%) bringing total rent expense to $10,250.  Comparing 2004 to 2003, rent expense increased $604 (7.5%) to $8,626.

Provision for Closing Costs
                In 2005, the Company recorded a charge of $1,400 before taxes relating to the decision to close two under-performing restaurants.  The Company plans to close these restaurants in 2006 and prepare the owned restaurant for sale.  Similarly, in 2003, the Company made the decision to close nine under-performing restaurants. The Company recorded a charge of $5,200 before taxes related to costs to close these facilities and prepare them for sale.  The Company has since sold five of these restaurants during 2004 and has adjusted the amount of the provision by $394 to reflect the gain on the sale of these restaurants.  The four remaining restaurants identified in 2003 are currently available for sale.

Pre-opening Costs
Pre-opening costs represent the costs to prepare for the opening of new restaurants.  These costs have increased as we have continued our plan to increase the number of restaurants we own and operate.  The increase in 2005 of $1,149 (54.8%) to $3,247 over 2004 relates to an increase in number of restaurants opened in 2005 compared to 2004 (19 in 2005 compared to 16 in 2004) as well as an increase in the number of rebuilds (5 in 2005 compared with 2 in 2004).  Pre-opening costs also include expenses incurred for restaurants yet to be opened that are currently under construction. Increase from 2003 to 2004 was $209 (11.1%), as there were 16 restaurants opened in 2004 compared to 13 in 2003.

Income Taxes
                The effective income tax rates for fiscal 2005 decreased from 35.0% in 2004 to 32.0% in the current year.  The decrease in the effective tax rate over the prior year is primarily the result of favorable resolution of income tax contingencies. The Company's effective income tax rate decreased from 35.4% in 2003 to 35.0% in 2004. The decrease in the tax rate for 2004 is based upon the estimated effect of the passage of the Work Opportunity and Welfare to Work federal tax credit legislation signed in October of 2004 retroactive to January 1, 2004.

Restaurant Closings
    In September 2005, we identified two under-performing restaurants for disposal and recorded a charge of $1,400 ($912 net of income taxes or $.03 per diluted share) relating to a write-down of related property and equipment to its estimated fair value.  Similarly in 2003, we identified nine under-performing restaurants for disposal.  Five of these restaurants were sold in 2004.  Total charges incurred to date related to these nine restaurants is $2,129.  We are currently seeking buyers for the remaining properties, and anticipated completing the disposal of the properties in 2006.  We do not anticipate any significant additional future payments related to the store closings, other than the amounts accrued as of year-end.

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

    Inflation in food, labor, fringe benefits, energy costs, transportation costs and other operating costs directly affect our operations. Our results of operations have not been significantly affected by inflation during the last three fiscal years.

Liquidity and Capital Resources
    The Company generated $64,279 in cash flows from operations during 2005, primarily due to $30,222 in net earnings and depreciation and amortization charges of $26,945.  The Company generated $47,529 in cash flows from operations during 2004, primarily due to $27,591 in net earnings and depreciation and amortization charges of $24,858. Increases in receivables, inventories and other assets in 2004, due to an increased restaurant base, offset $5,079 of the net income and depreciation and amortization amounts.

    Net cash used in investing activities of $74,873 during 2005 resulted from capital expenditures of $63,622 and the acquisition of KRI for $16,082.  There were 19 new restaurants added in 2005 as well as five restaurants that were rebuilt.  Net cash used in investing activities of $38,016 during 2004 resulted from capital expenditures of $46,278, offset by proceeds from the sale of long-term investments of $5,095 and proceeds from disposals of $2,684.  The capital expenditures in 2004 included the cost of sixteen new and two remodeled restaurants. The Company expects to open at least twenty-six Company-owned Steak n Shake restaurants during 2006 at an average cost of approximately $2,000, which includes the land, site improvements, building, and equipment. At least ten of these units will be land leases or build-to-suit locations. Additionally, the Company plans to rebuild or replace at least three existing restaurants. The new store openings will allow the Company to continue its expansion in newer markets, while also further penetrating existing markets in the Midwest and Florida. This level of expansion will allow the Company to grow the business in a controlled manner while still focusing on improving each and every guest experience. The Company intends to fund future capital expenditures and meet its working capital needs by using existing cash and investments and anticipated cash flows from operations in addition to its borrowing facilities and leasing finance agreements.

    On November 5, 2004, the Company entered into an agreement to acquire KRI. The Company completed the acquisition on December 29, 2004 for approximately $16,082, which included adjustments for debt repayment, working capital and other adjustments. At the acquisition date, KRI operated 17 Steak n Shake restaurants in the Atlanta, Georgia and Charlotte, North Carolina markets.  In connection with the acquisition, the Company assumed four mortgages on properties. During 2005, the Company paid off three of the four mortgages for a combined $2,914.  The remaining mortgage bears interest at a fixed rate of 5%.  As of September 28, 2005, the remaining mortgage had a balance of $826.

    As of September 28, 2005, the Company had outstanding borrowings of $9,429 under its Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement"). Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. At September 29, 2004 the Company had outstanding borrowings of $16,204.  Subsequent to year end, the Company amended it's Senior Note Agreement to extend the expiration of the remaining borrowing capacity of $75,000 through September 30, 2008.

    The Company also maintains a $50,000 Revolving Credit Agreement ("Revolving Credit Agreement") that bears interest based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at the election of the Company, and matures in January 30, 2008. There were no borrowings under the Revolving Credit Agreement at September 28, 2005 and September 29, 2004. The Company had $3,022 in standby letters of credit outstanding at September 28, 2005 or September 29, 2004. The Company's debt agreements contain restrictions, which, among other things, require the Company to maintain certain financial ratios. During 2005 and 2004, the Company was in compliance with the covenants, and anticipates compliance in future periods based on anticipated earnings and debt repayment terms.

Contractual Obligations

The Company's significant contractual obligations and commitments as of September 28, 2005 are shown in the following table.

	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(1)	$4,645	$5,533	$1,605	$-	$$11,783
Capital leases and finance obligations(1)	16,734	33,384	32,861	121,462	204,441
Operating leases(2)	8,332	16,818	15,314	61,419	101,883
Purchase commitments(3)	33,397				33,397
Other Long-term liabilities(4)	-	-	-	530	530
Total	$63,108	$55,735	49,780	$183,411	$352,034

 (1)  Payments include principal and interest.
 (2)  Payments exclude amounts to be paid for contingent rents.
 (3)  Primarily represents cost of sales components in which minimum volume is defined in contract terms.
 (4)  Includes liabilities for RABBI Trust

New Accounting Standards
     In June 2005, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6").  The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes rentals that are reasonably assured at the date of the business combination or purchase.  The guidance is effective for periods beginning after June 29, 2005.  The adoption of EITF 05-6 is not expected to have a current impact on our consolidated financial statements.

    In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The provisions of FIN 47 are effective as of June 30, 2006. The Company does not expect the Interpretation to have a material impact on the Company's financial position, results of operations or cash flows.

    In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period - specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

    In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company's consolidated results of operations or financial position.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" ("FAS 153") which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted FAS 153 for nonmonetary asset exchanges occurring in the fourth quarter of fiscal year 2005 and the adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

     In November 2004, the EITF reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in Determining Whether to Report Discontinued Operations."  In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. This EITF was effective for the Company's second quarter of the current year and the adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

    In September 2004, the EITF reached a consensus on Issue No. 04-10, "Applying Paragraph 19 of SFAS No. 131, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The EITF clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria of FAS 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria of FAS 131. The EITF requires retroactive restatement to previous periods. The Company has adopted EITF 04-10 in the current fiscal year.  The adoption did not materially impact the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We invest excess cash primarily in cash equivalents due to their relative low credit risk. Interest rates on these securities are based upon market rates at the time of purchase and remain fixed until maturity. Pursuant to the terms of the Senior Note Agreement, we may from time to time borrow in increments of at least $5,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 55 basis points or the prime rate minus 100 basis points, at our election. Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. At September 28, 2005 a hypothetical 100 basis point increase in short-term interest rates would have an immaterial impact on our earnings.

We purchase certain food products which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions. We utilize various purchasing and contract pricing techniques to minimize volatility, but do not enter into financial derivative contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
The Steak n Shake Company

We have audited the accompanying consolidated statements of financial position of The Steak n Shake Company and subsidiaries (the "Company") as of September 28, 2005 and September 29, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years ended September 28, 2005, September 29, 2004, and September 24, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Steak n Shake Company and subsidiaries as of September 28, 2005 and September 29, 2004, and the results of their operations and their cash flows for the years ended September 28, 2005, September 29, 2004, and September 24, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 28, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/Deloitte & Touche LLP

December 8, 2005
Indianapolis, Indiana

Consolidated Statements of Earnings
The Steak n Shake Company
(Years ended September 28, 2005, September 29, 2004, and September 24, 2003)
(Amounts in $000s except share and per share data)
	2005 (52 Weeks)	2004 (53 weeks)	2003 (52 weeks)
Revenues:
Net sales	$603,068	$549,130	$495,277
Franchise fees	3,844	4,562	3,827
Total revenues	606,912	553,692	499,104

Costs and Expenses:
Cost of sales	140,078	129,458	113,496
Restaurant operating costs	295,202	270,057	245,524
General and administrative	47,902	42,364	37,909
Depreciation and amortization	26,945	24,858	24,318
Marketing	26,771	23,106	18,856
Interest	12,641	13,079	13,650
Rent	10,250	8,626	8,022
Provision for restaurant closings	1,400	(394)	5,200
Pre-opening costs	3,247	2,098	1,889
Other income, net	(1,968)	(1,998)	(2,064)
Total costs and expenses	562,468	511,254	466,800

Earnings Before Income Taxes	44,444	42,438	32,304
Income Taxes	14,222	14,847	11,443
Net Earnings	$30,222	$27,591	$20,861

Basic Earnings Per Common and
Common Equivalent Share	$1.10	$1.01	$.77
Diluted Earnings Per Common and
Common Equivalent Share	$1.08	$1.00	$.77

Weighted Average Shares and Equivalents:
Basic	27,499,982	27,385,447	27,010,024
Diluted	28,059,152	27,710,643	27,110,065
See accompanying notes.

Consolidated Statements of Financial Position
The Steak n Shake Company
(As of September 28, 2005 and September 29, 2004)
(Amounts in $000s except share data)
	2005	2004
Assets:
Current assets -
Cash, including cash equivalents of $23,590 in 2004	$3,063	$25,150
Short-term investments	—	466
Receivables, net	2,619	4,123
Inventories	6,367	6,204
Deferred income taxes	2,600	2,755
Assets held for sale	1,756	1,756
Other current assets	4,633	4,946
Total current assets	21,038	45,400
Net property and equipment	439,620	385,258
Goodwill	7,458	—
Other intangible assets, net	2,079	1,195
Other assets	4,462	4,000
Total assets	$474,657	$435,853

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$21,304	$18,563
Accrued expenses	30,908	29,379
Current portion of long-term debt	3,940	6,775
Current portion of obligations under leases	3,896	3,887
Total current liabilities	60,048	58,604
Deferred Income Taxes	5,483	2,969
Other Long-term Liabilities	2,221	1,272
Obligations Under Leases	147,615	144,647
Long-term debt	6,315	9,429

Commitments and Contingencies
Shareholders' Equity:
Common stock — $.50 stated value, 50,000,000 shares
authorized — shares issued: 30,332,839 in 2005 and 2004	15,166	15,166
Additional paid-in capital	124,000	123,787
Retained earnings	145,215	114,993
Less: Unamortized value of restricted shares	(2,300)	(1,393)
Treasury stock — at cost: 2,460,026 shares in 2005;
2,846,560 shares in 2004	(29,106)	(33,621)
Total shareholders' equity	252,975	218,932
Total liabilities and shareholders’equity	$474,657	$435,853
See accompanying notes.

Consolidated Statements of Cash Flows
The Steak n Shake Company
(Years ended September 28, 2005, September 29, 2004, and September 24, 2003)
(Amounts in $000s)
	2005	2004	2003
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Operating Activities:
Net earnings	$30,222	$27,591	$20,861
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	26,945	24,858	24,318
Provision for deferred income taxes	1,769	192	(1,934)
Provision for restaurant closings	1,400	(394)	5,200
Stock-based compensation and other non-cash expense	1,798	1,475	189
(Gain) loss on disposal of property	650	732	(457)
Changes in receivables and inventories	1,575	(1,099)	(1,067)
Changes in other assets	(935)	(3,979)	(2,443)
Changes in accounts payable and accrued expenses	855	(1,847)	6,162
Net cash provided by operating activities	64,279	47,529	50,829
Investing Activities:
Additions of property and equipment	(63,622)	(46,278)	(30,707)
Purchase of Kelley Restaurants, Inc.	(16,082)	—	—
Proceeds from property and equipment disposals	4,365	2,684	1,632
Proceeds from sale of short-term investments	466	1,104	171
Proceeds (Purchase) of short-term investments	—	(621)	(509)
Proceeds from long-term investments called or sold	—	5,095	5,000
Net cash used in investing activities	(74,873)	(38,016)	(24,413)
Financing Activities:
Principal payments on long-term debt	(9,910)	(8,215)	(3,960)
Proceeds from equipment and property leases	650	600	—
Principal payments on lease obligations	(4,494)	(3,661)	(3,380)
Proceeds from exercise of stock options	688	851	167
Stock repurchases	—	—	(989)
Proceeds from employee stock purchase plan	1,573	1,267	1,255
Net cash used in financing activities	(11,493)	(9,158)	(6,907)

Increase (Decrease) in Cash and Cash Equivalents	(22,087)	355	19,509
Cash and Cash Equivalents at Beginning of Year	25,150	24,795	5,286

Cash and Cash Equivalents at End of Year	$3,063	$25,150	$24,795

See accompanying notes.

Consolidated Statements of Shareholders' Equity
The Steak n Shake Company
(Years ended September 28, 2005, September 29, 2004, and September 24, 2003)
(Amounts in $000s except share data)

	Common	Additional Paid-In	Retained	Unamortized Value of Restricted	Treasury Stock
	Stock	Capital	Earnings	Shares	Shares	Amount

Balance at September 25, 2002	$15,166	$123,334	$66,542	$(324)	3,374,606	$(38,297)
Net earnings			20,861
Shares exchanged to exercise stock options					126,577	(1,787)
Shares reissued to exercise stock options					(168,214)	1,954
Shares repurchased under Stock Buyback Program					98,800	(989)
Shares granted under Capital Appreciation Plan				(214)	(20,000)	214
Changes in unamortized value of shares granted under Capital Appreciation Plan				343
Tax effect relating to stock options		(154)
Shares issued for Employee Stock Purchase Plan					(147,604)	1,255
Other			(1)

Balance at September 24, 2003	15,166	123,180	87,402	(195)	3,264,165	(37,650)

Net earnings			27,591
Shares exchanged to exercise stock options					173,449	(3,198)
Shares reissued to exercise stock options					(321,267)	4,050
Shares granted under Capital Appreciation Plan				(2,104)	(136,000)	2,104
Shares forfeited under Capital Appreciation Plan				194	13,000	(194)
Changes in unamortized value of shares granted under Capital Appreciation Plan				712
Tax effect relating to stock options		607
Shares issued for Employee Stock Purchase Plan					(146,787)	1,267

Balance at September 29, 2004	15,166	123,787	114,993	(1,393)	2,846,560	(33,621)

Net earnings			30,222
Shares exchanged to exercise stock options					156,280	(3,120)
Shares reissued to exercise stock options					(314,284)	3,808
Shares granted under Capital Appreciation Plan				(2,478)	(139,700)	2,478
Shares forfeited under Capital Appreciation Plan				224	14,000	(224)
Changes in unamortized value of shares granted under Capital Appreciation Plan				1,347
Tax effect relating to stock options		213
Shares issued for Employee Stock Purchase Plan					(102,830)	1,573

Balance at September 28, 2005	$15,166	$$124,000	$145,215	$(2,300)	2,460,026	$(29,106)

See accompanying notes.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 28, 2005, September 29, 2004, and September 24, 2003)
(Amounts in $000s except share and per share data)

1. Summary of Significant Accounting Policies

Description of Business
The Steak n Shake Company's (the "Company") principal business is the operation, development and franchising of full service, casual dining restaurants. As of September 28, 2005, the Company operated 448 Steak n Shake restaurants including 49 franchised restaurants, through its wholly owned subsidiary Steak n Shake Operations, Inc.

Fiscal Year
The Company's fiscal year ends on the last Wednesday in September. Fiscal years 2005 and 2003 contain 52 weeks, while fiscal year 2004 contains 53 weeks.

Principles of Consolidation
    The consolidated financial statements of the Company include the accounts of The Steak n Shake Company (parent) and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Short-Term Investments
    The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents primarily consist of bank repurchase agreements, U.S. Government securities, and money market accounts, all of which have maturities of three months or less. Short-term investments at September 29, 2004 primarily consisted of commercial papers, which were available for sale. Cash equivalents and short-term investments are carried at cost, which approximates market value due to their short maturities.

Receivables
    The Company carries its accounts receivable at cost less an allowance for doubtful accounts which is based on a history of past write-offs and collections and current credit conditions. The allowance for doubtful accounts was $69 at September 28, 2005 and $104 at September 29, 2004.

Inventories
    Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items and supply inventory.

Assets Held for Sale
    Assets held for sale consists of property and equipment related to the under-performing restaurants identified for disposal in 2003, and is comprised of the following at September 28, 2005 and September 29, 2004: Land and Buildings - $1,546; Leasehold Improvements - $146; and Equipment - $64.  Assets held for sale are reported at estimated fair value.

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

Goodwill and Purchased Intangible Assets
     In accordance with Statement of Financial Accounting Standards No. 142 (FAS 142), goodwill and indefinite life intangibles are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangibles to become impaired. Other purchased intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company performs reviews for impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

Capitalized Software
    Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from 3 to 5 years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.  Capitalized software is included in the balance of Other Assets in the Statement of Financial Position.

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

	2005	2004	2003
Basic earnings per share:
Weighted average common shares	27,499,982	27,385,447	27,010,024

Diluted earnings per share:
Weighted average common shares	27,499,982	27,385,447	27,010,024
Dilutive effect of stock options	559,170	325,196	100,041
Weighted average common and incremental shares	28,059,152	27,710,643	27,110,065

Number of stock options excluded from the calculation of earnings per share as the options’ exercise prices were greater than the average market price of the Company’s common stock	280,929	54,372	919,922

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

(Amounts in $000s, except per share data)	2005	2004	2003

Net earnings, as reported	$30,222	$27,591	$20,861
Less proforma compensation expense, net of tax	(2,172)	(1,483)	(1,156)
Proforma net earnings	$28,050	$26,108	$19,705

Basic earnings per share, as reported	$1.10	$1.01	$.77
Proforma basic earnings per share	$1.02	$.95	$.73

Diluted earnings per share, as reported	$1.08	$1.00	$.77
Proforma diluted earnings per share	$1.00	$.94	$.73

    The impact of applying FASB Statement No. 123 in this proforma disclosure is not necessarily indicative of future results.

     In December 2004, the Financial Accounting Standards Board ("FASB") reissued SFAS No. 123 as SFAS No. 123R, "Share Based Payments."  SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion 25.  SFAS No. 123R requires that the cost of employee services received in exchange for equity instruments issued or liabilities incurred be recognized in the financial statements.  Compensation costs will be measured using a fair-value-based method and recognized over the period that the employee provides service in exchange for the award.  This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards.  Additionally, under the transition method, the Company will recognize compensation cost on the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS Nos. 123 and 148 for pro forma disclosures.   The Company will also be required to record compensation expense for the employee stock purchase plan and compensation expense will continue to be recorded for the Company's Capital Appreciation Plan.  The Company's stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service.  For employees reaching retirement age during the vesting period, an evaluation of each employee's expected retirement date is made and the accrual of compensation expense is accelerated if necessary.  SFAS No. 123R will require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date.  SFAS No. 123R will be effective in the first fiscal quarter of fiscal 2006.  The Company currently expects the impact of the adoption of SFAS No. 123R to be a reduction to diluted earnings per share in the range of $.08 to $.09.

    Weighted average fair value of shares granted in 2005, 2004 and 2003 were $6.19, $6.31, and $4.17, respectively. In calculating the impact of employee stock options granted, the Company has estimated the fair value of each grant using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The fair value estimates are based on the following assumptions:

	2005	2004	2003

Risk-free interest rate	3.7%	2.0%	2.0%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	31%	38%	42%
Expected life in years	5 years	5 years	5 years

Employees’ 401(k) and Profit Sharing Plan
    The Steak n Shake Company's 401(k) and Profit Sharing Plan (the "Plan") is a defined contribution plan covering substantially all employees of the Company after they have attained age 21 and completed one year of service and allows employees to defer up to 20% of their salaries. Company profit sharing contributions to the Plan, which are subject to the discretion of the Board of Directors, amounted to $1,500 paid in 2005, $1,854 paid in 2004 and $1,858 paid in 2003.  During 2004, the Board of Directors authorized a discretionary Company matching contribution equal to 50% of each participants’ first 6% of compensation deferred.  In 2005, the Company amended the Plan to require a Company match equal to 50% of the participants' first 6% of compensation deferred.

Marketing Expense
    Advertising costs are charged to expense at the latter of the date the expenditure is incurred, or the date the promotional item is first communicated.

Segments
    The Company's business, operating and franchising Steak n Shake restaurants, constitutes a single reportable segment pursuant to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No 131").

Use of Estimates
    Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

Reclassifications
     Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.

New Accounting Standards
     In June 2005, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6").  The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes rentals that are reasonably assured at the date of the business combination or purchase.  The guidance is effective for periods beginning after June 30, 2005.  The adoption of EITF 05-6 is not expected to have a current impact on our consolidated financial statements.

    In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification and recognition of legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The provisions of FIN 47 are effective as of June 30, 2006. The Company does not expect the Interpretation to have a material impact on the Company's financial position, results of operations or cash flows.

    In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period - specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

    In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company's consolidated results of operations or financial position.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" ("FAS 153") which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted FAS 153 for nonmonetary asset exchanges occurring in the fourth quarter of fiscal year 2005 and the adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

    In November 2004, the EITF reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in Determining Whether to Report Discontinued Operations."  In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. This EITF was effective for the Company's second quarter of the current year and the adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

    In September 2004, the EITF reached a consensus on Issue No. 04-10, "Applying Paragraph 19 of SFAS No. 131, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The EITF clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria of FAS 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria of FAS 131. The EITF requires retroactive restatement to previous periods. The Company is required to adopt EITF 04-10 beginning in the second quarter of fiscal year 2006, and adoption is not expected to materially impact the Company's financial position, results of operations or cash flows.

2. Restaurant Closings
    During the fourth quarter of 2005, the Company identified two under-performing restaurants for disposal.  In connection with the decision to dispose of these restaurants, the Company recorded a charge of $1,400 primarily for property and equipment write-downs.  Similarly, in 2003, the Company identified nine under-performing restaurants for disposal with a charge of $5,200.  Five of these restaurants were closed during 2004.  Proceeds received from the five restaurants disposed of in 2004 exceeded previous estimates by $394, resulting in an adjustment to the reserve during the prior year.   The Company is currently seeking buyers for the remaining six properties, of which, four are classified as assets held for sale at September 28, 2005.  The Company anticipates completing the disposal of these properties in 2006.

    Activity related to the provision for restaurant closings is as follows:

(amounts in $000’s)	Balance at September 29, 2004	Amounts Charged during 2005	Amounts Utilized (cash) during 2005	Amounts Utilized (non-cash) during 2005	Other Adjustments during 2005	Balance at September 28, 2005
Asset write-downs(1)	$3,058	$1,355	$-	$-	$-	$4,413
Closing costs	24	45	-	-	(16)	53
Total	$3,082	$1,400	$-	$-	$(16)	$4,466

(amounts in $000’s)	Balance at September 24, 2003	Amounts Charged during 2004	Amounts Utilized (cash)during 2004	Amounts Utilized (non-cash) during 2004	Other Adjustments during 2004	Balance at September 29, 2004
Asset write-downs(1)	$4,860	$-	$-	$(1,413)	$(389)	$3,058
Lease termination costs	225	-	(225)	-	-	-
Closing costs	115	-	(86)	-	(5)	24
Total	$5,200	$-	$(311)	$(1,413)	$(394)	$3,082

(1)  Amounts represent adjustments to cost basis of the assets.

3.  Property and Equipment
    Property and equipment is comprised of the following:

(amounts in $000’s)	2005	2004

Land	$169,730	$144,818
Buildings	160,066	148,802
Land and leasehold improvements	115,198	95,234
Equipment	166,593	153,409
Construction in progress	15,274	11,048
	626,861	553,311
Less accumulated depreciation and amortization	(187,241)	(168,053)
Net property and equipment	$439,620	$385,258

Depreciation and amortization expense for property and equipment for 2005, 2004 and 2003 was $24,702, $23,008, and $23,691, respectively.

4. Goodwill and Other Intangibles

Goodwill
    Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired related to the acquisition of Kelley Restaurants, Inc. ("KRI"). which took place on December 29, 2004. See Note 12 for more information regarding allocation of purchase price for the acquisition of KRI.

Other Intangibles
    Other intangibles are comprised of the following:

(amounts in $000s)	2005	2004
Gross value of intangible assets subject to amortization	$2,191	$1,480
Accumulated Amortization	(452)	(285)
Intangible assets subject to amortization, net	1,739	1,195
Intangible assets with indefinite lives	340	-
Total intangible assets	$2,079	$1,195

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with the acquisition of KRI during fiscal 2005 (See Note 12), and are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively.  Amortization expense for 2005, 2004 and 2003 was $167, $120, and $120, respectively.  Total annual amortization expense for each of the next five years is approximately $181.

Intangible assets with indefinite lives consist of reacquired franchise rights acquired in connection with the acquisition of KRI during fiscal 2005 (see Note 12), and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, "Accounting for Pre-existing Relationships between the Parties to a Business Combination" ("EITF 04-1").

5. Other Assets
Other assets include capitalized software costs, investments related to the Company's non-qualified savings plan, and deposits.  Capitalized software costs are amortized over the estimated useful lives and related amortization is included in depreciation and amortization expense.  Depreciation and amortization expense of capitalized software in 2005, 2004 and 2003 was $2,076, $1,730, and $507, respectively.

 6. Accrued Expenses
    Accrued expenses are comprised of the following:

(amounts in $000s)	2005	2004
Salaries and wages	$8,314	$6,831
Taxes payable	13,689	13,041
Insurance accruals	3,272	4,298
Other	5,633	5,209
	$30,908	$29,379

7. Other Long-term Liabilities
Other liabilities include deferred amounts related to the Company's Non-Qualified Savings Plan ("the Plan").  The Plan allows for the highly compensated employees to defer amounts from their salaries for retirement savings.  The Plan includes employer match equal to the amount of the match the employee would have received as a participant in the Company's 401(k) plan.  Total liabilities for the Plan at September 28, 2005 was $711.  In addition, the amount includes the balance of deferred rent expense for escalating rent payments.

8. Income Taxes
    The components of the provision for income taxes consist of the following:

(amounts in $000s)	2005	2004	2003
Current:
Federal	$12,088	$12,801	$11,465
State	365	1,854	1,912
Deferred	1,769	192	(1,934)
Total income taxes	$14,222	$14,847	$11,443

The reconciliation of effective income tax is:
	2005	2004	2003
Tax at U.S. statutory rates	$15,555	$14,853	$11,306
State income taxes, net of federal benefit	270	1,277	1,243
Employer’s FICA tax credit	(1,138)	(1,030)	(942)
Jobs tax credit	(482)	(401)	(237)
Other	17	148	73
Total income taxes	$14,222	$14,847	$11,443

    Income taxes paid totaled $13,066 in 2005, $13,815 in 2004, and $13,615 in 2003.

    Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates, and laws that will be in effect when the differences are expected to reverse. The Company’s net deferred tax liability consists of the following:

(amounts in $000s)	2005	2004
Deferred tax assets:
Insurance reserves	$1,227	$1,504
Provision for restaurant closings	1,674	1,077
Capital leases	73	74
Capital appreciation plans	1,079	447
Accrued vacation	954	1,106
Accrued rent	316	297
Other	456	134
Total deferred tax assets	5,779	4,639
Deferred tax liabilities:
Depreciation	8,555	4,765
Other	107	88
Total deferred tax liabilities	8,662	4,853
Net deferred tax liability	(2,883)	(214)
Less current portion	2,600	2,755
Long-term liability	$(5,483)	$(2,969)

9. Leased Assets and Lease Commitments
    The Company leases certain of its physical facilities under non-cancelable lease agreements. Steak n Shake restaurant leases typically have initial terms of eighteen to twenty-five years and renewal terms aggregating twenty years or more. These leases require the Company to pay real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated by the Company’s subsidiaries, but have been subleased to third parties, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $65 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to the finance obligations and capital leases as of September 28, 2005, is as follows: $79,070 buildings, $77,720 land, $32,300 land and leasehold improvements, and $37,520 accumulated depreciation.

At September 28, 2005, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:

(Amounts in $000’s)	Finance Obligations	Capital Leases		Operating Leases
	Operating Property	Operating Property	Total	Operating Property	Non-Operating Property
Year
2006	$16,078	$701	$16,779	$8,216	$116
2007	16,100	627	16,727	8,326	116
2008	16,122	626	16,748	8,260	116
2009	15,966	617	16,583	7,976	61
2010	15,752	617	16,369	7,338	61
After 2010	118,683	2,832	121,515	61,342	77
Total minimum future rental payments	198,701	6,020	204,721	$101,458	$547
Less amount representing interest	127,403	3,527	130,930
Total principal obligations under leases	71,298	2,493	73,791
Less current portion	3,447	449	3,896
Non-current principal obligations under leases	67,851	2,044	69,895
Residual value at end of lease term	77,720	—	77,720
Obligations under leases	$145,571	$2,044	$147,615

During 2005 and 2004, the Company received net proceeds from sale and leaseback transactions aggregating $650 and $600, respectively.

Contingent rent totaling $1,045 in 2005, $697 in 2004, and $556 in 2003 is recorded in rent expense in the accompanying consolidated statements of earnings.

10. Debt
Revolving Credit Agreement
The Company amended its Revolving Credit Agreement ("the Agreement") on January 25, 2005. Under the Agreement, the Company can borrow up to $50,000. The agreement expires on January 30, 2008. The Agreement bears interest at a rate based on LIBOR plus 55 basis points or the lender's prime rate minus 100 basis points, at the election of the Company. There were no borrowings under this agreement at September 28, 2005.

Senior Note Agreement
The Company’s amended and restated Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement") allows for additional borrowing of up to $75,000 until September 30, 2008. See Note 16 "Subsequent Events." As of September 28, 2005, the Company had borrowings of $9,429 with an average interest rate of 7.6% under the Senior Note Agreement. Interest rates are fixed based upon market rates at the time of borrowing. Amounts maturing in fiscal years 2006 through 2010 are as follows: $3,857, $2,429, $1,714, $714 and $715 respectively.

Interest capitalized in connection with financing additions to property and equipment amounted to $906, $502 and $476 in 2005, 2004 and 2003, respectively. Interest paid on debt amounted to $1,887 in 2005, $1,829 in 2004, and $2,181 in 2003.

Kelley Restaurants, Inc. Debt
The carrying amounts for debt reported in the consolidated statement of financial position do not differ materially from their fair market values at September 28, 2005.

The Company assumed four mortgages on properties in connection with the Kelley Restaurants, Inc. acquisition, three of which were paid off during fiscal 2005. The amount outstanding under the remaining mortgage as of September 28, 2005 is $826, and bears interest at a fixed rate of 5%.  Principal payments in 2006, 2007 and 2008 are $83 with the remaining principle balance due at maturity in August 2008.

The Revolving Credit Agreement and Senior Note Agreement are unsecured and contain restrictions, which among other things, require the Company to maintain certain financial ratios. The Company is in compliance with all restrictive covenants under these borrowing agreements at September 28, 2005.

11. Related Party Transactions

Sale of Restaurants to Related Party
On September 21, 2005, the Company's wholly owned subsidiary, Steak n Shake Operations, Inc., entered into a Multiple Uniform Franchise Agreement (the "Agreement") and a Personal Property Sales Agreement with Reinwald Enterprises Emory, LLC and Reinwald Enterprises Wild Geese, LLC (collectively "Franchisee").  Gary T. Reinwald, Executive Vice President of the Company, is a member of both Limited Liability Companies, and holds the majority of the equity in the Franchisee.  The aggregate consideration paid by the Franchisee for the Agreements was $1,800 for the purchase of two Company owned restaurants in the Knoxville, Tennessee market.  The Company has no guarantees nor has the Company participated in any of the financing related to this transaction.  Under the Agreement the Franchisee will operate these two existing restaurants, which were previously owned and operated by Steak n Shake Operations, Inc. The Company has transferred its ownership and leasehold rights in the restaurants as well as all personal property located in the restaurants to the Franchisee.

Acquisition of Kelley Restaurants, Inc.
Kelley Restaurants, Inc. was acquired by the Company on December 20, 2004.  The President of Kelley Restaurants, Inc. is a member of the Board of Directors of the Company.  See Note 12 "Acquisition of Kelley Restaurants, Inc." for further discussion.

Prior to the acquisition, the Company collected initial franchise fees, royalty fees, and advertising fees from KRI. The Company recorded revenues from KRI totaling $390, $1,706 and $1,392 during 2005, 2004 and 2003, respectively.  Amount receivable from KRI at September 29, 2004 was $450 and is recorded in Receivables, net in the consolidated statements of financial position.

12.  Acquisition of Kelley Restaurants, Inc.
On December 29, 2004, the Company completed its acquisition of KRI for approximately $16,082, which included adjustments for debt repayment, working capital and other adjustments.  At the acquisition date, Kelley Restaurants operated 17 Steak n Shake restaurants in Atlanta, Georgia and Charlotte, North Carolina.  This acquisition will allow the Company to further develop the Atlanta and Charlotte markets, which is consistent with the Company's long term growth plans.  The President of KRI is a member of the Company's board of directors.

The transaction is being accounted for using the purchase method of accounting as required by SFAS 141, "Business Combinations."  The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition.  The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill.  See Note 4 for further discussion of "Goodwill and Other Intangibles."  The allocation of the purchase price to specific assets and liabilities is based, in part, upon third party appraisals and internal estimates of assets and liabilities.  The Company is in the process of refining its internal fair value estimates including the valuation of franchise rights reacquired and current liabilities.  Therefore, the allocation of the purchase price is preliminary and the final allocation may differ.  Based on the preliminary purchase price allocation, the following table summarized the fair value of the assets acquired and liabilities assumed at the acquisition date.

(Amounts in 000's)
Current assets	$617
Property and equipment	21,660
Goodwill	7,458
Intangible assets	1,051
Other assets	46

Total assets acquired	30,832

Current liabilities	3,378
Deferred income taxes	925
Obligations under lease	6,486
Long-term debt	3,961

Total liabilities assumed	14,750

Net assets acquired	$16,082

Proforma disclosures have been omitted as the acquisition was not significant.

13. Common Stock Plans
Capital Appreciation Plan
The 1997 Capital Appreciation Plan provides for tandem awards of Common Stock (restricted shares) and book units of up to 1,067,187 shares and related units. These awards are restricted for a period of three years and are returnable to the Company if the grantee is not employed (except for reasons of retirement, permanent disability or death) by the Company at the end of the period. The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share of the common stock and dividends paid per share during the period, as adjusted for stock dividends/splits. The total value of the stock grant (based upon market value at the date of the grant) is recorded to unamortized value of restricted shares and is amortized to compensation expense ratably over the three-year period. The total number of shares and book units granted under the 1997 Plan for which restrictions have not lapsed was 285,700 at September 28, 2005, 146,000 at September 29, 2004, and 122,500 at September 24, 2003.  At September 28, 2005, 400,922  shares were reserved for future grants. The average remaining period for which restrictions had not lapsed at September 28, 2005 was 1.51 years. The amount charged to expense under the Plans was $1,634 in 2005, $860 in 2004, and $452 in 2003.

Employee Stock Option Plan
 The 1997 Employee Stock Option Plan as amended (the "1997 Plan") provides for the granting of up to 1,745,313 stock options. Options granted under the 1997 Plan through 2005 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire either five or ten years from the date of grant and are issued with an exercise price equal to the fair market value of the underlying stock on the date of grant. Options are granted under the 1997 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors. As of September 28, 2005, 1,571,774 options have been granted under the 1997 Plan, 770,347 are exercisable and 173,539 are available for future issuance.

 The 1995 Employee Stock Option Plan (the "1995 Plan") provides for the granting of up to 686,297 stock options. Options granted under the 1995 Plan are primarily incentive stock options exercisable on the same terms as the 1997 Plan. Options were granted under the 1995 Plan to officers and key employees selected by the Stock Option Committee. At September 28, 2005, 634,543 options have been granted under the 1995 Plan, 11,529 are exercisable and 51,754 are available for future issuance.

    The following table summarizes the options activity under the 1997 and 1995 Plans:

	Shares	Weighted Average Price
Outstanding at September 25, 2002	1,379,448	$12.99
Fiscal 2003 Activity:
Granted	100,424	13.80
Exercised	(114,382)	11.63
Canceled or forfeited	(135,501)	14.35
Outstanding at September 24, 2003	1,229,989	13.03
Fiscal 2004 Activity:
Granted	391,052	17.32
Exercised	(311,467)	12.63
Canceled or forfeited	(63,044)	13.39
Outstanding at September 29, 2004	1,246,530	14.38
Fiscal 2005 Activity:
Granted	326,422	19.63
Exercised	(283,704)	12.20
Canceled or forfeited	(47,888)	17.01
Outstanding at September 28, 2005	1,241,360	$16.17

Nonemployee Director Stock Option Plans
The Company’s Nonemployee Director Stock Option Plans provide for the grant of nonqualified stock options at a price equal to the fair market value of the Common Stock on the date of the grant. Options outstanding under each Plan are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire five years from the date of grant.  At September 28, 2005, 167,000 options have been granted under the Nonemployee Director Stock Option Plan, 60,400 are exercisable and 107,000 are available for future issuance.

    The following table summarizes information about the Nonemployee Director Stock Option Plans.

	Shares	Weighted Average Price
Outstanding at September 25, 2002	54,800	$10.38
Fiscal 2003 Activity:
Granted	46,000	9.97
Exercised	(3,300)	11.08
Outstanding at September 24, 2003	97,500	10.17
Fiscal 2004 Activity:
Granted	43,000	17.98
Exercised	(10,000)	9.98
Outstanding at September 29, 2004	130,500	12.75
Fiscal 2005 Activity
Granted	43,000	18.33
Exercised	(30,500)	11.73
Canceled or forfeited	(10,000)	15.69
Outstanding at September 28, 2005	133,000	$14.65

The following table summarizes information regarding stock options outstanding at September 28, 2005 under the employee and nonemployee director stock option plans.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at September 28, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 28, 2005	Weighted Average Exercise Price
$ 5 - $ 10	188,443	1.18 years	$9.85	132,623	$9.81
$10 - $15	203,739	2.34 years	$13.89	179,739	$13.97
$15 - $20	958,550	3.71 years	$17.57	509,486	$16.93
$20 - $21	23,628	4.02 years	$20.42	20,428	$20.48
$ 5 - $21	1,374,360	3.17 years	$16.02	842,276	$15.26

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the "Plan"), a maximum of 1,852,545 shares of Common Stock are available for issuance to all eligible employees of the Company as determined by the Board of Directors subject to a limitation of 150,000 shares per year. Unissued shares in any given calendar year are available to increase the annual maximum number of shares issuable in subsequent years. Employees may purchase shares of Common Stock through payroll deductions ranging from 2% to 10% of compensation up to a maximum fair market value of $10 or 1,000 shares per year. Shares are purchased at a 15% discount from the lesser of the share price on the first or last day of the year. Shares purchased under the plan were 102,830 in 2005, 146,787 in 2004, and 147,604 in 2003.

14. Commitments and Contingencies
The Company is involved in various legal proceedings and has certain unresolved claims pending.  The ultimate liability, in any, for the aggregate amounts claimed cannot be determined at this time.  However, management of the Company, believes, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in the Company's consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

15. Supplemental Disclosures of Cash Flow Information
    During fiscal 2005, the Company issued 139,700 shares of restricted stock totaling $2,478. During 2004 and 2003, the Company issued 136,000 shares valued at $2,104 and 20,000 shares valued at $214, respectively. During 2004, the Company entered into capital leases for equipment of $250, and for building and land improvements of $821.

16. Subsequent Events
On November 14, 2005 the Company amended its $75,000 Senior Note Agreement and Private Shelf Facility to extend the maturity date from September 20, 2005 to September 30, 2008.  In addition to the extension of the maturity date, the amendment includes certain language as required by current laws and regulations governing such agreements.

On November 16, 2005, the Company’s Board of Directors authorized the repurchase of up to three million shares of common stock over the next two years. The Company’s repurchase of its common stock is subject to market conditions and management’s discretion.

17. Quarterly Financial Data (Unaudited)

(amounts in $000's except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended September 28, 2005 (52 weeks) (1)
Total Revenues	$126,527	$186,823	$147,854	$145,708
Costs and Expenses	118,783	173,684	136,046	133,955
Earnings Before Income Taxes	7,744	13,139	11,808	11,753
Net Earnings	5,112	8,683	7,771	8,656
Diluted Earnings per Common and Common Equivalent Share	$.18	$.31	$.29	$.31

For the year ended September 29, 2004 (53 weeks) (1)
Total Revenues	$114,473	$163,790	$130,627	$144,802
Costs and Expenses	107,413	151,465	119,310	133,066
Earnings Before Income Taxes	7,060	12,325	11,317	11,736
Net Earnings	4,573	7,984	7,401	7,633
Diluted Earnings per Common and Common Equivalent Share	$.17	$.29	$.27	$.28

(1)   The Company’s fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively. In 2004, the fourth quarter includes 13 weeks.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)) as of September 28, 2005, our Chief Executive Officer and Chief Financial Officer have concluded, that the Company’s disclosures controls and procedures are effective in timely alerting the Company’s management to material information required to be included in this Form 10-K and other Exchange Act filings.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2005 that have materially affected, or are reasonably likely to materially affect our  internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Steak n Shake Company

We have audited management's assessment, included in the accompanying Management’s Report on Responsibility for Financial Reporting that The Steak n Shake Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of September 28, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 28, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of September 28, 2005 and September 29, 2004, and for the years ended September 28, 2005, September 29, 2004, and September 24, 2003 of the Company and our report dated December 8, 2005 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

December 8, 2005
Indianapolis, Indiana

Management’s Report on Internal Control Over Financial Reporting

The management of The Steak n Shake Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s board of directors, principal executive and principal financial officers, and effected by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material impact on the financial statements.
  Ensure that material information relating to the company, including its consolidated subsidiaries, is made known to management by others within those entities, particularly during the period which this report is being prepared.
Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of September 28, 2005 based on the criteria set forth in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of September 28, 2005, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of September 28, 2005 has been audited by Deloitte & Touche, LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Peter M. Dunn                              Jeffrey A. Blade
President and                              Senior Vice President
Chief Executive Officer               and Chief Financial Officer

ITEM 9B.  OTHER INFORMATION

During the quarter ended September 28, 2005, the Audit Committee of the Board of Directors approved the engagement of Deloitte & Touche, LLP, the Company's independent auditors to perform the following non-audit services:  Tax Consultation Services.  This disclosure is made pursuant to Section 10A(h)(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information included under the captions "Election of Directors", "Committees and Meetings of the Board of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Miscellaneous - Code of Business Conduct and Ethics" in our definitive Proxy Statement relating to our 2006 Annual Meeting of Shareholders is incorporated herein by reference. Certain information relating to our executive officers is included in Part I of this Form 10-K under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information included under the captions "Compensation of Directors", "Compensation of Executive Officers", "Summary Compensation Table", "Options/SAR Grants in Last Fiscal Year", "Aggregated Option Exercises in Fiscal 2005 and Fiscal Year End Option Values", "Long Term Incentive Plans - Awards in Last Fiscal Year", "Report of the Compensation Committee", and "Company Performance" in our definitive Proxy Statement relating to our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Ownership of Common Stock" in our definitive Proxy Statement relating to our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information included in Appendix A in our definitive Proxy Statement relating to our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

1. Financial Statements. The following table sets forth the financial statements filed as a part of this report:

Consolidated Statements of Financial Position at September 28, 2005 and September 29, 2004

For the years ended September 28, 2005, September 29, 2004, and September 24, 2003:
Consolidated Statements of Earnings
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm
Management's Report on Internal Control over Financial Reporting

2. Financial Statement Schedules.

All schedules for the years ended September 28, 2005, September 29, 2004, and September 24, 2003 have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

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

4.11
Fourth Amendment to Credit Agreement by and between The Stake n Shake Company and Fifth Third Bank, Indiana (Central) dated December 29, 2004 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2005.

4.12
Fifth Amendment to Credit Agreement by and between The Stake n Shake Company and Fifth Third Bank, Indiana (Central) dated December 29, 2004 related to a $50,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 26, 2005.

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

10.08 *	The Steak n Shake Company Incentive Bonus Plan approved by the Company's Board of Directors on February 12, 2003. (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2003).

10.09 *	The Steak n Shake Company’s 2003 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended September 24, 2003).

10.10 *	Letter from Registrant to Peter Dunn dated July 25, 2002. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended September 24, 2003).

10.11 *	The Steak n Shake Company Amended and Restated 1997 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant’s definitive Proxy Statement dated December 19, 2003 related to the 2004 Annual Meeting of Shareholders).

10.12 *	The Steak n Shake Company 2004 Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant’s definitive Proxy Statement dated December 19, 2003 related to the 2004 Annual Meeting of Shareholders).

10.13 *	Form of The Steak n Shake Company Capital Appreciation Agreement. (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).

10.14 *	Form of The Steak n Shake Company Stock Option Agreement.(Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).

10.15*	Summary Sheet of 2005 Compensation (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 22, 2004).

10.16*	The Steak n Shake Non Qualified Savings Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 22, 2004.)

10.17	Multiple Unit Franchise Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 27, 2005.)

10.18	Contract for Purchase and Sale of Real Estate (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed September 27, 2005).

10.19	Personal Property Sales Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed September 27, 2005.)

10.20	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed September 27, 2005).

10.21*	The Steak n Shake 2005 Director Stock Option Plan (incorporated by reference to Appendix B to 2004 Proxy Statement dated December 20, 2004 related to the 2005 Annual Meeting of Shareholders).

10.22*	Employment Agreement for Wayne Kelley (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 29, 2004).

10.23	Amendment to Note Purchase and Private Shelf Agreement to extend maturity date to September 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Current report on Form 8-K filed November 17, 2005).

13.01	Portions of the Annual Report to Shareholders for the Year Ended September 29, 2004 incorporated by reference into this Form 10-K.

14.01	The Steak n Shake Company Conflicts of Interest and Standards of Business Ethics Policy. (Incorporated by reference to Exhibit 14.01 to the Registrant’s Annual Report on Form 10-K for the year ended September 24, 2003).

21.01	Subsidiaries of the Registrant.

23.01	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.01	Section 1350 Certifications.

* Indicates management contract or compensatory plans or arrangements required to be filed as an Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 8, 2005.

THE STEAK N SHAKE COMPANY
By: /s/ Jeffrey A. Blade________
Jeffrey A. Blade
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 8, 2005.

/s/ Jeffrey A. Blade	Senior Vice President and Chief Financial Officer
Jeffrey A. Blade	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter M. Dunn	Chief Executive Officer and Director
Peter M. Dunn	(Principal Executive Officer)

/s/ Alan B. Gilman	Chairman and Director
Alan B. Gilman

/s/ Wayne L. Kelley	Director
Wayne L. Kelley

/s/ Charles E. Lanham	Director
Charles E. Lanham

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

/s/ J. Fred Risk	Director
J. Fred Risk

/s/ Dr. John W. Ryan	Director
Dr. John W. Ryan

/s/ Stephen M. Schmidt	Director
Stephen M. Schmidt

/s/ James Williamson, Jr.	Director
James Williamson, Jr.

THE STEAK N SHAKE COMPANY AND SUBSIDIARIES

Index to Exhibits

Number	Description

(3)	3.01
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

4.11
Fourth Amendment to Credit Agreement by and between The Stake n Shake Company and Fifth Third Bank, Indiana (Central) dated December 29, 2004 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2005.

4.12
Fifth Amendment to Credit Agreement by and between The Stake n Shake Company and Fifth Third Bank, Indiana (Central) dated January 30, 2005 related to an increase in the Company’s revolving line of credit from $30,000,000 to $50,000,000. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 13, 2005.)

(9)	No exhibit.

(10)	10.01*
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

10.07*
From of option agreement related to 2002 Non-employee Director Stock Option Program and schedule relating thereto. Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 19, 2001).

10.08*
The Steak n Shake Company Incentive Plan approved by the Company's Board of Directors on February 12, 2003. (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2003).

10.09*	The Steak n Shake Company’s 2003 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended September 24, 2003).

10.10*	Letter from Registrant to Peter Dunn dated July 25, 2002. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended September 24, 2003).

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

10.14*
Form of The Steak n Shake Company Stock Option Agreement. (Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).

10.15*	Summary Sheet of 2005 Compensation (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 22, 2004).

10.16*	The Steak n Shake Non Qualified Savings Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 22, 2004.)

10.17	Multiple Unit Franchise Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 27, 2005.)

10.18	Contract for Purchase and Sale of Real Estate (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed September 27, 2005).

10.19	Personal Property Sales Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed September 27, 2005.)

10.20	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed September 27, 2005).

10.21*	The Steak n Shake 2005 Director Stock Option Plan (incorporated by reference to Appendix B to 2004 Proxy Statement dated December 20, 2004 related to the 2005 Annual Meeting of Shareholders).

10.22*	Employment Agreement for Wayne Kelley (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 29, 2004).

10.23
Amendment to Note Purchase and Private Shelf Agreement to extend maturity date to September 30, 2008 (incorporated by reference to Exhibit 10.1 to  the Registrant's Current report on Form 8-K filed November 17, 2005).

(11)	No exhibit.

(12)	No exhibit.

(13)	13.01	Portions of the Annual Report to Shareholders for the Year Ended September 28, 2005 incorporated by reference into this Form 10-K.

(14)	14.01	The Steak n Shake Company Conflicts of Interest and Standards of Business Ethics Policy. (Incorporated by reference to Exhibit 14.01 to the Registrant’s Annual Report on Form 10-K for the year ended September 24, 2003).

(18)	No exhibit.

(21)	21.01	Subsidiaries of the Registrant.

(22)	No exhibit.

(23)	23.01	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

(24)	No exhibit.

(27)	No exhibit.

(31)	31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

(32)	32.01	Section 1350 Certifications.

32.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

* Indicates management contracts or compensatory plans or arrangements required to be filed as an Exhibit.