Form 10-Q
period 2005-12-21
STEAK & SHAKE CO
filed 2006-01-30
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED DECEMBER 21, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check One):  Large Accelerated Filer __  Accelerated Filer _X_ Non Accelerated Filer __

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2).  Yes  No X.

Number of shares of Common Stock outstanding at January 18, 2006:  27,907,718

THE STEAK N SHAKE COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company (Unaudited)
(Amounts in $000s except share and per share data)
	December 21, 2005	September 28, 2005

Assets:
Current Assets
Cash and cash equivalents	$3,483	$3,063
Receivables, net	3,301	2,619
Inventories	6,777	6,367
Deferred income taxes	2,600	2,600
Assets held for sale	2,129	1,756
Other current assets	5,868	4,633
Total current assets	24,158	21,038

Net Property and Equipment	452,358	439,620
Goodwill	7,803	7,458
Other Intangible Assets, Net	2,036	2,079
Other Assets	4,983	4,462
Total assets	$491,338	$474,657
Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$32,499	$21,304
Accrued expenses	27,406	30,908
Current portion of long-term debt	3,940	3,940
Current portion of obligations under leases	3,921	3,896
Total current liabilities	67,766	60,048
Deferred Income Taxes	8,807	5,483
Other Long-term Liabilities	2,636	2,221
Obligations Under Leases	147,340	147,615
Long-term Debt	6,283	6,315

Commitments and Contingencies
Shareholders' Equity:
Common stock — $.50 stated value, 50,000,000 shares
authorized — shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	122,128	124,000
Retained earnings	149,874	145,215
Less: Unamortized value of restricted shares	-	(2,300)
Treasury stock — at cost: 2,431,192 shares at December 21, 2005;
2,460,026 shares at September 28, 2005	(28,662)	(29,106)
Total shareholders' equity	258,506	252,975
Total liabilities and shareholders’equity	$491,338	$474,657
See accompanying notes.

Condensed Consolidated Statements of Earnings
The Steak n Shake Company
(Unaudited)
(Amounts in thousands, except share and per share data)
	Twelve Weeks Ended
	December 21,	December 22,
	2005	2004
Revenues
Net sales	$137,852	$125,504
Franchise fees	889	1,023
Total revenues	138,741	126,527

Costs and Expenses
Cost of sales	31,520	29,626
Restaurant operating costs	69,791	62,522
General and administrative	12,472	10,831
Depreciation and amortization	6,397	5,735
Marketing	5,852	5,090
Interest	2,787	2,845
Rent	2,534	2,057
Pre-opening costs	1,179	559
Other income, net	(656)	(482)
Total costs and expenses	131,876	118,783

Earnings Before Income Taxes	6,865	7,744

Income Taxes	2,206	2,632

Net Earnings	$4,659	$5,112

Net Earnings Per Common and
Common Equivalent Share:
Basic	$.17	$.19
Diluted	$.17	$.18

Weighted Average Shares and Equivalents:
Basic	27,631,153	27,355,272
Diluted	27,929,453	27,886,772

See accompanying notes.

Condensed Consolidated Statements of Cash Flows The Steak n Shake Company (Unaudited)
(Amounts in $000's)	Twelve Weeks Ended
	December 21,	December 22,
	2005	2004
Operating Activities

Net earnings	$4,659	$5,112
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,397	5,735
Deferred income tax provision (benefit)	3,324	(289)
Loss on disposal of property and equipment	334	331
Stock-based compensation and other non-cash expense	892	416
Changes in receivables and inventories	(1,092)	(231)
Changes in other assets	(2,216)	(1,321)
Changes in accounts payable and accrued expenses	5,211	6,911
Net cash provided by operating activities	17,509	16,664

Investing Activities
Additions of property and equipment	(16,888)	(12,773)
Proceeds from disposal of property and equipment	-	354
Net cash used in investing activities	(16,888)	(12,419)

Financing Activities
Principal payments on long-term debt	(32)	-
Proceeds from equipment and property leases	700	-
Principal payments on lease obligations	(950)	(895)
Proceeds from exercise of stock options	81	231
Net cash used in financing activities	(201)	(664)

Increase in Cash and Cash Equivalents	420	3,581

Cash and Cash Equivalents at Beginning of Period	3,063	25,150

Cash and Cash Equivalents at End of Period	$3,483	$28,731

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
The Steak n Shake Company
(Unaudited)
(Amounts in $000's, except share and per share data)

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of the Company, all adjustments considered necessary to present fairly the consolidated statement of financial position as of December 21, 2005, and the consolidated statements of earnings and cash flows for the twelve weeks ended December 21, 2005 and December 22, 2004, have been included.

The consolidated statements of earnings for the twelve weeks ended December 21, 2005 and December 22, 2004 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2005.

Seasonal Aspects
The Company has substantial fixed costs, which do not decline as a result of a decline in sales. The Company's first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes as compared to the third and fourth fiscal quarters. Additionally, sales in the first and second fiscal quarters can be adversely affected by severe winter weather. The Company may also be negatively affected by adverse weather during the first and fourth fiscal quarters as hurricanes and tropical storms may impact the Southeastern portion of the United States, where the Company has a significant number of restaurants.

Stock-Based Compensation
    The Company maintains stock-based compensation plans which allow for the issuance of incentive stock options, nonqualified stock options, and nonvested stock to officers, other key employees of the Company, and to members of the Board of Directors. The Company also maintains an employee stock purchase plan that provides for the issuance of shares to all eligible employees of the Company at a discounted price. The Company generally uses treasury shares to satisfy the issuances of shares under its stock-based compensation plans.  Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations (APB 25). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of nonvested stock had been recognized in the income statement under APB 25. Effective September 29, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" (FAS 123(R)). This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma disclosures. Compensation expense in fiscal year 2005 related to stock options and the employee stock purchase plan continues to be disclosed on a pro forma basis only. Also during the current quarter, in accordance with the modified prospective transition method, the Company eliminated its balance of Unamortized Value of Restricted Shares, which represented unrecognized compensation cost for nonvested stock awards. Financial statements for prior periods have not been restated.

    FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of FAS 123(R) was not material.

    Certain of the Company's stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service. Under FAS 123(R), awards granted after September 28, 2005 require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date. For awards granted on or before September 28, 2005, the Company accelerates compensation expense only in cases where a retirement eligible employee is expected to cease continuous service prior to an award's vesting date. If the new provisions of FAS 123(R) had been in effect for awards prior to September 28, 2005, compensation expense would not have been materially effected during the quarters ended December 21, 2005 and December 22, 2004, respectively.

    The following table illustrates the effect on income from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation in fiscal year 2005.

Twelve weeks ended
December 22,
2004

Net earnings, as reported	$5,112
Less pro forma compensation expense, net of tax	(476)
Proforma net earnings	$4,636

Basic earnings per share, as reported	$.19
Pro forma basic earnings per share	$.17

Diluted earnings per share, as reported	$.18
Pro forma diluted earnings per share	$.17

    The weighted average fair value of shares granted during the quarters ended December 21, 2005 and December 22, 2004 was $6.25 and $6.29, respectively.  The Company estimates the fair value of each grant using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The fair value estimates are based on the following assumptions:

	2006	2005

Risk-free interest rate	4.3%	3.7%
Dividend yield	0.0%	0.0%
Expected volatility	28%	31%
Expected life in years	5 years	5 years

Employee Stock Option Plans
 The 1997 Employee Stock Option Plan as amended (the "1997 Plan") provides for the granting of up to 1,745,313 stock options. Options granted under the 1997 Plan prior to fiscal 2006 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. Options granted beginning in fiscal 2006 are exercisable 25% on each anniversary date of the grant until fully exercisable. The options expire either five or ten years from the date of grant and are issued with an exercise price equal to the fair market value of the underlying stock on the date of grant. Options are granted under the 1997 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors.

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

The following table summarizes the activity under the Company’s stock option plans:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 28, 2005	1,376,426	$16.02
Granted	33,646	19.15
Exercised	(9,980)	10.05
Forfeited	(3,942)	17.56
Outstanding at December 21, 2005	1,396,150	16.13	3.00 years	$2,332

Exercisable at December 21, 2005	905,471	$15.06	2.49 years	$2,159

During the quarter ended December 21, 2005, $322 ($295 net of tax) was charged to expense relating to the stock option plans.

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the "Plan"), a maximum of 1,852,545 shares of Common Stock are available for issuance to all eligible employees of the Company as determined by the Board of Directors subject to a limitation of 150,000 shares per year. Unissued shares in any given calendar year are available to increase the annual maximum number of shares issuable in subsequent years. Employees may purchase shares of Common Stock through payroll deductions ranging from 2% to 10% of compensation up to a maximum fair market value of $10 or 1,000 shares per year. Shares are purchased at a 15% discount from the lesser of the share price on the first or last day of the year. No shares were purchased under the plan during the quarter ended December 21, 2005. During the quarter ended December 21, 2005, $116 was charged to expense relating to the Plan.  Prior to the adoption of FAS 123(R), the Company was not required to record compensation expense for the Employee Stock Purchase Plan.

Capital Appreciation Plan
The 1997 Capital Appreciation Plan provides for tandem awards of Common Stock (nonvested shares) and book units of up to 1,067,187 shares and related units. These awards are restricted for a period of three years and are returnable to the Company if the grantee is not employed (except for reasons of retirement, permanent disability or death) by the Company at the end of the period. The stock is valued based on the market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share of the common stock and dividends paid per share during the period, as adjusted for stock dividends/splits. The total value of the nonvested stock grant is amortized to compensation expense ratably over the three-year period.

The following table summarizes the activity under the Capital Appreciation Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at September 28, 2005	268,700	$16.30
Granted	20,000	18.15
Vested	(20,000)	10.70
Forfeited
Nonvested shares at December 21, 2005	268,700	$16.85

As of December 21, 2005, there was approximately $2.3 million of unrecognized compensation cost related to the issuance of nonvested stock. The cost is expected to be recognized over a weighted-average period of 1.50 years. The amount charged to expense under the Capital Appreciation Plan was $348 ($226 net of tax) and $315 ($205 net of tax) during the quarters ended December 21, 2005 and December 22, 2004, respectively.

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by SFAS No. 128, Earnings Per Share:

	Twelve Weeks Ended
	December 21,	December 22,
	2005	2004
Basic earnings per share:
Weighted average common shares	27,631,153	27,355,272

Diluted earnings per share:
Weighted average common shares	27,631,153	27,355,272
Diluted effect of stock options	298,300	531,500
Weighted average common and incremental shares	27,929,453	27,886,772
Number of stock options excluded from the calculation of earnings per share as the options' exercise prices were greater than the market price of the Company's common stock	401,048	138,010

Net Property and Equipment
     Net property and equipment consists of the following:

	December 21,	September 28,
	2005	2005

Land	$174,451	$169,730
Buildings	159,915	160,066
Land and leasehold improvements	119,763	115,198
Equipment	168,479	166,593
Construction in progress	18,883	15,274
	641,491	626,861
Less accumulated depreciation and amortization	(189,133)	(187,241)
Net property and equipment	$452,358	$439,620

Assets Held for Sale
Assets held for sale consist of property and equipment related to the under-performing restaurants identified for disposal in fiscal 2003, and are comprised of the following: Land and Buildings - $1,761; Land and Leasehold Improvements - $221; and Equipment - $147

Other Intangibles
    Other intangibles are comprised of the following:

(amounts in $000s)	December 21, 2005	September 28, 2005
Gross value of intangible assets subject to amortization	$2,191	$2,191
Accumulated Amortization	(495)	(452)
Intangible assets subject to amortization, net	1,696	1,739
Intangible assets with indefinite lives	340	340
Total intangible assets	$2,036	$2,079

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with the acquisition of Kelley Restaurants, Inc. ("KRI"), during fiscal 2005, and are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively.  Amortization expense for the quarters ended December 21, 2005 and December 22, 2004 was $43 and $28, respectively.  Total annual amortization expense for each of the next five years is approximately $181.

Intangible assets with indefinite lives consist of reacquired franchise rights acquired in connection with the acquisition of KRI during fiscal 2005 and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, "Accounting for Pre-existing Relationships between the Parties to a Business Combination" ("EITF 04-1").

Kelley Restaurants Acquisition
On December 29, 2004, the Company acquired KRI for $16,082.  KRI operated 17 Steak n Shake restaurants in Atlanta, Georgia and Charlotte, North Carolina.  The President of KRI is a member of the Company's board of directors.

The transaction was accounted for using the purchase method of accounting as required by SFAS 141, "Business Combinations." The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based, in part, upon internal estimates of assets and liabilities. The Company has received independent appraisals for certain assets.  Based on the final purchase price allocation, the following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date.

Current assets	$617
Property and equipment	21,660
Goodwill	7,803
Intangible assets	1,051
Other assets	46

Total assets acquired	31,177

Current liabilities	3,723
Deferred income taxes	925
Obligations under lease	6,486
Long-term debt	3,961

Total liabilities assumed	15,095

Net assets acquired	$16,082

Provision for Restaurant Closings
During the fourth quarter of fiscal year 2005, the Company identified two under-performing restaurants for disposal. In connection with the decision to dispose of these restaurants, the Company recorded a charge of $1,400 primarily for property and equipment write-downs.  Similarly in 2003, the Company identified nine underperforming restaurants and recorded charges of $5,200.  Of these nine restaurants, five were sold in 2004.  The Company is currently seeking buyers for the remaining four properties, in addition to the two closed in fiscal 2005,  all of which are classified as held for sale.  The Company is currently marketing the properties, and intends to sell the properties within the next twelve months.

Activity related to the provision for restaurant closings is as follows:

(amounts in $000’s)	Balance at September 28, 2005	Amounts Charged during 2006	Amounts Utilized (cash)during 2006	Amounts Utilized (non-cash) during 2006	Other Adjustments during 2006	Balance at December 21, 2005
Asset write-downs(1)	$4,413	$-	$-	$(17)	$-	$4,396
Closing costs	53	-	-	-		53
Total	$4,466	$-	$-	$(17)	$-	$4,449

(amounts in $000’s)	Balance at September 29, 2004	Amounts Charged during 2005	Amounts Utilized (cash) during 2005	Amounts Utilized (non-cash) during 2005	Other Adjustments during 2005	Balance at December 22, 2004
Asset write-downs(1)	$3,058	$(5)	$-	$-	$-	$3.053
Closing costs	24		(11)	-	-	13
Total	$3,082	$(5)	$(11)	$-	$-	$3,066

(1)  Amounts represent adjustments to cost basis of the assets.

Related Party Transactions
On December 15, 2005, Steak n Shake Operations, Inc. entered into an agreement to sell its Greenville, South Carolina store to Kelley Operations, Inc.  Wayne Kelley is both President of Kelley Operations, Inc. and a member of the Board of Directors of the Company.  The sale of this location for $1,350 includes both real estate and personal property.  The closing of the transaction is scheduled to occur in March 2006.

Supplemental Cash Flow Information
During the twelve week period ended December 21, 2005, the Company issued 20,000 shares of restricted stock under its Capital Appreciation Plan with a market value of $363. During the twelve week period ended December 22, 2004, the Company issued 125,500 shares of restricted stock under its Capital Appreciation Plan with a market value of $2,205.

Commitments and Contingencies
The Company is engaged in various legal proceedings and has certain unresolved claims pending.  The ultimate liability, in any, for the aggregate amounts claimed cannot be determined at this time.  However, management of the Company, believes, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in the Company's consolidated financial statements is not likely to have a material effect on its results of operations, financial position or cash flows.

Reclassifications
    Certain amounts in the fiscal 2006 financial statements have been reclassified to conform to the fiscal 2005 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000's, except share and per share data)

Overview
    In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period  and which remained open through the end of the fiscal period.

Quarter Highlights:
- Total revenues increased 9.7% to $138,741
- Net Earnings were $4,659
- Diluted earnings per share were $.17 (includes $.01 impact of adopting SFAS 123(R))
- Same Store Sales decreased by 1.1%

In the current quarter, the Company opened six Company owned restaurants.  In addition, two franchise units opened during the first quarter.  As previously represented, the Company is continuing to prepare for accelerated expansion as it executes is five year strategic plan.  The Company continues to execute the Key Results Areas ("KRA's") of the strategic plan and has made significant strides in the current quarter.  The KRA's are same store sales, expansion, leaders and associates, margins, and an improved operating model.

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

Beginning January 1, 2006, the Company self-insures its group health insurance risk.  Similar to the reserves for worker's compensation, general liability and auto liability insurance, the Company will determine the amount of a liability based on information received including claims incurred but not reported and known claims that are scheduled to be paid.  The Company will continue to work with a third party processor to handle the specific payment of individual claims.

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

Leases
    The Company leases certain properties under operating leases. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The Company uses a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the rent commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes access to the property.  As the assumptions inherent in determining lease commencement and lease expiration dates and other related complexities of accounting for leases involve significant judgement, management has determined lease accounting is critical.

Results of Operations
    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

	Twelve Weeks Ended
	December 21,	December 22,
	2005	2004
Revenues
Net sales	99.4%	99.2%
Franchise fees	.6	.8
	100.0	100.0
Costs and Expenses
Cost of sales(1)	22.9	23.6
Restaurant operating costs(1)	50.6	49.8
General and administrative	9.0	8.6
Depreciation and amortization	4.6	4.5
Marketing	4.2	4.0
Interest	2.0	2.2
Rent	1.8	1.6
Pre-opening costs	.8	.4
Other income, net	(.5)	(.4)
Total costs and expenses	95.1	93.9

Earnings Before Income Taxes	4.9	6.1

Income Taxes	1.6	2.1

Net Earnings	3.4%	4.0%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended December 21, 2005 to Twelve Weeks Ended December 22, 2004
(Amounts in $000's)

Revenues
    Net sales increased $12,348 (9.8%) to $137,852 primarily due to the increase in Company-owned restaurants slightly offset by a decrease in same store sales.  At the end of the quarter, the Company operated 403 Company-owned restaurants compared to 368 at the end of the quarter in the previous year.  The same store sales decrease consists of a  4.0% increase in check average offset by a decrease in guest traffic of 5.1%.  The increase in check average results primarily from a  2.9% weighted average menu price increase compared to the same period in the prior year.

Costs and Expenses
    Cost of sales increased $1,894 (6.4%) to $31,520 primarily due to increased net sales. Cost of sales as a percentage of net sales decreased to 22.9% from 23.6%, primarily as a result of lower commodity costs including chicken, bacon, dairy and tomatoes and the positive impact of the menu price increase.

    Restaurant operating costs increased $7,269 (11.6%) to $69,791 due to increased net sales and higher costs in operating components. Restaurant operating costs as a percentage of net sales increased from 49.8% to 50.6%, primarily due to substanially higher energy costs, petroleum based supplies, and the timing of repairs.  Restaurant labor costs as a percentage of sales remained fairly consistent with the prior year as a percentage of sales.

    General and administrative expenses increased $1,641 (15.2%) to $12,472, and increased to 9.0% as a percentage of revenue, compared to 8.6% in the same period in the prior year. The higher spending as a percent of revenues versus prior year was driven by the acquisition of Kelley Restaurants, Inc. ("KRI"), $392 of stock compensation expense related to the adoption of SFAS 123(R), and investments to support future expansion.

    Depreciation and amortization expense increased $662 (11.5%) to $6,397. The increase is attributable to additional restaurants, including the 17 restaurants that were acquired from Kelley Restaurants, Inc in the second quarter of the prior fiscal year. As a percentage of total revenues, depreciation and amortization expense increased slightly to 4.6% from 4.5% in the prior year.

    Marketing expense increased $762 (15.0%) to $5,852, and as a percentage of revenue increased to 4.2% from 4.0% in the same period in the prior year. The increase in marketing expense was primarily due to increased television advertising in support of the Halloween milk shake launch.

    Interest expense decreased $58 (2.0%) to $2,787.  The slight decrease is a result of decreased net borrowings under the Company’s Senior Note Agreement.

    Rent expense increased $477 (23.2%) to $2,534 as a result of an increased number of restaurants, primarily due to the 17 restaurants acquired from KRI.  As a percentage of revenue, rent expense increased from 1.6% to 1.8% largely due to the increased number of rented units and the decline in same store sales.

    Pre-opening costs increased $620 (110.9%) to $1,179 as the Company was in the process of opening more restaurants in the current year versus the prior year. During the quarter, the Company opened six new restaurants compared to three in the same period in the prior year.

    Other income remained fairly consistent at $656 in the current year versus $482 in the prior year.

Income Taxes
     The Company's effective income tax rate decreased to 32.1% from 34.0% in the same period in the prior year primarily due to increased FICA tax credits and Work Opportunity Tax Credits and favorable resolution of income tax contingencies.

Liquidity and Capital Resources
    During the twelve week period ended December 21, 2005, the Company opened  six Company-owned Steak n Shake restaurants and  two franchised restaurants.  In the twelve week period ended December 22, 2004, the Company opened three Company-owned Steak n Shake restaurants and opened one rebuilt location.  Twelve new restaurants and two rebuilds were under construction at the end of the current quarter.  For the twelve weeks ended December 21, 2005, capital expenditures totaled $16,888 as compared to $12,773 for the same period in the prior year.

    The Company anticipates opening at least 20 new Steak n Shake restaurants during the remainder of fiscal year 2006, for a total of at least 26 new Company-owned stores.  The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment is approximately $2,000 - $2,500. Total capital expenditures for fiscal year 2006 are estimated to be $70,000 to $80,000 which includes corporate expenditures and existing location expenditures. The Company intends to fund 2006 capital expenditures, and meet other working capital needs, with existing cash and anticipated cash flows from operations.

    During the twelve weeks ended December 21, 2005, cash provided by operations totaled $17,509, compared to $16,664 in the same period in the prior year. This increase in cash provided by operations is attributable primarily to changes in deferred taxes slightly offset by the decrease in net income.  Net cash used in financing activities for the twelve weeks ended December 21, 2005,  totaled $201 compared to $664 in the comparable prior period. This decline was due to proceeds received from build-to-suit transactions.

    As of December 21, 2005, the Company had outstanding borrowings of $9,428 under its Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement") and $75,000 of additional borrowing capacity available. Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. In addition, the Company has one mortgage which it assumed in the KRI acquisition.  The mortgage bears interest at a fixed rate of 5% and had an outstanding balance of $795 at December 21, 2005.

    The Company has a $50,000 Revolving Credit Facility ("the Facility") that bears interest based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at the election of the Company, and matures on January 30, 2008. There were no borrowings under the Facility at December 21, 2005.

    The Company's debt agreements contain restrictions and covenants customary for credit agreements of these types which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with all covenants under its borrowing agreements at December 21, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Facility bears interest at a rate based upon LIBOR plus 55 basis points or the prime rate minus 100 basis points, at the election of the Company.  Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At December 21, 2005, a hypothetical 100 basis point increase in short-term rates would have an immaterial impact on the Company's earnings.

    The Company purchases certain food products, which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions. The Company utilizes various purchasing and contract pricing techniques to minimize volatility, but does not enter into financial derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES
     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 21, 2005, in timely alerting the Company's management to material information required to be included in this Form 10-Q and other Exchange Act filings. There have been no changes in the Company's internal control over financial reporting during the quarter ended December 21, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    The following table presents a summary of share repurchases made by the Company:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

November 17, 2005 - December 21, 2005	--	--	--	3,000,000

     The share repurchase program previously authorized by the Board of Directors was announced on November 16, 2005.  The program allows for the repurchase of up to three million shares for a period of two years.

ITEM 6. EXHIBITS

Exhibits

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer.
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 30, 2006.

THE STEAK N SHAKE COMPANY
(Registrant)

By /s/ Jeffrey A. Blade
Jeffrey A. Blade
Senior Vice President
and Chief Financial Officer