Form 10-Q
period 2006-04-12
STEAK & SHAKE CO
filed 2006-05-22
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE SIXTEEN WEEKS ENDED APRIL 12, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2).  Yes  No X.

Number of shares of Common Stock outstanding at May 10, 2006:  28,154,999

THE STEAK N SHAKE COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company (Unaudited)
(Amounts in $000s except share and per share data)
	April 12, 2006	September 28, 2005

Assets:
Current Assets
Cash and cash equivalents	$4,475	$3,063
Receivables, net	3,778	2,619
Inventories	6,914	6,367
Deferred income taxes	2,600	2,600
Assets held for sale	1,837	1,756
Other current assets	5,345	4,633
Total current assets	24,949	21,038

Net Property and Equipment	470,584	439,620
Goodwill	7,803	7,458
Other Intangible Assets, Net	1,978	2,079
Other Assets	5,559	4,462
Total assets	$510,873	$474,657
Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$24,464	$21,304
Accrued expenses	36,129	30,908
Advances on line of credit	9,000	-
Current portion of long-term debt	3,940	3,940
Current portion of obligations under leases	4,072	3,896
Total current liabilities	77,605	60,048
Deferred Income Taxes	8,997	5,483
Other Long-term Liabilities	2,984	2,221
Obligations Under Leases	146,245	147,615
Long-term Debt	5,255	6,315

Commitments and Contingencies
Shareholders' Equity:
Common stock — $.50 stated value, 50,000,000 shares
authorized — shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	121,451	124,000
Retained earnings	158,405	145,215
Less: Unamortized value of restricted shares	-	(2,300)
Treasury stock — at cost: 2,200,485 shares at April 12, 2006;
2,460,026 shares at September 28, 2005	(25,235)	(29,106)
Total shareholders' equity	269,787	252,975
Total liabilities and shareholders’equity	$510,873	$474,657
See accompanying notes.

Condensed Consolidated Statements of Earnings
The Steak n Shake Company
(Unaudited)
(Amounts in 000s, except share and per share data)

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 12,	April 13,	April 12,	April 13,
	2006	2005	2006	2005
Revenues
Net sales	$196,520	$185,746	$334,372	$311,250
Franchise fees	1,137	1,077	2,026	2,100
Total revenues	197,657	186,823	336,398	313,350

Costs and Expenses
Cost of sales	44,601	43,159	76,121	72,784
Restaurant operating costs	98,283	91,476	168,074	153,999
General and administrative	16,303	14,712	28,775	25,542
Depreciation and amortization	8,715	8,128	15,112	13,863
Marketing	9,154	8,959	15,006	14,049
Interest	3,106	3,950	5,893	6,796
Rent	3,873	3,203	6,407	5,260
Pre-opening costs	977	705	2,156	1,264
Provision for restaurant closing	(103)	-	(103)	-
Other income, net	(438)	(608)	(1,094)	(1,090)
Total costs and expenses	184,471	173,684	316,347	292,467

Earnings Before Income Taxes	13,186	13,139	20,051	20,883

Income Taxes	4,655	4,456	6,861	7,088

Net Earnings	$8,531	$8,683	$13,190	$13,795

Net Earnings Per Common and
Common Equivalent Share:
Basic	$.31	$.32	$.48	$.50
Diluted	$.30	$.31	$.47	$.49

Weighted Average Shares and Equivalents:
Basic	27,730,296	27,489,116	27,687,806	27,431,265
Diluted	28,077,224	28,079,811	28,019,211	27,997,079

See accompanying notes.

Condensed Consolidated Statements of Cash Flows The Steak n Shake Company (Unaudited)
(Amounts in $000's)	Twenty-Eight Weeks Ended
	April 12,	April 13,
	2006	2005

Operating Activities
Net earnings	$13,190	$13,795
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,112	13,863
Deferred income tax provision (benefit)	3,514	(820)
Provision for restaurant closings	(103)	-
Loss on disposal of property and equipment	301	372
Stock-based compensation and other non-cash expense	2,271	1,445
Changes in receivables and inventories	(1,706)	(156)
Changes in other assets	(782)	87
Changes in accounts payable and accrued expenses	7,750	4,756
Net cash provided by operating activities	39,547	33,342

Investing Activities
Additions of property and equipment	(47,898)	(33,687)
Purchase of Kelley Restaurants, Inc.	-	(15,893)
Proceeds from sale of short-term investments	-	466
Proceeds from disposal of property and equipment	1,755	980
Net cash used in investing activities	(46,143)	(48,134)

Financing Activities
Principal payments on long-term debt	(1,060)	(1,124)
Proceeds from line of credit facility	9,000	-
Proceeds from equipment and property leases	700	650
Principal payments on lease obligations	(2,172)	(1,949)
Proceeds from Employee Stock Purchase Plan	1,344	1,573
Proceeds from exercise of stock options	146	381
Excess tax benefits from stock-based awards	50	-
Net cash provided by (used in) financing activities	8,008	(469)

Increase (Decrease) in Cash and Cash Equivalents	1,412	(15,261)

Cash and Cash Equivalents at Beginning of Period	3,063	25,150

Cash and Cash Equivalents at End of Period	$4,475	$9,889

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

In the opinion of the Company, all adjustments considered necessary to present fairly the consolidated statement of financial position as of April 12, 2006, and the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 12, 2006 and April 13, 2005 and cash flows for the twenty-eight weeks ended April 12, 2006 and April 13, 2005, have been included.

The consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 12, 2006 and April 13, 2005 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2005.

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

Stock-Based Compensation
    The Company maintains stock-based compensation plans which allow for the issuance of incentive stock options, non qualified stock options, and restricted stock to officers, other key employees, and to members of the Board of Directors. The Company also maintains an employee stock purchase plan that allows all eligible employees of the Company to purchase shares of stock at a discounted price. The Company generally uses treasury shares to satisfy the issuance of shares under its stock-based compensation plans.  Prior to fiscal year 2006, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations ("APB 25"). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of restricted stock had been recognized in the income statement under APB 25. Effective September 29, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("FAS 123(R)"). This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma disclosures. Compensation expense in fiscal year 2005 related to stock options and the employee stock purchase plan continues to be disclosed on a pro forma basis only. Also during the current quarter, in accordance with the modified prospective transition method, the Company eliminated its balance of Unamortized Value of Restricted Shares, which represented unrecognized compensation cost for nonvested stock awards. Financial statements for prior periods have not been restated.

    FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of FAS 123(R) was not material.

    Certain of the Company's stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service. Under FAS 123(R), awards granted after September 28, 2005 require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date. For awards granted on or before September 28, 2005, the Company accelerates compensation expense only in cases where a retirement eligible employee is expected to cease continuous service prior to an award's vesting date. If the new provisions of FAS 123(R) had been in effect for awards prior to September 28, 2005, compensation expense would not have been materially effected during the quarters and year to date periods ended April 12, 2006 and April 13, 2005, respectively.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation in fiscal year 2005.

	Sixteen weeks ended	Twenty-Eight weeks ended
	April 13	April 13,
	2005	2005

Net earnings as reported	$8,683	$13,795
Less pro forma compensation expense, net of tax	(471)	(947)
Proforma net earnings	$8,212	$12,848

Basic earnings per share as reported	$.32	$.50
Pro forma basic earnings per share	$.30	$.47

Diluted earnings per share as reported	$.31	$.49
Pro forma diluted earnings per share	$.29	$.46

   The weighted average fair value of shares granted during the quarters ended April 12, 2006 and April 13, 2005 was $5.89 and $6.75, respectively.  The Company estimates the fair value of each grant using the Black-Scholes option-pricing model.  Expected volatilities are generally based on historical volatility of the Company's stock.  The Company uses historical data to estimate the expected life and groups of employees that have similar historical behaviors are considered separately for valuation purposes.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The fair value estimates are based on the following assumptions:

	2006	2005

Risk-free interest rate	4.5%	3.7%
Dividend yield	0.0%	0.0%
Expected volatility	28.4%	38%
Expected life in years	6 years	5 years

Employee Stock Option Plans

On February 8, 2006, the shareholders of the Company approved the 2006 Employee Stock Option Plan (the "2006 Plan").  The 2006 Plan provides for the granting of up to 750,000 shares plus the number of shares that are subject to awards granted thereunder that terminate or expire or are cancelled, forfeited, exchanged or surrendered during the term of the 2006 Plan without being exercised or fully vested.  Options granted under the 2006 Plan are exercisable 25% on each anniversary date of the grant until fully exercisable.  The options expire ten years from the date of the grant with an exercise price that is equal to the fair market value of a share of common stock on the date of the grant.  Options are granted under the 2006 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors.

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

Nonemployee Director Stock Option Plans
The Company’s Nonemployee Director Stock Option Plans provide for the grant of nonqualified stock options at a price equal to the fair market value of the Common Stock on the date of the grant. Options outstanding are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire five years from the date of grant.

The following table summarizes the activity under the Company’s stock option plans:
	Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 28, 2005	1,376,426	$16.02
Granted	377,440	18.32
Exercised	(75,077)	13.20
Forfeited	(10,452)	16.49
Outstanding at April 12, 2006	1,668,337	16.53	3.34 years	$4,023

Exercisable at April 12, 2006	888,188	$15.22	2.27 years	$3,844

During the sixteen and twenty-eight weeks ended April 12, 2006, $773 ($670 net of tax) and $1,095 ($965 net of tax), respectively, were charged to expense relating to the stock option plans. The total intrinsic value of options exercised during the year to date periods ended April 12, 2006 and April 13, 2005 was $346 and $619, respectively.

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plans (the "Plans"), a maximum of 2,302,545 shares of Common Stock are available for issuance to all eligible employees of the Company as determined by the Board of Directors subject to a limitation of 150,000 shares per year. Unissued shares in any given calendar year are available to increase the annual maximum number of shares issuable in subsequent years. Employees may accrue funds to purchase shares under the Plans through payroll deductions ranging from 2% to 10% of compensation and may purchase up to a maximum fair market value of $10 or 1,000 shares per year. Shares are purchased at a 15% discount from the lesser of the share price on the first or last day of the year. There were 93,321 shares purchased under the plan during the quarter ended April 12, 2006. During the quarter and year to date periods ended April 12, 2006, $37 and $153 was charged to expense, respectively relating to the Plan.  Prior to the adoption of FAS 123(R), the Company was not required to record compensation expense for the Plan.

Capital Appreciation Plan
The 1997 Capital Appreciation Plan provides for tandem awards of Restricted Common Stock and book units of up to 1,067,187 shares and related units. These awards are restricted for a period of three years after the date of grant and are forfeited to the Company if the grantee is not employed (except for reasons of retirement, permanent disability or death) by the Company at the end of the period. The stock is valued based on the market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share of the common stock and dividends paid per share during the period, as adjusted for stock dividends/splits. The total value of the nonvested stock grant is amortized to compensation expense ratably over the three-year period.

The following table summarizes the activity under the Capital Appreciation Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at September 28, 2005	268,700	$16.30
Granted	135,500	17.57
Vested	(20,000)	10.70
Nonvested shares at April 12, 2006	384,200	$17.04

As of April 12, 2006, there was approximately $3.765 million of unrecognized compensation cost related to the issuance of nonvested stock. The cost is expected to be recognized over a weighted-average period of 1.68 years. The amount charged to expense under the Capital Appreciation Plan was $568 ($369 net of tax) and $916 ($595 net of tax) for the quarter and year to date periods ended April 12, 2006, respectively and $442 ($287 net of tax) and $757 ($492 net of tax) for the quarter and year to date periods ended April 13, 2005, respectively.

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by SFAS No. 128, Earnings Per Share:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 12,	April 13,	April 12,	April 13,
	2006	2005	2006	2005
Basic earnings per share:
Weighted average common shares	27,730,296	27,489,116	27,687,806	27,431,265

Diluted earnings per share:
Weighted average common shares	27,730,296	27,489,116	27,687,806	27,431,265
Diluted effect of share-based awards	346,928	590,695	331,405	565,814
Weighted average common and incremental shares	28,077,224	28,079,811	28,019,211	27,997,079

Number of stock options excluded from the calculation of earnings per share as the options' exercise prices were greater than the market price of the Company's common stock	362,833	32,542	407,259	77,743

Net Property and Equipment
     Net property and equipment consists of the following:
	April 12,	September 28,
(amounts in $000's)	2006	2005
Land	$181,196	$169,730
Buildings	162,546	160,066
Land and leasehold improvements	127,860	115,198
Equipment	174,370	166,593
Construction in progress	20,165	15,274
	666,137	626,861
Less accumulated depreciation and amortization	(195,553)	(187,241)
Net property and equipment	$470,584	$439,620

Assets Held for Sale
Assets held for sale consist of property and equipment related to under-performing restaurants identified for disposal, and are comprised of the following at April 12, 2006: Land and Buildings - $1,520; Land and Leasehold Improvements - $190; and Equipment - $127

Other Intangibles
    Other intangibles are comprised of the following:
(amounts in $000s)	April 12, 2006	September 28, 2005
Gross value of intangible assets subject to amortization	$2,191	$2,191
Accumulated Amortization	(553)	(452)
Intangible assets subject to amortization, net	1,638	1,739
Intangible assets with indefinite lives	340	340
Total intangible assets	$1,978	$2,079

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with the acquisition of Kelley Restaurants, Inc. ("KRI"), during fiscal 2005, and are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively.  Amortization expense for the sixteen and twenty-eight weeks ended April 12, 2006 was $58 and $101, respectively.  Amortization expense for the sixteen and twenty-eight weeks ended April 13, 2005 was $36 and $83, respectively.  Total annual amortization expense for each of the next five years is approximately $181.

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

Provision for Restaurant Closings
As September 28, 2005 the Company held six restaurants for disposal that were closed due to underperformance.  Charges were recorded to write down the properties to their estimated disposal values.  During the current quarter, one of these properties was sold  for $103 in excess of its net book value.  The Company is currently seeking buyers for the remaining five properties, all of which are classified as held for sale.  The Company is currently marketing the properties, and intends to sell the properties within the next twelve months.

Activity related to the provision for restaurant closings is as follows:

(amounts in $000’s)	Balance at September 28, 2005	Amounts Charged during 2006	Amounts Utilized (cash)during 2006	Amounts Utilized (non-cash) during 2006	Other Adjustments during 2006	Balance at April 12, 2006
Asset write-downs(1)	$4,413	$-	$-	$(395)	$(103)	$3,915
Closing costs	53	-	-	-	-	53
Total	$4,466	$-	$-	$(395)	$(103)	$3,968

(amounts in $000’s)	Balance at September 29, 2004	Amounts Charged during 2005	Amounts Utilized (cash) during 2005	Amounts Utilized (non-cash) during 2005	Other Adjustments during 2005	Balance at April 13, 2005
Asset write-downs(1)	$3,058	$(5)	$-	$-	$-	$3.053
Closing costs	24	-	(11)	-	-	13
Total	$3,082	$(5)	$(11)	$-	$-	$3,066
(1)  Amounts represent adjustments to cost basis of the assets.

Related Party Transactions
On December 15, 2005, Steak n Shake Operations, Inc. entered into an agreement to sell its Greenville, South Carolina store to Kelley Operations, Inc.  Wayne Kelley is both President of Kelley Operations, Inc. and a member of the Board of Directors of the Company.  This agreement was terminated in April 2006.

Supplemental Cash Flow Information
During the twenty-eight week period ended April 12, 2006, the Company issued 135,500 shares of restricted stock under its Capital Appreciation Plan with a market value of $2,381.  In addition, the Company entered into capital leases for equipment of $278.  During the twenty-eight week period ended April 13, 2005, the Company issued 125,500 shares of restricted stock under its Capital Appreciation Plan with a market value of $2,205.

Commitments and Contingencies
The Company is engaged in various legal proceedings and has certain unresolved claims pending.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, management of the Company believes, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in the Company's consolidated financial statements is not likely to have a material effect on its results of operations, financial position or cash flows.

Reclassifications
    Certain amounts in the fiscal 2005 financial statements have been reclassified to conform to the fiscal 2006 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000's, except share and per share data)

Overview
In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period  and which remained open through the end of the fiscal period.

Quarter Highlights:
- Total revenues increased 5.8% to $197,657 versus $186,823 for the sixteen week periods ended April 12, 2006 and April 13, 2005, respectively.
- Net earnings were $8,531, including $700 after-tax impact of adopting SFAS 123R related to expensing stock issued to employees for the quarter ended April 13, 2006.
- Same store sales decreased by 0.3% for the quarter ended April 12, 2006 versus a 4.3% increase for the quarter ended April 13, 2005.
-Diluted earnings per share were $0.30 for the sixteen week period ended April 12, 2006 compared to $0.31 for the sixteen week period ended April 13, 2005, including a $0.03 impact of adopting SFAS 123R.

During the second quarter we delivered earnings of 30 cents per share, despite same store sales that were down 0.3%. Sales were softer than expected as a result of a difficult consumer spending environment linked to higher gas prices and reduced couponing, partially offset by the introduction of Premium Topping SteakburgersTM. We anticipate challenging market conditions through the balance of this fiscal year.  We are continuing to intensify our new product innovation efforts. We are currently launching new Bits n PiecesTM  milk shakes nationally and yogurt milkshakes in Florida and will continue testing other new products over the next several months.  We are encouraged by our continued progress improving the business fundamentals associated with our strategic plan including: Market Expansion, Same Store Sales, Leaders and Associates, Margins, and Improved Operating Model.

On Market Expansion, during the second quarter we opened eight new restaurants, compared to four in the prior year second quarter. For the first half of fiscal 2006 we have opened 14 new locations, representing one of our strongest first half efforts to date. These results reflect our progress accelerating profitable expansion. In addition one franchise unit was opened during the current quarter.  We are also encouraged by the sales strength of the new stores We are opening to date with average sales between $1.6 and $1.7 million. We are encouraged by the improvements we have made in the timeliness of our new store openings and their quality as measured by guest satisfaction during the first quarter of being open.

On Same Store Sales we are currently focused on bringing more guests in with a growing pipeline of product innovation, and driving repeat business with improved service and reduced drive thru times. Our new product pipeline continues to deepen with a greater number of new products currently in various stages of evolution. This growing capability will enable us to deliver a consistent array of new products, which We recognize as a key component in driving incremental guest traffic. To support this evolution we are continuing to build cross-functional new product innovation teams and will continue to make substantial progress staffing our second and third innovation teams in the months ahead.

On Leaders and Associates We are continuing to make progress with associate turnover, which has improved to a new record low of 131%. We recently completed an in-depth associate satisfaction survey completed by over 90% of associates. This survey identifies the root causes of turnover nationally and in each restaurant. In addition, we have commissioned a team to understand the ideal associate and leader experiences and recommend substantive changes in company training and practices that further enhance the associate experience.

On Margins, we continue to make progress reducing our supply chain costs. We are making progress in a number of margin areas including procurement of key raw materials, distribution savings, and labor effectiveness.

On Improved Operating Model, we have focused on identifying changes to the current kitchen layout, equipment and key production and service processes. The focus of this team will be to ensure that new units over time deliver an even higher return on investment than current building designs over time.

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

Effective January 1, 2006, the Company began self-insuring the expected losses under its group health insurance program.  Similar to the reserves for worker's compensation, general liability and auto liability insurance, the Company determines the amount of liability based on estimated claims incurred but not reported and known claims that are scheduled to be paid.  The Company continues to work with a third party processor to handle the specific payment of individual claims.

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

Results of Operations
    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in the Company's consolidated statements of earnings for the periods indicated:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 12,	April 13,	April 12,	April 13,
	2006	2005	2006	2005
Revenues
Net sales	99.4%	99.4%	99.4%	99.3%
Franchise fees	0.6	0.6	0.6	0.7
	100.0	100.0	100.0	100.0
Costs and Expenses
Cost of sales (1)	22.7	23.2	22.8	23.4
Restaurant operating costs (1)	50.0	49.2	50.3	49.5
General and administrative	8.2	7.9	8.6	8.2
Depreciation and amortization	4.4	4.4	4.5	4.4
Marketing	4.6	4.8	4.5	4.5
Interest	1.6	2.1	1.8	2.2
Rent	2.0	1.7	1.9	1.7
Pre-opening costs	0.5	0.4	0.6	0.4
Provision for restaurant closings	(0.1)	-	-	-
Other income, net	(0.2)	(0.3)	(0.3)	(0.3)
	93.3	93.0	94.0	99.3

Earnings Before Income Taxes	6.7	7.0	6.0	6.7

Income Taxes	2.4	2.4	2.0	2.3

Net Earnings	4.3%	4.6%	3.9%	4.4%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Sixteen Weeks Ended April 12, 2006 to Sixteen Weeks Ended April 13, 2005
(Amounts in $000's)

Revenues
    Net sales increased $10,774 (5.8%) to $196,520 primarily due to the increase in Company-owned restaurants slightly offset by a decrease in same store sales.  At the end of the quarter, the Company operated 410 Company-owned restaurants compared to 389 at the end of the quarter in the previous year.  The same store sales decrease of 0.3% consists of a 4.7% increase in check average offset by a decrease in guest traffic of 5.0%. The increase in check average results primarily from a 3.1% weighted average menu price increase, change in discounts of 0.5%, and the remaining difference being attributed to mix shift.

Costs and Expenses
    Cost of sales increased $1,442 (3.3%) to $44,601 versus the same period in the prior year.  Increase in overall costs is due to an increase in revenues and overall sales.  The cost of sales as a percentage of net sales decreased to 22.7% from 23.2%, primarily as a result of lower commodity costs including chicken, bacon, and beef and the positive impact of the menu price increase.

    Restaurant operating costs increased $6,807 (7.4%) to $98,283 due to an increase in the number of new stores versus the same period in the prior year. Restaurant operating costs as a percentage of net sales increased from 49.2% to 50.0%, primarily due to higher energy costs and the timing of repairs.  Restaurant labor costs as a percentage of net sales remained fairly consistent with the prior year as a percentage of net sales.

    General and administrative expenses increased $1,591 (10.8%) to $16,303, and increased to 8.2% as a percentage of revenue compared to 7.9% in the same period in the prior year. The higher spending as a percent of revenues versus prior year was driven largely by additional stock compensation expense of $800 related to the adoption of FAS 123(R).

    Depreciation and amortization expense increased $587 (7.2%) to $8,715. The increase is attributable to the addition of twenty-one restaurants since the second quarter of the prior fiscal year. As a percentage of total revenues, depreciation and amortization expense remained consistent at 4.4%.

    Marketing expense was relatively consistent with the prior year same period with a slight increase of $195 (2.2%) to $9,154. As a percentage of revenue, marketing expense decreased to 4.6% from 4.8% in the same period in the prior year. The decrease in marketing expense as a percentage of revenue was primarily due to timing of marketing events.

    Interest expense decreased $844 (21.4%) to $3,106.  The decrease is a result of decreased net borrowings under the Company’s Senior Note Agreement as well as an increase in the amount of interest capitalized during the current period compared with the same period in the prior year due to an increase in capital expenditures.

    Rent expense increased $670 (20.9%) to $3,873 as a result of an increased number of restaurants opened since the same quarter in the prior year.  As a percentage of revenue, rent expense increased to 2.0% from 1.7% largely due from the increased number of rented units and a decline in same store sales.

    Pre-opening costs increased $272 (38.6%) to $977 as the Company was in the process of opening more restaurants in the current year versus the prior year. During the quarter, the Company opened eight new restaurants compared to four in the same period in the prior year.

    The Company recorded a gain of $103 in the provision for store closings as a result of the sale of one restaurant that had been closed during a prior year.

    Other income decreased by $170 (28.0%) to $438.  The decrease is primarily the result of a decrease in interest income.

Income Taxes
    The Company's effective income tax rate increased to 35.3% from 33.9% in the same period in the prior year primarily due to the effects of FAS 123(R).

Comparison of Twenty-eight Weeks Ended April 12, 2006 to Twenty-eight Weeks Ended April 13, 2005
(Amounts in $000's)

Revenues
    Net sales increased $23,122 (7.4%) to $334,372 primarily due to the increase in Company-owned restaurants slightly offset by a decrease in same store sales.  At the end of the period, the Company operated 410 Company-owned restaurants compared to 389 at the end of the period in the previous year.  The same store sales decrease of 0.6% consists of a 4.6% increase in check average offset by a decrease in guest traffic of 5.2%.  The increase in check average results primarily from a 3.0% weighted average menu price increase compared to the same period in the prior year. Comparison of same store sales includes thirteen weeks of KRI for both periods to ensure comparability.

Costs and Expenses
    Cost of sales increased $3,337 (4.6%) to $76,121, however the cost of sales as a percentage of net sales decreased to 22.8% from 23.4%, primarily as a result of lower commodity costs and the positive impact of the menu price increase.

    Restaurant operating costs increased $14,075 (9.1%) to $168,074 due to increase in number of new stores in the current period. Restaurant operating costs as a percentage of net sales increased from 49.5% to 50.3%, primarily due to higher energy costs and the timing of repairs.  Restaurant labor costs as a percentage of sales remained fairly consistent with the prior year as a percentage of sales.

    General and administrative expenses increased $3,233 (12.7%) to $28,775, and increased to 8.6% as a percentage of revenue compared to 8.2% in the same period in the prior year. The higher spending as a percent of revenues versus prior year was driven primarily by the recognition of $1,200 of additional stock compensation expense under SFAS 123(R).

    Depreciation and amortization expense increased $1,249 (9.0%) to $15,112. The increase is attributable to additional restaurants added since the second quarter of the prior fiscal year. As a percentage of total revenues, depreciation and amortization expense increased slightly from 4.4% to 4.5%.

    Marketing expense increased $957 (6.8%) to $15,006, and as a percentage of revenue remained consistent at 4.5%. The year to date increase over the prior year is primarily related to increased television advertising for the Halloween Milkshakes and timing of marketing events.

    Interest expense decreased $903 (13.3%) to $5,893.  The decrease is a result of decreased net borrowings under the Company’s Senior Note Agreement compared with the same period in the prior year as well as an increase in the amount of interest capitalized due to an increase in capital expenditures.

    Rent expense increased $1,147 (21.8%) to $6,407 as a result of an increased number of restaurants opened since the second quarter of the prior fiscal year.  As a percentage of revenue, rent expense increased to 1.9% to 1.7% largely due to the increased number of rented units and the decline in same store sales.

    Pre-opening costs increased $892 (70.6%) to $2,156 as the Company was in the process of opening more restaurants in the current year versus the prior year. For the twenty-eight weeks ended April 12, 2006, the Company opened fourteen new restaurants compared to seven in the same period in the prior year.

    The Company recorded a gain of $103 in the provision for store closings as a result of the sale of one restaurant that had been closed during a prior year.

Income Taxes
    The Company's effective income tax rate increased to 34.2% from 33.9% in the same period in the prior year primarily due to the effects of FAS 123(R).

Liquidity and Capital Resources
    During the twenty-eight week period ended April 12, 2006, the Company opened fourteen Company-owned Steak n Shake restaurants and three franchised restaurants.  In the twenty-eight week period ended April 13, 2005, the Company opened seven Company-owned Steak n Shake restaurants and opened one rebuilt location.  Seven new restaurants and one rebuild were under construction at the end of the current quarter.  For the twenty-eight weeks ended April 12, 2006, capital expenditures totaled $47,898 as compared to $33,687 for the same period in the prior year. In addition, the Company used $15,893 for the acquisition of KRI during the prior year second quarter.

    The Company anticipates opening at least twelve new Steak n Shake restaurants during the remainder of fiscal year 2006, for a total of at least 26 new Company-owned stores.  The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment is approximately $2,000 - $2,500. Total capital expenditures for fiscal year 2006 are estimated to be $70,000 to $80,000 which includes corporate expenditures and existing location expenditures. The Company intends to fund 2006 capital expenditures and meet other working capital needs with existing cash, anticipated cash flows from operations, proceeds received from the revolving credit facility, and other borrowing facilities.

    During the twenty-eight weeks ended April 12, 2006, cash provided by operations totaled $39,547, compared to $33,342 in the same period in the prior year. This increase in cash provided by operations is attributable primarily to changes in deferred taxes as well as increases in accounts payable and accrued expenses..  Net cash provided by financing activities for the twenty-eight weeks ended April 12, 2006,  totaled $8,008 compared to the net cash used in financing activities of $469 in the comparable prior period. This increase was due to proceeds received from build-to-suit transactions and proceeds of $9,000 from the line of credit.

    As of April 12, 2006, the Company had outstanding borrowings of $8,431 under its Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement") and $75,000 of additional borrowing capacity available. Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. In addition, the Company has one mortgage which it assumed in the KRI acquisition.  The mortgage bears interest at a fixed rate of 5% and had an outstanding balance of $764 at April 12, 2006.

    The Company has a $50,000 Revolving Credit Facility ("the Facility") that bears interest based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at the election of the Company, and matures on January 30, 2008.  Borrowings under the Facility were $9,000 at April 12, 2006.

    The Company's debt agreements contain restrictions and covenants customary for credit agreements of these types which, among other things, require the Company to maintain certain financial ratios. The Company was in compliance with all covenants under its borrowing agreements at April 12, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, the Company may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Facility bears interest at a rate based upon LIBOR plus 55 basis points or the prime rate minus 100 basis points, at the election of the Company.  Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. At April 12, 2006, a hypothetical 100 basis point increase in short-term rates would have an immaterial impact on the Company's earnings.

    The Company purchases certain food products, which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions. The Company utilizes various purchasing and contract pricing techniques to minimize volatility, but does not enter into financial derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES
     Based on an evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of April 12, 2006, in timely alerting the Company's management to material information required to be included in this Form 10-Q and other Exchange Act filings. There have been no changes in the Company's internal control over financial reporting during the quarter ended April 12, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    The following table presents a summary of share repurchases made by the Company:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 22, 2005 - January 18, 2006	--	--	--	3,000,000
January 19, 2006 - February 15, 2006	--	--	--	3,000,000
February 16, 2006- March 15, 2006	--	--	--	3,000,000
March 16, 2006 - April 12, 2006	--	--	--	3,000,000

     The share repurchase program previously authorized by the Board of Directors was announced on November 16, 2005.  The program allows for the repurchase of up to three million shares for a period of two years.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    At the Annual Meeting of The Steak n Shake Company held February 8, 2006, the following actions were undertaken:

1.  Nine directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified, as follows:

Name	Votes for	Withheld
Peter M. Dunn	24,256,810	635,036
Alan B. Gilman	24,229,414	662,432
Wayne L. Kelley	24,256,182	635,664
Charles E. Lanham	24,002,826	889,020
Ruth J. Person	24,260,433	631,413
J. Fred Risk	24,146,400	745,446
John W. Ryan	24,139,203	752,643
James Williamson, Jr.	15,858,443	9,033,403
Steven M. Schmidt	24,246,941	644,905

2.  The 2006 Employee Stock Option Plan was approved as follows:

Votes for	Votes Against/Withheld	Abstentions/Broker Non-Votes
19,332,646	1,659,012	3,900,188

3.  The 2006 Incentive Bonus Plan was approved as follows:

Votes for	Votes Against/Withheld	Abstentions
23,785,966	1,105,880	--

4.  The 2006 Employee Stock Purchase Plan was approved as follows:

Votes for	Votes Against/Withheld	Abstentions/Broker Non-Votes
20,209,416	782,242	3,900,188

5.  Deloitte and Touche, LLP was ratified as the Company's independent auditor as follows:

Votes for	Votes Against/Withheld	Abstentions
24,653,951	237,895	--

ITEM 6. EXHIBITS

Exhibits

3.1	Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 20, 2006).
10.1	2006 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2006).
10.2	2006 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2006).
10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2006).
10.4
 Amendment to Employment Agreement between Wayne Kelley and Steak n Shake Operations, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current  Report on Form 8-K dated March 24, 2006)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2006).
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer.
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2006.

THE STEAK N SHAKE COMPANY
(Registrant)

By /s/ Jeffrey A. Blade
Jeffrey A. Blade
Senior Vice President
and Chief Financial Officer