Form 10-Q
period 2006-07-05
STEAK & SHAKE CO
filed 2006-08-14
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TWELVE WEEKS ENDED JULY 5, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2).  Yes  No X.

Number of shares of Common Stock outstanding at August 1, 2006:  28,128,736

THE STEAK N SHAKE COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company (Unaudited)
(Amounts in $000s except share and per share data)
	July 5, 2006	September 28, 2005

Assets:
Current Assets
Cash and cash equivalents	$3,763	$3,063
Receivables, net	5,386	2,619
Inventories	6,942	6,367
Deferred income taxes	2,600	2,600
Assets held for sale	1,837	1,756
Other current assets	5,310	4,633
Total current assets	25,838	21,038

Net Property and Equipment	482,704	439,620
Goodwill	7,803	7,458
Other Intangible Assets, Net	1,937	2,079
Other Assets	5,798	4,462
Total assets	$524,080	$474,657
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$24,414	$21,304
Accrued expenses	34,268	30,908
Advances on line of credit	14,410	-
Current portion of long-term debt	3,940	3,940
Current portion of obligations under leases	4,171	3,896
Total current liabilities	81,203	60,048
Deferred Income Taxes	8,998	5,483
Other Long-term Liabilities	3,484	2,221
Obligations Under Leases	147,179	147,615
Long-term Debt	5,221	6,315

Commitments and Contingencies
Shareholders' Equity:
Common stock — $.50 stated value, 50,000,000 shares
authorized — shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	122,518	124,000
Retained earnings	165,720	145,215
Less: Unamortized value of restricted shares	-	(2,300)
Treasury stock — at cost: 2,204,103 shares at July 5, 2006;
2,460,026 shares at September 28, 2005	(25,409)	(29,106)
Total shareholders' equity	277,995	252,975
Total liabilities and shareholders’equity	$524,080	$474,657
See accompanying notes.

Condensed Consolidated Statements of Earnings
The Steak n Shake Company
(Unaudited)
(Amounts in 000s, except share and per share data)

	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6,
	2006	2005	2006	2005
Revenues
Net sales	$149,464	$147,057	$483,836	$458,307
Franchise fees	936	797	2,962	2,897
Total revenues	150,400	147,854	486,798	461,204

Costs and Expenses
Cost of sales	33,398	34,224	109,519	107,009
Restaurant operating costs	73,928	71,221	242,002	225,220
General and administrative	12,845	11,464	41,620	37,006
Depreciation and amortization	6,797	6,365	21,909	20,228
Marketing	6,854	6,872	21,860	20,922
Interest	2,532	2,940	8,425	9,736
Rent	2,945	2,423	9,352	7,683
Pre-opening costs	620	901	2,776	2,165
Provision for Restaurant Closings	-	-	(103)	-
Other income, net	(588)	(364)	(1,682)	(1,456)
Total costs and expenses	139,331	136,046	455,678	428,513

Earnings Before Income Taxes	11,069	11,808	31,120	32,691

Income Taxes	3,754	4,037	10,615	11,125

Net Earnings	$7,315	$7,771	$20,505	$21,566

Net Earnings Per Common and
Common Equivalent Share:
Basic	$.26	$.28	$.74	$.79
Diluted	$.26	$.28	$.73	$.77

Weighted Average Shares and Equivalents:
Basic	27,766,338	27,562,084	27,711,366	27,470,571
Diluted	28,060,885	28,102,280	28,021,871	28,028,675

See accompanying notes.

Condensed Consolidated Statements of Cash Flows The Steak n Shake Company (Unaudited)
(Amounts in $000's)	Forty Weeks Ended
	July 5,	July 6,
	2006	2005

Operating Activities
Net earnings	$20,505	$21,566
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,909	20,228
Deferred income tax provision	3,515	848
Provision for restaurant closings	(103)	-
Loss on disposal of property and equipment	674	657
Stock-based compensation and other non-cash expense	3,405	1,785
Changes in receivables and inventories	(3,342)	584
Changes in other assets	(572)	(2,122)
Changes in accounts payable and accrued expenses	6,352	6,508
Net cash provided by operating activities	52,343	50,054

Investing Activities
Additions of property and equipment	(65,798)	(45,065)
Purchase of Kelley Restaurants, Inc.	-	(15,893)
Proceeds from sale of short-term investments	-	466
Proceeds from disposal of property and equipment	1,778	980
Net cash used in investing activities	(64,020)	(59,512)

Financing Activities
Principal payments on long-term debt	(1,094)	(1,193)
Proceeds from line of credit facility	14,410	-
Proceeds from equipment and property leases	700	650
Principal payments on lease obligations	(3,119)	(2,742)
Proceeds from Employee Stock Purchase Plan	1,344	1,573
Proceeds from exercise of stock options	398	658
Repurchase of Company stock	(312)	-
Excess tax benefits from stock-based awards	50	-
Net cash provided by (used in) financing activities	12,377	(1,054)

Increase (Decrease) in Cash and Cash Equivalents	700	(10,512)

Cash and Cash Equivalents at Beginning of Period	3,063	25,150

Cash and Cash Equivalents at End of Period	$3,763	$14,638

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

In our opinion, all adjustments considered necessary to present fairly the consolidated statement of financial position as of July 5, 2006, and the consolidated statements of earnings for the twelve and forty weeks ended July 5, 2006 and July 6, 2005 and cash flows for the forty weeks ended July 5, 2006 and July 6, 2005, have been included.

The consolidated statements of earnings for the twelve and forty weeks ended July 5, 2006 and July 6, 2005 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2005.

Seasonal Aspects
We have substantial fixed costs, which do not decline as a result of a decline in sales. Our first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes as compared to the third and fourth fiscal quarters. Additionally, sales in the first and second fiscal quarters can be adversely affected by severe winter weather. We may also be negatively affected by adverse weather during the first and fourth fiscal quarters as hurricanes and tropical storms may impact the Southeastern portion of the United States, where we have a significant number of restaurants.

Stock-Based Compensation
    We maintain stock-based compensation plans which allow for the issuance of incentive stock options, non-qualified stock options, and restricted stock to officers, other key employees, and to members of the Board of Directors. We also maintain an employee stock purchase plan that allows all eligible employees to purchase shares of stock at a discounted price. We generally use treasury shares to satisfy the issuance of shares under these stock-based compensation plans.  Prior to fiscal year 2006, we accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations ("APB 25"). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of restricted stock had been recognized in the income statement under APB 25. Effective September 29, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("FAS 123(R)"). This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, we recognize compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma disclosures. Compensation expense in fiscal year 2005 related to stock options and the employee stock purchase plan continues to be disclosed on a pro forma basis only. In accordance with the modified prospective transition method, we also eliminated the balance of Unamortized Value of Restricted Shares, which represented unrecognized compensation cost for non-vested stock awards. Financial statements for prior periods have not been restated.

    FAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of FAS 123(R) was not material.

    Certain of our stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service. Under FAS 123(R), awards granted after September 28, 2005 require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date. For awards granted on or before September 28, 2005, we accelerate compensation expense only in cases where a retirement eligible employee is expected to cease continuous service prior to an award's vesting date. If the new provisions of FAS 123(R) had been in effect for awards prior to September 28, 2005, compensation expense would not have been materially affected during the quarters and year to date periods ended July 5, 2006 and July 6, 2005, respectively.

The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation in fiscal year 2005.

	Twelve weeks ended	Forty weeks ended
	July 6,	July 6,
	2005	2005

Net earnings as reported	$7,771	$21,566
Less pro forma compensation expense, net of tax	(527)	(1,518)
Pro forma net earnings	$7,244	$20,048

Basic earnings per share as reported	$.28	$.79
Pro forma basic earnings per share	$.26	$.73

Diluted earnings per share as reported	$.28	$.77
Pro forma diluted earnings per share	$.26	$.72

   The weighted average fair value of shares granted during the quarters ended July 5, 2006 and July 6, 2005 was $4.40 and $6.16, respectively.  The weighted average fair value of shares granted during the year to date periods ended July 5, 2006 and July 5, 2005 was $6.14 and $5.16, respectively.  We estimate the fair value of each grant using the Black-Scholes option-pricing model.  Expected volatilities are generally based on historical volatility of our stock.  We use historical data to estimate the expected life and groups of employees that have similar historical behaviors are considered separately for valuation purposes.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The fair value estimates are based on the following weighted average assumptions:

	2006	2005

Risk-free interest rate	4.5%	4.0%
Dividend yield	0.0%	0.0%
Expected volatility	28.0%	27%
Expected life in years	5.5 years	5 years

Employee Stock Option Plans
On February 8, 2006, our shareholders approved the 2006 Employee Stock Option Plan (the "2006 Plan").  The 2006 Plan provides for the granting of up to 750,000 shares of common stock plus the number of shares that are subject to awards granted thereunder that terminate or expire or are cancelled, forfeited, exchanged or surrendered during the term of the 2006 Plan without being exercised or fully vested.  Options granted under the 2006 Plan are exercisable 25% on each anniversary date of the grant until fully exercisable.  The options expire ten years from the date of the grant and have an exercise price that is equal to the fair market value of a share of common stock on the date of the grant.  Options are granted under the 2006 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors.

The 1997 Employee Stock Option Plan as amended (the "1997 Plan") provides for the granting of up to 1,745,313 stock options. Options granted under the 1997 Plan prior to fiscal 2006 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire either five or ten years from the date of grant and have an exercise price equal to the fair market value of the underlying stock on the date of grant. Options are granted under the 1997 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors.

 The 1995 Employee Stock Option Plan (the "1995 Plan") provides for the granting of up to 686,297 stock options. Options granted under the 1995 Plan are primarily incentive stock options exercisable on the same terms as the 1997 Plan. Options were granted under the 1995 Plan to officers and key employees selected by the Stock Option Committee.

Nonemployee Director Stock Option Plans

    Our Nonemployee Director Stock Option Plans provide for the grant of nonqualified stock options at a price equal to the fair market value of the common stock on the date of the grant. Options outstanding are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire five years from the date of grant.

The following table summarizes the activity under our stock option plans:
	Shares	Weighted Average Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 28, 2005	1,376,426	$16.02
Granted	386,616	17.74
Exercised	(108,462)	13.11
Forfeited	(21,217)	17.27
Outstanding at July 5, 2006	1,633,363	16.60	3.94 years	$949

Exercisable at July 5, 2006	880,836	$15.42	2.08 years	$889

During the twelve and forty weeks ended July 5, 2006, $387 ($334 net of tax) and $1,413 ($1,250 net of tax), respectively, were charged to expense relating to the stock option plans. The total intrinsic value of options exercised during the year to date periods ended July 5, 2006 and July 6, 2005 was $346 and $619, respectively.

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the "Plan"), a maximum of 2,302,545 shares of common stock are available for issuance to all eligible employees as determined by the Board of Directors subject to a limitation of 150,000 shares per year. Unissued shares in any given calendar year are available to increase the annual maximum number of shares issuable in subsequent years. Employees may accrue funds to purchase shares under the Plan through payroll deductions ranging from 2% to 10% of compensation and may purchase up to a maximum fair market value of $10 or 1,000 shares per year. Shares are purchased at a 15% discount from the lesser of the share price on the first or last day of the year. There were 93,309 shares purchased under the Plan during the year to date period ended July 5, 2006.  During the quarter and year to date periods ended July 5, 2006, $132 and $285 was charged to expense, respectively relating to the Plan.  Prior to the adoption of FAS 123(R), we were not required to record compensation expense for the Plan.

Capital Appreciation Plan
The 1997 Capital Appreciation Plan provides for tandem awards of restricted common stock and book units of up to 1,067,187 shares and related units. These awards are restricted for a period of three years after the date of grant and are forfeited to us if the grantee is not employed (except for reasons of retirement, permanent disability or death) by us at the end of the period. The stock is valued based on the market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share of the common stock and dividends paid per share during the period, as adjusted for stock dividends/splits. The total value of the nonvested stock grant is amortized to compensation expense ratably over the three-year period.

The following table summarizes the activity under the Capital Appreciation Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at September 28, 2005	268,700	$16.30
Granted	135,500	17.57
Forfeitures	(7,000)	16.20
Vested	(20,000)	10.70
Nonvested shares at July 5, 2006	377,200	$17.05

As of July 5, 2006, there was approximately $3,200 of unrecognized compensation cost related to the issuance of nonvested stock. The cost is expected to be recognized over a weighted-average period of 1.47 years. The amount charged to expense under the Capital Appreciation Plan was $532 ($351 net of tax) and $1,414 ($933 net of tax) for the quarter and year to date periods ended July 5, 2006, respectively and $338 ($223 net of tax) and $1,097 ($724 net of tax) for the quarter and year to date periods ended July 6, 2005, respectively.

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by SFAS No. 128, Earnings Per Share:

	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6,
	2006	2005	2006	2005
Basic earnings per share:
Weighted average common shares	27,766,338	27,562,084	27,711,366	27,470,571

Diluted earnings per share:
Weighted average common shares	27,766,338	27,562,084	27,711,366	27,470,571
Diluted effect of share-based awards	294,547	540,196	310,505	558,104
Weighted average common and incremental shares	28,060,885	28,102,280	28,021,871	28,028,675

Number of stock options excluded from the calculation of earnings per share as the options' exercise prices were greater than the market price of the common stock	1,038,989	58,742	448,729	113,091

Net Property and Equipment
     Net property and equipment consists of the following:
	July 5,	September 28,
(amounts in $000's)	2006	2005
Land	$185,848	$169,730
Buildings	165,915	160,066
Land and leasehold improvements	132,525	115,198
Equipment	177,564	166,593
Construction in progress	15,064	15,274
	676,916	626,861
Less accumulated depreciation and amortization	(194,212)	(187,241)
Net property and equipment	$482,704	$439,620

Assets Held for Sale
Assets held for sale consist of property and equipment related to under-performing restaurants identified for disposal, and are comprised of the following at July 5, 2006: Land and Buildings - $1,520; Land and Leasehold Improvements - $190; and Equipment - $127.

Other Intangibles
    Other intangibles are comprised of the following:
(amounts in $000s)	July 5, 2006	September 28, 2005
Gross value of intangible assets subject to amortization	$2,191	$2,191
Accumulated Amortization	(594)	(452)
Intangible assets subject to amortization, net	1,597	1,739
Intangible assets with indefinite lives	340	340
Total intangible assets	$1,937	$2,079

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with the acquisition of Kelley Restaurants, Inc. ("KRI"), during fiscal 2005, and are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively.  Amortization expense for the twelve and forty weeks ended July 5, 2006 was $41 and $142, respectively.  Amortization expense for the twelve and forty weeks ended July 6, 2005 was $42 and $125, respectively.  Total annual amortization expense for each of the next five years is approximately $181.

Intangible assets with indefinite lives consist of reacquired franchise rights acquired in connection with the acquisition of KRI during fiscal 2005 and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, "Accounting for Pre-existing Relationships between the Parties to a Business Combination" ("EITF 04-1").

Kelley Restaurants Acquisition
On December 29, 2004, we acquired KRI for $16,082.  KRI operated 17 Steak n Shake restaurants in Atlanta, Georgia and Charlotte, North Carolina.  The President of KRI is a member of our board of directors.

The transaction was accounted for using the purchase method of accounting as required by SFAS 141, "Business Combinations." The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation of the purchase price to specific assets and liabilities was based on the fair value of the assets and liabilities acquired.  Based on the final purchase price allocation, the following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date.

(amounts in 000's)
Current assets	$617
Property and equipment	21,660
Goodwill	7,803
Intangible assets	1,051
Other assets	46

Total assets acquired	31,177

Current liabilities	3,723
Deferred income taxes	925
Obligations under lease	6,486
Long-term debt	3,961

Total liabilities assumed	15,095

Net assets acquired	$16,082

Provision for Restaurant Closings

At September 28, 2005, we held six restaurants for disposal that were closed due to underperformance.  During the current year, one of these properties was sold  for $103 in excess of its net book value.  We are currently seeking buyers for the remaining five properties, all of which are classified as held for sale.  We are currently marketing the properties, and intend to sell the properties within the next twelve months.

Activity related to the provision for restaurant closings is as follows:

(amounts in $000’s)	Balance at September 28, 2005	Amounts Charged during 2006	Amounts Utilized (cash)during 2006	Amounts Utilized (non-cash) during 2006	Other Adjustments during 2006	Balance at July 5, 2006
Asset write-downs(1)	$4,413	$-	$-	$(395)	$(103)	$3,915
Closing costs	53	-	-	-	-	53
Total	$4,466	$-	$-	$(395)	$(103)	$3,968

(amounts in $000’s)	Balance at September 29, 2004	Amounts Charged during 2005	Amounts Utilized (cash) during 2005	Amounts Utilized (non-cash) during 2005	Other Adjustments during 2005	Balance at July 6, 2005
Asset write-downs(1)	$3,058	$-	$-	$(5)	$-	$3,053
Closing costs	24	-	(11)	-	-	13
Total	$3,082	$-	$(11)	$(5)	$-	$3,066
(1)  Amounts represent adjustments to cost basis of the assets.

Supplemental Cash Flow Information
During the forty week period ended July 5, 2006, we issued 135,500 shares of restricted stock under its Capital Appreciation Plan with a market value of $2,381.  In addition, we entered into capital leases of $2,258.  During the forty week period ended July 6, 2005, we issued 133,500 shares of restricted stock under its Capital Appreciation Plan with a market value of $2,356.

Commitments and Contingencies
We are engaged in various legal proceedings and has certain unresolved claims pending.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, management believes, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in the consolidated financial statements is not likely to have a material effect on its results of operations, financial position or cash flows.

Reclassifications
    Certain amounts in the fiscal 2005 financial statements have been reclassified to conform to the fiscal 2006 presentation.

Subsequent Event
On July 6, 2006, we acquired the assets of Creative Restaurants, Inc for $9,500.  The acquisition included eight Steak n Shake restaurants, located in the Louisville, Kentucky market.   The acquisition is not considered significant to the financial statements.

Share Repurchase
During the current quarter, we repurchased a total of 20,400 shares of the common stock as under our share repurchase program.  We used cash generated from operations to purchase the shares for $312.   This is the first time that we repurchased stock through this program which was approved by the Board of Directors in fiscal 2005.  Additional share purchases, if any, will be made in such amounts and at such times as deemed appropriate based upon prevailing market and business conditions.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  This Interpretation requires that we recognize in our financial statements, the impact of a tax positions, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The accounting provisions of FIN 48 will be effective for us beginning in fiscal 2008.  We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3").  The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer.  EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented.  EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006.  The adoption of EITF 06-3 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000's, except share and per share data)

Overview
In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period  and which remained open through the end of the fiscal period.

Quarter Highlights:
- Total revenues increased $2,546 or 1.7% to $150,400 for the twelve weeks ended July 5, 2006 as compared to the same period in the prior year.
- Net earnings were $7,315, including $517 after-tax impact of adopting SFAS 123R related to expensing stock based compensation, versus $7,771 reported in the prior year before the adoption of SFAS 123R.
- Same store sales decreased by 3.9% for the quarter.  This decrease was due to an 7.9% decrease in guest counts offset by a 4.0% increase in the average guest expenditure.
- Diluted earnings per share were $0.26 for the twelve week period ended July 5, 2006 compared to $0.28 per share in the prior year, the current year is impacted by $0.02 per share amount due to the adoption of SFAS 123R.
- During the quarter, we opened five new company-owned restaurants in three states, and two franchised units.

On Market Expansion, during the third quarter we opened five new restaurants, compared to six in the prior year third quarter. During the first three quarters of fiscal 2006 we have opened 19 new locations. In addition, two franchise units were opened during the current quarter.  We are encouraged by the improvements we have made in the timeliness of our new store openings and their quality as measured by guest satisfaction during the first quarter of operation.

On Same Store Sales, we are focused on attracting more guests with a growing pipeline of product innovation, and driving repeat business with improved service and reduced drive thru times.  Our new product pipeline continues to deepen with a greater number of new products currently in various stages of development. This growing capability will enable us to deliver a consistent array of new products, which we recognize as a key component in driving incremental guest traffic. To support this evolution, we are continuing to build cross-functional new product innovation capabilities.

On Leaders and Associates, we are continuing to make progress with associate turnover, which has improved to a new record low of 129%. We recently completed an in-depth associate satisfaction survey completed by over 90% of associates. This survey seeks to identify the root causes of turnover nationally and in each restaurant. In addition, we have commissioned a team to understand the ideal associate and leader experiences and recommend substantive changes in company training and practices that further enhance the associate experience.

On Margins, we continue to make progress reducing our supply chain costs.  During the current quarter, we were able to reduce cost of sales as a percentage of net sales by 1% over the prior year same quarter due to lower commodity prices and food cost control initiatives.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use its judgment to make estimates and assumptions that can have a material impact on the results of operations and reported amounts of assets and liabilities. We evaluate our assumptions and estimates on an ongoing basis based on historical experience and various other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

    We believe that, of our significant accounting policies, the following policies involve a higher degree of risk, judgement and/or complexity.

Impairment of Long-lived Assets
We review our restaurants for impairment on a restaurant-by-restaurant basis when events or circumstances indicate a possible impairment. We test for impairment by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total estimated future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss is recognized in earnings. Because depreciation and amortization expense is based upon useful lives of assets and the net salvage value at the end of their lives, significant judgment is required in estimating this expense. Additionally, the future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were to be sold, and other financial and economic assumptions. Accordingly, management believes that accounting estimates related to long-lived assets are critical.

Insurance Reserves
We self-insure a significant portion of expected losses under its workers' compensation, general liability, and auto liability insurance programs. We purchase reinsurance for individual and aggregate claims that exceed predetermined limits. We record a liability for all unresolved claims and our  estimate of incurred but not reported ("IBNR") claims at the anticipated cost to us. The liability estimate is based on information received from insurance companies, combined with management's judgments regarding frequency and severity of claims, claims development history, and settlement practices. Significant judgment is required to estimate IBNR claims as parties have yet to assert a claim and therefore the degree to which injuries have been incurred, and the related costs, have not yet been determined. Additionally, estimates about future costs involve significant judgment regarding legislation, case jurisdictions and other matters. Accordingly, management believes that estimates related to self-insurance reserves are critical.

Effective January 1, 2006, we began self-insuring the expected losses under our group health insurance program.  Similar to the reserves for worker's compensation, general liability and auto liability insurance, we determine the amount of liability based on estimated claims incurred but not reported and known claims that are scheduled to be paid.  We continue to work with a third party processor to handle the specific payment of individual claims.

Income Taxes
    We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Management records deferred tax assets to the extent it believes there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, management would record a valuation allowance against the unrealizable amount, and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. Management must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, management believes estimates related to income taxes are critical.

Goodwill and Other Intangible Assets
    We evaluate goodwill and other indefinite life intangible assets annually, or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts an impairment loss is recognized. The methods used to estimate fair value include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance.  The future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, and other financial and economic assumptions. Accordingly, management believes that accounting estimates related to goodwill and other intangible assets are critical.

Leases
    We lease certain properties under operating leases. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. We use a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the rent commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take access to the property.  As the assumptions inherent in determining lease commencement and lease expiration dates and other related complexities of accounting for leases involve significant judgement, management has determined lease accounting is critical.

Results of Operations
    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in our consolidated statements of earnings for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	July 5,	July 6,	July 5,	July 6 ,
	2006	2005	2006	2005
Revenues
Net sales	99.4%	99.5%	99.4%	99.4%
Franchise fees	0.6	0.5	0.6	0.6
	100.0	100.0	100.0	100.0
Costs and Expenses
Cost of sales (1)	22.3	23.3	22.6	23.3
Restaurant operating costs (1)	49.5	48.4	50.0	49.1
General and administrative	8.5	7.8	8.5	8.0
Depreciation and amortization	4.5	4.3	4.5	4.4
Marketing	4.6	4.6	4.5	4.5
Interest	1.7	2.0	1.7	2.1
Rent	2.0	1.6	1.9	1.7
Pre-opening costs	0.4	0.6	0.6	0.5
Provision for restaurant closings	-	-	-	-
Other income, net	(0.4)	(0.2)	(0.3)	(0.3)
	92.6	92.0	93.6	92.9

Earnings Before Income Taxes	7.4	8.0	6.4	7.1

Income Taxes	2.5	2.7	2.2	2.4

Net Earnings	4.9%	5.3%	4.2%	4.7%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended July 5, 2006 to Twelve Weeks Ended July 6, 2005
(Amounts in $000's)

Revenues
    Net sales increased $2,407 (1.6%) to $149,464 primarily due to the increase in the number of Company-owned restaurants offset by a decrease in same store sales.   The same store sales decrease of 3.9% consisted of a 4.0% increase in check average offset by a decrease in guest traffic of 7.9%. The increase in check average results primarily from a 2.6% weighted average menu price increase and the remaining difference being attributed to a shift in the mix of products sold.  At the end of the current quarter, we operated 415 Company-owned units and 54 franchised units, as compared to 393 Company-owned units and 45 franchised units as of July 6, 2005.

Costs and Expenses
    Cost of sales decreased $826 (2.4%) to $33,398 versus the same period in the prior year.  The decrease in overall costs was due to decreases in commodity prices.  The cost of sales as a percentage of net sales decreased to 22.3% from 23.3%, primarily as a result of lower commodity costs including chicken, beef, and cheese and the positive impact of the menu price increase.

    Restaurant operating costs increased $2,707 (3.8%) to $73,928 due to an increase in the number of new stores opened versus the same period in the prior year. Restaurant operating costs as a percentage of net sales increased from 48.4% to 49.5%, primarily due to higher benefit and energy costs.  Restaurant labor increased 3.1% compared with the prior year and increased from 35.4 to 35.9 as a percent of net sales.

    General and administrative expenses increased $1,381 (12.0%) to $12,845, and increased to 8.5% as a percentage of revenue compared to 7.8% in the same period in the prior year. The higher expense as a percent of revenues versus prior year was driven largely by additional stock compensation expense of $550 related to the adoption of FAS 123(R) and increases in benefit costs.

    Depreciation and amortization expense increased $432 (6.8%) to $6,797. The increase is attributable to the addition of twenty-two Company-owned restaurants since the third quarter of the prior fiscal year. As a percentage of total revenues, depreciation and amortization expense increased to 4.5% from 4.3%.

    Marketing expense was relatively consistent with the prior year same period with a slight decrease of $18 (0.3%) to $6,854. As a percentage of revenue, marketing expense remained consistent at 4.6%.

    Interest expense decreased $408 (13.9%) to $2,532.  The decrease is a result of decreased net borrowings under our Senior Note Agreement as well as an increase in the amount of interest capitalized during the current period compared with the same period in the prior year due to an increase in capital expenditures.

    Rent expense increased $522 (21.5%) to $2,945 as a result of an increased number of restaurants opened since the same quarter in the prior year.  As a percentage of revenue, rent expense increased to 2.0% from 1.6% primarily due to an increased number of leased units and a decline in same store sales.

    Pre-opening costs decreased $281 (31.2%) to $620 due largely to the timing of our opening schedule in the prior year. During the quarter, we opened five new restaurants compared to four in the same period in the prior year.

    Other income increased by $224 (61.5%) to $588.  The increase is primarily the result of a increase in interest income onour non-qualified deferred compensation plan (note that this amount is gross as there is additional expense in General and administrative for the same amount).

Income Taxes
    Our effective income tax rate decreased to 33.9% from 34.2% in the same period in the prior year.

Comparison of Forty Weeks Ended July 5, 2006 to Forty Weeks Ended July 6, 2005

(Amounts in $000's)

Revenues
    Net sales increased $25,529 (5.6%) to $483,836 primarily due to the increase in Company-owned restaurants slightly offset by a decrease in same store sales.  At the end of the period, we operated 415 Company-owned restaurants compared to 393 at the end of the period in the previous year.  The same store sales decrease of 1.7% consists of a 4.4% increase in check average offset by a decrease in guest traffic of 6.1%.  The increase in check average resulted primarily from a 2.9% weighted average menu price increase compared to the same period in the prior year.

Costs and Expenses
    Cost of sales increased $2,510 (2.3%) to $109,519, however the cost of sales as a percentage of net sales decreased to 22.6% from 23.3%, primarily as a result of lower commodity costs and the positive impact of the menu price increase.

    Restaurant operating costs increased $16,782 (7.5%) to $242,002 due to increase in number of new stores opened in the current period. Restaurant operating costs as a percentage of net sales increased from 49.1% to 50.0%, primarily due to higher energy costs and the timing of repairs.  Restaurant labor costs as a percentage of net sales remained fairly consistent with the prior year as a percentage of net sales.

    General and administrative expenses increased $4,614 (12.5%) to $41,620, and increased to 8.5% as a percentage of revenue compared to 8.0% in the same period in the prior year. The higher expense as a percent of revenues versus prior year was driven primarily by the recognition of approximately $1,700 of additional stock compensation expense under SFAS 123(R) as well as increases in benefit expenses.

    Depreciation and amortization expense increased $1,681 (8.3%) to $21,909. The increase is attributable to additional restaurants added since the third quarter of the prior fiscal year. As a percentage of total revenues, depreciation and amortization increased slightly to 4.5% from 4.4%.

    Marketing expense increased $938 (4.5%) to $21,860, and as a percentage of revenue remained consistent at 4.5%. The year to date increase over the prior year is primarily related to an increase in incremental marketing expenses related to operating the restaurants from the KRI acquisition for the full three quarters of the current year compared to two quarters of the prior year as well as increased spending for launch of new products.

    Interest expense decreased $1,311 (13.5%) to $8,425.  The decrease is a result of decreased net borrowings under our Senior Note Agreement compared with the same period in the prior year as well as an increase in the amount of interest capitalized due to an increase in capital expenditures.

    Rent expense increased $1,669 (21.7%) to $9,352 as a result of an increased number of restaurants opened since the third quarter of the prior fiscal year.  As a percentage of revenue, rent expense increased to 1.9% from 1.7% largely due to the increased number of rented units and the decline in same store sales.

    Pre-opening costs increased $611 (28.2%) to $2,776 as we were in the process of opening more restaurants in the current year versus the prior year. For the forty weeks ended July 5, 2006, we opened nineteen new restaurants compared to eleven in the same period in the prior year.

    We recorded a gain of $103 in the provision for store closings as a result of the sale of one restaurant that had been closed during a prior year.

Income Taxes
    Our effective income tax rate increased slightly to 34.1% from 34.0% in the same period in the prior year.

Liquidity and Capital Resources
    During the forty week period ended July 5, 2006, we opened nineteen Company-owned Steak n Shake restaurants, five franchised restaurants and rebuilt two locations.  In the forty week period ended July 6, 2005, we opened eleven Company-owned Steak n Shake restaurants and opened one rebuilt location.  Eight new restaurants were under construction at the end of the current quarter.  For the forty weeks ended July 5, 2006, capital expenditures totaled $65,798 as compared to $45,065 for the same period in the prior year.

    We anticipate opening at least seven new Steak n Shake restaurants during the remainder of fiscal year 2006, for a total of at least 26 new Company-owned stores.  The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment is approximately $2,000 - $2,500. Total capital expenditures for fiscal year 2006 are estimated to be $70,000 to $80,000 which includes corporate expenditures and existing location expenditures. We intend to fund 2006 capital expenditures and meet other working capital needs with existing cash, anticipated cash flows from operations, proceeds received from the revolving credit facility, and other borrowing facilities.

   During the forty weeks ended July 5, 2006, cash provided by operations totaled $52,343, compared to $50,054 in the same period in the prior year. This increase in cash provided by operations is attributable primarily to changes in deferred taxes and non-cash compensation expense offset by increases in inventory and receivable balances.  Net cash provided by financing activities for the forty weeks ended July 5, 2006,  totaled $12,377 compared to the net cash used in financing activities of $1,054 in the comparable prior period. This increase was primarily due to proceeds proceeds of $14,410 from the revolving credit facility.

    As of July 5, 2006, we had outstanding borrowings of $8,431 under our Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement") and $75,000 of additional borrowing capacity available. Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. In addition, we have one mortgage which was assumed in the KRI acquisition.  The mortgage bears interest at a fixed rate of 5% and had an outstanding balance of $730 at July 5, 2006.

    We have a $50,000 Revolving Credit Facility ("the Facility") that bears interest based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at our election, and the Facility matures on January 30, 2008.  Borrowings under the Facility were $14,410 at July 5, 2006.

    Our debt agreements contain restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios. We were in compliance with all covenants under our borrowing agreements at July 5, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  This Interpretation requires that we recognize in our financial statements, the impact of a tax positions, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The accounting provisions of FIN 48 will be effective for us beginning in fiscal 2008.  We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3").  The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer.  EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented.  EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006.  The adoption of EITF 06-3 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Effects of Governmental Regulations and Inflation
    Most of our employees are paid hourly rates related to federal and state minimum wage laws. Any increase in the legal minimum wage would directly increase our operating costs. We are also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase their operating costs. In addition, we are subject to franchise registration requirements and certain related federal and state laws regarding franchise operations. Any changes in these laws could affect our ability to attract and retain franchisees.

    Inflation in food, labor, fringe benefits, and other operating costs directly affects our operations. Our results of operations have not been significantly affected by inflation in the recent past.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Our primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, we may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Facility bears interest at a rate based upon LIBOR plus 55 basis points or the prime rate minus 100 basis points, at our election.  Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. At July 5, 2006, a hypothetical 100 basis point increase in short-term rates would have an immaterial impact on our earnings.

    We purchase certain food products, which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions. We utilize various purchasing and contract pricing techniques to minimize volatility, but do not enter into financial derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES
     Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 5, 2006, in timely alerting management to material information required to be included in this Form 10-Q and other Exchange Act filings. There have been no changes in our internal control over financial reporting during the quarter ended July 5, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    The following table presents a summary of share repurchases made by us:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 13, 2006 - May 10, 2006	--	--	--	3,000,000
May 11, 2006 - June 7, 2006	--	--	--	3,000,000
June 8, 2006 - July 5, 2006	20,400	15.26	20,400	2,979,600

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

THE STEAK N SHAKE COMPANY
(Registrant)

By /s/ Jeffrey A. Blade
Jeffrey A. Blade
Senior Vice President
and Chief Financial Officer