Form 10-K
period 2006-09-27
STEAK & SHAKE CO
filed 2006-12-11
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2006

Commission file number 0-8445
THE STEAK N SHAKE COMPANY (Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
..

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (see definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).
Large accelerated filer  __     Accelerated Filer _X_       Non Accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act rule 12b-2). Yes  No X

The aggregate market value of Common Stock held by persons not "affiliated" with the registrant, based on the closing price of the Common Stock at April 12, 2006, was approximately $445,658,513 based on the closing stock price of $17.03 per share on that day.

The number of shares of Common Stock outstanding at December 4, 2006 was 28,203,032.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders of Registrant are incorporated by reference into Part III.

The Steak n Shake Company
Form 10-K
Year ended September 27, 2006

PART I.

ITEM 1.  BUSINESS

General

The Steak n Shake Company ("Steak n Shake" or the "Company") is engaged primarily in the ownership, operation and franchising of Steak n Shake restaurants. Founded in 1934 in Normal, Illinois, Steak n Shake is one of the oldest restaurant chains in the country. As of September 27, 2006, we had 429 Company-owned restaurants and 48 franchised restaurants, located in 19 states. Steak n Shake restaurants are generally open 24 hours a day, seven days a week, and in addition to the core menu, offer a breakfast menu during breakfast hours. Lunch and dinner sales account for approximately 37% and 46% of sales, respectively, while breakfast and late night sales account for 6% and 11% of sales, respectively.

Our fiscal year ends on the last Wednesday in September. Accordingly, every five or six years, our fiscal year contains fifty-three weeks. Fiscal years 2006 and 2005 contained fifty-two weeks, while fiscal year 2004 contained fifty-three weeks. Our first, third, and fourth quarters contain twelve weeks and the second quarter contains sixteen weeks (except in fiscal years when there are fifty-three weeks, in which case the fourth quarter contains thirteen weeks).

The Steak n Shake Concept

We strive to be the best restaurant in the world at providing guests a genuine, classic community diner experience with STEAKBURGER™ sandwiches and hand-dipped milk shakes. We occupy a distinct niche in the restaurant industry by offering full-service dining with counter and dining room seating, as well as drive-thru and carryout service. Counter and dining room sales represent approximately sixty-percent of the sales mix, while sales for off-premises dining represent approximately forty-percent of the sales mix. Unlike some fast-food restaurants, all Steak n Shake food is freshly prepared, cooked-to-order in view of the guest, and served promptly on china with flatware and glassware by a friendly team of wait staff. Our prices are generally less than most casual dining and family-style concepts, with an average check of approximately $6.90 per person. The average check during the peak lunch and dinner hours is approximately $6.90 and $7.20, respectively.

We believe that Steak n Shake offers more compelling value and core menu items with a higher level of quality than competing fast food chains. Our menu continues to feature core items that include STEAKBURGER™ sandwiches, thin and crispy french fries and hand-dipped milk shakes. We believe that our focus on certain menu items has allowed us to serve consistent, high-quality food that has built brand loyalty with our guests. Menu items are prepared in accordance with our strict specifications using high-quality ingredients including 100% pure U.S. beef, with cuts of T-bone, strip and sirloin steak, in our STEAKBURGER™ sandwiches.

Over the years, we have responded to changing guest tastes by providing greater menu variety without losing our focus or guest appeal. During the current year, new menu offerings included five varieties of Premium Topping Steakburger™ Sandwiches. These new steakburgers have provided more choices than our traditional Steakburger™ sandwiches. We have also added new Bits n Pieces™ Milk Shakes in the current year. These included bits and pieces of candies mixed into our traditional hand-dipped milkshakes.  Candy choices include M&M®'s, chocolate peanut butter candies, cookie dough, and cookies and cream pieces.  In addition to these new menu items that we have been launching Company wide, we are also testing other new items including Frozen Yogurt and Fruit n Frozen Yogurt Milk Shakes in select markets.

Expanding the Concept

Accelerating the Company's growth into both new and existing trade areas has been a focus in recent years. During fiscal year 2006, we opened twenty-six new Company-owned units and six new franchise units.  The new Company-owned units were built in existing markets, with franchise openings aiding in growth in current markets and new markets as well. This level of expansion has allowed us to build field organizational quality and stability while focusing on improving each and every guest experience through hospitality initiatives; improving depth in the field organization through improved recruitment and higher retention; enhancing training and staff development; and aggressively marketing the brand through differentiation. We currently expects to expand our growth by opening approximately fifteen Company-owned Steak n Shake restaurants in fiscal year 2007. The actual number of openings will depend on many factors, including the ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit and train restaurant management and hourly associates.

During our current fiscal fourth quarter, we acquired eight franchised restaurants from Creative Restaurants, Inc. ("CRI") a former franchisee. These restaurants were all well established restaurants primarily in the Louisville, Kentucky area.  Similarly, we purchased 17 restaurants owned by Kelley Restaurants, Inc. ("KRI") in fiscal 2005.  These restaurants were located in the Atlanta, Georgia and Charlotte, North Carolina markets.   The purchase of franchised restaurants allows us to build on the success achieved by our franchisees while giving us the opportunity to further develop the markets in which these restaurants are located.

Because the site selection process is critical to the success of our restaurants, our senior management devotes significant time and resources to analyzing each prospective site. We consider a variety of factors in the site selection process, including local market demographics, site visibility and accessibility, highway interchanges and proximity to significant generators of potential guests, such as major retailers, housing communities and businesses. During fiscal 2006, we have begun utilizing a new site selection tool. Thompson MapInfo allows us to be much more analytic in our real estate site selections. This site selection tool provides a more sophisticated view of the sales potential for each prospective site as well as insight into markets around the country. In 2007 and beyond, we will continue to prioritize and select markets and individual sites for both Company-owned and franchise expansion.

Our Strategic Plan

During fiscal 2006, we unveiled our strategic plan for growth. While our growth plan is divided into 3 phases that build upon the previous phase, the strategic plan is centered around five key goals:  Inspired Associates, Delighted Guests, Empowering Leaders, Process Excellence and Market Expansion. During 2007, the major focus of resources will be on Delighted Guests, with the goal of improving guest counts. As it relates to Delighted Guests, the first major initiative is called "The Guest Winning Promise.” This initiative will explore a series of options for optimizing each element of the Steak 'n Shake guest experience including: building exterior design, interior atmosphere, dine-in & drive-thru menu, service execution, and point of sale system optimization. The intent is to be deliberate about every aspect of the Steak n Shake concept at a level of detail and understanding we have never completed before. We believe it is essential to ensure that our concept continues to have great consumer relevance while operating in the most efficient and effective manner possible.

While Delighted Guests will be our main focus in fiscal 2007, other initiatives will receive attention as well. For example, relative to Inspired Associates, we will begin a project called "The Associate Winning Promise." The goal of this project is to further understand the characteristics of those associates who most consistently delight our guests and find great satisfaction working at Steak 'n Shake. This will provide important insights about how best to attract, develop and retain these valued associates. We plan to begin testing and implementing the best ideas that arise from this research during 2007.

Strengthening the Foundation

In 2007, we expect to accelerate progress on field execution in a systematic manner. During 2006, we identified three key measures which correlate most highly with our same store sales success: change in drive-through speed, guest satisfaction in the dining room, and associate turnover. We have classified all restaurants into five quintiles based on their performance against these measures which we have labeled A (best) to E (worst). During 2007, we intend to make significant progress moving every “E-B” restaurant up at least one tier by working to address the issues affecting these under-performing units.

Restaurant Locations

The following table lists the locations of the 477 Steak n Shake restaurants, including 48 franchised units, as of September 27, 2006:

	Company-Owned	Franchised	Total
Alabama	6	-	6
Arkansas	-	1	1
Florida	83	-	83
Georgia	23	3	26
Illinois	62	6	68
Indiana	67	3	70
Iowa	4	-	4
Kansas	4	-	4
Kentucky	15	-	15
Michigan	21	-	21
Mississippi	-	1	1
Missouri	44	14	58
North Carolina	4	6	10
Ohio	63	-	63
Oklahoma	-	4	4
Pennsylvania	5	-	5
South Carolina	2	1	3
Tennessee	8	9	17
Texas	18	-	18
	_____	_____	_____
Total	429	48	477

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

Guest Satisfaction and Quality Control

Our reputation and guest loyalty have been earned through the consistent quality of the dining experience we provide to our guests. Our future success depends on our associates' consistent commitment to exceeding the guests' expectations.  This commitment is monitored at Company-owned units through the use of guest comment cards, guest satisfaction surveys, a mystery shopping program, frequent on-site visits and formal inspections by management and training personnel. Franchised restaurants are monitored through periodic inspections by the Company's franchise field operations personnel, guest satisfaction surveys, and a mystery shopping program, in addition to their own internal management oversight procedures. These guest satisfaction measurement tools provide data for both continuing and improving our excellence in customer service.

Purchasing and Distribution Center Operations

We operate one distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce and dairy products) and restaurant supplies are delivered to 108 Company-owned and 9 franchised restaurants. The restaurants served by the distribution center are located in parts of the Midwest (primarily in Illinois, Missouri, Iowa and Wisconsin). Our semi-trailers handle refrigerated products, frozen products and dry goods in the same delivery trip. The restaurants that are not serviced by the distribution center obtain Company-approved food products and supplies from two separate independent distributors; one with locations in Orlando, Florida and Pryor, Oklahoma, and the other with a location in Zanesville, Ohio.

Purchases are negotiated centrally for most food and beverage products and supplies to ensure uniform quality, adequate quantities and competitive prices. Short-term forward buying contracts are utilized to facilitate the availability of products that meet our specifications and to lessen our exposure to fluctuating prices. Food and supply items undergo ongoing research, development and testing in an effort to maintain the highest quality products and to be responsive to changing consumer tastes.

Branding

Our marketing thrust is driven by new product news and is directed towards building brand loyalty and increasing purchase frequency.  Marketing platforms are product benefit directed and explain why Steak n Shake is superior to fast food alternatives by using a fun, irreverent, tongue-in-cheek approach in our advertising campaigns. This "voice of the restaurant" defines our brand personality. By coupling this branding approach with real consumer benefits, existing guests are encouraged to visit more often and new guests are encouraged to give our concept a try. Television and radio, outdoor billboards, and coupon inserts are our key areas of focus in advertising.

Franchising

We designed our franchising program to extend the Company's brand name recognition to areas where we have no current development plans, and to derive additional revenues without substantial investment. Our expansion plans include selectively seeking new franchisees to help grow the Steak n Shake brand, along with expanding relationships with current franchisees.

Franchisees undergo a selection process supervised by the Vice President, Franchising, and require final approval by senior management. We typically seek franchisees with the financial resources necessary to fund successful development and significant experience in the restaurant/retail business. We assist franchisees with both the development and ongoing operation of their restaurants. Our management personnel assist with site selection, approve all restaurant sites and provide franchisees with prototype plans and construction support and specifications for their restaurants. Our staff provides both on-site and off-site instruction to franchised restaurant management associates.

All franchised restaurants are required to serve only Steak n Shake approved menu items.  Access to services such as our distribution center and point-of-sale system enables franchisees to benefit from our purchasing power and assists us in monitoring compliance with our quality standards and specifications.

The standard Steak n Shake unit franchise agreement has an initial term of 20 years. Among other obligations, the agreement requires franchisees to pay an initial franchise fee of $40,000 for the first restaurant in a market, $35,000 for the second unit, and $30,000 for each subsequent unit, and a continuing royalty fee and service fee both based on gross receipts. The standard franchise agreement also requires the franchisee to pay 5% of gross sales for advertising.  For more information on franchising opportunities, visit our website at www.steaknshake.com/franchise.

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

Employees

As of September 27, 2006, we employed approximately 23,000 associates, of which approximately two-thirds were part-time hourly associates.  We consider our employee relations to be good and believe that we are providing working conditions and wages that compare favorably with the industry.

Trademarks

"Steak n Shake®", "Steak 'n Shake Famous For Steakburgers®", "Famous For Steakburgers®", "Takhomasak®", "Faxasak®", "Original Steakburger®", "In Sight It Must Be Right®", "Steak n Shake - It’s a Meal®", "The Original Steakburger®", "The "Wing and Circle"® logo", "Steak n Shake In Sight it Must be Right®", "Takhomacup®", "Takhomasak®", "Takhomacard®", "Banawberry®", "Banocolate®", "Strawnilla®", "Vanocha®",  "Sippable Sundaes®", and the Company’s "storefront design" ® are among the federally registered trademarks and servicemarks owned by the Company. "Chocawberry™”, "High-n-Low™", "Orangilla™", "Side-by-Side™", "Vanawberry™", "Vanocolate™"and "Bits ‘n Pieces" are among the trademarks and service marks owned by the Company or for which federal registration applications are currently pending. We protect our trademark rights by appropriate legal action whenever necessary.

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

As of September 27, 2006, we had franchise operations in ten states and are subject to certain federal and state laws controlling the offering and conduct of the franchise business in those states. In addition, we are subject to franchise registration requirements in several states in which we are now conducting or will conduct franchise business in the future.

Geographic Concentration

During fiscal 2006, approximately 43.2% of our net sales were derived from five defined market areas (DMA's):  St. Louis, Missouri (11.8%); Indianapolis, Indiana (11.7%); Orlando, Florida (7.2%); Chicago, Illinois (6.6%); and Tampa, Florida (5.9%). As a result, operations may be materially affected by weather, economic or business conditions within these markets. Also, given our present geographic concentration, adverse publicity relating to Steak n Shake restaurants could have a more pronounced overall adverse effect on our sales than might be the case if our restaurants were more broadly dispersed.

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

Executive Officers of the Registrant
The following table sets forth, as of September 27, 2006, the names, ages, and positions held with the Company and its primary subsidiaries, and the date on which service in such capacities began, of the executive officers of the Company and its primary subsidiary:

Name	Age	Position with Company	Since

Jeffrey A. Blade	45	Senior Vice President, Chief Financial Officer -
		The Steak n Shake Company	2004
		Steak n Shake Enterprises, Inc.	2006
Robert E. Brown	42	Vice President, Finance and Investor Relations
		The Steak n Shake Company	2004
		Steak n Shake Enterprises, Inc.	2006
Roxanne Crosby	53	Senior Vice President -
		The Steak n Shake Company	2003
		Steak n Shake Enterprises, Inc.	2006
Kevin E. Dooley	63	Vice President -
		Steak n Shake Operations, Inc.	1993
Peter M. Dunn(1)	51	President -
		The Steak n Shake Company	2002
		Steak n Shake Operations, Inc.	2002
		Chief Executive Officer -
		The Steak n Shake Company	2004
		Steak n Shake Enterprises, Inc.	2006
Kenneth L. Faulkner	43	Vice President -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
Duane E. Geiger	43	Vice President -
		The Steak n Shake Company	2000
		Steak n Shake Enterprises, Inc.	2006
Alan B. Gilman(1)	76	Chairman -
		The Steak n Shake Company	2003
		Steak n Shake Operations, Inc.	2003
		Steak n Shake Enterprises, Inc	2006
Bradley Manns	37	Vice President -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
David C. Milne	39	General Counsel -
		The Steak n Shake Company	2003
		Steak n Shake Enterprises, Inc.	2006
		Secretary -
		The Steak n Shake Company	2004
		Steak n Shake Enterprises, Inc.	2006
Gary T. Reinwald	58	Executive Vice President -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004
Steven M. Schiller	41	Senior Vice President,
		Chief Marketing Officer
		The Steak n Shake Company	2005
		Steak n Shake Enterprises, Inc.	2006
J. Michael Vance	37	Vice President-
		The Steak n Shake Company	2006
		Steak n Shake Enterprises, Inc.	2006
Gary S. Walker	46	Senior Vice President -
		The Steak n Shake Company	1998
		Steak n Shake Operations, Inc.	1998
Douglas D. Willard	47	Vice President -
		The Steak n Shake Company	2003
		Steak n Shake Enterprises, Inc.	2006
Alan Williger	63	Vice President -
		The Steak n Shake Company	2006
		Steak n Shake Operations, Inc.	2006
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

Mr. Dunn joined the Company in 2002 as President and Chief Operating Officer, and was subsequently appointed Chief Executive Officer in 2004. Prior to joining Steak n Shake, Mr. Dunn was President of Borden Foods Corporation, where he worked from 1993 to 2002. Prior thereto, he served in several capacities for Kraft General Foods, including General Manager for Claussen Pickle Company and the Marketing Manager for Oscar Mayer.

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

Mr. Vance was appointed Vice President - Information Technology in 2006 after having served in the capacity of Director of Information Technology since 2003.  He most recently provided strategic technology solutions through consulting with Accenture.

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

Mr. Williger joined the Company in 2006 as Vice President, Real Estate and Development.  Prior to joining the Company, Mr. Williger was the Executive Director of Real Estate at Applebees International, Inc.

Officers are elected annually at a meeting of the Board of Directors.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a degree of risk. These risks should be considered carefully with the uncertainties described below, and all other information included in this Annual Report on Form 10-K, as well as other filings that we make from time to time with the Securities and Exchange Commission, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business, financial condition results or operations or cash flows. The occurrence of any of the following risks could harm our business, financial condition, results of operations or cash flows. The trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.

Certain statements in this report contain forward-looking information. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management's current expectations regarding future events and use words such as "anticipate," "believe," "expect," "may," "will," and other similar terminology.  These statements speak only as of the date they are made and involve a number of risks and uncertainties, including those described below, that could cause actual results to differ materially from those expressed in the forward-looking statements.  Several factors, many beyond our control, could cause actual results to differ materially from our expectations.

Our planned expansion may not be successful.
We are currently building new restaurants in our existing markets and expect to continue to open additional new restaurants going forward.  Our ability to open and profitably operate restaurants is subject to risks such as identifying and securing suitable and economically viable locations, negotiating acceptable lease or purchase terms for new locations, obtaining required governmental permits (including zoning approvals) on a timely basis, complying with other regulatory requirements, securing necessary contractors, subcontractors and labor, meeting construction schedules and budgets, increasing labor and building materials costs, and adverse weather conditions or other acts of God that could result in construction delays.  If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods.

Our expansion plan includes adding locations in some of our existing markets. Although we have experience in these markets, increasing the number of locations in these markets may cause us to over-saturate markets and temporarily or permanently divert guests from our existing restaurants, thereby adversely affecting our overall profitability. We also plan to open restaurants in markets in which we have little or no meaningful experience. Those markets may have different competitive market conditions, consumer tastes and discretionary spending habits, which may cause our new restaurants to be less successful than restaurants in our existing markets. This could cause us to close restaurants, adversely affecting our overall profitability.

Due to our smaller restaurant base, our operating results could be materially and adversely affected by the negative performance of or the decision to close a small number of restaurants.
Our restaurant base is smaller than many other restaurant chains. Accordingly, poor operating results in one or more of our markets or the decision to close even a relatively small number of under-performing restaurants could materially and adversely affect our business, financial conditions, results of operations, or cash flows.

Our operating results could vary significantly if we are unable to attract guests to our restaurants and earn their repeat business.
We take pride in our ability to attract and retain our guests, however if we do not deliver an enjoyable dining experience for our guests or are unable to provide them with the food quality they expect, they may not return to our restaurants, and results may be negatively affected.

Changes in guest preferences for casual dining styles or menu items could adversely affect our financial performance.
Changing guest preferences, tastes and dietary habits can adversely impact our business and financial performance.  We offer a large variety of entrees, side dishes and desserts and our continued success depends, in part, on the popularity of our product offerings and casual style of dining.  A change in guest preferences away from this dining style or our offerings in favor of other dining styles or offerings may have an adverse effect on our business.

Increases in the minimum wage rates by federal or state governments could adversely affect our business.
Many of our associates are paid wages that relate to federal and state minimum wage rates.  Any increases in the minimum wage rates may significantly increase our restaurant operating costs.  In addition, since our business is labor-intensive, shortages in the labor pool or other inflationary pressure could increase labor costs, which could harm our financial performance.

Ownership and leasing of significant amounts of real estate exposes us to possible liabilities
We own the land and building, or lease the land and/or the building for our restaurants.  Accordingly, we are subject to all of the risks associated with owning and leasing real estate.  In particular, the value of our assets could decrease, and our costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants in the area, as well as liability for environmental conditions.  We generally cannot cancel these leases.  If an existing or future store is not profitable, and we decide to close it, we may, nonetheless, be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term.  In addition, as each of the leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

Labor shortages, an increase in labor costs, or inability to attract qualified associates could harm our business.
Our associates are essential to the operation of our restaurants and our ability to deliver an enjoyable dining experience to our guests.  If we are unable to attract and retain enough qualified restaurant personnel at a reasonable cost, or if they do not deliver an enjoyable dining experience to our guests, our results may be negatively affected.  Additionally, competition for qualified employees could require us to pay higher wages or provide greater benefits, which could result in higher labor costs.

Fluctuations in commodity prices and the availability of commodities, including beef, poultry, and dairy could affect our business.
A significant component of our costs are related to food commodities, including beef, poultry, and dairy products, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, changes in international commodity markets and other factors. If there is a substantial increase in prices for these food commodities, and we are unable to offset the increases with changes in our menu pricing, our results of operation may be negatively affected. In addition, we are dependent on frequent deliveries of perishable food products that meet certain specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would likely lower revenues, damage our reputation and otherwise harm our business.

Due to our geographic locations, certain restaurants are subject to climate conditions that could affect operations.
Many of our restaurants are located in the Midwest and Southeast portions of the United States.  During the first and second fiscal quarters, many restaurants in the Midwest may face harsh winter weather conditions.  During the first and fourth fiscal quarters, many restaurants in the Southeast may face harsh weather associated with hurricanes or tropical storms.  These harsh weather conditions may make it more difficult for guests to visit our restaurants, or may necessitate the closure of our restaurants for a period of time.  If guests are unable to visit our restaurants, or if our restaurants are closed as the result of inclement weather, our sales and operating results may be negatively affected.

Unfavorable publicity could harm our business.
Restaurant chains such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, food-borne illness, personal injury caused by food tampering, adverse health effects (including obesity) or other concerns stemming from one or a limited number of restaurants. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to even just one of our restaurants, could adversely affect public perception of the entire brand which could immediately and severely hurt sales and accordingly, revenues and profits. If guests become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, due to negative publicity about the restaurant industry, adversely affect sales.

We are subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation, damage our reputation and lower profits.
We are subject to various federal, state and local laws affecting our business. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be accordingly harmed. Injury to our reputation would, in turn, likely reduce revenues and profits.

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry. As a result, we may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses. The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationship with franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales.

We may not be able to adequately protect our intellectual property, which could decrease the value of our brand and products.
The success of our business depends on the continued ability to use the existing trademarks, service marks and other components of our brand to increase brand awareness and further develop branded products. While we take steps to protect our intellectual property, our rights to our trademarks could be challenged by third parties or our use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition, adversely affecting our profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS
    None

ITEM 2.  PROPERTIES

We currently lease 57,066 square feet of executive office space in Indianapolis, Indiana, under a lease expiring June 30, 2013.

We also have a complex of three buildings located in Bloomington, Illinois, where we own 38,900 square feet of office/warehouse space in two separate buildings, one of which has cold storage facilities, and lease a 26,300 square foot distribution center and division office facility. We lease division offices in Orlando, Florida; Cincinnati, Ohio; Columbus, Ohio; Detroit, Michigan; Chicago, Illinois; and a division office and administrative facility in Indianapolis, Indiana. We own division office facilities in St. Louis, Missouri. At September 27, 2006, we owned one restaurant location that had been leased to a third party. In addition, there were 10 restaurants under construction and we owned nineteen parcels of land that are being held for future development at September 27, 2006.

As of September 27, 2006, we operated 274 leased and 155 owned restaurants.  Restaurant leases for land and building typically are non-cancelable, have an initial term of 18 to 25 years, renewal terms aggregating twenty years or more and require us to pay real estate taxes, insurance and maintenance costs.  Of these leases, 176 contain clauses requiring the payment of a percentage of sales in excess of a certain threshold as rent in addition to base rent requirements.  Restaurants are generally 3,900 square feet and seat approximately 100 customers, while a minimal percentage of restaurants have a similar style but seat 54 to 198 customers and occupy between 1,000 and 6,000 square feet.  We have lease obligations on two former restaurants which have been subleased to others as of September 27, 2006.  These obligations primarily relate to restaurant locations disposed of in the late 1970's and the sublease rentals cover substantially all of our obligations under the primary leases.

SNS Investment Company ("SIC"), a wholly owned subsidiary of the Company, assists qualified franchisees with financing by purchasing or leasing land, constructing the restaurant and then leasing or subleasing the land and building to the franchisee. SIC leases the land and building for these properties as the primary lessee. These leases typically have an initial term of 18 years, renewal options aggregating 20 years or more, and require SIC to pay real estate taxes, insurance and maintenance costs. As of September 27, 2006, SIC had two land and building leases for properties located in  Chattanooga, Tennessee and Columbia, Missouri which are being operated by franchisees pursuant to sublease agreements. All lease and sublease agreements between SIC and its franchisees specifically include triple net lease provisions whereby the franchisee is responsible for all real estate taxes, insurance and maintenance costs. Additionally, SIC has a ground lease for a property in Bloomington, Indiana, which is subleased to a third party.

Restaurant Lease Expirations

Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:

	Number of Leases Expiring
Calendar Year	SNS	SIC

2007 - 2011	7	0
2012 - 2016	6	0
2017 - 2021	17	0
2022 - 2026	15	0
2027 - 2031	18	0
Beyond	211	3
	274	3

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Range/Stock Trading
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol SNS. Stock price quotations can be found in major daily newspapers, in The Wall Street Journal and on our website. The high and low closing sales prices for our common stock, as reported on the NYSE for each quarter of the past two fiscal years, are shown below:

	2006		2005
	High	Low	High	Low

First Quarter	$19.39	$16.87	$19.91	$16.48
Second Quarter	$21.10	$16.60	$20.40	$17.54
Third Quarter	$20.08	$14.79	$20.65	$17.92
Fourth Quarter	$17.41	$13.46	$21.80	$17.85

We did not pay cash dividends on our common stock during the two fiscal years reflected in the table. As of December 1, 2006, there were approximately 12,000 record holders of our common stock.

Share Repurchases
The following table presents a summary of share repurchases made by us:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 6, 2006-August 2, 2006	--	--	--	2,979,600
August 3, 2006-August 30, 2006	--	--	--	2,979,600
August 31, 2006-September 27, 2006	--	--	--	2,979,600

     The share repurchase program previously authorized by the Board of Directors was announced on November 16, 2005.  The program allows for the repurchase of up to three million shares for a period of two years.

See Item 12 for "Equity Compensation Plan Information".

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATING DATA
The Steak n Shake Company
(Amounts in 000's, except per share data)
	2006	2005	2004	2003	2002

Statement of Earnings Data :
Total Revenues	$638,822	$606,912	$553,692	$499,104	$459,014
Net Earnings (1)	$28,001	$30,222	$27,591	$20,861	$22,992
Per Share Data:
Basic Earnings Per Common Share:
Basic earnings per share (1)	$1.01	$1.10	$1.01	$.77	$.83
Diluted Earnings Per Common and
Common Equivalent Share:
Diluted earnings per share (1)	$1.00	$1.08	$1.00	$.77	$.82

Basic Weighted Average Shares (in thousands)	27,723	27,500	27,385	27,010	27,814
Diluted Weighted Average
Shares and Share Equivalents (in thousands)	28,039	28,059	27,711	27,110	27,986

Statement of Financial Position Data:
Total assets	$542,521	$474,657	$435,853	$417,174	$398,582
Long-term debt:
Obligations under leases	143,996	147,615	144,647	147,957	151,502
Other long-term debt	18,802	6,315	9,429	16,203	24,419
Shareholders' equity	$287,035	$252,975	$218,932	$187,903	$166,421

SELECTED FINANCIAL AND OPERATING DATA
The Steak n Shake Company

	2006	2005	2004	2003	2002
Other Data:
Number of Restaurants:
Company-owned	429	399	365	356	348
Franchised	48	49	60	57	56
	477	448	425	413	404

Approximate Number of Employees	23,000	21,500	20,000	20,000	20,000
Approximate Number of Shareholders	12,000	13,500	13,500	13,500	12,500

(1) Fiscal 2006 net income and earnings per share includes the impact of the adoption of Statement of Financial Standard No. 123(R), "Share Based Payment."  Net after-tax effect was $0.07 per diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Steak n Shake Company
(Years ended September 27, 2006, September 28, 2005, and September 29, 2004)
(Amounts in $000s, except per share data)

 In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

 The Company has a 52/53 week fiscal year ending on the last Wednesday in September. Fiscal years 2006 and 2005, which ended on September 27, 2006 and September 28, 2005, respectively, contained 52 weeks while fiscal year 2004, which ended on September 29, 2004, contained 53 weeks.

 For an understanding of the significant factors that influenced the performance of the Company during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and related notes found elsewhere in this Annual Report.

Overview

Business Profile
In fiscal 2006, we opened 26 new Company-owned restaurants and acquired eight existing restaurants from Creative Restaurants Inc. ("CRI"), a franchisee. This brings the total Company-owned restaurants to 429. Additionally, six new franchised units were opened during fiscal 2006 bringing the total number of franchised restaurants to 48.  As of September 27, 2006, there were a total of 477 Steak n Shake restaurants.

Company Performance
 We reported higher revenues and lower net earnings and diluted earnings per share in the year ended September 27, 2006 as compared to the prior year. Total revenues increased by 5.3% to $638,822, compared to $606,912 for the same period last year. Net earnings decreased 7.3% to $28,001 from $30,222 in the prior year, while diluted earnings per share decreased to $1.00 from $1.08.  The current year includes a net $0.07 decrease in earnings per share relating to the adoption of Statement of Financial Standard No. 123(R), "Share Based Payments" (SFAS 123(R)), which was not included in the prior year.  The prior period included a $912 impairment charge, net of tax, or $0.03 per diluted share, related to the decision to close two under-performing restaurants.

The keys to our revenue growth were primarily due to the addition of twenty-six new stores as well as revenues earned from eight CRI stores which were acquired at the beginning of the fourth quarter 2006.   Fiscal year 2006 revenues also included a full year of sales from KRI stores that were purchased at the end of the first fiscal quarter in 2005.  In the current year, same stores sales decreased by 2.1% for the full year as a result of a decrease in guest counts of 6.2% offset by an increase in average guest expenditure of 4.1%, aided by a 3.1% menu price increase in the current year.

We believe the decline in guest counts is due largely to the  impact of rising fuel prices, rising interest rates and falling consumer confidence that diverted these guests to more traditional quick service restaurants ("QSR").   While this change in trend can largely be explained by external factors, we were dissatisfied that we were not able to grow our guest counts. We are committed to improving both our execution and the concept to enable us to gain same store sales, even in difficult environments. We remain respectful of the fact that the outlook for several external environmental factors that affect casual dining trends (such as gas prices and interest rates) remains uncertain.

During the year we made substantial progress on key operating measures, new product innovation and expansion. We have continued to focus on the importance of reducing the turnover of managers and associates. We continued to reduce associate turnover from a high of 220% in fiscal 2002 to a new record low of 128% at the end of 2006. Management turnover ended the year at 26% from a high of approximately 49% in 2002. We are clear these loyal and trained associates are driving higher levels of guest satisfaction. The percentage of guests giving us a perfect five on a five point scale hit a new high of 63% at the end of 2006, up from 53% when our surveys first began in 2003.  During the second half of 2006, we also reduced average drive-through window times, allowing us to better serve our customers.

 In 2006, we also made progress accelerating expansion.  The 26 new Company-owned restaurants are on track to deliver average first year sales in excess of $1,600. As a result of deeper financial analysis than in the past, we discovered the new stores had a greater than anticipated negative impact on sales at nearby stores. This cannibalization contributed to the same store decline experience, in 2006. The learning from this year will be used to fine tune our real estate and market research strategy going forward.

The Steak 'n Shake brand enjoys a great heritage and loyal following. But like all great brands it must be refreshed in order to remain vital. In 2007, we will invest a significant amount of energy and resources towards improved execution and concept revitalization.

 We often refer to a chart which shows that Steak n Shake is in the second of three phases of our growth plan. This phase contains two major activities within it; “Strengthening the Foundation” and “Preparing for Expansion." Given the challenging same store sales environment that we expect to face in fiscal 2007, we have chosen to place additional emphasis on “Strengthening the Foundation.” By unlocking the same store sales growth potential that exists within the brand, through improved execution, innovation and concept optimization, we can provide the strong foundation we need to accelerate earnings growth.

Fiscal 2007
We anticipate full-year diluted earnings per share in the range of $0.90 to $1.00. The earnings per share estimate is based on a same store sales decline of 3.0% to sales growth of 1.0%. We anticipate negative same store sales during the first half of the fiscal year, followed by improving same store sales in the second half of the year which will be driven by new product innovation and easier same store sales comparisons.

During the year, we will review all aspects of the organization to ensure that we are in a strong position to gain sales and have sustained earnings momentum going forward. Any actions which would affect cash flow have been estimated and are included in the earnings per share guidance above. In addition, we will continue reviewing all under-performing stores. Based on our analysis, we will develop a plan to improve each store's performance or dispose of the assets in instances where we believe doing so is in our best interest.

We anticipate opening approximately 15 new Company-owned stores in fiscal 2007 with the expectation that at least two-thirds of the openings will be completed in the first half of the fiscal year.  Relative to franchising, we plan to open at least seven franchise units during fiscal 2007. Fiscal 2007 capital spending is anticipated to be in a range of $75,000 to $85,000, with a net capital spend of approximately $45,000 to $55,000, assuming $25,000 to $35,000 from the sale of real estate, primarily through sale-leaseback transactions. The breakdown of the capital plan includes $50,000 to $60,000 for new unit expansion, which includes new units, land acquisition and rebuild/remodels, approximately $15,000 for a new store point-of-sale systems, and approximately $10,000 for other project initiatives.

Critical Accounting Estimates

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

 We believe the following critical accounting estimates are our more significant judgments and estimates used in preparation of our consolidated financial statements.

Impairment of Long-lived Assets
We review our restaurants for impairment on a restaurant-by-restaurant basis when events or circumstances indicate a possible impairment. We test for impairment by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total estimated future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss is recognized in earnings. Because depreciation and amortization expense is based upon useful lives of assets and the net salvage value at the end of their lives, significant judgment is required in estimating this expense. Additionally, the future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were to be sold, and other financial and economic assumptions. Accordingly, we believe that accounting estimates related to long-lived assets are critical.

Insurance Reserves
We self-insure a significant portion of expected losses under our workers' compensation, general liability, and auto liability insurance programs. In 2006 we began to self-insure our group health insurance risk.  We purchase reinsurance for individual and aggregate claims that exceed predetermined limits. We record a liability for all unresolved claims and our estimates of incurred but not reported ("IBNR") claims at the anticipated cost to the Company. The liability estimate is based on information received from insurance companies, combined with management's judgments regarding frequency and severity of claims, claims development history, and settlement practices. Significant judgment is required to estimate IBNR claims as parties have yet to assert a claim and therefore the degree to which injuries have been incurred, and the related costs, have not yet been determined. Additionally, estimates about future costs involve significant judgment regarding legislation, case jurisdictions and other matters. Accordingly, management believes that estimates related to self-insurance reserves are critical. Our reserve for self-insured liabilities at September 27, 2006, and September 28, 2005 were $10,521 and $3,070, respectively.

Income Taxes
 We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, management would record a valuation allowance against the unrealizable amount, and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, we believe estimates related to income taxes are critical. Based on 2006 results, a change of 1% in the annual effective tax rate would have an impact of $423 on net earnings.

Goodwill and Other Intangible Assets
We evaluate goodwill and other indefinite life intangible assets annually, or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts an impairment loss is recognized. The methods used to estimate fair value may include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance.  The future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, and other financial and economic assumptions. Accordingly, we believe that accounting estimates related to goodwill and other intangible assets are critical.

Leases
We lease certain properties under operating leases.  We also have many lease agreements that contain rent holidays, rent escalation clauses and/or contingent rent provisions.  We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty.  We use a time period for our straight-line rent expense calculation that equals or exceeds the time period used for depreciation.  In addition, the rent commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take access to the grounds for buildout.  As the assumptions inherent in determining lease commencement and lease expiration dates and other related complexities of accounting for leases involve significant judgement, management has determined that lease accounting is critical.

Results of Operations
In the following table is set forth the percentage relationship to total revenues, unless otherwise noted, of items included in the Company's consolidated statements of earnings for the periods indicated:

	2006	2005	2004
Revenues:
Net sales	99.4%	99.4%	99.2%
Franchise fees	0.6	0.6	0.8
Total Revenues	100.0	100.0	100.0
Costs and Expenses:
Cost of sales (1)	22.6	23.2	23.6
Restaurant operating costs (1)	50.3	49.0	49.2
General and administrative	8.3	7.9	7.7
Depreciation and amortization	4.5	4.4	4.5
Marketing	4.3	4.4	4.2
Interest	1.8	2.1	2.4
Rent	1.9	1.7	1.6
Pre-opening costs	0.6	0.5	0.4
Provision for restaurant closings	-	0.2	(0.1)
Other income, net	(0.4)	(0.3)	(0.4)

Earnings Before Income Taxes	6.6	7.3	7.7

Income Taxes	2.2	2.3	2.7

Net Earnings	4.4%	5.0%	5.0%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

(Amounts in $000s)
Fiscal 2006 compared with Fiscal 2005
Net Earnings
Net earnings decreased in the current year by 7.3% or $2,221 to $28,001, or $1.00 per diluted share compared with $30,222 or $1.08 per diluted share, for fiscal 2005.  The decrease was primarily driven by the impact of the adoption of SFAS 123(R), which had an impact of $0.07 per diluted share coupled with the decrease in same stores sales as noted below.

Net Sales
For the year, net sales increased 5.3% from $603,068 to $634,941. The net sales gains were due to new Company-owned stores and the acquisition of franchise units partially offset by a 2.1% same store sales decline. That decline in same store sales was due to a declining guest count of 6.2% partially offset by a 4.1% increase in average guest expenditure. In 2006, we opened 26 new Company-owned stores and acquired eight restaurants in the fourth quarter from CRI, a franchisee.  Fiscal 2006 net sales also benefited from a full year of sales relating to the acquisition of 17 franchised restaurants from KRI during December 2004.  KRI sales during 2006 and 2005 were $37,765 and $29,750, respectively.  CRI sales during the fourth quarter and full year of 2006 were $3,990.

Cost and Expenses
In 2006, cost of sales were $143,360 or 22.6% of net sales, compared with $140,078 or 23.2% of net sales in fiscal 2005.  The decrease as a percentage of sales was due primarily to lower commodity costs, the positive impact of pricing actions and food cost control measures.  These reductions were partially offset by unfavorable mix for premium topping STEAKBURGER™ sandwiches and premium milkshakes.

Restaurant operating costs were $319,070 or 50.3% of net sales compared to $295,202 or 49.0% of net sales in the prior year. The increase in absolute dollars for labor and fringes was $13,867 or 0.4% increase as a percent of net sales over the prior year; an increase in utilities of $3,131 or a 0.3% increase as a percent of net sales over the prior year, and an increase in repairs and maintenance of $1,898 or 0.2% increase as a percent of net sales over the prior year.

General and administrative expenses for fiscal 2006 were $52,949 or 8.3% of total revenues compared to $47,902 or 7.9% of total revenues in 2005. The increase in general and administrative expenses as a percent of sales was attributable to the $2,200 expense related to the expensing of stock options and shares issued from our employee stock purchase plan pursuant to SFAS 123(R).

Occupancy costs including depreciation and rent expense increased slightly as a percentage of total revenues primarily as a result of the decline in same store sales as well as the addition of capital assets owned which have increased depreciation expense and increased rental rates for new unit leases which have affected overall rent expense.

Interest expense as a percent of revenues in fiscal 2006 was $11,373 or 1.8%, versus $12,641 or 2.1% in the prior year. The decrease in interest expense was due to reduced debt under the senior notes agreement, lower capital lease balances and higher capitalized interest from increased land acquisition and unit construction.

In fiscal 2006, provision for restaurant closings was a credit of $103 as a result of the gain on the sale of one unit that had been closed during a prior year.  Fiscal 2005 provision of $1,400 was charged as a result of the decision to close two restaurants.

Pre-opening expense was $3,579 or 0.6% of total revenues versus $3,247 or 0.5% of revenues in the prior year. The fluctuation is driven by an increase in new units from 19 last year to 26 in fiscal year 2006. Pre-opening costs per restaurant continue to average approximately $150.

Income tax expense was recorded at an effective tax rate of 33.8%, versus 32.0% in the prior year. The increase in the tax rate in the current year is due to a benefit recorded in the fourth quarter of last year of $900 due primarily to the favorable resolution of state income tax amounts accrued in prior years.  In addition, the increase in the effective tax rate over prior year was also due to the tax effects of the adoption of SFAS 123(R) and an increase in state income tax expense.

Fiscal 2005 compared with Fiscal 2004

Net Sales
Net sales in fiscal 2005 increased $53,938 (9.8%) to $603,068 due to the opening of 19 new Company-owned restaurants, the addition of 17 restaurants acquired from KRI with 2005 sales of $29,224, and the increase in same store sales of 2.9%. Fiscal 2004 included an additional week of sales of $9,500.  Same store sales included a 3.5% increase in the average guest expenditure and a 0.6% decrease in customer traffic.  We had 399 Company-owned restaurants at September 28, 2005 compared to 365 stores at September 29, 2004.  The year was highlighted by the extension of the Sippable Sundaes™ Milk Shakes in 2005 which increased comparable unit shake sales by 11%.

Cost and Expenses
Cost of sales increased $10,620 (8.2%) to $140,078 in fiscal 2005 due to increases in net sales.  As a percentage of net sales, cost of sales decreased from 23.6% to 23.2%.  Decrease in cost of sales as a percentage of net sales is due primarily to lower commodity costs which the result of the positive impact of pricing actions and strong food cost control measures compared to fiscal 2004.

Restaurant operating costs increased $25,145 (9.3%) to $295,202 in 2005.  The increase is due to the opening of 19 new restaurants and the addition of 17 restaurants acquired during the year.  As a percentage of net sales, restaurant operating costs decreased from 49.2% to 49.0%.  The decrease in restaurant operating costs as a percentage of net sales is due to a decrease in turnover of employees and management which decreased overall training and operating costs.

General and administrative expenses increased $5,538 (13.1%) to $47,902 over fiscal 2004 and general and administrative expenses as a percentage of total revenues increased from 7.7% to 7.9%.  The overall increase is primarily the result of planned investments, including investments in our Human Resources and Real Estate Departments and other capacities to support expected expansion.

Interest expense is incurred based on borrowings outstanding from long-term debt and finance lease obligations including the debt assumed from KRI.  Interest expense decreased $438 (3.3%) to $12,641 from fiscal 2004 to fiscal 2005.

Rent expense continues to increase year over year as a result of the increase in the number of leased restaurants that are operated by the Company including the addition of KRI restaurants.  The increases in rent expense are also the result of the increase in percentage rents resulting from the increase in net sales. The increase in 2005 from 2004 was $1,624 (18.8%) bringing total rent expense to $10,250.

In 2005, we recorded a charge in our provision for closing costs of $1,400 before taxes relating to the decision to close two under-performing restaurants.  We closed these restaurants in 2006 and prepared the owned restaurants for sale.  Similarly, in 2003, we made the decision to close nine under-performing restaurants. We sold five of these restaurants during 2004 and adjusted the amount of the provision by $394 to reflect the gain on the sale of these restaurants.

Pre-opening costs represent the costs to prepare for the opening of new restaurants.  These costs have increased as we have continued our plan to increase the number of restaurants we own and operate.  The increase in 2005 of $1,149 (54.8%) to $3,247 over fiscal 2004 reflects an increase in number of restaurants opened in fiscal 2005 compared to fiscal 2004 (19 in fiscal 2005 compared to 16 in fiscal 2004) as well as an increase in the number of rebuilds (five in fiscal 2005 compared with two in fiscal 2004).  Pre-opening costs also include expenses incurred for restaurants yet to be opened that are currently under construction.

The effective income tax rate for fiscal 2005 decreased from 35.0% in fiscal 2004 to 32.0%.  The decrease in the effective tax rate over the prior year is primarily the result of favorable resolution of income tax contingencies.

Restaurant Closings
 In September 2005, we identified two under-performing restaurants for disposal and recorded a charge of $1,400 ($912 net of income taxes or $.03 per diluted share) relating to a write-down of related property and equipment to its estimated fair value.  Similarly in 2003, we identified nine under-performing restaurants for disposal. Of the 11 restaurants identified for disposition, six have been sold.    We are currently seeking buyers for the remaining properties, and anticipate completing the disposal of the properties in 2007.  We do not anticipate any significant additional future payments related to the store closings, other than the amounts accrued as of year-end.

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

Liquidity and Capital Resources
 We generated $69,578 in cash flows from operations during fiscal 2006, primarily due to $28,001 in net earnings and depreciation and amortization charges of $28,967.  In 2005 we generated $64,279 in cash flows from operations, primarily due to $30,222 in net earnings and depreciation and amortization charges of $26,945.

 Net cash used in investing activities of $87,314 during fiscal 2006 resulted from capital expenditures of $80,840 and the acquisition of CRI, a franchisee, for $9,598.  There were twenty-six new restaurants opened in 2006 as well as eight restaurants acquired.  Additionally, we rebuilt two restaurants during 2006.  Net cash used in investing activities of $74,873 during 2005 resulted from capital expenditures of $63,622 and the acquisition of KRI, a franchisee, for $16,082.  There were 19 new restaurants added in 2005 as well as five restaurants that were rebuilt.  We expect to open at least fifteen Company-owned Steak n Shake restaurants during 2007 at an average cost of approximately $2,000 to $2,500, which includes the land, site improvements, building, equipment, and pre-opening costs. Approximately half of these units will be land leases or build-to-suit locations. Additionally, we plan to rebuild or replace four existing restaurants. The new store openings will allow us to continue our expansion in newer markets, while also further penetrating existing markets. This level of expansion will allow us to grow the business in a controlled manner while still focusing on improving each and every guest experience. We intend to fund future capital expenditures and meet our working capital needs by using anticipated cash flows from operations, our existing borrowing facilities, and through sale-leaseback transactions.  We currently own the land and buildings on approximately one-third of our restaurant sites.  The amount and timing of the potential sale leaseback-transactions will be based on both our current needs as well as the current market conditions.

 On July 6, 2006, we completed the acquisition of CRI for $9,598, which included adjustments for working capital and other adjustments.  The eight restaurants acquired are located predominately in the Louisville, Kentucky market.  Similarly in fiscal 2005, we acquired KRI on December 29, 2004 for $16,082, which included adjustments for debt repayment, working capital and other adjustments. At the acquisition date, KRI operated 17 Steak n Shake restaurants. We assumed four mortgages on properties related to the KRI acquisition, however, three of the four mortgages were paid off during fiscal 2005.   As of September 27, 2006, the remaining mortgage had a balance of $742 at a fixed interest rate of 5%.

 As of September 27, 2006, we had outstanding borrowings of $5,572 under our Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement").  Borrowings under the Senior Note Agreement bear interest at an average fixed rate of 7.6%. Our Senior Note Agreement was amended in the current fiscal year to extend the expiration of the remaining borrowing capacity of $75,000 through September 30, 2008.  Subsequent to year-end, we borrowed an additional $15,000 through the amended agreement with a maturity of October 27, 2011. The interest rate on the additional debt is 5.66%, with interest paid quarterly and principal payments due annually, beginning October 27, 2009.  The $15,000 was used to pay down the borrowings on the Revolving Credit Agreement.

 We also maintain a $50,000 Revolving Credit Agreement that bears interest based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at our election, and matures on January 30, 2008. As of September 27, 2006, we had borrowings under the Revolving Credit Agreement of $25,065 at a blended borrowing rate of 5.9%.  We had no borrowings on the Revolving Credit Agreement as of September 28, 2005. We had $3,327 in standby letters of credit outstanding as of September 27, 2006 and September 28, 2005. Our debt agreements contain restrictions, which, among other things, require us to maintain certain financial ratios. During 2006 and 2005, we were in compliance with the covenants and anticipate compliance in future periods based on expected earnings and debt repayment terms.

Contractual Obligations

Our significant contractual obligations and commitments as of September 27, 2006 are shown in the following table.

	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(1)	$13,796	$5,142	$11,641	$5,047	$35,626
Capital leases and finance obligations(1)	16,129	32,254	31,021	86,451	165,856
Operating leases(2)	10,368	20,463	18,498	79,127	128,456
Purchase commitments(3)	15,439	651	-	-	16,091
Other Long-term liabilities(4)	-	-	-	1,736	1,736
Total	$55,732	$58,510	61,160	$172,361	$347,765

 (1)  Payments include principal and interest.
 (2)  Payments exclude amounts to be paid for contingent rents.
 (3)  Primarily represents cost of sales components in which minimum volume is defined in contract terms.
 (4)  Includes liabilities for Non-qualified Deferred Compensation Plan

Off Balance Sheet Arrangements
    We have no off-balance sheet arrangements other than operating leases entered into in the normal course of business.

New Accounting Standards

 In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based solely on the technical merits of the position.  The accounting provision of FIN 48 will be effective for us beginning in fiscal 2008.  We are in the process of determining the effect, if any, that the adoption of FIN 48 will have on our financial statements.

 In June 2006, the Emerging Issues Task Force reached a consensus on Issue no. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" ("EITF 06-3").  The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer.  EITF 06-3 states that a company should disclose its accounting policy (ie., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods represented.  EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006, our second quarter of fiscal 2007.  The adoption of EITF 06-3 is not expected to have a material effect on our financial position, results of operations or cash flows.

 On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be our fiscal year 2007. The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

    Statement of Accounting Standards No. 154 (SFAS 154) “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued in May 2005, effective for fiscal years beginning after December 15, 2005. We will comply with the provisions of SFAS 154 for any accounting changes or error corrections that may occur in fiscal year 2007 and thereafter.

    In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. We are in the process of analyzing the impact of SFAS 157, which is effective for fiscal years beginning after November 15, 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We invest excess cash primarily in cash equivalents due to their relatively low credit risk. Interest rates on these securities are based upon market rates at the time of purchase and remain fixed until maturity. Pursuant to the terms of our Senior Note Agreement, we may from time to time borrow in increments of at least $5,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 55 basis points or the prime rate minus 100 basis points, at our election. Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. At September 27, 2006 a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $125 on our earnings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
The Steak n Shake Company

We have audited the accompanying consolidated statements of financial position of The Steak n Shake Company and subsidiaries (the “Company”) as of September 27, 2006 and September 28, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years ended September 27, 2006, September 28, 2005, and September 29, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of The Steak n Shake Company and subsidiaries as of September 27, 2006 and September 28, 2005, and the results of their operations and their cash flows for the years ended September 27, 2006, September 28, 2005, and September 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective September 29, 2005, the Company changed its method of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 27, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte and Touche LLP
Indianapolis, Indiana
December 8, 2006

Consolidated Statements of Earnings
The Steak n Shake Company
(Years ended September 27, 2006, September 28, 2005, and September 29, 2004)
(Amounts in $000s except share and per share data)
	2006 (52 Weeks)	2005 (52 weeks)	2004 (53 weeks)
Revenues:
Net sales	$634,941	$603,068	$549,130
Franchise fees	3,881	3,844	4,562
Total revenues	638,822	606,912	553,692

Costs and Expenses:
Cost of sales	143,360	140,078	129,458
Restaurant operating costs	319,070	295,202	270,057
General and administrative	52,949	47,902	42,364
Depreciation and amortization	28,967	26,945	24,858
Marketing	27,473	26,771	23,106
Interest	11,373	12,641	13,079
Rent	12,233	10,250	8,626
Pre-opening costs	3,579	3,247	2,098
Provision for restaurant closings	(103)	1,400	(394)
Other income, net	(2,371)	(1,968)	(1,998)
Total costs and expenses	596,530	562,468	511,254

Earnings Before Income Taxes	42,292	44,444	42,438
Income Taxes	14,291	14,222	14,847
Net Earnings	$28,001	$30,222	$27,591

Basic Earnings Per Common and
Common Equivalent Share	$1.01	$1.10	$1.01
Diluted Earnings Per Common and
Common Equivalent Share	$1.00	$1.08	$1.00

Weighted Average Shares and Equivalents:
Basic	27,723,282	27,499,982	27,385,447
Diluted	28,038,545	28,059,152	27,710,643
See accompanying notes.

Consolidated Statements of Financial Position
The Steak n Shake Company
(As of September 27, 2006 and September 28, 2005)
(Amounts in $000s except share data)
	2006	2005
Assets:
Current Assets
Cash	$4,820	$3,063
Receivables, net	5,858	2,619
Inventories	7,018	6,367
Deferred income taxes	3,873	2,600
Assets held for sale	4,514	1,756
Other current assets	4,837	4,633
Total current assets	30,920	21,038
Net property and equipment	490,142	439,620
Goodwill	14,485	7,458
Other intangible assets, net	2,152	2,079
Other assets	4,822	4,462
Total assets	$542,521	$474,657

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$28,262	$21,304
Accrued expenses	38,023	30,908
Current portion of long-term debt	2,512	3,940
Line of credit	10,065	—
Current portion of obligations under leases	4,221	3,896
Total current liabilities	83,083	60,048
Deferred income taxes	5,800	5,483
Other long-term liabilities	3,805	2,221
Obligations under leases	143,996	147,615
Long-term debt	18,802	6,315

Commitments and Contingencies
Shareholders' Equity:
Common stock — $.50 stated value, 50,000,000 shares
authorized — shares issued: 30,332,839 in 2006 and 2005	15,166	15,166
Additional paid-in capital	123,860	124,000
Less: Unamortized value of restricted shares	—	(2,300)
Retained earnings	173,216	145,215
Treasury stock — at cost: 2,170,332 shares in 2006;
2,460,026 shares in 2005	(25,207)	(29,106)
Total shareholders' equity	287,035	252,975
Total liabilities and shareholders’equity	$542,521	$474,657
See accompanying notes.

Consolidated Statements of Cash Flows
The Steak n Shake Company
(Years ended September 27, 2006, September 28, 2005, and September 29, 2004)
(Amounts in $000s)
	2006	2005	2004
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Operating Activities:
Net earnings	$28,001	$30,222	$27,591
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	28,967	26,945	24,858
Provision for deferred income taxes	(956)	1,769	192
Provision for restaurant closings	(103)	1,400	(394)
Non-cash expense for stock-based compensation and deferred rent	4,560	1,798	1,475
Loss on disposal of property	911	650	732
Changes in receivables and inventories	(3,773)	1,575	(1,099)
Changes in other assets	(259)	(935)	(3,979)
Changes in accounts payable and accrued expenses	12,230	855	(1,847)
Net cash provided by operating activities	69,578	64,279	47,529
Investing Activities:
Additions of property and equipment	(80,840)	(63,622)	(46,278)
Purchase of franchisees	(9,598)	(16,082)	—
Proceeds from property and equipment disposals	3,124	4,365	2,684
Proceeds from sale of short-term investments	—	466	1,104
Purchase of short-term investments	—	—	(621)
Proceeds from long-term investments called or sold	—	—	5,095
Net cash used in investing activities	(87,314)	(74,873)	(38,016)
Financing Activities:
Proceeds from line of credit facility	25,065	—	—
Principal payments on long-term debt	(3,941)	(9,910)	(8,215)
Proceeds from equipment and property leases	700	650	600
Principal payments on lease obligations	(4,082)	(4,494)	(3,661)
Proceeds from exercise of stock options	646	688	851
Stock repurchases	(312)	—	—
Excess tax benefits from stock-based awards	72	—	—
Proceeds from employee stock purchase plan	1,345	1,573	1,267
Net cash provided by (used in) financing activities	19,493	(11,493)	(9,158)

Increase (Decrease) in Cash and Cash Equivalents	1,757	(22,087)	355
Cash and Cash Equivalents at Beginning of Year	3,063	25,150	24,795

Cash and Cash Equivalents at End of Year	$4,820	$3,063	$25,150

See accompanying notes.

Consolidated Statements of Shareholders' Equity
The Steak n Shake Company
(Years ended September 27, 2006, September 28, 2005, and September 29, 2004)
(Amounts in $000s except share data)
	Common	Additional Paid-In	Retained	Unamortized Value of Restricted	Treasury Stock
	Stock	Capital	Earnings	Shares	Shares	Amount

Balance at September 24, 2003	$15,166	$123,180	$87,402	$(195)	3,264,165	$(37,650)

Net earnings			27,591
Shares exchanged to exercise stock options					173,449	(3,198)
Shares reissued to exercise stock options					(321,267)	4,050
Shares granted under Capital Appreciation Plan				(2,104)	(136,000)	2,104
Shares forfeited under Capital Appreciation Plan				194	13,000	(194)
Changes in unamortized value of shares granted under Capital Appreciation Plan				712
Tax effect relating to stock awards		607
Shares issued for Employee Stock Purchase Plan					(146,787)	1,267
Balance at September 29, 2004	15,166	123,787	114,993	(1,393)	2,846,560	(33,621)

Net earnings			30,222
Shares exchanged to exercise stock options					156,280	(3,120)
Shares reissued to exercise stock options					(314,284)	3,808
Shares granted under Capital Appreciation Plan				(2,478)	(139,700)	2,478
Shares forfeited under Capital Appreciation Plan				224	14,000	(224)
Changes in unamortized value of shares granted under Capital Appreciation Plan				1,347
Tax effect relating to stock awards		213
Shares issued for Employee Stock Purchase Plan					(102,830)	1,573
Balance at September 28, 2005	15,166	124,000	145,215	(2,300)	2,460,026	(29,106)

Net earnings			28,001
Reclass of unamortized value of restricted shares		(2,300)		2,300
Compensation expense for share-based payments		3,992
Shares exchanged to exercise stock options					74,547	(1,345)
Shares reissued to exercise stock options					(165,532)	1,991
Shares repurchased under stock buyback program					20,400	(312)
Shares granted under Capital Appreciation Plan		(2,381)			(135,500)	2,381
Shares forfeited under Capital Appreciation Plan		161			9,700	(161)
Tax effect relating to stock awards		388
Shares issued for Employee Stock Purchase Plan					(93,309)	1,345

Balance at September 27, 2006	$15,166	$123,860	$173,216	$-	2,170,332	$(25,207)
See accompanying notes.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 27, 2006, September 28, 2005, and September 29, 2004)
(Amounts in $000s except share and per share data)

1. Summary of Significant Accounting Policies

Description of Business
The Steak n Shake Company's principal business is the operation, development and franchising of full service, casual dining restaurants. As of September 27, 2006, we operated 477 Steak n Shake restaurants including 48 franchised restaurants, through our wholly owned subsidiary Steak n Shake Operations, Inc.

Fiscal Year
 Our fiscal year ends on the last Wednesday in September. Fiscal years 2006 and 2005 contain 52 weeks, while fiscal year 2004 contains 53 weeks.

Principles of Consolidation
 The consolidated financial statements include the accounts of The Steak n Shake Company (parent) and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Short-Term Investments
 Our policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents primarily consist of bank repurchase agreements, U.S. Government securities, and money market accounts, all of which have maturities of three months or less. Cash equivalents and short-term investments are carried at cost, which approximates market value due to their short maturities.  We had no short-term investments at September 27, 2006 or September 28, 2005.

Receivables
    We carry our accounts receivable at cost less an allowance for doubtful accounts which is based on a history of past write-offs and collections and current credit conditions. The allowance for doubtful accounts was $74 at September 27, 2006 and $69 at September 28, 2005.

Inventories
 Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items and supply inventory.

Assets Held for Sale
 Assets held for sale consists of property and equipment related to under-performing restaurants and land that is currently being marketed for disposal. The balance at September 27, 2006 is comprised of: Land and Buildings - $4,197; Land and Leasehold Improvements - $190; and Equipment - $127.  The balance at September 28, 2005 is comprised of: Land and Buildings - $1,546; Leasehold Improvements - $146; and Equipment - $64. Assets held for sale are reported at estimated fair value.

Property and Equipment
 Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the assets (10 to 25 years for buildings and land improvements, and 3 to 10 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the related leases. Interest costs associated with the construction of new restaurants are capitalized. Major improvements are also capitalized while repairs and maintenance are expensed as incurred. We review for impairment our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of this assessment, assets are evaluated on a restaurant-by-restaurant basis, the lowest level for which there are identifiable cash flows. If the future undiscounted cash flows of an asset are less than the recorded value, an impairment is recorded for the difference between the carrying value and the estimated fair value of the asset.

Goodwill and Purchased Intangible Assets
   Goodwill and indefinite life intangibles are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangibles to become impaired. Other purchased intangible assets are amortized on a straight-line basis over their estimated useful lives. We perform reviews for impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value.

Capitalized Software
 Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to five years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.  Capitalized software is included in the balance of Other Assets in the Statement of Financial Position.

Revenue Recognition
 We record revenues from restaurant sales at the time of sale, net of discounts. Revenues from the sale of gift cards are deferred at the time of sale and recognized upon redemption of the gift cards by the customer.

Franchise Fees
    Unit franchise fees and area development fees are recorded as revenue when the related restaurant begins operations. Royalty fees and administrative services fees are based on franchise sales and are recognized as revenue as earned.

Insurance Reserves
 We self-insure a significant portion of expected losses under our workers’compensation, general liability, medical, and auto liability insurance programs, and record a reserve for our estimated losses on all unresolved open claims and our estimated incurred, but not reported claims at the anticipated cost to us.    Insurance reserves are recorded in the balance of accrued expenses in the Statement of Financial Position.

Earnings Per Share
 Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share.

	2006	2005	2004
Basic earnings per share:
Weighted average common shares	27,723,282	27,499,982	27,385,447

Diluted earnings per share:
Weighted average common shares	27,723,282	27,499,982	27,385,447
Dilutive effect of stock options	315,263	559,170	325,196
Weighted average common and incremental shares	28,038,545	28,059,152	27,710,643

Number of share-based awards excluded from the calculation of earnings per share as the awards' exercise prices were greater than the average market price of the Company’s common stock	792,193	280,929	54,372

Stock-Based Compensation
 We adopted Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share Based Payment” (SFAS 123(R)) on September 29, 2005. This Statement requires that all stock-based compensation, including grants of employee stock options and shares issued under our employee stock purchase plan, be accounted for using the fair value-based method. We elected to adopt SFAS 123(R) using the modified prospective method. Refer to Note 13 for additional information regarding our stock-based compensation.

Employees’ 401(k) and Profit Sharing Plan
 The Steak n Shake Company's 401(k) and Profit Sharing Plan (the "Plan") is a defined contribution plan covering substantially all employees after they have attained age 21 and completed one year of service and allows employees to defer up to 20% of their salaries. Company profit sharing contributions to the Plan, which are subject to the discretion of the Board of Directors, amounted to $1,500 paid in 2005 and $1,854 paid in 2004.  There were no profit sharing contributions paid in 2006.  In 2005, we amended the Plan to require a Company match equal to 50% of the participants' first 6% of compensation deferred.  Matching contributions paid in fiscal 2006 and fiscal 2005 were $1,266 and $1,497, respectively.

Marketing Expense
 Advertising costs are charged to expense at the latter of the date the expenditure is incurred, or the date the promotional item is first communicated.

Non-Qualified Deferred Compensation Plan
    We maintain a self-directed Non-Qualified Deferred Compensation Plan (the "Non-qualified Plan”) for executive employees. The Non-qualified Plan is structured as a rabbi trust and therefore assets in the Non-qualified Plan are subject to creditor claims in the event of bankruptcy. We recognize investment assets on the Statement of Financial Position at current fair value. A liability of the same amount is recorded on the Statement of Financial Position representing the our obligation to distribute funds to participants. The investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income.

Segments
 Our business, operating and franchising Steak n Shake restaurants, constitutes a single reportable segment pursuant to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No 131").

Use of Estimates
 Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

New Accounting Standards
    In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The accounting provision of FIN 48 will be effective for us beginning in fiscal 2008.  We are in the process of determining the effect, if any, that the adoption of FIN 48 will have on our financial statements.

 In June 2006, the Emerging Issues Task Force reached a consensus on Issue no. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" ("EITF 06-3").  The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer.  EITF 06-3 states that a company should disclose its accounting policy (ie., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods represented.  EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006.  The adoption of EITF 06-3 is not expected to have a material effect on our financial position, results of operations or cash flows.

 On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be our fiscal year 2007. The adoption of this statement is not expected to have a material impact our financial position or results of operations.

    Statement of Accounting Standards No. 154 (SFAS 154) “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued in May 2005, effective for fiscal years beginning after December 15, 2005. We will comply with the provisions of SFAS 154 for any accounting changes or error corrections that may occur in fiscal year 2007 and thereafter.

    In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. We are in the process of analyzing the impact of SFAS 157, which is effective for fiscal years beginning after November 15, 2007.

2. Restaurant Closings
 At September 27, 2006, we held five properties that were previously closed due to under performance.  In addition we held land at five locations that we currently have determined should be sold.  We are currently seeking buyers for each of these properties, therefore the properties are classified as held for sale.  We anticipate that we will dispose of the properties in fiscal 2007 and the estimated costs of disposal will not be material.

3.  Other Current Assets
    Other current assets are comprised of the following:

(amounts in $000s)	2006	2005
Prepaid Marketing	$620	$899
Prepaid Rent	2,710	2,682
Other	1,507	1,052
	$4,837	$4,633

4.  Property and Equipment
 Property and equipment is comprised of the following:

(amounts in $000’s)	2006	2005

Land	$184,741	$169,730
Buildings	165,411	160,066
Land and leasehold improvements	139,603	115,198
Equipment	184,223	166,593
Construction in progress	15,460	15,274
	689,438	626,861
Less accumulated depreciation and amortization	(199,296)	(187,241)
Net property and equipment	$490,142	$439,620

    Depreciation and amortization expense for property and equipment for 2006, 2005, and 2004 was $27,491, $24,702, and $23,008, respectively.

5. Goodwill and Other Intangibles

Goodwill
 Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired related to the acquisitions of Creative Restaurants Inc ("CRI") and Kelley Restaurants, Inc. ("KRI"). The acquisitions of CRI and KRI took place on July 6, 2006 and December 29, 2004, respectively.  The Goodwill balance related to the acquisition of CRI is $6,682.  The Goodwill balance related to KRI increased from $7,458 in the prior year to $7,803 as a result of adjustments to the purchase price.   The acquisitions are included in Note 13.

Other Intangibles
 Other intangibles are comprised of the following:

(amounts in $000s)	2006	2005
Gross value of intangible assets subject to amortization	$2,291	$2,191
Accumulated Amortization	(639)	(452)
Intangible assets subject to amortization, net	1,652	1,739
Intangible assets with indefinite lives	500	340
Total intangible assets	$2,152	$2,079

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with the acquisitions of CRI during fiscal 2006 and KRI during fiscal 2005 (See Note 12), and are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively.  Amortization expense for 2006, 2005, and 2004 was $187, $167, and $120, respectively.  Total annual amortization expense for each of the next five years is approximately $200.

Intangible assets with indefinite lives consist of reacquired franchise rights acquired in connection with the acquisitions of KRI during fiscal 2005 and CRI during fiscal 2006 (see Note 12), and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, "Accounting for Pre-existing Relationships between the Parties to a Business Combination" ("EITF 04-1").

6. Other Assets
Other assets include capitalized software costs, investments related to our Non-qualified Plan, and deposits.  Capitalized software costs are amortized over the estimated useful lives and related amortization is included in depreciation and amortization expense.  Depreciation and amortization expense of capitalized software in 2006, 2005, and 2004 was $1,289, $2,076, and $1,730, respectively.

 7. Accrued Expenses
 Accrued expenses are comprised of the following:

(amounts in $000s)	2006	2005
Salaries and wages	$7,983	$8,314
Taxes payable	14,291	13,689
Insurance accruals	10,521	3,272
Other	5,228	5,633
	$38,023	$30,908

8. Other Long-term Liabilities

Other liabilities include deferred amounts related to our Non-qualified Plan.  The Non-qualified Plan allows highly compensated employees to defer amounts from their salaries for retirement savings.  The Non-qualified Plan includes an employer match equal to the amount of the match the employee would have received as a participant in our 401(k) plan.  Total liabilities for the Non-qualified Plan at September 27, 2006 and September 28, 2005 were $1,736 and $711, respectively.  In addition, other long-term liabilities includes the balance of deferred rent expense for escalating rent payments.

9. Income Taxes
 The components of the provision for income taxes consist of the following:

(amounts in $000s)	2006	2005	2004
Current:
Federal	$13,433	$12,088	$12,801
State	1,814	365	1,854
Deferred	(956)	1,769	192
Total income taxes	$14,291	$14,222	$14,847

The reconciliation of effective income tax is:
	2006	2005	2004
Tax at U.S. statutory rates	$14,802	$15,555	$14,853
State income taxes, net of federal benefit	1,135	270	1,277
Employer’s FICA tax credit	(1,417)	(1,138)	(1,030)
Jobs tax credit	(631)	(482)	(401)
Share-based payments	563	-	-
Other	(161)	17	148
Total income taxes	$14,291	$14,222	$14,847

 Income taxes paid totaled $14,796 in 2006, $13,066 in 2005, $13,815 and in 2004.

 Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates, and laws that will be in effect when the differences are expected to reverse. Our net deferred tax liability consists of the following:

(amounts in $000s)	2006	2005
Deferred tax assets:
Insurance reserves	$2,671	$1,227
Share-based payments	1,982	1,079
Accrued vacation	958	954
Other	325	845
Total deferred tax assets	5,936	4,105
Deferred tax liabilities:
Fixed asset basis difference	7,697	6,881
Other	166	107
Total deferred tax liabilities	7,863	6,988
Net deferred tax liability	(1,927)	(2,883)
Less current portion	3,873	2,600
Long-term liability	$(5,800)	$(5,483)

10. Leased Assets and Lease Commitments

 We lease certain physical facilities under non-cancelable lease agreements. Steak n Shake restaurant leases typically have initial terms of eighteen to twenty-five years and renewal terms aggregating twenty years or more. These leases require us to pay real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated by the Company’s subsidiaries, but have been subleased to third parties, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $65 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to the finance obligations and capital leases as of September 27, 2006, is as follows: $75,699 buildings, $64,559 land, $30,598 land and leasehold improvements, equipment $607 and $38,504 accumulated depreciation.  At September 27, 2006, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:

(Amounts in $000’s)				Operating Leases
	Finance Obligations	Capital Leases	Total	Operating Property	Non-Operating Property
Year
2007	$15,998	$131	$16,129	$10,368	$116
2008	16,036	91	16,127	10,327	116
2009	15,959	64	16,023	10,136	116
2010	15,667	64	15,731	9,445	61
2011	15,322	64	15,386	9,053	61
After 2011	86,455	-	86,455	79,127	77
Total minimum future rental payments	165,437	414	165,851	$128,456	$547
Less amount representing interest	104,408	34	104,442
Total principal obligations under leases	61,029	380	61,409
Less current portion	4,063	158	4,221
Non-current principal obligations under leases	56,966	222	57,188
Residual value at end of lease term	86,808	-	86,808
Obligations under leases	$143,774	$222	$143,996

During 2006, 2005, and 2004, the Company received net proceeds from sale and leaseback transactions aggregating $700, $650, and $600, respectively.

Contingent rent totaling $927 in 2006, $1,045 in 2005, and $697 in 2004 is recorded in rent expense in the accompanying consolidated statements of earnings.

11. Debt

Revolving Credit Agreement
We amended our Revolving Credit Agreement on September 11, 2006. Under the Agreement, the Company can borrow up to $50,000. The Revolving Credit Agreement expires on January 30, 2008 and bears interest at a rate based on LIBOR plus 55 basis points or the prime rate minus 100 basis points, at our election. At September 27, 2006 outstanding borrowings were $25,065 of which $15,000 is classified as non-current as this amount was refinanced subsequent to year end through debt issued under the Senior Note Agreement (See Note 17 "Subsequent Events").  The Revolving Credit Agreement had a blended rate of 5.9% at September 27, 2006.

Senior Note Agreement
Our amended and restated Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement") allows for additional borrowing of up to $75,000 until September 30, 2008. As of September 27, 2006, we had borrowings of $5,572 with an average interest rate of 7.6% under the Senior Note Agreement. Interest rates are fixed based upon market rates at the time of borrowing. Amounts maturing in fiscal years 2007 through 2010 are as follows: $2,429, $1,714, $714, and $715, respectively.  Subsequent to year end we borrowed an additional $15,000 under the Senior Note Agreement.  Proceeds were used to pay down borrowings under our Revolving Credit Agreement.  See Note 17 "Subsequent Events" for additional discussion.

Other Debt
We assumed four mortgages on properties in connection with the KRI acquisition, three of which were paid off during fiscal 2005. The amount outstanding under the remaining mortgage as of September 27, 2006 is $742, and bears interest at a fixed rate of 5%.  Principal payments in 2007 and 2008 are $83 and $70, respectively, with the remaining principal balance of $589 due at maturity in August 2008.

The Revolving Credit Agreement and Senior Note Agreement are unsecured and contain restrictions, which among other things, require us to maintain certain financial ratios. We were in compliance with all restrictive covenants under these borrowing agreements at September 27, 2006.  The carrying amounts for debt reported in the consolidated statement of financial position do not differ materially from their fair market values at September 27, 2006.

Interest capitalized in connection with financing additions to property and equipment amounted to $2,057, $906, and $502 in 2006, 2005, and 2004, respectively. Interest paid on debt amounted to $1,276 in 2006, $1,887 in 2005, and $1,829 in 2004.  Interest paid on obligations under leases was $11,980, $11,600 and $11,800 in 2006, 2005, and 2004, respectively.

12. Related Party Transactions

Sale of Restaurants to Related Party
On September 21, 2005, our wholly owned subsidiary, Steak n Shake Operations, Inc., entered into a Multiple Uniform Franchise Agreement (the "Agreement") and a Personal Property Sales Agreement with Reinwald Enterprises Emory, LLC and Reinwald Enterprises Wild Geese, LLC (collectively "Franchisee").  Gary T. Reinwald, Executive Vice President of the Company, is a member of both limited liability companies, and holds the majority of the equity in the Franchisee.  The aggregate consideration paid by the Franchisee for the Agreements was $1,800 for the purchase of two Company owned restaurants in the Knoxville, Tennessee market. We provided and did not participate in any of the financing related to this transaction.  Under the Agreement, the Franchisee will operate these two existing restaurants, which were previously owned and operated by Steak n Shake Operations, Inc. We have transferred our ownership and leasehold rights in the restaurants as well as all personal property located in the restaurants to the Franchisee.  We recorded revenues from the Franchisee totaling $118 in 2006.

Acquisition of Kelley Restaurants, Inc.
KRI was acquired by us on December 20, 2004.  The President of Kelley Restaurants, Inc. is a member of the Board of Directors of the Company.  See Note 14 "Acquisitions" for further discussion.  Prior to the acquisition, we collected initial franchise fees, royalty fees, and advertising fees from KRI. We recorded revenues from KRI totaling $390 and $1,706, in 2005 and 2004, respectively.

13.  Acquisitions

Creative Restaurants, Inc.
    On July 6, 2006 we completed our acquisition of CRI for $9,598, which included adjustments for working capital and other adjustments.  At the acquisition date, CRI operated eight Steak n Shake restaurants in Louisville, Kentucky.  This acquisition will allow us to further develop the Louisville  market, which is consistent with our long term growth plans.

    The transaction is being accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, ("SFAS 141"), "Business Combinations."  The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition.  The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill.  See Note 4 for further discussion of "Goodwill and Other Intangibles."  The allocation of the purchase price to specific assets and liabilities is based, in part, upon third party appraisals and internal estimates of assets and liabilities.  We are in the process of refining our internal fair value estimates primarily related to current liabilities.  Therefore, the allocation of the purchase price is preliminary and the final allocation may differ.  Based on the preliminary purchase price allocation, the following table summarized the fair value of the assets acquired and liabilities assumed at the acquisition date.

(Amounts in 000's)
Current assets	$169
Property and equipment	2,648
Goodwill (tax deductible)	6,682
Intangible assets	260
Total assets acquired	9,759

Current liabilities	88
Long-term debt	73
Total liabilities assumed	161

Net assets acquired	$9,598

    Proforma disclosures have been omitted as the acquisition was not significant.

Kelley Restaurants, Inc.
    On December 29, 2004, we acquired KRI for approximately $16,082 after adjustments.  This acquisition included 17 Steak n Shake restaurants in Atlanta, Georgia and Charlotte, North Carolina.  The President of KRI is a member of our board of directors.

The transaction was accounted for using the purchase method of accounting as required by SFAS 141.  The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition.  The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill.  See Note 4 for further discussion of "Goodwill and Other Intangibles."  The allocation of the purchase price to specific assets and liabilities is based, in part, upon third party appraisals and internal estimates of assets and liabilities.  Based on the final purchase price allocation, the following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date.

(Amounts in 000's)
Current assets	$617
Property and equipment	21,660
Goodwill (not deductible for tax purposes)	7,803
Intangible assets	1,051
Other assets	46
Total assets acquired	31,177

Current liabilities	3,723
Deferred income taxes	925
Obligations under lease	6,486
Long-term debt	3,961

Total liabilities assumed	15,095

Net assets acquired	$16,082

    Proforma disclosures have been omitted as the acquisition was not significant.

14.	Common Stock Plans

We maintain stock-based compensation plans which allow for the issuance of incentive stock options, non-qualified stock options, and restricted stock to officers, other key employees, and to members of the Board of Directors. We also maintain an Employee Stock Purchase Plan (the "ESPP") that allows all eligible employees to purchase shares of stock at a discounted price. We generally use treasury shares to satisfy the issuance of shares under these stock-based compensation plans.  Prior to fiscal year 2006, we accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations ("APB 25"). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the ESPP was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of restricted stock had been recognized in the income statement under APB 25.  As discussed in Note 1, effective September 29, 2005, we adopted the fair value recognition provisions of SFAS 123(R). This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, we recognize compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma disclosures. Compensation expense in fiscal years 2005 and 2004 related to stock options and the employee stock purchase plan continues to be disclosed on a pro forma basis only. In accordance with the modified prospective transition method, we also eliminated the balance of Unamortized Value of Restricted Shares, which represented unrecognized compensation cost for non-vested stock awards. Financial statements for prior periods have not been restated.

    SFAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS 123(R) was not material.

    Certain of our stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service. Under SFAS 123(R), awards granted after September 28, 2005 require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date. For awards granted on or before September 28, 2005, we accelerate compensation expense only in cases where a retirement eligible employee is expected to cease continuous service prior to an award's vesting date. If the new provisions of SFAS 123(R) had been in effect for awards prior to September 29, 2005, compensation expense would not have been materially affected during the years ended September 28, 2005 and September 29, 2004, respectively.

The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation in fiscal year 2005 and 2004.

	September 28,	September 29,
	2005	2004

Net earnings as reported	$30,222	$27,591
Less pro forma compensation expense, net of tax	(2,172)	(1,483)
Pro forma net earnings	$28,050	$26,108

Basic earnings per share as reported	$1.10	$1.01
Pro forma basic earnings per share	$1.02	$.95

Diluted earnings per share as reported	$1.08	$1.00
Pro forma diluted earnings per share	$1.00	$.94

   The weighted average fair value of shares granted during the years ended September 27, 2006, September 28, 2005 and September 29, 2004 was $6.05, $6.19, and $6.31, respectively.  We estimate the fair value of each grant using the Black-Scholes option-pricing model.  Expected volatilities are generally based on historical volatility of our stock.  We use historical data to estimate the expected life and groups of employees that have similar historical behaviors are considered separately for valuation purposes.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options. The fair value estimates are based on the following weighted average assumptions:

	2006	2005	2004

Risk-free interest rate	4.5%	3.7%	2.0%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	28%	31%	38%
Expected life in years	5.4 years	5 years	5 years

Capital Appreciation Plan
 The 1997 Capital Appreciation Plan provides for tandem awards of Common Stock (restricted shares) and book units of up to 1,067,187 shares and related units. These awards are restricted for a period of three years and are returnable to us if the grantee is not employed (except for reasons of retirement, permanent disability or death) by us at the end of the period. The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share of the common stock and dividends paid per share during the period, as adjusted for stock dividends/splits. The total value of the stock grant (based upon market value at the date of the grant) is amortized to compensation expense ratably over the three-year period. The total number of shares and book units granted under the 1997 Plan for which restrictions have not lapsed was 374,500 at September 27, 2006, and 268,700 at September 28, 2005.  At September 27, 2006, 275,122 shares were reserved for future grants. The weighted average fair value of shares vested during the years ended September 27, 2006, September 28, 2005 and September 29, 2004 was $362, $54, and $1,668, respectively.  The average remaining period for which restrictions had not lapsed at September 27, 2006 was 1.24 years. The amount charged to expense under the Plans was $2,044 (net of tax, $1,330) in 2006, $1,634 (net of tax, $1,062) in 2005, and $860 (net of tax, $559) in 2004.  Total unrecognized compensation cost at September 27, 2006 was $2,728.

The following table summarizes the activity under the Capital Appreciation Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at September 28, 2005	268,700	$16.30
Granted	135,500	17.57
Forfeitures	(9,700)	16.56
Vested	(20,000)	10.70
Nonvested shares at September 27, 2006	374,500	$17.05

Employee Stock Option Plans
 On February 8, 2006, our shareholders approved the 2006 Employee Stock Option Plan (the "2006 Plan").  The 2006 Plan provides for the granting of up to 750,000 shares of common stock plus the number of shares that are subject to awards granted thereunder that terminate or expire or are cancelled, forfeited, exchanged or surrendered during the term of the 2006 Plan without being exercised or fully vested.  Options granted under the 2006 Plan are exercisable as to 25% on each anniversary of the date of grants until fully exercisable.  The options expire ten years from the date of the grant and are issued with an exercise price equal to the fair market value of a share of common stock on the date of grant.  Options are granted under the 2006 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors.  As of September 27, 2006, 309,100 options have been granted under the 2006 Plan and 440,900 shares are available for future issuance.

    The 1997 Employee Stock Option Plan as amended (the "1997 Plan") provides for the granting of up to 1,745,313 stock options. Options granted under the 1997 Plan through 2005 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire either five or ten years from the date of grant and are issued with an exercise price equal to the fair market value of the underlying stock on the date of grant. Options are granted under the 1997 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors. As of September 27, 2006, 1,537,491 options have been granted under the 1997 Plan, and 207,822 shares are available for future issuance.

 The 1995 Employee Stock Option Plan (the "1995 Plan") provides for the granting of up to 686,297 stock options. Options granted under the 1995 Plan are primarily incentive stock options exercisable on the same terms as the 1997 Plan. Options were granted under the 1995 Plan to officers and key employees selected by the Stock Option Committee. At September 27, 2006, 634,543 options have been granted under the 1995 Plan and no shares are available for future issuance.

Non-Employee Director Stock Option Plans
Our Non-employee Director Stock Option Plans provide for the grant of non-qualified stock options at a price equal to the fair market value of the common stock on the date of the grant. Options outstanding under each plan through fiscal 2005 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. Options outstanding that were issued in fiscal 2006 are exercisable as to 25% on each anniversary of the date until fully exercisable.  The options expire five years from the date of grant.  At September 27, 2006, 202,000 options have been granted under the Non-employee Director Stock Option Plans and 72,000 shares are available for future issuance.

 The following table summarizes the options activity under all of our Stock Option Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 28, 2005	1,386,626	$16.02
Granted	401,474	17.65
Exercised	(165,532)	12.02
Canceled or forfeited	(60,766)	18.18
Outstanding at September 27, 2006	1,551,802	$16.79	3.83 years	$1,723
Exercisable at September 27, 2006	900,742	$15.96	2.12 years	$1,603

    During fiscal 2006, $1,791 ($1,589, net of tax) was charged to expense related to the stock option plans.  The total intrinsic value of options exercised during the years ended September 27, 2006, September 28, 2005 and September 29, 2004 was $978, $2,372, and $1,913, respectively. Total unrecognized stock option compensation cost at September 27, 2006 was $2,407 and is expected to be recognized over a weighted average period of 2.71 years.  Prior to the adoption of SFAS 123(R), we did not record any compensation expense for stock options.

Employee Stock Purchase Plan
Under the ESPP, a maximum of 1,852,545 shares of Common Stock are available for issuance to all eligible employees as determined by the Board of Directors subject to a limitation of 150,000 shares per year. Unissued shares in any given calendar year are available to increase the annual maximum number of shares issuable in subsequent years. Employees may purchase shares of Common Stock through payroll deductions ranging from 2% to 10% of compensation up to a maximum fair market value of $10 or a maximum purchase of 1,000 shares per year, whichever is less, within the limitations of the offering. Shares are purchased at a 15% discount from the lesser of the share price on the first or last day of the year. Shares purchased under the plan were 93,309 in 2006, 102,830 in 2005, and 146,787 in 2004.  During fiscal 2006, $395 was charged to expense related to the Plan.  Total unrecognized compensation cost at September 27, 2006 was $110 and is expected to be recognized over a weighted average period of .25 years.  Prior to the adoption of SFAS 123(R), we were not required to record compensation expense for the ESPP.

15. Commitments and Contingencies
We are involved in various legal proceedings and have certain unresolved claims pending.  We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

16. Supplemental Disclosures of Cash Flow Information
 During fiscal 2006, we issued 135,500 shares of restricted stock totaling $2,381, entered into capital leases of $275, had retirements of $190 and had $3,000 of capital expenditures in accounts payable at year end.  During 2005 we issued 139,700 shares valued at $2,478 and had $1,081 of capital expenditures in accounts payable at year end.  During 2004, we issued 136,000 shares valued at $2,104 and entered into capital leases for equipment of $250, and for building and land improvements of $821.  Also, in 2004 we had $884 of capital expenditures in accounts payable at year end.

17. Stock Repurchase
 During fiscal 2006, we repurchased a total of 20,400 shares of the Company's common stock for a total of $312.  The share repurchase program previously authorized by the Board of Directors was announced on November 16, 2005.  The program allows for the repurchase of up to three million shares for a period of two years.  There are currently 2,979,600 shares that may yet be purchased under the share repurchase program.

18. Subsequent Events
Subsequent to the end of our fiscal year, we borrowed $15,000 under our Senior Note Agreement bearing interest at a fixed rate.  The notes were issued pursuant to the Senior Note Agreement.  Principal payments are to be paid one-third each year commencing October 27, 2009.  Interest, based on a fixed rate of 5.66%, is required to be paid quarterly.  Proceeds from the borrowings were used to pay down a portion of the outstanding balance under our Revolving Credit Agreement.

19. Quarterly Financial Data (Unaudited)

(amounts in $000's except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended September 27, 2006 (52 weeks) (1)
Total Revenues	$138,741	$197,657	$150,400	$152,024
Gross Profit (2)	36,541	53,636	42,138	40,196
Costs and Expenses	131,876	184,471	139,330	140,853
Earnings Before Income Taxes	6,865	13,186	11,069	11,172
Net Earnings	4,659	8,531	7,315	7,496
Diluted Earnings per Common and Common Equivalent Share	$.17	$.30	$.26	$.27

For the year ended September 28, 2005 (52 weeks) (1)
Total Revenues	$126,527	$186,823	$147,854	$145,708
Gross Profit (2)	33,356	51,111	41,612	41,709
Costs and Expenses	118,783	173,684	136,046	133,955
Earnings Before Income Taxes	7,744	13,139	11,808	11,753
Net Earnings	5,112	8,683	7,771	8,656
Diluted Earnings per Common and Common Equivalent Share	$.18	$.31	$.29	$.31

(1)   Our fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively.
(2)   We define gross profit as revenue less cost of sales and restaurant operating costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)) as of September 27, 2006, our Chief Executive Officer and Chief Financial officer have concluded, that the Company’s disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 27, 2006 that have materially affected, or are reasonably likely to materially affect our  internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Steak n Shake Company

We have audited management's assessment, included in the accompanying Management’s Report on Responsibility for Financial Reporting, that The Steak n Shake Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 27, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 27, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 27, 2006 of the Company and our report dated December 8, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
December 8, 2006

Management’s Report on Internal Control Over Financial Reporting

The management of The Steak n Shake Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the company’s board of directors, principal executive and principal financial officers, and effected by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material impact on the financial statements.

•
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

Management has evaluated the effectiveness of its internal control over financial reporting as of September 27, 2006 based on the criteria set forth in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of September 27, 2006, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of September 27, 2006 has been audited by Deloitte & Touche, LLP, the Company’s independent registered public accounting firm, as stated in their report which is included herein.

/s/ Peter M. Dunn           /s/ Jeffrey A. Blade
Peter M. Dunn                              Jeffrey A. Blade
President and                              Senior Vice President
Chief Executive Officer               and Chief Financial Officer

ITEM 9B.  OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions "Election of Directors", "Committees and Meetings of the Board of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Miscellaneous - Code of Business Conduct and Ethics" in our definitive Proxy Statement relating to our 2007 Annual Meeting of Shareholders is incorporated herein by reference. Certain information relating to our executive officers is included in Part I of this Form 10-K under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information included under the captions "Compensation of Directors", "Compensation of Executive Officers", "Summary Compensation Table", "Options/SAR Grants in Last Fiscal Year", "Aggregated Option Exercises in Fiscal 2006 and Fiscal Year End Option Values", "Long Term Incentive Plans - Awards in Last Fiscal Year", "Report of the Compensation Committee", and "Company Performance" in our definitive Proxy Statement relating to our 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the caption "Ownership of Common Stock" in our definitive Proxy Statement relating to our 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement relating to our 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included in Appendix A in our definitive Proxy Statement relating to our 2007 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

1. Financial Statements. The following table sets forth the financial statements filed as a part of this report:

Consolidated Statements of Financial Position at September 27, 2006 and September 28, 2005

For the years ended September 27, 2006, September 28, 2005, and September 29, 2004:
Consolidated Statements of Earnings
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm
Management's Report on Internal Control over Financial Reporting

2. Financial Statement Schedules.

All schedules for the years ended September 27, 2006, September 28, 2005, and September 29, 2004 have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

3. Exhibits. The following exhibits are filed as a part of this Annual Report on Form 10-K.

3.01
Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002. (Incorporated by reference to the Registrant's definitive Proxy Statement dated December 19, 2001, related to the 2002 Annual Meeting of Shareholders).

3.02	Restated Bylaws of The Steak n Shake Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, dated March 20, 2006).

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

4.13
Amendment No. 4 to the Amended and Restated Note Purchase and Private Shelf Agreement dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

4.14
Sixth Amendment to Credit Agreement by and between The Stake n Shake Company and Fifth Third Bank, Indiana (Central) dated September 11, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 15, 2006.

10.01 *
Letter from the Registrant to Alan B. Gilman dated June 27, 1992. (Incorporated by reference to Exhibit 19.13 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992.

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

10.15*	Summary Sheet of 2007 Compensation

10.16*	The Steak n Shake Non Qualified Savings Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 22, 2004.)

10.17	Multiple Unit Franchise Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 27, 2005.)

10.18	Contract for Purchase and Sale of Real Estate (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed September 27, 2005).

10.19	Personal Property Sales Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed September 27, 2005.)

10.20	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed September 27, 2005).

10.21*	The Steak n Shake 2005 Director Stock Option Plan (incorporated by reference to Appendix B to 2004 Proxy Statement dated December 20, 2004 related to the 2005 Annual Meeting of Shareholders).

10.22*	Employment Agreement for Wayne Kelley (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 29, 2004).

10.23
Amendment to Note Purchase and Private Shelf Agreement to extend maturity date to September 30, 2008 (incorporated by reference to Exhibit 10.1 to  the Registrant's Current report on Form 8-K filed November 17, 2005).

10.24*	2006 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 8, 2006).

10.25*	2006 Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 8, 2006).

10.26*	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated February 8, 2006).

10.27	Amendment to Employment Agreement between Wayne Kelley and Stake n Shake Operations, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated March 24, 2006).

10.28	Senior Note Agreement with Prudential Insurance Company of America dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

10.29	Senior Note Agreement with Pruco Life Insurance Company dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

10.30	Senior Note Agreement with United Omaha Life Insurance Company dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

13.01	Portions of the Annual Report to Shareholders for the Year Ended September 29, 2004 incorporated by reference into this Form 10-K.

14.01	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated March 24, 2006).

21.01	Subsidiaries of the Registrant.

23.01	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.01	Section 1350 Certifications.

* Indicates management contract or compensatory plans or arrangements required to be filed as an Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 8, 2006.

THE STEAK N SHAKE COMPANY
By: /s/ Jeffrey A. Blade________
Jeffrey A. Blade
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 8, 2006.

/s/ Jeffrey A. Blade	Senior Vice President and Chief Financial Officer
Jeffrey A. Blade	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter M. Dunn	Chief Executive Officer and Director
Peter M. Dunn	(Principal Executive Officer)

/s/ Alan B. Gilman	Chairman and Director
Alan B. Gilman

/s/ Wayne L. Kelley	Director
Wayne L. Kelley

/s/ Charles E. Lanham	Director
Charles E. Lanham

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

/s/ J. Fred Risk	Director
J. Fred Risk

/s/ Dr. John W. Ryan	Director
Dr. John W. Ryan

/s/ Stephen M. Schmidt	Director
Stephen M. Schmidt

/s/ Edward W. Wilhelm	Director
Edward W. Wilhelm

/s/ James Williamson, Jr.	Director
James Williamson, Jr.

THE STEAK N SHAKE COMPANY AND SUBSIDIARIES

Index to Exhibits

Number	Description

(3)	3.01
Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002.  (Incorporated by reference to the Registrant's definitive Proxy Statement dated December 19, 2001 related to the 2002 Annual Meeting of Shareholders).

3.02	Restated Bylaws of The Steak n Shake Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, dated March 20, 2006).

(4)	4.01
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

4.13
Amendment No. 4 to the Amended and Restated Note Purchase and Private Shelf Agreement dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K dated November 2, 2006).

4.14
Sixth Amendment to Credit Agreement by and between The Stake n Shake Company and Fifth Third Bank, Indiana (Central) dated September 11, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 15, 2006.

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

10.24*	2006 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 8, 2006).

10.25*	2006 Incentive Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 8, 2006).

10.26*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Registrants's Current Report on Form 8-k dated February 8, 2006).

10.27*	Amendment to Employment Agreement between Wayne Kelley and Steak n Shake Operations, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report dated March 24, 2006).

(11)	No exhibit.

(12)	No exhibit.

(13)	13.01	Portions of the Annual Report to Shareholders for the Year Ended September 28, 2005 incorporated by reference into this Form 10-K.

(14)	14.01	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated March 24, 2006).

(18)	No exhibit.

(21)	21.01	Subsidiaries of the Registrant.

(22)	No exhibit.

(23)	23.01	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

(24)	No exhibit.

(27)	No exhibit.

(31)	31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

(32)	32.01	Section 1350 Certifications.

32.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

* Indicates management contracts or compensatory plans or arrangements required to be filed as an Exhibit.