Form 10-Q
period 2006-12-20
STEAK & SHAKE CO
filed 2007-01-29
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(for the twelve weeks ended December 20, 2006)

OR

    [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(for the transition period from _____ to ______)

Commission file number 0-8445

THE STEAK N SHAKE COMPANY
(Exact name of registrant as specified in its charter)
INDIANA (State or other jurisdiction of incorporation or organization)	37-0684070 (I.R.S. Employer Identification No.)
36 S. Pennsylvania Street, Suite 500 Indianapolis, Indiana	46204
( Address of principal executive offices)	(Zip Code)
(317) 633-4100
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes _ No X.

Number of shares outstanding of the registrant’s Common Stock as of January 24, 2007 was:  28,207,801

THE STEAK N SHAKE COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Statements of Financial Position
The Steak n Shake Company (Unaudited)
(Amounts in $000s except share and per share data)
	December 20, 2006	September 27, 2006

Assets:
Current Assets
Cash	$5,152	$4,820
Receivables, net	4,085	5,858
Inventories	7,137	7,018
Deferred income taxes	2,972	3,873
Assets held for sale	2,612	4,514
Other current assets	6,407	4,837
Total current assets	28,365	30,920

Net property and equipment	500,848	490,142
Goodwill	14,516	14,485
Other intangible assets, net	2,109	2,152
Other assets	8,140	4,822
Total assets	$553,978	$542,521
Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$38,443	$28,262
Accrued expenses	31,943	38,023
Line of credit	13,800	10,065
Current portion of long-term debt	2,512	2,512
Current portion of obligations under leases	3,623	4,221
Total current liabilities	90,321	83,083
Deferred income taxes	5,550	5,800
Other long-term liabilities	4,199	3,805
Obligations under leases	142,909	143,996
Long-term debt	18,788	18,802

Commitments and Contingencies
Shareholders' Equity:
Common stock — $.50 stated value, 50,000,000 shares
authorized — shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	124,676	123,860
Retained earnings	177,381	173,216
Treasury stock — at cost: 2,130,404 shares as of December 20, 2006	(25,012)	(25,207)
2,170,332 shares at September 27, 2006
Total shareholders' equity	292,211	287,035
Total liabilities and shareholders’equity	$553,978	$542,521
See accompanying notes.

Condensed Consolidated Statements of Earnings
The Steak n Shake Company
(Unaudited)
(Amounts in thousands, except share and per share data)
	Twelve Weeks Ended
	December 20,	December 21,
	2006	2005
Revenues
Net sales	$146,458	$137,852
Franchise fees	808	889
Total revenues	147,266	138,741

Costs and Expenses
Cost of sales	33,070	31,520
Restaurant operating costs	75,468	69,791
General and administrative	13,555	12,472
Depreciation and amortization	7,226	6,397
Marketing	6,426	5,852
Interest	3,133	2,787
Rent	3,048	2,534
Pre-opening costs	934	1,179
Provision for restaurant closings	(66)	-
Other income, net	(405)	(656)
Total costs and expenses	142,389	131,876

Earnings Before Income Taxes	4,877	6,865

Income Taxes	712	2,206

Net Earnings	$4,165	$4,659

Net Earnings Per Common and Diluted Earnings Per Share

Basic Earnings Per Common and Common Equivalent Share	$.15	$.17
Diluted Earnings Per Common and Common Equivalent Share	$.15	$.17

Weighted Average Shares and Equivalents:
Basic	27,907,125	27,631,153
Diluted	28,131,733	27,929,453

See accompanying notes.

Condensed Consolidated Statements of Cash Flows The Steak n Shake Company (Unaudited)
(Amounts in $000's)	Twelve Weeks Ended
	December 20,	December 21,
	2006	2005
Operating Activities
Net earnings	$4,165	$4,659
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,226	6,397
Provision for deferred income taxes	651	3,324
Provision for restaurant closings	(66)	-
(Gain)/loss on disposal of property and equipment	(12)	334
Non-cash expense for stock-based compensation and deferred rent	846	892
Changes in receivables and inventories	1,654	(1,092)
Changes in other assets	(2,199)	(2,216)
Changes in accounts payable and accrued expenses	4,808	5,211
Net cash provided by operating activities	17,073	17,509

Investing Activities
Additions of property and equipment	(23,673)	(16,888)
Proceeds from property and equipment disposals	3,938	-
Net cash used in investing activities	(19,735)	(16,888)

Financing Activities
Payments on the line of credit facility, net	(11,265)	-
Proceeds from long-term debt	15,000	-
Principal payments on long-term debt	(14)	(32)
Proceeds from equipment and property leases	-	700
Principal payments on lease obligations	(1,006)	(950)
Excess tax benefit from stock-based awards	62	-
Proceeds from exercise of stock options	217	81
Net cash provided by (used in) financing activities	2,994	(201)

Increase in Cash	332	420

Cash at Beginning of Period	4,820	3,063

Cash at End of Period	$5,152	$3,483

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

In our opinion, all adjustments considered necessary to present fairly the consolidated statement of financial position as of December 20, 2006, and the consolidated statements of earnings and cash flows for the twelve weeks ended December 20, 2006 and December 21, 2005, have been included.

The consolidated statements of earnings for the twelve weeks ended December 20, 2006 and December 21, 2005 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2006.

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during the period. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by SFAS No. 128, Earnings Per Share:

	Twelve Weeks Ended
	December 20,	December 21,
	2006	2005
Basic earnings per share:
Weighted average common shares	27,907,125	27,631,153

Diluted earnings per share:
Weighted average common shares	27,907,125	27,631,153
Diluted effect of share-based awards	224,608	298,300
Weighted average common and incremental shares	28,131,733	27,929,453
Number of share-based awards excluded from the calculation of earnings per share as the award's exercise prices were greater than the average market price of the Company's common stock	437,441	401,048

Net Property and Equipment
Net property and equipment consists of the following:

	December 20,	September 27,
	2006	2006

Land	$187,095	$184,741
Buildings	168,825	165,411
Land and leasehold improvements	140,363	139,603
Equipment	190,109	184,223
Construction in progress	19,268	15,460
	705,660	689,438
Less accumulated depreciation and amortization	(204,812)	(199,296)
Net property and equipment	$500,848	$490,142

Assets Held for Sale
Assets held for sale consists of property and equipment related to under-performing restaurants and land that is currently being marketed for disposal. The balance at December 20, 2006 is comprised of: Land and Buildings - $2,465; Land and Leasehold Improvements - $92; and Equipment - $55. The balance at September 27, 2006 consisted of: Land and Buildings - $4,197; Land and Leasehold Improvements - $190; and Equipment -$127.

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisitions of Creative Restaurants Inc ("CRI") and Kelley Restaurants, Inc. ("KRI") on July 6, 2006 and December 29, 2004, respectively. Goodwill increased by $31 during the quarter ended December 20, 2006 relating to an adjustment to the assumed liabilities recorded at the acquisition date of CRI.  The purchase price allocation for CRI is preliminary.  We are in the process of refining our internal fair value estimates primarily related to current liabilities.  We anticipate that we will complete this process prior to the end of our fiscal third quarter of 2007.

Other Intangibles
Other intangibles are comprised of the following:

	December 20, 2006	September 27, 2006
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulated amortization	(682)	(639)
Intangible assets subject to amortization, net	1,609	1,652
Intangible assets with indefinite lives	500	500
Total intangible assets	$2,109	$2,152

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with the acquisitions of CRI during fiscal 2006 and KRI during fiscal 2005, and are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively.  Amortization expense for the first quarter of 2006 and 2005, was $43 and $43, respectively.  Total annual amortization for each of the next five years is approximately $200.

Intangible assets with indefinite lives consist of reacquired franchise rights acquired in connection with the acquisitions of CRI during fiscal 2006 and KRI during fiscal 2005 and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, "Accounting for Pre-existing Relationships between the Parties to a Business Combination" ("EITF 04-1").

Borrowings under our Senior Notes
Our amended and restated Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement") allows for borrowings of up to $75,000 until September 30, 2008. During the current quarter, we borrowed $15,000 under our Senior Note Agreement at a fixed interest rate of 5.66%.  Principal payments are to be paid one-third each year commencing October 27, 2009.  Interest is required to be paid quarterly.  Proceeds from the borrowings were used to pay down a portion of the outstanding balance under our Revolving Credit Agreement ("line of credit").

Income Taxes
Our effective income tax rate decreased to 14.6% from 32.1% in the same period in the prior year primarily due to the impact of the extension of the Work Opportunity and Welfare to Work Tax Credits retroactive to January 1, 2006.  The benefit recorded during this quarter for the period from January 1, 2006 to prior year end that related to the aforementioned tax credit extension totaled approximately $650.  In addition, current quarter adjustments to prior year estimated federal income tax credits of approximately $200 were recorded.

Supplemental Cash Flow Information
During the twelve week period ended December 20, 2006, we issued 4,000 shares of restricted stock under our Capital Appreciation Plan with a market value of $72, and we had $2,282 of capital expenditures in accounts payable at the end of the quarter. During the twelve week period ended December 21, 2005, we issued 20,000 shares of restricted stock under our Capital Appreciation Plan with a market value of $363, and we had $3,562 of capital expenditures in accounts payable at the end of the quarter.

Commitments and Contingencies
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

Quarter Highlights:
•	Total revenues increased $8,525 or 6.1% to $147,266 for the twelve weeks ended December 20, 2006 as compared to the same period in the prior year.
•	Net earnings were $4,165, as compared to $4,659 in the same period in the prior year.
•	Diluted earnings per share was $0.15 for the twelve weeks ended December 20, 2006 compared to $0.17 per share in the prior year.
•	Same store sales decreased by 1.7% for the quarter. This decrease was due to a 3.8% decrease in guest counts offset by a 2.1% increase in average guest expenditure.

In the current quarter, we opened five Company-owned restaurants and one franchised unit.  We continue to prepare for accelerated expansion as we execute our five year strategic plan.  We plan to open an additional ten Company-owned restaurants and six franchised units through the remainder of 2007.

During the first quarter, same store sales declined by 1.7%, improving from a 3.4% same store sales decline in the fourth quarter of fiscal 2006. Earnings were down versus prior year as expected given a difficult same store sales environment and the impact of higher wage rates prior to our price increase at the beginning of our second quarter in 2007.

Improving same store sales remains our highest priority and during the quarter we executed several initiatives to drive trend improvement. In November we dropped an incremental coupon designed to generate guest traffic in the pre-holiday period when consumer programming has traditionally been limited. Expansion of our holiday Milkshakes, with the introduction of two new limited time premium Milkshakes, White and Dark Chocolate with Holiday Fudge, was well received by customers, generating sales higher than the prior year’s promotion and contributing to the improving same store sales trend.  We are continuing to focus on new product innovation including the Company-wide launch of Fruit n Frozen Yogurt Milkshakes which occurred just after quarter end. In addition, new product testing is continuous with rollout of new products planned throughout the remainder of fiscal 2007.

During the year, we will review all aspects of the organization to ensure that we are in a strong position to gain sales and have a sustainable earnings momentum going forward.  In addition, we will continue reviewing all under-performing stores.  Based on our analysis, we will develop a plan to improve each store's performance or dispose of the assets in instances where we believe doing so is in our best interest.

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

Insurance Reserves
We self-insure a significant portion of expected losses under our workers' compensation, general liability, and auto liability insurance programs. In 2006, we began to self-insure our group health insurance risk.  We purchase reinsurance for individual and aggregate claims that exceed predetermined limits. We record a liability for all unresolved claims and our estimates of incurred but not reported ("IBNR") claims at the anticipated cost to us. The liability estimate is based on information received from insurance companies, combined with management's judgments regarding frequency and severity of claims, claims development history, and settlement practices. Significant judgment is required to estimate IBNR claims as parties have yet to assert a claim and therefore the degree to which injuries have been incurred, and the related costs, have not yet been determined. Additionally, estimates about future costs involve significant judgment regarding legislation, case jurisdictions and other matters. Accordingly, management believes that estimates related to self-insurance reserves are critical.

Income Taxes
We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, we would record a valuation allowance against the unrealizable amount, and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, we believe estimates related to income taxes are critical.

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

Leases
We lease certain properties under operating leases.  We also have many lease agreements that contain rent holidays, rent escalation clauses and/or contingent rent provisions.  We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty.  We use a time period for our straight-line rent expense calculation that equals or exceeds the time period used for depreciation.  In addition, the rent commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take access to the grounds for buildout.  As the assumptions inherent in determining lease commencement and lease expiration dates and other related complexities of accounting for leases involve significant judgment, management has determined that lease accounting is critical.

Results of Operations
The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in our consolidated statements of earnings for the periods indicated:

	Twelve Weeks Ended
	December 20,	December 21,
	2006	2005
Revenues
Net sales	99.5%	99.4%
Franchise fees	0.5	0.6
Total Revenue	100.0	100.0
Costs and Expenses
Cost of sales(1)	22.6	22.9
Restaurant operating costs(1)	51.5	50.6
General and administrative	9.2	9.0
Depreciation and amortization	4.9	4.6
Marketing	4.4	4.2
Interest	2.1	2.0
Rent	2.1	1.8
Pre-opening costs	0.6	0.8
Store Closing Reserve	(0.0)	0.0
Other income, net	(0.3)	(0.5)
Total costs and expenses	96.7	95.1

Earnings Before Income Taxes	3.3	4.9

Income Taxes	0.5	1.6

Net Earnings	2.8%	3.4%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended December 20, 2006 to Twelve Weeks Ended December 21, 2005
(Amounts in $000's)

Net Earnings
Net earnings decreased $494 (10.6%) to $4,165, or $0.15 per diluted share, as compared with net earnings of $4,659 or $0.17 per diluted share, for the first quarter of fiscal 2006.  Other significant effects on net earnings include an increase in depreciation expense as a percentage of revenue as well as increased restaurant operating costs as a percentage of net sales. Increases were offset by a significant reduction in our effective tax rate due primarily to the extension of the Work Opportunity and Welfare to Work Credits.

Revenues
Net sales increased $8,606 (6.2%) to $146,458 primarily due to the increase in Company-owned restaurants offset by a decrease in same store sales.  At the end of the current quarter, we operated 434 Company-owned restaurants compared to 404 at the end of the same quarter in the previous year.  The same store sales decrease of 1.7% consists of a 2.1% increase in check average offset by a decrease in guest traffic of 3.8%.  The increase in check average results primarily from a 2.1% weighted average menu price increase and favorable mix driven by Bits n PiecesTM MilkShakes, partially offset by the impact of the incremental November couponing.

Costs and Expenses
Cost of sales increased $1,550 (4.9%) to $33,070 primarily due to increased net sales. Cost of sales as a percentage of net sales decreased to 22.6% from 22.9%, as a result of food cost control measures and the impact of the increase in menu prices.

Restaurant operating costs increased $5,677 (8.1%) to $75,468 due to increased net sales and higher costs in operating components. Restaurant operating costs as a percentage of net sales increased from 50.6% to 51.5%, primarily due to increases in labor costs as a result of increases in minimum wages, insurance costs and the impact of a decline in guest counts.

General and administrative expenses increased $1,083 (8.7%) to $13,555, and increased to 9.2% as a percentage of total revenue, compared to 9.0% in the same period in the prior year. Included in General and administrative expenses in the current quarter are charges for severance and employee search fees of $322 as a result of the realignment and consolidation of positions as we continue to review all aspects of our organization.

Depreciation and amortization expense increased $829 (13.0%) to $7,226. The increase is attributable to additional restaurants, including the eight restaurants that were acquired from Creative Restaurants, Inc. ("CRI") in the fourth quarter of the prior fiscal year as well as new restaurants that were constructed over the past year. As a percentage of total revenues, depreciation and amortization expense increased to 4.9% from 4.6% in the prior year.

Marketing expense increased $574 (9.8%) to $6,426, and as a percentage of total revenue increased to 4.4% from 4.2% in the same period in the prior year. The increase in marketing expense was primarily due to the addition of a coupon drop during the first quarter of fiscal 2007 that did not occur in the first quarter of fiscal 2006.

Interest expense increased $346 (12.4%) to $3,133.  The increase is a result of increased net borrowings under our Senior Note Agreement, partially offset by lower capital lease balances.

Rent expense increased $514 (20.3%) to $3,048 as a result of an increased number of restaurants, primarily due to the restaurants acquired from CRI.  As a percentage of total revenue, rent expense increased from 1.8% to 2.1% largely due to the increased number of rented units and the decline in same store sales.

Pre-opening costs decreased $245 (20.8%) to $934, due to a decreased number of units opening in the quarter versus the prior year. During the quarter, we opened five new restaurants compared to six in the same period in the prior year.

Income Taxes
Our effective income tax rate decreased to 14.6% from 32.1% in the same period in the prior year primarily due to the impact of the extension of the Work Opportunity and Welfare to Work Tax Credits retroactive to January 1, 2006.  The benefit recorded during this quarter for the period from January 1, 2006 to prior year end that related to the aforementioned tax credit extension totaled approximately $650.  In addition, current quarter adjustments to prior year estimated federal income tax credits of approximately $200 were recorded.

Liquidity and Capital Resources
During the twelve week period ended December 20, 2006, we opened five Company-owned Steak n Shake restaurants and one franchised restaurant.  In the twelve week period ended December 21, 2005, we opened six Company-owned Steak n Shake restaurants and two franchised locations. For the twelve weeks ended December 20, 2006, capital expenditures totaled $23,673 as compared to $16,888 for the same period in the prior year. In addition we received proceeds of $3,938 from the sale of three properties.

We anticipate opening at least ten new Steak n Shake restaurants during the remainder of fiscal year 2007, for a total of 15 new Company-owned stores.  The average cost of a new Company-operated Steak n Shake restaurant, including land, site improvements, building and equipment is approximately $2,000 to $2,500. Total capital expenditures for fiscal year 2007 are estimated to be $75,000 to $85,000 which includes corporate expenditures and existing location expenditures, with a net capital spend of approximately $45,000 to $55,000, assuming $25,000 to $35,000 from the sale of real estate, primarily through sale-leaseback transactions. We intend to fund 2007 capital expenditures, and meet other working capital needs, with anticipated cash flows from operations, our existing borrowing facilities and through sale-leaseback transactions.

During the twelve weeks ended December 20, 2006, cash provided by operations totaled $17,073, compared to $17,509 in the same period in the prior year. This decrease in cash provided by operations is attributable primarily to changes in deferred taxes partially offset by changes in working capital.  Net cash provided by financing activities for the twelve weeks ended December 20, 2006, totaled $2,994 compared to net cash used in financing activities of $201 in the comparable prior year period. This change was due to proceeds received from the issuance of Senior Notes.

As of December 20, 2006, we had outstanding borrowings of $20,571 under our Senior Note Agreement and Private Shelf Facility (“Senior Note Agreement”). Our total borrowing capacity under the Senior Note Agreement is $75,000. Current borrowings under the Senior Note Agreement bear interest at a weighted average fixed rate of 6.2%. In addition, we have one mortgage which was assumed in the acquisition of Kelley Restaurants Inc. ("KRI") in fiscal year 2005.  The mortgage bears interest at a fixed rate of 5% and had an outstanding balance of $729 at December 20, 2006.

We have a $50,000 Revolving Credit Facility that bears interest based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at our election, and matures on January 30, 2008. As of December 20, 2006, borrowings under the agreement were $13,800 bearing an interest rate of 5.8%.

Our debt agreements contain restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios. We were in compliance with all covenants under our borrowing agreements at December 20, 2006.

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

Effects of Governmental Regulations and Inflation
Most of our employees are paid hourly rates related to federal and state minimum wage laws. Any increase in the legal minimum wage would directly increase our operating costs. We are also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase their operating costs. In addition, we are subject to franchise registration requirements and certain related federal and state laws regarding franchise operations. Any changes in these laws could affect our ability to attract and retain franchisees.  During the current quarter a number of states have passed increases in minimum wages.  We are taking active measures to maintain the margins in these states through increases in menu prices and cutting costs in these markets.

Inflation in food, labor, fringe benefits, and other operating costs directly affects our operations. Our results of operations have not been significantly affected by inflation in the recent past.

Risks Associated with Forward-Looking Statements
Certain statements contained in this report represent forward-looking statements. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as "anticipate", "believe", "expect", "may", "will", and other similar terminology. These statements speak only as of the date they were made and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements. Several factors, many beyond our control, could cause actual results to differ significantly from our expectations, such as the following: the effectiveness of our planned expansion; the poor performance or closing of even a small number of restaurants; our ability to attract and retain guests; changes in guest preferences, tastes and dietary habits; minimum wage rates; the availability and cost of qualified personnel; fluctuations in food commodity prices and the availability of food commodities; harsh weather conditions; unfavorable publicity relating to food safety or food borne illness; our ability to comply with existing and future governmental regulations; our ability to adequately protect our trademarks, service marks, and other components of our brand; and the other risks identified in the periodic reports we file with the SEC. Additional risks and uncertainties not currently known to us or that are currently deemed immaterial may also become important factors that may harm our business, financial condition, results of operations or cash flows.  We assume no obligation to update forward-looking statements except as required in our periodic reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, we may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The revolving credit facility bears interest at a rate based upon LIBOR plus 55 basis points or the prime rate minus 100 basis points, at our election.  Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. At December 20, 2006, a hypothetical 100 basis point increase in short-term rates would have an immaterial impact on our earnings.

We purchase certain food products, which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions. We utilize various purchasing and contract pricing techniques to minimize volatility, but does not enter into financial derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 20, 2006, in timely alerting management to material information required to be included in this Form 10-Q and other Exchange Act filings.

During the first quarter of fiscal 2007, we implemented a new Financial Enterprise Resource Planning System. As a result, our internal controls have been updated as necessary to accommodate the modifications to our business processes and accounting procedures. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended December 20, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents a summary of share repurchases made by us:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 28, 2006 - October 25, 2006	--	--	--	2,979,600
October 26, 2006 - November 22, 2006	--	--	--	2,979,600
November 23, 2006 - December 20, 2006	--	--	--	2,979,600

The share repurchase program previously authorized by the Board of Directors was announced on November 16, 2005.  The program allows for the repurchase of up to three million shares for a period of two years.

ITEM 6. EXHIBITS

Exhibits

10.1	Senior Note Agreement with Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2006)
10.2	Senior Note Agreement with Pruco Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 2, 2006)
10.3	Senior Note Agreement with United of Omaha Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 2, 2006)
31.1	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Executive Officer.
31.2	Rule 13a - 14(a) / 15d - 14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 2007.

THE STEAK N SHAKE COMPANY
(Registrant)

By /s/ Jeffrey A. Blade
Jeffrey A. Blade
Senior Vice President and Chief Financial Officer