Form 10-Q
period 2007-04-11
STEAK & SHAKE CO
filed 2007-05-18
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(for the sixteen weeks ended April 11, 2007)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes _ No X.

Number of shares outstanding of the registrant’s Common Stock as of May 9, 2007 was:  28,450,690

THE STEAK N SHAKE COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company
(Unaudited)
(Amounts in $000s except share and per share data)
	April 11,	September 27,
	2007	2006
Assets:
Current Assets
Cash	$2,311	$4,820
Receivables, net	5,226	5,858
Inventories	7,482	7,018
Deferred income taxes	3,378	3,873
Assets held for sale	2,426	4,514
Other current assets	8,952	4,837
Total current assets	29,775	30,920

Net property and equipment	508,312	490,142
Goodwill	14,516	14,485
Other intangible assets, net	2,048	2,152
Other assets	7,978	4,822
Total assets	$562,629	$542,521

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$28,914	$28,262
Accrued expenses	32,332	38,023
Line of credit	23,595	10,065
Current portion of long-term debt	2,512	2,512
Current portion of obligations under leases	4,428	4,221
Total current liabilities	91,781	83,083
Deferred income taxes	5,300	5,800
Other long-term liabilities	4,407	3,805
Obligations under leases	142,220	143,996
Long-term debt	17,761	18,802

Commitments and Contingencies
Shareholders' Equity
Common stock -- $.50 stated value, 50,000,000 shares
authorized -- shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	123,892	123,860
Retained earnings	183,373	173,216
Treasury stock -- at cost, 1,889,477 shares as of April 11, 2007	(21,271)	(25,207)
2,170,332 shares at September 27, 2006
Total shareholders' equity	$301,160	$287,035
Total liabilities and shareholders' equity	$562,629	$542,521

See accompanying notes.

Condensed Consolidated Statements of Earnings
The Steak n Shake Company
(Unaudited)
(Amounts in 000s, except share and per share data)

			Twenty-Eight Weeks
	Sixteen Weeks Ended		Ended
	April 11,	April 12,	April 11,	April 12,
	2007	2006	2007	2006

Revenues
Net Sales	$201,055	$196,520	$347,513	$334,372
Franchise fees	1,096	1,137	1,904	2,026
Total revenues	202,151	197,657	349,417	336,398

Costs and Expenses
Cost of sales	46,188	44,601	79,258	76,121
Restaurant operating costs	101,783	98,283	177,251	168,074
General and administrative	17,551	16,303	31,106	28,775
Depreciation and amortization	9,825	8,715	17,051	15,112
Marketing	9,148	9,154	15,574	15,006
Interest	4,242	3,106	7,375	5,893
Rent	4,255	3,873	7,303	6,407
Pre-opening costs	812	977	1,746	2,156
Provision for restaurant closing	(127)	(103)	(193)	(103)
Other income, net	(539)	(438)	(944)	(1,094)
Total costs and expenses	193,138	184,471	335,527	316,347

Earnings Before Income Taxes	9,013	13,186	13,890	20,051

Income Taxes	3,021	4,655	3,733	6,861

Net Earnings	$5,992	$8,531	$10,157	$13,190

Net Earnings Per Common and
Common Equivalent Share:
Basic	$0.21	$0.31	$0.36	$0.48
Diluted	0.21	0.30	0.36	0.47

Weighted Average Shares and Equivalents:
Basic	28,025,019	27,730,296	27,974,493	27,687,806
Diluted	28,230,461	28,077,224	28,191,845	28,019,211

See accompanying notes.

Condensed Consolidated Statements of Cash Flows
The Steak n Shake Company
(Unaudited)
(Amounts in 000's)	Twenty-Eight Weeks Ended
	April 11,	April 12,
	2007	2006
Operating Activities
Net earnings	$10,157	$13,190
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,051	15,112
Provision for deferred income taxes	(5)	3,514
Provision for restaurant closings	(193)	(103)
Loss on disposal of property and equipment	291	301
Non-cash expense for stock-based compensation and deferred rent	2,206	2,271
Changes in receivables and inventories	168	(1,706)
Changes in other assets	(4,769)	(782)
Changes in accounts payable and accrued expenses	(5,196)	7,750
Net cash provided by operating activities	19,710	39,547

Investing Activities
Additions of property and equipment	(41,412)	(47,898)
Proceeds from property and equipment disposals	5,638	1,755
Net cash used in investing activities	(35,774)	(46,143)

Financing Activities
(Payments) proceeds on the line of credit facility, net	(1,470)	9,000
Proceeds from long-term debt	15,000	-
Principal payments on long-term debt	(1,041)	(1,060)
Proceeds from equipment and property leases	800	700
Principal payments on lease obligations	(1,690)	(2,172)
Excess tax benefit from stock-based awards	62	50
Proceeds from exercise of stock options	660	146
Proceeds from Employee Stock Purchase Plan	1,234	1,344
Net cash provided by financing activities	13,555	8,008

(Decrease) Increase in Cash	(2,509)	1,412

Cash at Beginning of Period	4,820	3,063

Cash at End of Period	$2,311	$4,475

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

In our opinion, all adjustments considered necessary to present fairly the consolidated statement of financial position as of April 11, 2007, and the consolidated statements of earnings and cash flows for the sixteen and twenty-eight weeks ended April 11, 2007 and April 12, 2006, have been included.

The consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 11, 2007 and April 12, 2006 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2006.

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during the period. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by SFAS No. 128, Earnings Per Share:

	Sixteen Weeks Ended		Twenty-eight Weeks Ended
	April 11,	April 12,	April 11,	April 12,
	2007	2006	2007	2006
Basic earnings per share:
Weighted average common shares	28,025,019	27,730,296	27,974,493	27,687,806

Diluted earnings per share:
Weighted average common shares	28,025,019	27,730,296	27,974,493	27,687,806
Diluted effect of share-based awards	205,442	346,928	217,352	331,405
Weighted average common and incremental shares	28,230,461	28,077,224	28,191,845	28,019,211

Number of share-based awards excluded from the calculation of earnings per share as the award's exercise prices were greater than the average market price of the Company's common stock	1,116,845	362,833	821,295	407,259

Net Property and Equipment
Net property and equipment consists of the following:

	April 11,	September 27,
	2007	2006

Land	$189,041	$184,741
Buildings	169,872	165,411
Land and leasehold improvements	151,238	139,603
Equipment	201,472	184,223
Construction in progress	8,980	15,460
	720,603	689,438
Less accumulated depreciation and amortization	(212,291)	(199,296)
Net property and equipment	$508,312	$490,142

Assets Held for Sale
Assets held for sale consists of property and equipment related to under-performing restaurants and land that is currently being marketed for disposal. The balance at April 11, 2007 is comprised of: Land and Buildings - $2,279; Land and Leasehold Improvements - $92; and Equipment - $55. The balance at September 27, 2006 consisted of: Land and Buildings - $4,197; Land and Leasehold Improvements - $190; and Equipment -$127.  During the current year to date period ended April 11, 2007, we sold three properties that were held for sale as of September 27, 2006.

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisitions of Creative Restaurants Inc ("CRI") and Kelley Restaurants, Inc. ("KRI") on July 6, 2006 and December 29, 2004, respectively. Goodwill increased by $31 during the twenty-eight weeks ended April 11, 2007 relating to an adjustment to the assumed liabilities recorded at the acquisition date of CRI.  The purchase price allocation for CRI is preliminary.  We are in the process of refining our internal fair value estimates primarily related to current liabilities.  We anticipate that we will complete this process prior to the end of our fiscal third quarter of 2007.

Other Intangibles
Other intangibles are comprised of the following:

	April 11,	September 27,
	2007	2006
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulated amortization	(743)	(639)
Intangible assets subject to amortization, net	1,548	1,652
Intangible assets with indefinite lives	500	500
Total intangible assets	$2,048	$2,152

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with the acquisitions of CRI during fiscal 2006 and KRI during fiscal 2005, and are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively.  Amortization expense for the sixteen and twenty-eight week period ended April 11, 2007 were $61 and $104, respectively.  Amortization expense for the sixteen and twenty-eight week period ending April 12,  2006 was $58 and $101 respectively.  Total annual amortization for each of the next five years is approximately $200.

Intangible assets with indefinite lives consist of reacquired franchise rights acquired in connection with the acquisitions of CRI during fiscal 2006 and KRI during fiscal 2005 and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, "Accounting for Pre-existing Relationships between the Parties to a Business Combination" ("EITF 04-1").

Borrowings
As of April 11, 2007, we had outstanding borrowings of $19,571 under the Senior Note Agreement.  Our total borrowing capacity under the Senior Note Agreement is $75,000. Current borrowings bear interest at a weighted average fixed rate of 6.2%. In addition, we have one mortgage which was assumed in the acquisition of Kelley Restaurants Inc. in fiscal year 2005.  The mortgage bears interest at a fixed rate of 5% and had an outstanding balance of $702 at April 11, 2007.

We have a $50,000 Revolving Credit Facility that bears interest based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at our election, and matures on January 30, 2008. As of April 11, 2007, borrowings under the agreement were $23,595 bearing a current interest rate of 5.9%.

Common Stock Plans
Employee Stock Option Plans - During the year to date period ended April 11, 2007, we granted 383,680 options to employees at a weighted average grant date fair value per share of $6.65 per share.  Also, employees exercised and forfeited 156,574 and 84,230 options, respectively.  Pre-tax stock-based compensation recorded during the year to date period ended April 11, 2007 for the stock option plans totaled $908.

Capital Appreciation Plan - During the year to date period ended April 11, 2007, we granted 123,300 non-vested shares to employees at a grant date fair value of $2,189.  During this period, 8,400 shares issued under our Capital Appreciation Plan were forfeited and 111,500 shares vested.  Pre-tax stock-based compensation recorded during the year to date period ended April 11, 2007 for the plan totaled $897.

Employee Stock Purchase Plan - During the year to date period ended April 11, 2007, we issued 86,773 shares to employees under our Employee Stock Purchase Plan.  Pre-tax stock-based compensation recorded during the year to date period ended April 11, 2007 for the Employee Stock Purchase Plan totaled $220.

Income Taxes
Our effective income tax rate decreased to 26.9% from 34.2% in the same period in the prior year primarily due to the impact of the extension of the Work Opportunity and Welfare to Work Tax Credits retroactive to January 1, 2006.  The adjustment related to the aforementioned tax credit extension, which was recorded in the first fiscal quarter, totaled approximately $650.  In addition, adjustments to prior year estimated federal income tax credits of approximately $200 were recorded during the first fiscal quarter of 2007.

Supplemental Cash Flow Information
During the twenty-eight week period ended April 11, 2007, we issued 123,300 shares of restricted stock under our Capital Appreciation Plan with a market value of $2,189, and we had $3,330 of capital expenditures in accounts payable at the end of the quarter. During the twenty-eight week period ended April 12, 2006, we issued 135,500 shares of restricted stock under our Capital Appreciation Plan with a market value of $2,381, and we had $1,700 of capital expenditures in accounts payable at the end of the quarter.

Commitments and Contingencies
We are engaged in various legal proceedings in the ordinary course of our business and have certain unresolved claims pending.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, management believes, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided for in the consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

New Accounting Standards
In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" ("EITF 06-3").  The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer.  EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods represented.  EITF 06-3 is effective for the current interim period.  We have historically presented and will continue to present such taxes on a net basis.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective beginning in fiscal 2009.  We are in the process of determining the effect, if any, that the adoption of SFAS 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 159 will have on our financial statements.

Subsequent Event
Subsequent to the second quarter ended April 11, 2007, our Board of Directors authorized management to close between 10 and 15 Company-owned stores that management has identified as under-performing.  We anticipate these closures will be completed by the end of the current fiscal year.  We estimate that these closures will result in a non-cash charge currently estimated to be between $6,000 and $7,000 ($4,080 and $4,760, net of tax).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000's, except share and per share data)

Overview
In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period and which remained open through the end of the fiscal period.

Quarter Highlights:
•	Total revenues increased $4,494 or 2.3% to $202,151 for the sixteen weeks ended April 11, 2007 as compared to the same period in the prior year.
•	Net earnings were $5,992 as compared to $8,531 in the same period in the prior year.
•	Diluted earnings per share was $0.21 for the sixteen weeks ended April 11, 2007 compared to $0.30 per share in the prior year.
•	Same store sales decreased by 4.7% for the quarter.

During the second quarter, same-store sales declined 4.7% with a significant portion of the decline related to adverse weather in February and March that impacted much of our operating geography in the Midwest.  In the current quarter we saw the full impact of the launch of the new Fruit n Frozen yogurt milkshakes which drove incremental shake sales.  In addition, we saw moderate improvement in key metrics, including drive-thru time and associate turnover.

In the current quarter, we opened six Company-owned restaurants and one franchised unit.   We plan to open an additional four Company-owned restaurants and five franchised units through the remainder of 2007.

2007 Full Year Guidance
In May 2007, we revised the full-year diluted earnings per share guidance for fiscal year 2007 to a range of $0.53 to $0.67 from the previous range of $0.90 to $1.00. Included in the revised earnings per share range is a non-cash charge of $0.14 to $0.17 of fully-diluted earnings per share related to the anticipated closure of 10 to 15 under-performing units during the remainder of fiscal 2007. The revised range also includes $0.04 to $0.05 of diluted earnings per share of non-operating expenses related to evolution of the organization and the completion of major IT projects. This includes upgrading selected capabilities as well as the evaluation of certain roles related to completion of new systems implementation.  These expenses are expected to be incurred in the second half of fiscal 2007.  We anticipate these combined actions will result in fiscal year 2008 full year pre-tax operating improvement of approximately $1,000 to $1,250.

For the remainder of the year we anticipate same store sales trends to be down 2% to 4%.  The basis for this estimate is the correlation our sales have with certain economic factors, including gas prices, mortgage interest rates, total housing starts and foreclosures.  These economic trends impact the way guests spend their discretionary cash, and as discretionary spending is reduced by payments for gas or higher mortgages, or as guests face foreclosures, the number of guests and amount they spend declines.  All of these factors have been adverse to our sales, with four of the five states with the highest recent foreclosure filings being Florida, Texas, Michigan and Ohio, all states with significant numbers of Steak n Shake restaurants.

We will provide guests with offerings tailored to their tastes.  We will also address the “health veto vote” by launching three new chicken sandwiches, entrée salads, lighter sides and continuing to serve fruit n’ frozen yogurt milkshakes.  These new products will be launched on a more upscale and well organized menu.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates and our assumptions based on historical experience and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions or circumstances.

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

Results of Operations
The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in our consolidated statements of earnings for the periods indicated:
			Twenty-Eight Weeks
	Sixteen Weeks Ended		Ended
	April 11,	April 12,	April 11,	April 12,
	2007	2006	2007	2006

Revenues
Net Sales	99.5%	99.4%	99.5%	99.4%
Franchise fees	0.5%	0.6%	0.5%	0.6%
	100.0%	100.0%	100.0%	100.0%

Costs and Expenses
Cost of sales (1)	23.0%	22.7%	22.8%	22.8%
Restaurant operating costs (1)	50.6%	50.0%	51.0%	50.3%
General and administrative	8.7%	8.2%	8.9%	8.6%
Depreciation and amortization	4.9%	4.4%	4.9%	4.5%
Marketing	4.5%	4.6%	4.5%	4.5%
Interest	2.1%	1.6%	2.1%	1.8%
Rent	2.1%	2.0%	2.1%	1.9%
Pre-opening costs	0.4%	0.5%	0.5%	0.6%
Provision for restaurant closing	-0.1%	-0.1%	-0.1%	0.0%
Other income, net	-0.3%	-0.2%	-0.3%	-0.3%
	95.5%	93.3%	96.0%	94.0%

Earnings Before Income Taxes	4.5%	6.7%	4.0%	6.0%

Income Taxes	1.5%	2.4%	1.1%	2.0%

Net Earnings	3.0%	4.3%	2.9%	3.9%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Sixteen Weeks Ended April 11, 2007 to Sixteen Weeks Ended April 12, 2006

Net Earnings
Net earnings decreased $2,539 (29.8%) to $5,992, or $0.21 per diluted share, as compared with net earnings of $8,531 or $0.30 per diluted share, for the second quarter of fiscal 2006.  The net earnings included a decline in same store sales during the quarter as well as an increase in depreciation expense as a percentage of revenue and an increase in restaurant operating costs as a percentage of net sales.

Revenues
Net sales increased $4,535 (2.3%) to $201,055 primarily due to the increase in the number of Company-owned restaurants offset by a decrease in same store sales.  At the end of the current quarter, we operated 439 Company-owned restaurants compared to 410 at the end of the same quarter in the previous year.  The same store sales decrease of 4.7% consists of a 1.3% increase in check average offset by a decrease in guest traffic of 6.0%.  The increase in check average results primarily from a 2.0% weighted average menu price increase offset by a 0.7% impact of higher coupon redemptions.

Costs and Expenses
Cost of sales increased $1,587 (3.6%) to $46,188 primarily due to increased net sales. Cost of sales as a percentage of net sales increased to 23.0% from 22.7%, as a result of a change in mix related to new product introductions as well as incremental discounting.

Restaurant operating costs increased $3,500 (7.7%) to $101,783 due to increased net sales and higher costs in operating components. Restaurant operating costs as a percentage of net sales increased from 50.0% to 50.6%, primarily due to increases in labor costs as a result of increases in the minimum wage levels and a decline in guest counts.  This was offset by a decrease in insurance costs of $900 as a result of favorable trends.

General and administrative expenses increased $1,248 (7.7%) to $17,551 and increased to 8.7% compared to 8.2% as a percent of total revenue, compared to the same period in the prior year.  The higher spend as a percent of revenue included the timing of research expenses conducted during the current quarter as well as approximately $200 related to severance, recruiting and relocation expenses.  This was offset by a decrease in the management bonus over prior year of $500.

Depreciation and amortization expense increased $1,110 (12.7%) to $9,825. The increase is attributable to the effect of additional restaurants, including the eight restaurants that were acquired from Creative Restaurants, Inc. ("CRI") in the fourth quarter of the prior fiscal year as well as new restaurants that were constructed over the past year. As a percentage of total revenues, depreciation and amortization expense increased to 4.9% from 4.4% in the prior year.

Marketing expense decreased $6 (0.1%) to $9,148, and as a percentage of total revenue decreased to 4.5% from 4.6% in the same period in the prior year.  Specific fluctuations in marketing expenses include a decrease in outdoor marketing offset by a slight increase in television advertising.

Interest expense increased $1,136 (36.6%) to $4,242.  The increase is a result of increased net borrowings under our Senior Note Agreement and Private Shelf Facility (“Senior Note Agreement”), partially offset by lower average borrowings under leases.

Rent expense increased $382 (9.9%) to $4,255 as a result of the increased number of restaurants and due to the restaurants acquired from CRI.  As a percentage of total revenue, rent expense increased from 2.0% to 2.1% largely due to the increased number of rented units and the decline in same store sales.

Pre-opening costs decreased $165 (16.9%) to $812, due to the decreased number of units opening in the quarter versus the prior year. During the quarter, we opened six new restaurants compared to eight in the same period in the prior year.

Income Taxes
Our effective income tax rate decreased to 33.5% from 35.3% in the same period in the prior year primarily due to an increase in the Work Opportunity Tax Credit.

Comparison of Twenty-eight Weeks Ended April 11, 2007 to Twenty-eight Weeks Ended April 12, 2006

Net Earnings
Net earnings decreased $3,033 (23.0%) to $10,517, or $0.36 per diluted share, for the twenty-eight weeks ended April 11, 2007, as compared with net earnings of $13,190, or $0.47 per diluted share, through the second quarter of fiscal 2006.  Significant factors affecting net earnings include a decrease in same store sales, increase in depreciation expense as a percentage of total revenue as well as an increase in general and administrative costs as a percentage of total revenues.  Additional borrowings on the Senior Note Agreement resulted in an increase in interest.  These items are offset by a significant reduction in our effective tax rate year-to-date due primarily to the extension of the Work Opportunity and Welfare to Work Credits.

Revenues
Net sales increased $13,141 (3.9%) to $347,513 primarily due to the increase in the number of Company-owned restaurants offset by a decrease in same store sales.  At the end of the current quarter, we operated 439 Company-owned restaurants compared to 410 at the end of the same quarter in the previous year.  The same store sales decrease year to date of 3.4% consists of a 1.7% increase in check average offset by a decline in guest traffic of 5.1%.

Costs and Expenses
Cost of sales increased $3,137 (4.1%) to $79,258 primarily due to increased net sales. Cost of sales as a percentage of net sales year to date was comparable to the prior year period at 22.8%.

Restaurant operating costs increased $9,177 (5.5%) to $177,251 due to increased net sales and higher costs in operating components. Restaurant operating costs as a percentage of net sales increased from 50.3% to 51.0%, primarily due to increases in labor costs as a result of increases in state minimum wage levels and a decline in guest counts.

General and administrative expenses increased $2,331 (8.0%) to $31,106, and increased from 8.6% to 8.9% as a percentage of total revenue, compared to the same period in the prior year.  Increases over the prior year include planned investment spending as well as severance, recruiting and relocation fees of approximately $520.

Depreciation and amortization expense increased $1,939 (12.8%) to $17,051. The increase is attributable to additional restaurants, including the eight restaurants that were acquired from CRI in the fourth quarter of the prior fiscal year as well as new restaurants that were constructed over the past year. As a percentage of total revenues, depreciation and amortization expense increased to 4.9% from 4.5% in the prior year primarily as a result of added units and decrease in same stores sales.

Marketing expense increased $568 (3.8%) to $15,574, and remained the same as a percentage of total revenue at 4.5%.  The primary increase in marketing expenditures in the current year was the result of the addition of an incremental coupon drop during the first quarter of fiscal 2007 that did not occur in the corresponding period of the prior year.

Interest expense increased $1,482 (25.1%) to $7,375.  The increase is a result of increased net borrowings under our Senior Note Agreement, partially offset by lower average borrowing under leases.

Rent expense increased $896 (14.0%) to $7,303 as a result of the increased number of restaurants and due to the restaurants acquired from CRI.  As a percentage of total revenue, rent expense increased from 1.9% to 2.1% largely due to the increased number of rented units and the decline in same store sales.

Pre-opening costs decreased $410 (19.0%) to $1,746, due to a decreased number of units opening in the first twenty-eight weeks of fiscal 2007 versus the same period in the prior year. We opened eleven new restaurants in the first twenty-eight weeks compared to fourteen in the same period in the prior year.

Income Taxes
Our effective income tax rate decreased to 26.9% from 34.2% in the same period in the prior year primarily due to the impact of the extension of the Work Opportunity and Welfare to Work Tax Credits retroactive to January 1, 2006.  The adjustment related to the aforementioned tax credit extension, which was recorded in the first fiscal quarter, totaled approximately $650.  In addition, adjustments to prior year estimated federal income tax credits of approximately $200 were recorded during the first fiscal quarter of 2007.

Liquidity and Capital Resources
During the twenty-eight week period ended April 11, 2007, we opened eleven Company-owned restaurants, converted one Company-owned store to a franchised restaurant, and opened two franchised restaurants.  In the twenty-eight week period ended April 12, 2006, we opened fourteen Company-owned restaurants and two franchised restaurants.  For the twenty-eight weeks ended April 11, 2007, capital expenditures totaled $41,412 as compared to $47,898 for the same period in the prior year. In addition we received proceeds of $5,638 from the sale of five properties during the twenty-eight week period ended April 11, 2007.

We anticipate opening at least four new Company-owned restaurants during the remainder of fiscal year 2007, for a total of 15 new Company-owned restaurants.  The average cost of a new Company-operated restaurant, including land, site improvements, building and equipment is approximately $2,000 to $2,500. Total capital expenditures for fiscal year 2007 are estimated to be $75,000 to $85,000 which includes corporate expenditures and existing location expenditures, with a net capital spend of approximately $45,000 to $55,000, assuming $25,000 to $35,000 from the sale of real estate, primarily through sale-leaseback transactions. We intend to fund 2007 capital expenditures, and meet our other working capital needs, with anticipated cash flows from operations, our existing borrowing facilities, through sale-leaseback transactions and sales of closed units.

During the twenty-eight weeks ended April 11, 2007, cash provided by operations totaled $19,710, compared to $39,547 in the same period in the prior year. This decrease in cash provided by operations is attributable primarily to changes in working capital.  Net cash provided by financing activities for the twenty-eight weeks ended April 11, 2007, totaled $13,555 compared to $8,008 in the comparable prior year period. This change was primarily due to proceeds received from the additional borrowings under the Senior Note Agreement.

As of April 11, 2007, we had outstanding borrowings of $19,571 under the Senior Note Agreement.  Our total borrowing capacity under the Senior Note Agreement is $75,000. Current borrowings bear interest at a weighted average fixed rate of 6.2%. In addition, we have one mortgage which was assumed in the acquisition of Kelley Restaurants Inc. in fiscal year 2005.  The mortgage bears interest at a fixed rate of 5% and had an outstanding balance of $702 at April 11, 2007.

We have a $50,000 Revolving Credit Facility that bears interest based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at our election, and matures on January 30, 2008. As of April 11, 2007, borrowings under the agreement were $23,595 bearing a current interest rate of 5.9%.

Our debt agreements contain restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios. We were in compliance with all covenants under those agreements at April 11, 2007.

New Accounting Standards
In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" ("EITF 06-3").  The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer.  EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods represented.  EITF 06-3 is effective for the current interim period.  We have historically presented and will continue to present such taxes on a net basis.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective beginning in fiscal 2009.  We are in the process of determining the effect, if any, that the adoption of SFAS 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 159 will have on our financial statements.

Effects of Governmental Regulations and Inflation
Most of our employees are paid hourly rates related to federal and state minimum wage laws. Any increase in minimum wage levels would directly increase our operating costs. We are also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase their operating costs. In addition, we are subject to franchise registration requirements and certain related federal and state laws regarding franchise operations. Any changes in these laws could affect our ability to attract and retain franchisees.  During the current quarter a number of states have passed increases in minimum wages.  We are taking active measures to maintain the margins in these states through increases in menu prices and cutting costs in these markets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, we may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The revolving credit facility bears interest at a rate based upon LIBOR plus 55 basis points or the prime rate minus 100 basis points, at our election.  Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. At April 11, 2007, a hypothetical 100 basis point increase in short-term rates would have an immaterial impact on our earnings.

The food products we purchase may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions. We utilize various purchasing and contract pricing techniques to minimize volatility, but do not enter into financial derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 11, 2007, in timely alerting management to material information required to be included in this Form 10-Q and other Exchange Act filings.

There have been no changes in our internal control over financial reporting that occurred during the current quarter ended April 11, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents a summary of share repurchases made by us in the second quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 21, 2006 – January 17, 2007	--	--	--	2,979,600
January 18 – February 14, 2007	--	--	--	2,979,600
February 15 - March 14, 2007	--	--	--	2,979,600
March 15 – April 11, 2007	--	--	--	2,979,600

The share repurchase program previously authorized by the Board of Directors was announced on November 16, 2005.  The program allows for the repurchase of up to three million shares for a period of two years.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of The Steak n Shake Company held February 7, 2007, the following actions were undertaken:

1.  Eight directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified, as follows:

Name	Votes for	Withheld
Peter M Dunn	17,629,868	6,425,665
Alan B Gilman	17,535,587	6,519,946
Wayne L Kelley	17,155,875	6,899,658
Ruth J Person	22,797,452	1,258,081
John W Ryan	22,358,916	1,696,617
Steven M Schmidt	22,860,403	1,195,130
Edward W Wilhelm	22,853,473	1,202,060
James Williamson Jr.	17,411,100	6,644,433

2.  The 2007 Non-Employee Director Restricted Stock Plan was approved as follows:

Votes for	Votes Against/Withheld	Abstentions/Brokers Non-Votes
18,133,287	2,245,380	100,524

3.  Deloitte and Touche, LLP was ratified as the Company’s independent auditor as follows:

Votes for	Votes Against/Withheld	Abstentions/Brokers Non-Votes
23,841,674	189,492	24,367

ITEM 6. EXHIBITS

Exhibits

10.1	2007 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 9, 2007)
31.1	Rule 13a - 14(a) / 15d – 14(a) Certification of Chief Executive Officer.
31.2	Rule 13a - 14(a) / 15d – 14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 18, 2007.

THE STEAK N SHAKE COMPANY
(Registrant)

By /s/ Jeffrey A. Blade
Jeffrey A. Blade
Senior Vice President and Chief Financial Officer