Form 10-Q
period 2007-08-13
STEAK & SHAKE CO
filed 2007-08-13
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(for the twelve weeks ended July 4, 2007)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes _ No X.

Number of shares outstanding of the registrant’s Common Stock as of July 31, 2007 was:  28,469,808.

THE STEAK N SHAKE COMPANY
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company
(Unaudited)
(Amounts in $000s except share and per share data)
	July 4,	September 27,
	2007	2006
Assets
Current Assets
Cash	$3,874	$4,820
Receivables, net	6,680	5,858
Inventories	7,720	7,018
Deferred income taxes	3,185	3,873
Assets held for sale	15,183	4,514
Other current assets	9,726	4,837
Total current assets	46,368	30,920

Net property and equipment	497,058	490,142
Goodwill	14,503	14,485
Other intangible assets, net	2,003	2,152
Other assets	7,918	4,822
Total assets	$567,850	$542,521

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$32,682	$28,262
Accrued expenses	34,644	38,023
Line of credit	23,600	10,065
Current portion of long-term debt	2,512	2,512
Current portion of obligations under leases	4,191	4,221
Total current liabilities	97,629	83,083
Deferred income taxes	3,491	5,800
Other long-term liabilities	4,855	3,805
Obligations under leases	141,746	143,996
Long-term debt	17,740	18,802

Commitments and Contingencies
Shareholders' Equity
Common stock -- $.50 stated value, 50,000,000 shares
authorized -- shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	124,665	123,860
Retained earnings	183,497	173,216
Treasury stock -- at cost, 1,863,031 shares as of July 4, 2007, and 2,170,332 shares at September 27, 2006	(20,939)	(25,207)

Total shareholders' equity	$302,389	$287,035
Total liabilities and shareholders' equity	$567,850	$542,521

See accompanying notes.

Condensed Consolidated Statements of Earnings
The Steak n Shake Company
(Unaudited)
(Amounts in 000s, except share and per share data)

	Twelve Weeks Ended		Forty Weeks Ended
	July 4,	July 5,	July 4,	July 5,
	2007	2006	2007	2006

Revenues
Net sales	$152,700	$149,464	$500,213	$483,836
Franchise fees	886	936	2,790	2,962
Total revenues	153,586	150,400	503,003	486,798

Costs and Expenses
Cost of sales	35,318	33,398	114,576	109,519
Restaurant operating costs	79,882	73,928	257,133	242,002
General and administrative	12,697	12,845	43,803	41,620
Depreciation and amortization	7,577	6,797	24,628	21,909
Marketing	7,054	6,854	22,628	21,860
Interest	3,314	2,532	10,689	8,425
Rent	3,309	2,945	10,612	9,352
Pre-opening costs	581	620	2,327	2,776
Provision for restaurant closings	5,369	0	5,176	(103)
Other income, net	(668)	(588)	(1,612)	(1,682)
Total costs and expenses	154,433	139,331	489,960	455,678

(Loss) Earnings Before Income Taxes	(847)	11,069	13,043	31,120

Income Tax (Benefit) Provision	(971)	3,754	2,762	10,615

Net Earnings	$124	$7,315	$10,281	$20,505

Net Earnings Per Common and
Common Equivalent Share:
Basic	$0.00	$0.26	$0.37	$0.74
Diluted	$0.00	$0.26	$0.36	$0.73

Weighted Average Shares and Equivalents:
Basic	28,067,417	27,766,338	28,002,370	27,711,366
Diluted	28,255,645	28,060,885	28,217,828	28,021,871

See accompanying notes.

Condensed Consolidated Statements of Cash Flows
The Steak n Shake Company
(Unaudited)
(Amounts in 000's)	Forty Weeks Ended
	July 4,	July 5,
	2007	2006
Operating Activities
Net earnings	$10,281	$20,505
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,628	21,909
Deferred income taxes	(1,621)	3,515
Provision for restaurant closings	5,176	(103)
Loss on disposal of property and equipment	498	674
Non-cash expense for stock-based compensation and deferred rent	3,535	3,405
Changes in receivables and inventories	(1,524)	(3,342)
Changes in other assets	(5,260)	(572)
Changes in accounts payable and accrued expenses	750	6,352
Net cash provided by operating activities	36,463	52,343

Investing Activities
Additions of property and equipment	(56,193)	(65,798)
Proceeds from property and equipment disposals	5,956	1,778
Net cash used in investing activities	(50,237)	(64,020)

Financing Activities
(Payments) proceeds on the line of credit facility, net	(1,465)	14,410
Proceeds from long-term debt	15,000
Principal payments on long-term debt	(1,062)	(1,094)
Proceeds from equipment and property leases	800	700
Principal payments on lease obligations	(2,401)	(3,119)
Excess tax benefit from stock-based awards	62	50
Proceeds from exercise of stock options	660	398
Proceeds from Employee Stock Purchase Plan	1,234	1,344
Repurchase of Company stock	-	(312)
Net cash provided by financing activities	12,828	12,377

(Decrease) Increase in Cash	(946)	700

Cash at Beginning of Period	4,820	3,063

Cash at End of Period	$3,874	$3,763

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

In our opinion, all adjustments considered necessary to present fairly the consolidated statement of financial position as of July 4, 2007, and the consolidated statements of earnings for the twelve and forty weeks ended July 4, 2007 and July 5, 2006 and cash flows for the forty weeks ended July 4, 2007 and July 5, 2006, have been included.

The consolidated statements of earnings for the twelve and forty weeks ended July 4, 2007 and July 5, 2006 are not necessarily indicative of the consolidated statements of earnings for the entire year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2006.

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during the period. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by SFAS No. 128, Earnings Per Share:

	Twelve Weeks Ended		Forty Weeks Ended
	July 4,	July 5,	July 4,	July 5,
	2007	2006	2007	2006
Basic earnings per share:
Weighted average common shares	28,067,417	27,766,338	28,002,370	27,711,366

Diluted earnings per share:
Weighted average common shares	28,067,417	27,766,338	28,002,370	27,711,366
Diluted effect of share-based awards	188,228	294,547	215,458	310,505
Weighted average common and incremental shares	28,255,645	28,060,885	28,217,828	28,021,871

Number of share-based awards excluded from the calculation of earnings per share as the award's exercise prices were greater than the average market price of the Company's common stock	1,482,954	1,038,989	1,308,218	448,729

Net Property and Equipment
Net property and equipment consists of the following:

	July 4,	September 27,
	2007	2006

Land	$178,502	$184,741
Buildings	171,150	165,411
Land and leasehold improvements	153,813	139,603
Equipment	202,711	184,223
Construction in progress	12,475	15,460
	718,651	689,438
Less accumulated depreciation and amortization	(221,593)	(199,296)
Net property and equipment	$497,058	$490,142

Included in net property and equipment are thirteen restaurants that management has made a decision to close or sell to a third party.  As these properties were still in operation at the balance sheet date, they were considered held and used and are included in net property and equipment.  Management expects to close the restaurants during the fourth quarter of fiscal 2007 and will reclassify the related assets to held for sale at that time.  The net book value of these assets after impairment was $8,492 at July 4, 2007.

Assets Held for Sale
Assets held for sale consists of property and equipment related to under-performing restaurants and land that is currently being marketed for disposal.  During the period ended July 4, 2007, we identified twenty parcels of land that were previously purchased for development that we are now marketing to sell.  In addition, we had three previously closed units that were available for sale at the end of the current quarter.  The balance at July 4, 2007 is comprised of: Land and Buildings - $14,507; Land and Leasehold Improvements - $434; and Equipment - $242. The balance at September 27, 2006 consisted of: Land and Buildings - $4,197; Land and Leasehold Improvements - $190; and Equipment -$127.  During the year to date period ended July 4, 2007, we sold three properties that were held for sale as of September 27, 2006.

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisitions of Creative Restaurants Inc ("CRI") and Kelley Restaurants, Inc. ("KRI") on July 6, 2006 and December 29, 2004, respectively. Goodwill increased by $18 during the forty weeks ended July 4, 2007 relating to an adjustment to the assumed liabilities recorded at the acquisition date of CRI.  During the current quarter, we completed our process for reviewing our fair value estimates and finalized our adjustments to Goodwill as it relates to the purchase of CRI.

Other Intangibles
Other intangibles are comprised of the following:

	July 4,	September 27,
	2007	2006
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulated amortization	(788)	(639)
Intangible assets subject to amortization, net	1,503	1,652
Intangible assets with indefinite lives	500	500
Total intangible assets	$2,003	$2,152

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with prior acquisitions, and are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively.  Amortization expense for the twelve and forty week periods ended July 4, 2007 were $45 and $149, respectively.  Amortization expense for the twelve and forty week periods ending July 5, 2006 were $41 and $142, respectively.  Total annual amortization for each of the next five years is approximately $200.

Intangible assets with indefinite lives consist of reacquired franchise rights acquired in connection with the acquisitions of CRI during fiscal 2006 and KRI during fiscal 2005 and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, "Accounting for Pre-existing Relationships between the Parties to a Business Combination" ("EITF 04-1").

Borrowings
As of July 4, 2007, we had outstanding borrowings of $19,571 under our Senior Note Agreement and Private Shelf Facility (“Senior Note Agreement”).  Our total borrowing capacity under the Senior Note Agreement is $75,000. Current borrowings bear interest at a weighted average fixed rate of 6.18%. In addition, we have one mortgage which was assumed in the acquisition of KRI in fiscal 2005.  The mortgage bears interest at a fixed rate of 5% and had an outstanding balance of $681 at July 4, 2007.

We have a $50,000 Revolving Credit Facility that bears interest based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at our election, and matures on January 30, 2008. As of July 4, 2007, borrowings under the facility were $23,600 bearing a current interest rate of 6.1%.

Common Stock Plans
Employee Stock Option Plans - During the year to date period ended July 4, 2007, we granted 477,838 options to employees at a weighted average grant date fair value per share of $6.13 using the Black-Sholes model.  Also, employees exercised and forfeited 205,355 and 163,511 options, respectively.  Pre-tax stock-based compensation recorded during the year to date period ended July 4, 2007 for the stock option plans totaled $1,460.

Capital Appreciation Plan - During the year to date period ended July 4, 2007, we granted 153,050 non-vested shares to employees at a weighted average grant date fair value per share of $17.38.  During the year to date period ended July 4, 2007, there were 16,400 shares issued under our Capital Appreciation Plan that were forfeited and 111,500 shares vested.  Pre-tax stock-based compensation recorded during the year to date period ended July 4, 2007 for the plan totaled $1,340.

Employee Stock Purchase Plan - During the year to date period ended July 4, 2007, we issued 86,773 shares to employees under our Employee Stock Purchase Plan.  Pre-tax stock-based compensation recorded during the year to date period ended July 4, 2007 for the Employee Stock Purchase Plan totaled $331.

Impairment and Other Restaurant Closure Costs
In the current quarter we recorded an impairment charge of $5,369 ($3,329, net of taxes).  The charges include $4,928 related to the planned closure or sale of fourteen Company-owned restaurants and $441 for the sale of certain parcels of land originally purchased for development.  As management has determined that these properties are to be sold, these properties were written down to their estimated fair value as of the balance sheet date.  At July 4, 2007, thirteen of the restaurants that the Company plans to close were still in operation and were therefore held in Net Property and Equipment.  We estimate that the costs to be incurred related to the closures to be approximately $360 to be recognized primarily during the fourth quarter of fiscal 2007.

Income Taxes
Our effective income tax rate decreased to 21.2% from 34.1% in the same year to date period in the prior year primarily due to the proportionate increase of federal income tax credits when compared to total pre-tax earnings.  In addition, the decrease is also the result of the impact of the extension of the Work Opportunity and Welfare to Work Tax Credits retroactive to January 1, 2006.  The adjustment related to the aforementioned tax credit extension, which was recorded in the first fiscal quarter, totaled approximately $650.  In addition, first quarter adjustments to prior year estimated federal income tax credits of approximately $200 were recorded.

Supplemental Cash Flow Information
During the forty week period ended July 4, 2007, we issued 153,050 shares of restricted stock under our Capital Appreciation Plan with a market value of $2,660, and we had $3,547 of capital expenditures in accounts payable at the end of the quarter. During the forty week period ended July 5, 2006, we issued 135,500 shares of restricted stock under our Capital Appreciation Plan with a market value of $2,381, and we had $1,011 of capital expenditures in accounts payable at the end of the quarter.  In addition we entered into capital leases of $2,258 during the forty week period ended July 5, 2006.

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

New Accounting Standards
In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" ("EITF 06-3").  The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer.  EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods represented.  EITF 06-3 was effective in our second fiscal quarter.  We have historically presented, and will continue to present, such taxes on a net basis.

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

•	Total revenues increased 2.1% to $153,586.
•
Diluted earnings per share were $0.00 after $0.12 per share of non-cash impairment charges related to the closing of fourteen restaurants and certain parcels of land and $0.01 of non-operating expenses related to evolution of the organization and completion of major IT projects.

During the third quarter, same-store sales declined 4.3% primarily as a result of decline in guest counts of 5.7%.  Current quarter earnings include the effect of an impairment charge of $5,369 ($3,329 or $0.12 per share, net of tax) related to the planned closure and disposition of fourteen restaurants and twenty parcels of land originally purchased for development.  In the current quarter, we opened four Company-owned restaurants and two franchised units.   We plan to open one additional Company-owned restaurant and one franchised unit through the remainder of 2007.

2007 Full Year Guidance
Given the continued difficult economic environment, the Company is revising the full year diluted earnings per share guidance for fiscal year 2007 to a range of $0.40 to $0.48. This compares to the previous diluted earnings per share guidance range of $0.53 to $0.67.  This includes a non-cash charge of $0.12 to $0.13 of diluted earnings per share related to the anticipated closure of fourteen underperforming restaurants during the remainder of fiscal 2007, and $0.04 to $0.05 of diluted earnings per share of non-operating expenses related to completion of major IT projects.  This guidance is based on same store sales of down 4% to 5%, which is being revised from the previous guidance range of down 2% to 4%.

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

We believe the following critical accounting estimates represent our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Results of Operations
The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in our consolidated statements of earnings for the periods indicated:

			Forty Weeks
	Twelve Weeks Ended		Ended
	July 4,	July 5,	July 4,	July 5,
	2007	2006	2007	2006

Revenues
Net sales	99.4%	99.4%	99.4%	99.4%
Franchise fees	0.6%	0.6%	0.6%	0.6%
	100.0%	100.0%	100.0%	100.0%

Costs and Expenses
Cost of sales (1)	23.1%	22.3%	22.9%	22.6%
Restaurant operating costs (1)	52.3%	49.5%	51.4%	50.0%
General and administrative	8.3%	8.5%	8.7%	8.5%
Depreciation and amortization	4.9%	4.5%	4.9%	4.5%
Marketing	4.6%	4.6%	4.5%	4.5%
Interest	2.2%	1.7%	2.1%	1.7%
Rent	2.2%	2.0%	2.1%	1.9%
Pre-opening costs	0.4%	0.4%	0.5%	0.6%
Provision for restaurant closings	3.5%	0.0%	1.0%	0.0%
Other income, net	(0.4)%	(0.4)%	(0.3)%	(0.3)%
	100.6%	92.6%	97.4%	93.6%

(Loss) Earnings Before Income Taxes	(0.6)%	7.4%	2.6%	6.4%

Income Tax Benefit (Provision)	(0.6)%	2.5%	0.5%	2.2%

Net Earnings	0.1%	4.9%	2.0%	4.2%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended July 4, 2007 to Twelve Weeks Ended July 5, 2006

Net Earnings
Net earnings decreased $7,191 (98.3%) to $124, or $0.00 per diluted share, as compared with net earnings of $7,315 or $0.26 per diluted share, for the third quarter of fiscal 2006.  The net earnings included an impairment charge of $5,369 ($3,329 or $0.12 per share, net of tax) related to the decision to close fourteen Company-owned stores and sell twenty parcels of land originally held for development.  Also included in net earnings is the impact of a decline in same store sales during the quarter, the effect of higher minimum wage costs and higher commodity costs, as well as $360 ($200, or $0.01 per share, net of tax) related to severance and recruiting expenses.

Revenues
Net sales increased $3,236 (2.2%) to $152,700 primarily due to the increase in the number of Company-owned restaurants offset by a decrease in same store sales.  At the end of the quarter, we operated 443 Company-owned restaurants compared to 415 at the end of the same quarter in the previous year.  The same store sales decrease of 4.3% consists of a decrease in guest traffic of 5.7% which is offset by a 1.4% increase in check average.  The increase in check average results primarily from a 2.0% weighted average menu price increase offset by a 0.6% impact of higher coupon redemptions.  At the end of the current quarter, we implemented a price increase of 1.4% primarily to offset minimum wage increases.

Costs and Expenses
Cost of sales increased $1,920 (5.7%) to $35,318 primarily due to increased net sales. Cost of sales as a percentage of net sales increased to 23.1% from 22.3% in the prior year period, as a result of higher commodity costs including tomatoes, fried foods, and milk and a change in mix related to new product introductions, including the new chicken sandwiches.  Also, higher coupon redemptions added 0.1% to cost of sales as a percent of net sales.

Restaurant operating costs increased $5,954 (8.1%) to $79,882 due to increased net sales and higher costs in operating components. Restaurant operating costs as a percentage of net sales increased from 49.5% in the prior year period to 52.3%, primarily due to increases in the minimum wage levels and a decline in guest counts.

General and administrative expenses decreased $148 (1.2%) to $12,697 and decreased to 8.3% compared to 8.5% as a percent of total revenue.  The decrease in expense as a percent of revenue is attributable to the timing of research expenses and a decrease in the management bonus over prior year of $500, offset by approximately $360 related to severance, recruiting and relocation expenses related to the continued evolution of the organization.

Depreciation and amortization expense increased $780 (11.5%) to $7,577. The increase is attributable to the effect of additional restaurants, including the eight restaurants that were acquired from Creative Restaurants, Inc. ("CRI") in the fourth quarter of the prior fiscal year as well as new restaurants that were constructed over the past year. As a percentage of total revenues, depreciation and amortization expense increased to 4.9% from 4.5% in the prior year period due primarily to the decline in same store sales.

Marketing expense increased $200 (2.9%) to $7,054, and as a percentage of total revenue was 4.6%, which was consistent with the same period in the prior year.  Specific fluctuations in marketing expenses include a decrease in outdoor marketing offset by a slight increase in television advertising.

Interest expense increased $782 (30.9%) to $3,314.  The increase is a result of increased net borrowings under our Senior Note Agreement and Private Shelf Facility (“Senior Note Agreement”), partially offset by lower average borrowings under leases.

Rent expense increased $364 (12.4%) to $3,309 as a result of the increased number of restaurants and due to the restaurants acquired from CRI.  As a percentage of total revenue, rent expense increased from 2.0% in the prior year period to 2.2% largely due to the increased number of rented units and the decline in same store sales.

Pre-opening costs decreased $39 (6.3%) to $581, due to the decreased number of units opened in the quarter versus the prior year period. During the quarter, we opened four new restaurants compared to five in the same period in the prior year.

Provision for restaurant closings in the current quarter was $5,369 or 3.5% of total revenue relating to management’s decision.to close fourteen Company-owned restaurants and sell certain undeveloped parcels of land.  The charges include $4,928 related to the planned closure or sale of fourteen Company-owned restaurants and $441 for the sale of certain parcels of land originally purchased for development.  As management has determined that these properties are to be sold, these properties were written down to their estimated fair value as of the balance sheet date.  At July 4, 2007, thirteen of the restaurants that the Company plans to close were still in operation and were therefore held in Net Property and Equipment.  We estimate that the costs to be incurred related to the closures to be approximately $360 to be recognized primarily in the fourth quarter of fiscal 2007.

Income Taxes
The income tax credit in the current quarter is primarily the result of adjusting year to date estimated income tax expense due to the proportionate increase of federal income tax credits when compared to total estimated annual pre-tax earnings.

Comparison of Forty Weeks Ended July 4, 2007 to Forty Weeks Ended July 5, 2006

Net Earnings
Net earnings decreased $10,224 (49.9%) to $10,281, or $0.36 per diluted share, for the forty weeks ended July 4, 2007, as compared with net earnings of $20,505, or $0.73 per diluted share, through the third quarter of fiscal 2006.  Significant factors affecting net earnings include impairment charges for restaurants to be closed of $5,369 ($3,329 or $0.12 per share, net of tax effect) as well as parcels of land available for sale, a decrease in same store sales of 3.7%, and a total of $848 related to severance, relocation, and recruiting charges incurred in the current year to date period.  Additional borrowings on the Senior Note Agreement resulted in an increase in interest expense.

Revenues
Net sales increased $16,377 (3.4%) to $500,213 primarily due to the increase in the number of Company-owned restaurants offset by a decrease in same store sales.  At the end of the quarter, we operated 443 Company-owned restaurants compared to 415 at the end of the same quarter in the previous year.  The year to date same store sales decrease of 3.7% consists of a decline in guest traffic of 5.3% offset by a 1.6% increase in check average.

Costs and Expenses
Cost of sales increased 5,057 (4.6%) to $114,576 primarily due to increased net sales. Cost of sales as a percentage of net sales year to date increased to 22.9% from the prior year period at 22.6%.  The increase is primarily due to higher commodity costs including produce and milk as well as a shift in the mix of products sold.

Restaurant operating costs increased $15,131 (6.3%) to $257,133 due to increased net sales and higher costs in operating components. Restaurant operating costs as a percentage of net sales increased from 50.0% in the prior year period to 51.4%, primarily due to increases in labor costs as a result of increases in state minimum wage levels and a decline in guest counts.

General and administrative expenses increased $2,183 (5.2%) to $43,803, and increased from 8.5% in the prior year period to 8.7% as a percentage of total revenue.  Increases over the prior year are attributable to planned spending relating to improved service initiatives of $1,000, as well as severance, recruiting and relocation expenses of approximately $848 ($576 or $0.02 per share, net of tax) related to the continued evolution of the organization.

Depreciation and amortization expense increased $2,719 (12.4%) to $24,628. The increase is attributable to additional restaurants, including the eight restaurants that were acquired from CRI in the fourth quarter of the prior fiscal year as well as new restaurants that were constructed over the past year. As a percentage of total revenues, depreciation and amortization expense increased to 4.9% from 4.5% in the prior year period primarily as a result of added units, implementation of information technology systems, and a decline in same stores sales.

Marketing expense increased $768 (3.5%) to $22,628, and remained the same as a percentage of total revenue at 4.5% as compared to the prior fiscal year.  The primary increase in marketing expenditures in the current year was the result of the addition of an incremental coupon drop during the first quarter of fiscal 2007 that did not occur in the corresponding period of the prior year.

Interest expense increased $2,264 (26.9%) to $10,689.  The increase is a result of increased net borrowings under our Senior Note Agreement, partially offset by lower average borrowings under leases.

Rent expense increased $1,260 (13.5%) to $10,612 as a result of the increased number of restaurants and due to the restaurants acquired from CRI.  As a percentage of total revenue, rent expense increased from 1.9% to 2.1% largely due to the increased number of rented units and the decline in same store sales.

Pre-opening costs decreased $449 (16.2%) to $2,327 due to a decreased number of units opening in the first forty weeks of fiscal 2007 versus the same period in the prior year. We opened fifteen new restaurants in the first forty weeks compared to nineteen in the same period in the prior year.

Provision for restaurant closings in the current year to date period was $5,176 or 1.0% of total revenue.  During the year to date period we made the decision to close fourteen Company-owned restaurants and sell certain undeveloped properties.  Total impairment charges recorded in the current year were $5,369.  The impairment charges are offset by net gains of $193 recorded for properties sold during the current year in excess of previously recorded impairments.

Income Taxes
Our effective income tax rate decreased to 21.2% from 34.1% in the same year to date period in the prior year primarily due to the proportionate increase of federal income tax credits when compared to total pre-tax earnings.  In addition, the decrease is also the result of the impact of the extension of the Work Opportunity and Welfare to Work Tax Credits retroactive to January 1, 2006.  The adjustment related to the aforementioned tax credit extension, which was recorded in the first fiscal quarter, totaled approximately $650.  In addition, first quarter adjustments to prior year estimated federal income tax credits of approximately $200 were recorded.

Liquidity and Capital Resources
During the forty week period ended July 4, 2007, we opened fifteen Company-owned restaurants, converted one Company-owned store to a franchised restaurant, and opened five franchised restaurants.  In the forty week period ended July 5, 2006, we opened nineteen Company-owned restaurants and five franchised restaurants.  For the forty weeks ended July 4, 2007, capital expenditures totaled $56,193 as compared to $65,798 for the same period in the prior year. In addition, we received proceeds of $5,956 from the sale of five properties during the forty week period ended July 4, 2007.

We anticipate opening one new Company-owned restaurant during the remainder of fiscal year 2007, for a total of sixteen new Company-owned restaurants.  The average cost of a new Company-owned restaurant, including land, site improvements, building and equipment is approximately $2,000 to $2,500. Net investment spending for fiscal year 2007 is estimated to be $50,000 to $60,000 which includes corporate expenditures and existing location expenditures and is net of proceeds from the sale of properties of $6,000 to $10,000. We are funding 2007 capital expenditures, and meeting our other working capital needs, with cash flows from operations, our existing borrowing facilities, and proceeds from sales of closed units.

During the forty weeks ended July 4, 2007, cash provided by operations totaled $36,463, compared to $52,343 in the same period in the prior year. This decrease in cash provided by operations is attributable primarily to changes in working capital and a decline in net earnings.  Net cash provided by financing activities for the forty weeks ended July 4, 2007 totaled $12,828 compared to $12,377 in the comparable prior year period.

As of July 4, 2007, we had outstanding borrowings of $19,571 under the Senior Note Agreement.  Our total borrowing capacity under the Senior Note Agreement is $75,000. Current borrowings bear interest at a weighted average fixed rate of 6.18%. In addition, we have one mortgage which was assumed in the acquisition of Kelley Restaurants Inc. in fiscal year 2005.  The mortgage bears interest at a fixed rate of 5% and had an outstanding balance of $681 at July 4, 2007.

We have a $50,000 Revolving Credit Facility that bears interest based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at our election, and matures on January 30, 2008. As of July 4, 2007, borrowings under the agreement were $23,600 bearing a current interest rate of 6.1%.

Our debt agreements contain restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios. We were in compliance with all covenants under those agreements at July 4, 2007.

New Accounting Standards
In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" ("EITF 06-3").  The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer.  EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods represented.  EITF 06-3 was effective in our second fiscal quarter.  We have historically presented and will continue to present such taxes on a net basis

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The accounting provision of FIN 48 will be effective for us beginning in fiscal 2008.  We are in the process of determining the effect, if any, that the adoption of FIN 48 will have on our financial statements.

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

Effects of Governmental Regulations and Inflation
Most of our employees are paid hourly rates related to federal and state minimum wage laws. Any increase in minimum wage levels directly increases our operating costs. We are also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase their operating costs. In addition, we are subject to franchise registration requirements and certain related federal and state laws regarding franchise operations. Any changes in these laws could affect our ability to attract and retain franchisees.  During the current quarter a number of states have passed increases in minimum wages.  We are taking active measures to maintain the profits in these states through increases in menu prices.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of the Senior Note Agreement, we may from time to time issue notes in increments of at least $5,000,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The revolving credit facility bears interest at a rate based upon LIBOR plus 55 basis points or the prime rate minus 100 basis points, at our election.  Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. At July 4, 2007, a hypothetical 100 basis point increase in short-term rates would have an immaterial impact on our earnings.

The food products we purchase may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions. We utilize various purchasing and contract pricing techniques to minimize volatility, but do not enter into financial derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 4, 2007, in timely alerting management to material information required to be included in this Form 10-Q and other Exchange Act filings.

There have been no changes in our internal control over financial reporting that occurred during the current quarter ended July 4, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents a summary of share repurchases made by us in the third quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 12, 2007 – May 9, 2007	--	--	--	2,979,600
May 10, 2007 – June 6, 2007	--	--	--	2,979,600
June 7, 2007 – July 4, 2007	--	--	--	2,979,600

The share repurchase program previously authorized by the Board of Directors was announced on November 16, 2005.  The program allows for the repurchase of up to three million shares for a period of two years.

ITEM 6. EXHIBITS

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.
31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.