Form 10-K
period 2007-09-26
STEAK & SHAKE CO
filed 2007-12-10
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[ X ]                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2007

OR

  [   ]                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to  _________

Commission file number 0-8445
THE STEAK N SHAKE COMPANY (Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

36 S. Pennsylvania Street, Suite 500
Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip code)
 (317) 633-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Sec. 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, stated value $.50 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
Title of class
None

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
Large accelerated filer  __                                                                         Accelerated filer  X                                                                Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___  No  X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended April 11, 2007 was approximately $450,885,788 based on the closing stock price of $16.70 per share on that day.

The number of shares of Common Stock outstanding at December 6, 2007 was 28,388,014.

DOCUMENTS INCORPORATED BY REFERENCE
None.

The Steak n Shake Company
Form 10-K
Year ended September 26, 2007

PART I.

ITEM 1.  BUSINESS

General
    The Steak n Shake Company (“we”, “us” or "Steak n Shake") is engaged primarily in the ownership, operation and franchising of Steak n Shake restaurants. Founded in 1934 in Normal, Illinois, Steak n Shake is one of the oldest restaurant chains in the country. As of September 26, 2007, we had 435 Company-owned restaurants and 56 franchised restaurants located in 21 states. Most Steak n Shake restaurants are open 24 hours a day, seven days a week, and in addition to the core menu featuring STEAKBURGER™ sandwiches and milk shakes, offer a breakfast menu during breakfast hours. Lunch and dinner sales account for approximately 37% and 46% of sales, respectively, while breakfast and late night sales account for 6% and 11% of sales, respectively.

    Our fiscal year ends on the last Wednesday in September. Accordingly, every five or six years, our fiscal year contains 53 weeks. Fiscal years 2007, 2006, and 2005 each contained 52 weeks. Our first, third, and fourth quarters contain 12 weeks and the second quarter contains 16 weeks (except in fiscal years when there are 53 weeks, in which case the fourth quarter contains 13 weeks).

The Steak n Shake Concept
    We strive to be the best restaurant in the world at providing guests a genuine, classic community diner experience with STEAKBURGER™ sandwiches and hand-dipped milk shakes. We occupy a distinct niche in the restaurant industry by offering full-service dining with counter and dining room seating, as well as drive-thru and carry-out service. Counter and dining room sales represent approximately 60% of the sales mix, while sales for off-premises dining represent approximately 40% of the sales mix. Unlike some quick service restaurants (“QSR”), all Steak n Shake food is freshly prepared, cooked-to-order in view of the guest, and served promptly on china with flatware and glassware by a friendly team of wait staff. Our prices are generally less than most casual dining and family-style concepts, with an average check of approximately $7.10 per person. The average check during the peak lunch and dinner hours is approximately $7.03 and $7.37, respectively.

    We believe that Steak n Shake offers a compelling value and core menu items with a higher level of quality than competing restaurant chains. Our menu features core items such as STEAKBURGER™ sandwiches, thin and crispy french fries and hand-dipped milk shakes. During fiscal 2007 we supplemented the core menu with high-quality chicken sandwiches, low-fat Fruit n Frozen Yogurt shakes and improved entrée salad offerings. We believe that the core items of high-quality food have built brand loyalty with our guests, while newer menu items have met consumer demand for healthier menu items. All menu items are prepared in accordance with our strict specifications using high-quality ingredients, including 100% pure beef in our STEAKBURGER™ sandwiches.

    Over the years, we have responded to changing guest tastes by providing greater menu variety, while maintaining the core items to ensure continued guest appeal. While we plan to focus on our core menu items, we will periodically add complementary items to the menu. For example, we are currently testing upgraded coffee and new breakfast menu items in select markets.

Expanding the Concept
    Continuing to grow in both new and existing trade areas is an important part of our strategy to enhance the Steak n Shake brand and increase shareholder value. During fiscal year 2007, we opened 16 new Company-owned units and franchisees opened six new units. The new Company-owned units and franchise openings were in current and new markets. This level of expansion is less than in prior years. We currently expect the opening of approximately nine Company-owned and six franchised Steak n Shake restaurants in fiscal year 2008. The actual number of openings will depend on many factors, including the ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction and recruit and train restaurant management and hourly associates. We will also rebuild two older units and remodel four to six units utilizing an updated restaurant design which adds the historic winged logo to the building exterior, reduces construction costs, maximizes the use of available space and can potentially be located on smaller parcels of land. The updated design will be used for new unit construction beginning in fiscal 2009.

    In fiscal years 2005 and 2006, we acquired a total of 25 restaurants from former franchisees. During the fourth quarter of fiscal 2006, we acquired eight restaurants from Creative Restaurants, Inc. ("CRI"), and in fiscal 2005, we acquired 17 restaurants from Kelley Restaurants, Inc. ("KRI"). The purchases of franchised restaurants allow us to build on the success achieved by our franchisees while giving us the opportunity to further develop the markets in which these restaurants are located.

    Because the site selection process is critical to the success of our restaurants, our senior management devotes significant time and resources to analyzing each prospective site. We consider a variety of factors in the site selection process, including local market demographics, site visibility and accessibility, highway interchanges and proximity to significant generators of potential guests, such as major retailers, housing communities and businesses. Our site selection tool, Thompson MapInfo, allows us to be more analytic in our real estate site selections. This site selection tool provides a sophisticated view of the sales potential for each prospective site as well as insight into markets around the country. In 2008 and beyond, we will continue to be selective in choosing markets and individual sites for both Company-owned and franchise expansion.

Our Strategy for 2008
    Our primary focus in fiscal 2008 is reversing our negative prior years’ same store sales trends. In furtherance of that goal we are focused on three core activities: simplifying business initiatives, intensifying the focus on store level execution and critically reviewing our cost structure. We will also be implementing a modest incremental price increase of 2% over the year to cover some of the commodity and minimum wage cost increases we will face in fiscal 2008. In addition, during the first quarter of fiscal 2008, we will decrease the volume of coupon distribution in most markets as compared to the first quarter of fiscal 2007.

Simplification
    Relative to simplification, we have rigorously evaluated all recent initiatives and eliminated anything that would not contribute to improved store level execution in a cost efficient manner. Our commitment to simplification and focus on core products is exemplified by our 2008 marketing programming, which is balanced between product and brand focus, with primary emphasis on core STEAKBURGER™ and milk shake messaging. This message will focus on core product promotions that utilize existing ingredients and proven limited time offers, such as the black peppercorn bacon premium topping STEAKBURGER™ sandwiches currently being marketed.

    The development efforts that we will undertake during the year will focus on a few initiatives that we believe represent the best potential to drive future sales, including upgraded coffee and breakfast, improved milk shake fountain deployment and menu simplification and reengineering.

Execution
    We intend to improve store level execution and field accountability in the coming year. Among the initiatives in this area is the implementation of an integrated store level execution plan which includes several core elements. The first, and perhaps the most important, is the “Leading from the Front” initiative, under which store General Managers work almost exclusively within the sight of their guests. This allows them to focus on the guest service experience and eliminate any dissatisfaction in the dining room. Attention to and follow-up on the enhanced customer service program, “Seven Steps of Service,” which provides a renewed focus on cleanliness, training and coaching, are central to making this initiative successful.

    Another initiative tied to successful execution is the roll-out of the “Guest Recovery” 800 number capability for resolution of customer issues. This system enables guests to alert us to complaints in real time via toll-free hotline and enables our senior leaders to promptly address complaints and ensure that guests return. An added benefit of this system is that it provides significant insight into operational issues in particular restaurants or areas while creating a database of learning and coaching material to enable focus on continuous improvement.

    Finally, we are simplifying the performance scorecards for store level managers and will compensate them based on their ability to execute our strategy. Their bonus will be based primarily on store level improvements. We will support them in this regard by implementing a few initiatives which will not distract them from their primary focus. These include implementing a new point-of-sale ("POS") system, simplifying the milk shake fountain process, streamlining the drive-thru and dine-in menus and enhancing the hiring and career development process to increase the bench strength for both field leaders and associates.

Cost Structure
    We expect a difficult cost environment in fiscal 2008 with rapidly rising commodity costs, especially dairy, and the incremental annual impact of minimum wage increases. We are attempting to manage this cost environment with limited price increases, labor management efficiencies and supply chain cost savings initiatives. In addition, during fiscal 2007 we undertook a critical review of all general and administrative expenses to ensure that all expenses support our strategic direction. Any spending not directly related to execution of our core strategies was reduced or eliminated. As a result, we reduced general and administrative spending by a net $8.1 million for fiscal 2008. This includes reductions in staffing, salaries and outside consulting services as well as tightening of overall general and administrative spending. We believe that further cost reduction opportunities exist. We are also performing a critical analysis of our new unit construction costs, which have become increasingly expensive in the last few years. This focus is primarily on reducing the overall development and operating costs of our building prototype, as well as developing a new building refresh prototype. We will continue building new stores in 2008 in existing markets and will pilot the new refresh prototype. This new prototype is an appealing evolution of the current style that is less expensive to build, increases the use of available space and can potentially be located on smaller parcels of land. In addition, retrofits to this design will cost approximately $225,000 to $300,000 each, with significant returns expected on this investment. The new prototype will be used in 2008 refreshes and 2009 new unit construction.

Restaurant Locations
    The following table lists the locations of the 491 Steak n Shake restaurants, including 56 franchised units, as of September 26, 2007:

	Company-Owned	Franchised	Total
Alabama	5	—	5
Arkansas	—	1	1
Florida	85	—	85
Georgia	25	3	28
Illinois	63	6	69
Indiana	69	2	71
Iowa	4	—	4
Kansas	3	1	4
Kentucky	14	1	15
Michigan	20	—	20
Mississippi	—	1	1
Missouri	42	17	59
North Carolina	6	5	11
Ohio	64	—	64
Oklahoma	—	5	5
Pennsylvania	5	1	6
South Carolina	1	2	3
Tennessee	9	9	18
Texas	20	—	20
West Virginia	—	1	1
Wisconsin	—	1	1

Total	435	56	491

Restaurant Operations
    The key to growing our customer base is ensuring our guests have an enjoyable dine-in, carry-out or drive-thru experience. To ensure this positive guest experience, we must have competent and skilled restaurant management at each of our locations. A typical Steak n Shake restaurant's management team consists of a General Manager, a restaurant manager and from one to four secondary managers. The number of managers varies depending upon the sales volume of the unit. Each restaurant's General Manager has primary responsibility for the day-to-day operations of the restaurant and is responsible for maintaining our operating standards and procedures. The General Manager holds the responsibility for the unit's profitability and their bonus is partially based on meeting or exceeding the financial plan's expected store sales and profitability. In addition to day-to-day operations, the General Manager is involved in the planning and budgeting process for their restaurant. An experienced, well-trained General Manager promotes compliance with our high standards for food quality and guest service, ensures that all health and safety requirements are met and ensures compliance with applicable state labor laws. We seek to employ managers who focus on delivering superior guest service.

    We foster a "promote from within" approach. To develop the talented bench strength needed for continued internal promotions, developing our associates into competent managers is one of our highest priorities. As part of our commitment to improving our standards of execution, we emphasize strengthening each management team's skills and capabilities through innovative selection, development, evaluation and reward systems. Associates are encouraged to learn new skills to aid in their professional growth and to create greater opportunities for advancement. The management development process is designed to not only meet our current management needs, but to provide for our future growth needs as well.

Guest Satisfaction and Quality Control
    Our future success depends on our associates' consistent commitment to exceeding the guests' expectations. This commitment is monitored at Company-owned units through the use of guest satisfaction surveys, a mystery shopping program, frequent on-site visits and formal inspections by management and training personnel. In the first quarter of fiscal 2008, we will complete the roll-out of a new “Guest Recovery” 800 number to resolve customer issues in a timely manner and encourage return visits. Franchised restaurants are monitored through periodic inspections by franchise field operations personnel, guest satisfaction surveys and a mystery shopping program, in addition to their own internal management oversight procedures. These guest satisfaction measurement tools provide data for both continuing and improving our excellence in customer service.

Purchasing and Distribution Center Operations
    We operate one distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce and dairy products) and restaurant supplies are delivered to 107 Company-owned and 10 franchised restaurants. The restaurants served by the distribution center are located in the Midwest (primarily in Illinois, Missouri, Iowa and Wisconsin). Our semi-trailers handle refrigerated products, frozen products and dry goods in the same delivery trip. The restaurants that are not serviced by the distribution center obtain Company-approved food products and supplies from two separate independent distributors; one with locations in Orlando, Florida and Pryor, Oklahoma, and the other with a location in Zanesville, Ohio.

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

Branding
    Our marketing thrust for 2008 will be driven by a focus on our core menu items, including STEAKBURGER™ sandwiches, french fries and milk shakes. Its goal is to build brand loyalty and increase purchase frequency. Marketing platforms are product directed and explain why Steak n Shake is superior to alternatives by using a fun, irreverent, tongue-in-cheek approach in our advertising campaigns. This "voice of the restaurant" defines our brand personality. By coupling this branding approach with real consumer benefits, existing guests are encouraged to visit more often and new guests are encouraged to give our concept a try. Television and radio, outdoor billboards, and coupon inserts are the mediums on which we focus our advertising.

Franchising
    Our franchising program extends our brand name recognition to areas where we have no current development plans and generates additional revenues without substantial investment. Our expansion plans include seeking qualified new franchisees and expanding our relationships with current franchisees.

    Franchisees undergo a selection process supervised by the Vice President, Franchising, and require final approval by senior management. We typically seek franchisees with both the financial resources necessary to fund successful development and significant experience in the restaurant/retail business. We assist franchisees with the development and ongoing operation of their restaurants. Our management personnel assist franchisees with site selection, approve all restaurant sites and provide prototype plans and construction support and specifications. Our staff provides both on-site and off-site instruction to franchised restaurant management and associates.

    All franchised restaurants are required to serve only Steak n Shake approved menu items. Access to services such as our distribution center and POS system enables franchisees to benefit from our purchasing power and assists us in monitoring compliance with our quality standards and specifications.

    The standard Steak n Shake unit franchise agreement has an initial term of 20 years. Among other obligations, the standard agreement requires franchisees to pay an initial franchise fee of $40,000 for the first restaurant in a market, $35,000 for the second unit and $30,000 for each subsequent unit, as well as continuing royalty fees and service fees based on gross receipts. The standard franchise agreement also requires the franchisee to pay 5% of gross sales for advertising. For more information on franchising opportunities, visit our web site at www.steaknshake.com/franchise.

Competition
    The restaurant business is one of the most intensely competitive industries in the United States, with price, menu offerings, location and service all being significant competitive factors. Our competitors include national, regional and local establishments. In all of our current and proposed future market areas, there are established competitors with financial and other resources which are greater than ours. We face competition for sites on which to locate new restaurants, as well as for restaurant associates and guests. The restaurant business is often affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographics, harsh weather conditions, and the type, number and location of competing restaurants. Additional factors that may adversely affect the restaurant industry in general, and our restaurants in particular, are increases in food, labor and associate benefit costs, negative publicity surrounding food quality or safety issues and difficulty in attracting qualified management personnel and hourly associates.

Seasonal Aspects
    We have substantial fixed costs which do not decline as a result of a decline in sales. Our first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes as compared to the third and fourth fiscal quarters. Additionally, sales in the first two fiscal quarters can be adversely affected by severe winter weather. We may also be negatively affected by potential adverse weather during the first and fourth fiscal quarters due to hurricanes and tropical storms that may impact the Southeastern portion of the United States, where we have a significant number of restaurants.

Employees
    As of September 26, 2007, we employed approximately 22,000 associates, of which approximately two-thirds were part-time hourly associates.  We consider our employee relations to be good and believe that we are providing working conditions and wages that compare favorably with the industry.

Trademarks
    "Steak n Shake®", "Steak 'n Shake Famous For Steakburgers®", "Famous For Steakburgers®", "Takhomasak®", "Faxasak®", "Original Steakburgers®", "In Sight It Must Be Right®", "Steak n Shake It’s a Meal®", "The Original Steakburger®", "The "Wing and Circle"® logo", "Steak n Shake In Sight it Must be Right®", "Takhomacup®", "Takhomasak®", "Takhomacard®", "Banawberry®", "Banocolate®", "Strawnilla®", "Vanocha®",  "Sippable Sundaes®", “Side-by-Side®” and the Company’s "storefront design"® are among the federally registered trademarks and servicemarks we own. "Bits ‘n Pieces™", “Original Double Steakburger™”, "Exactly The Way You Want It™”, "Food And Service Exactly The Way You Want It™" and "Create Your Own Steakburger™" are among the trademarks and service marks we own or for which federal registration applications are currently pending. We protect our trademark rights by appropriate legal action whenever necessary.

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

    Our restaurant operations are also subject to federal and state minimum wage laws and laws governing such matters as working conditions, child labor, overtime and tip credits. Many of our restaurant associates are paid at rates related to the federal and state minimum wage laws, and accordingly, further increases in the minimum wage would increase our labor costs. During 2007 we experienced federal and state mandated minimum wage rate increases in a number of states where we operate numerous stores, including Florida, Georgia, Illinois, Indiana, Missouri and Ohio, resulting in a collective fiscal 2007 impact of approximately $3.7 million. The total impact of these federal and state minimum wage increases for fiscal 2008 is expected to be approximately $3.5 million.

    As of September 26, 2007, we had franchise operations in 15 states and are subject to certain federal and state laws controlling the offering and conduct of the franchise business in those states. In addition, we are subject to franchise registration requirements in several states in which we are now conducting or will conduct franchise business in the future.

Geographic Concentration
    During fiscal 2007, approximately 42.1% of our net sales were derived from five defined market areas ("DMA"): Indianapolis, Indiana (11.7%); St. Louis, Missouri (11.3%); Orlando, Florida (7.0%); Chicago, Illinois (6.5%); and Tampa, Florida (5.6%). As a result, operations may be materially affected by weather, economic or business conditions within these markets. Also, given our present geographic concentration, adverse publicity relating to Steak n Shake restaurants could have a more pronounced overall adverse effect on our sales than might be the case if our restaurants were more broadly dispersed.

Information Available on our Web Site
    We make available through our web site, free of charge, our filings with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after we file them electronically with, or furnish them to, the SEC. The reports we make available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and any amendments to those documents. In addition, corporate governance documents such as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistleblower Policy, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter and Audit Committee Charter are posted on our web site and are available without charge upon written request. Our web site link is www.steaknshake.com and the link to SEC filings and corporate governance documents is www.steaknshake.com/investing.html. Our web site and the information contained therein or connected thereto is not intended to be incorporated into this report on Form 10-K.

Executive Officers of the Registrant
    The following table sets forth information regarding our executive officers effective as of September 26, 2007:

Name	Age	Position with Company	Since

Jeffrey A. Blade	46	Executive Vice President, Chief Financial and Administrative Officer -
		The Steak n Shake Company	2004
		Steak n Shake Enterprises, Inc.	2006

Duane E. Geiger	44	Vice President, Controller -
		The Steak n Shake Company	2000
		Steak n Shake Enterprises, Inc.	2006

Alan B. Gilman(1)	77	Interim President -
		The Steak n Shake Company	2007
		Steak n Shake Operations, Inc.	2007
		Interim Chief Executive Officer -
		The Steak n Shake Company	2007
		Steak n Shake Enterprises, Inc.	2007
		Chairman -
		The Steak n Shake Company	2003
		Steak n Shake Operations, Inc.	2003
		Steak n Shake Enterprises, Inc	2006

Omar Janjua	49	Executive Vice President, Operations -
		The Steak n Shake Company	2007
		Steak n Shake Operations, Inc.	2007

David C. Milne	40	Vice President -
		The Steak n Shake Company	2007
		Steak n Shake Enterprises, Inc.	2007
		General Counsel -
		The Steak n Shake Company	2003
		Steak n Shake Enterprises, Inc.	2006
		Corporate Secretary -
		The Steak n Shake Company	2004
		Steak n Shake Enterprises, Inc.	2006

Thomas Murrill	58	Senior Vice President, Human Resources -
		The Steak n Shake Company	2007
		Steak n Shake Operations, Inc.	2007

Gary T. Reinwald	59	Executive Vice President, Development -
		The Steak n Shake Company	2004
		Steak n Shake Operations, Inc.	2004

Steven M. Schiller	42	Senior Vice President, Chief Marketing Officer-
		The Steak n Shake Company	2005
		Steak n Shake Enterprises, Inc.	2006

J. Michael Vance	38	Vice President, Strategic Planning and Chief Information Officer -
		The Steak n Shake Company	2006
		Steak n Shake Enterprises, Inc.	2006

(1) Member of the Board of Directors of the Company.

    Mr. Blade joined us as Senior Vice President and Chief Financial Officer in 2004 and was promoted to Executive Vice President, Chief Financial and Administrative Officer in 2007. From 1999 to 2004, Mr. Blade was Vice President of Finance for the U.S. operations of Cott Corporation. Prior thereto, Mr. Blade served in various financial roles for the Kraft Foods Corporation from 1988 to 1999.

    Mr. Geiger was appointed Vice President, Controller in 2004. Prior thereto, Mr. Geiger was Vice President, Information Systems, Financial Planning and Treasurer and served in various other capacities within the Company since 1993.

    Mr. Gilman was appointed interim President and Chief Executive Officer in 2007. Mr. Gilman was elected Chairman during 2003 and has been a Director of the Company since 1992. He served as Chief Executive Officer from 1992 until 2004 and as President from 1992 until 2002.

    Mr. Janjua joined us as Executive Vice President, Operations in 2007. Prior to joining Steak n Shake, he served in various executive positions with Yum Brands, Inc. in its Pizza Hut operations since joining Yum in 1989.

    Mr. Milne was promoted to General Counsel in 2003, to Secretary in 2004 and to Vice President in 2007 after joining us in 2000. Prior to joining Steak n Shake, Mr. Milne was in the private practice of law with two large Indianapolis law firms.

    Mr. Murrill joined us as Senior Vice President, Human Resources in 2007. Prior to joining Steak n Shake he served as Executive Vice President of Total Access Speakers Bureau, Inc. in 2006 and Vice President of Human Resources and Administration at Royal Caribbean Cruise Lines, LTD from 1995 through 2006.

    Mr. Reinwald was appointed Executive Vice President of the Company in 2004. Prior thereto, Mr. Reinwald was Senior Vice President, Operations and National General Manager, and he has served in various management and senior management capacities during his 43-year tenure with Steak n Shake.

    Mr. Schiller joined us as Senior Vice President and Chief Marketing Officer in 2005. Prior to joining Steak n Shake, Mr. Schiller was the Group Director for the Marketing Organization for The Coca-Cola Company since joining in 1996.

    Mr. Vance was promoted to Chief Information Officer and Vice President, Strategic Planning in 2007 after having served as Vice President, Information Technology and Director of Information Technology since joining us in 2003. Prior to joining Steak n Shake he served as Director of Consulting Services with Inrange Global Consulting from 2002 through 2003 and was a Senior Manager with Arthur Anderson/Accenture from 1997 through 2002.

    Our executive officers are appointed annually by the Board of Directors.

ITEM 1A. RISK FACTORS

    An investment in our common stock involves a degree of risk. These risks should be considered carefully with the uncertainties described below, and all other information included in this Annual Report on Form 10-K, as well as other filings that we make from time to time with the SEC, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business, financial condition, results of operations or cash flows. The occurrence of any of the following risks could harm our business, financial condition, results of operations or cash flows. The trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.

    This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management's current expectations regarding future events and use words such as "anticipate," "believe," "expect," "may," and other similar terminology. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to, the risks and uncertainties discussed below. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. We undertake no obligation to publicly update or revise them, except as may be required by law.

Our new stores may not perform up to expectations.
    We are currently planning to open fewer new restaurants in fiscal 2008 than in recent years. Our ability to open and profitably operate restaurants is subject to risks such as identifying and securing suitable and economically viable locations, negotiating acceptable lease or purchase terms for new locations, obtaining required governmental permits (including zoning approvals) on a timely basis, complying with other regulatory requirements, securing necessary contractors, subcontractors and labor, meeting construction schedules and budgets, increasing labor and building materials costs and adverse weather conditions or other acts of God that could result in construction delays. If we are unable to successfully manage these risks, we could face increased costs and lower than anticipated revenues and earnings in future periods.

We face continually increasing competition in the restaurant industry for locations, guests, staff, supplies and new products, which may prevent us from reversing negative same store sales trends.
    Our business is subject to intense competition with respect to prices, services, locations, qualified management personnel and quality of food. We compete with other food service operations, with locally-owned restaurants and with other national and regional restaurant chains that offer the same or similar types of services and products. Some of our competitors may be better established in the markets where our restaurants are or may be located. Changes in consumer tastes, national, regional, or local economic conditions, demographic trends, traffic patterns and the types and numbers and locations of competing restaurants often affect the restaurant business. There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants. In addition, factors such as inflation, increased food, labor, equipment, fixture and benefit costs, as well as difficulty in attracting qualified management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular. We expect our first quarter fiscal 2008 same store sales to be down more than the low end of our annual range of down 1% to 5%. If our strategy does not improve same store sales, our operating results and business would be adversely affected.

The inability of our franchises to operate profitable restaurants may negatively impact our continued financial success.
    We operate a franchise program and collect royalties, marketing and service fees from the franchisees. The ability of franchisees to generate profits impacts our overall profitability and brand recognition.

    Growth within the existing franchise base is dependent upon many of the same factors that apply to our Company-owned restaurants, and sometimes the challenges of opening profitable restaurants prove to be more difficult for our franchisees. For example, franchisees may not have access to the financial or management resources that they need to open or continue operating the restaurants contemplated by their franchise agreements with us. In addition, our continued growth is also partially dependent upon our ability to find and retain qualified franchisees in new markets, which may include markets in which the Steak n Shake brand is less well known. Furthermore, the loss of any of our franchisees due to financial concerns and/or operational inefficiencies could impact our profitability and brand.

    Our franchisees are required to operate their restaurants according to our guidelines. We provide training opportunities to our franchise operators to fully integrate them into our operating strategy. However, since we do not have control over these restaurants, we cannot give assurance that there will not be differences in product quality or that there will be adherence to all of our guidelines at these franchised restaurants. In order to mitigate these risks, we do require that our franchisees focus on the quality of their operations, and we expect full compliance with our standards.

Due to our smaller restaurant base, our operating results could be materially and adversely affected by the negative performance of or the decision to close a small number of restaurants.
    Our restaurant base is smaller than many other restaurant chains. Accordingly, poor operating results in one or more of our markets or the decision to close even a relatively small number of underperforming restaurants could materially and adversely affect our business, financial conditions, results of operations or cash flows.

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
    Changing guest preferences, tastes and dietary habits can adversely impact our business and financial performance. We offer a large variety of entrees, side dishes and desserts, and our continued success depends, in part, on the popularity of our product offerings and casual style of dining. A change in guest preferences away from this dining style or our offerings in favor of other dining styles or offerings may have an adverse effect on our business.

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

Ownership and leasing of significant amounts of real estate exposes us to possible liabilities
    We own the land and building or lease the land and/or the building for our restaurants. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of our assets could decrease and our costs could increase because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of restaurants in an area, or liabilities for environmental conditions. We generally cannot cancel our leases. If we decide to close an underperforming existing store, or if we decide not to open a planned future store, we may, nonetheless, be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the remainder of the lease term. In addition, as each of the leases expires, we may fail to negotiate renewals either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

Labor shortages, an increase in labor costs, or the inability to attract qualified associates could harm our business.
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

Fluctuations in commodity and energy prices and the availability of commodities, including beef, poultry and dairy, could affect our business.
    A significant component of our costs is related to food commodities, including beef, poultry and dairy products, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, changes in international commodity markets and other factors. If there is a substantial increase in prices for these food commodities, and we are unable to offset the increases with changes in our menu pricing, our results of operations may be negatively affected. In addition, we are dependent on frequent deliveries of perishable food products that meet certain specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would likely lower revenues, damage our reputation and otherwise harm our business.

    We must purchase energy-related products such as electricity, oil and natural gas for use in each of our restaurants.Our suppliers must purchase gasoline in order to transport food and supplies to us. Our guests purchase energy to heat and cool their homes and fuel their automobiles. When energy prices increase, we incur greater costs to operate our restaurants. Likewise, our guests have lower disposable income and thus may reduce the frequency in which they dine out and/or feel compelled to choose more inexpensive restaurants when eating outside the home.

Due to our geographic locations, certain restaurants are subject to climate conditions that could affect operations.
    Many of our restaurants are located in the Midwest and Southeast portions of the United States. During the first and second fiscal quarters, restaurants in the Midwest may face harsh winter weather conditions. During the first and fourth fiscal quarters, restaurants in the Southeast may face harsh weather associated with hurricanes or tropical storms. These harsh weather conditions may make it more difficult for guests to visit our restaurants or may necessitate the closure of our restaurants for a period of time. If guests are unable to visit our restaurants, or if our restaurants are closed as the result of inclement weather, our sales and operating results may be negatively affected.

Unfavorable publicity could harm our business.
    Restaurant chains such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, food-borne illness, personal injury caused by food tampering, adverse health effects (including obesity) or other concerns stemming from one or a limited number of restaurants. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to even just one of our restaurants, could adversely affect public perception of the entire brand, which could immediately and severely hurt sales and accordingly, revenues and profits. If guests become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, due to negative publicity about the restaurant industry, adversely affect sales.

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

    In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry. As a result, we may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses. The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and to rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationship with franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales.

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
    None.

ITEM 2.  PROPERTIES

    We currently lease 57,066 square feet of executive office space in Indianapolis, Indiana, under a lease expiring June 30, 2013.

    We also have a complex of three buildings located in Bloomington, Illinois, where we own 38,900 square feet of office/warehouse space in two separate buildings (one of which has cold storage facilities), and we lease a 26,300 square foot distribution center and division office facility. We lease division offices in Orlando, Florida; Cincinnati, Ohio; Columbus, Ohio; Chicago, Illinois; and Indianapolis, Indiana. We own division office facilities in St. Louis, Missouri. At September 26, 2007, we owned one restaurant location that had been leased to a third party. In addition, there were six restaurants under construction and we owned four parcels of land that are being held for future development at September 26, 2007.

    As of September 26, 2007, we operated 266 leased and 169 owned restaurants. Restaurant leases for land and building typically are non-cancelable, have an initial term of 18 to 25 years, renewal terms aggregating twenty years or more and require us to pay real estate taxes, insurance and maintenance costs. Of our leases, 185 contain clauses requiring the payment of a percentage of sales in excess of a certain threshold as rent in addition to base rent requirements. Restaurants are generally 3,900 square feet and seat approximately 100 customers, while a minimal percentage of restaurants have a similar style but seat 54 to 198 customers and occupy between 1,000 and 6,000 square feet. We have lease obligations on three former restaurants which have been subleased to others as of September 26, 2007. These obligations primarily relate to restaurant locations disposed of in the late 1970's and the sublease rentals cover substantially all of our obligations under the primary leases.

    Our wholly owned subsidiary, SNS Investment Company ("SIC"), assists qualified franchisees with financing by purchasing or leasing land, constructing the restaurant and then leasing or subleasing the land and building to the franchisee. SIC leases the land and building for these properties as the primary lessee. These leases typically have an initial term of 18 years, renewal options aggregating 20 years or more and require SIC to pay real estate taxes, insurance and maintenance costs. As of September 26, 2007, SIC had three land and building leases for properties located in Chattanooga, Tennessee; Columbia, Missouri; and Topeka, Kansas; which are being operated by franchisees pursuant to sublease agreements. All lease and sublease agreements between SIC and its franchisees specifically include triple net lease provisions whereby the franchisee is responsible for all real estate taxes, insurance and maintenance costs. Additionally, SIC has a ground lease for a property in Bloomington, Indiana, which is subleased to a third party.

Restaurant Lease Expirations
    Restaurant leases are scheduled to expire as follows, assuming the exercise of all renewal options:

	Number of Leases Expiring
Calendar Year	SNS	SIC
2008 - 2012	1	—
2013 - 2017	3	—
2018 - 2022	17	1
2023 - 2027	11	1
2028 - 2032	23	—
Beyond	211	2
	266	4

ITEM 3. LEGAL PROCEEDINGS

    We are engaged in various legal proceedings and have certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management believes, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price Range/Stock Trading
    Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol SNS. Stock price quotations can be found in major daily newspapers, in The Wall Street Journal and on our web site. The high and low closing sales prices for our common stock, as reported on the NYSE for each quarter of the past two fiscal years, are shown below:

	2007		2006
	High	Low	High	Low

First Quarter	$19.25	$16.53	$19.39	$16.87

Second Quarter	$18.08	$16.43	$21.10	$16.60

Third Quarter	$17.13	$14.78	$20.08	$14.79

Fourth Quarter	$17.22	$13.46	$17.41	$13.46

    We did not pay cash dividends on our common stock during the last two fiscal years and do not expect to pay cash dividends in the near future. As of December 5, 2007, there were approximately 8,000 record holders of our common stock.

Share Repurchases
    The following table presents a summary of share repurchases made by us:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 5, 2007-August 1, 2007	—	—	—	2,979,600
August 2, 2007-August 29, 2007	—	—	—	2,979,600
August 30, 2007-September 26, 2007	—	—	—	2,979,600

    The share repurchase program previously authorized by the Board of Directors was announced on November 16, 2005. The program allowed for the repurchase of up to three million shares for a period of two years. There were no further repurchases of shares subsequent to year-end through the expiration of the program on November 16, 2007.

    See Item 12 for the "Equity Compensation Plan Information" required by Item 201(d) of Regulation S-K.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATING DATA
The Steak n Shake Company
(Amounts in 000s, except per share data)

	2007	2006	2005	2004	2003
Statement of Earnings Data:
Total Revenues	$654,142	$638,822	$606,912	$553,692	$499,104
Net Earnings (1)	$11,808	$28,001	$30,222	$27,591	$20,861

Per Share Data:
Basic Earnings Per Common Share:
Basic earnings per share (1)	$0.42	$1.01	$1.10	$1.01	$0.77

Diluted Earnings Per Common and Common Equivalent Share:
Diluted earnings per share (1)	$0.42	$1.00	$1.08	$1.00	$0.77

Basic Weighted Average Shares (in thousands)	28,018	27,723	27,500	27,385	27,010
Diluted Weighted Average Shares and Share Equivalents (in thousands)	28,216	28,039	28,059	27,711	27,110

Statement of Financial Position Data:
Total assets	$565,214	$542,521	$474,657	$435,853	$417,174
Long-term debt:
Obligations under leases	139,493	143,996	147,615	144,647	147,957
Other long-term debt	16,522	18,802	6,315	9,429	16,203
Shareholders' equity	$303,864	$287,035	$252,975	$218,932	$187,903

SELECTED FINANCIAL AND OPERATING DATA
The Steak n Shake Company

	2007	2006	2005	2004	2003
Other Data:
Number of Restaurants:
Company-owned	435	429	399	365	356
Franchised	56	48	49	60	57
	491	477	448	425	413

Approximate Number of Employees	22,000	23,000	21,500	20,000	20,000
Approximate Number of Shareholders	8,000	12,000	13,500	13,500	13,500

(1) Fiscal 2007 and 2006 net income and earnings per share include the impact of the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share Based Payment" ("SFAS 123(R)"). Net after-tax effect was $0.04 and $0.07 per diluted share, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Steak n Shake Company
(Years ended September 26, 2007, September 27, 2006 and September 28, 2005)
(Amounts in $000s, except per share data)

    In the following discussion, the term "same store sales" refers to the sales of only those units open eighteen months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

    We have a 52/53 week fiscal year ending on the last Wednesday in September. Fiscal years 2007, 2006 and 2005, which ended on September 26, 2007, September 27, 2006 and September 28, 2005, respectively, each contained 52 weeks.

    For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and related notes found elsewhere in this Annual Report.

Overview

Business Profile
    In fiscal 2007, we opened 16 new Company-owned restaurants, closed eight underperforming restaurants and sold two restaurants to franchisees, which brings the total Company-owned restaurants to 435. Additionally, six new franchised units were opened during fiscal 2007, bringing the total number of franchised restaurants to 56.

Company Performance
    We reported higher revenues and lower net earnings and diluted earnings per share in the year ended September 26, 2007 as compared to the prior year. Total revenues increased by 2.4% to $654,142, compared to $638,822 for the same period last year. Net earnings decreased 57.8% to $11,808 from $28,001 in the prior year, while diluted earnings per share decreased to $0.42 from $1.00.  Included in 2007 earnings per share is a charge of $5,369 ($3,329 or $0.12  per diluted share, net of tax) primarily related to the impairment of 14 Company-owned restaurants. During the fourth quarter of fiscal 2007, we closed eight of these impaired restaurants. We do not anticipate any material Company-owned store closures during 2008. Also included in 2007 earnings per share was a charge of $1,900 ($1,178 or $0.04 per diluted share, net of tax) related to restructuring and severance expenses.

    The keys to revenue growth in fiscal 2007 were the addition of 16 new Company-owned stores and a full year of revenues earned from eight stores acquired from CRI at the beginning of the fourth quarter of fiscal 2006. These increased revenues were offset by a decline in same store sales of 3.8% for the full year. The decrease in same store sales was the result of a decrease in guest counts of 5.6% offset by an increase in average guest expenditure of 1.8%, aided by a 2.0% weighted average menu price increase in the current year.

    We believe the decline in guest counts is due to a number of factors, including the impact of rising fuel prices, rising interest rates, high home foreclosure rates in some of our core markets, poor store level execution, the underperformance of stores opened in recent years and falling consumer confidence that diverted these guests to more traditional QSR. We are committed to improving both our execution and the concept to enable us to gain same store sales, even in difficult environments. We understand that the outlook for several external environmental factors that affect casual dining trends (such as gas prices, foreclosures and interest rates) remains uncertain.

Fiscal 2008
    We anticipate full-year diluted earnings per share in the range of $0.32 to $0.42. The earnings per share estimate is based on a same store sales decline of 1.0% to 5.0%, given the continued difficult operating environment and the resulting impact on same store sales performance. This estimate includes a 2% incremental price increase taken in November 2008. We expect first quarter fiscal 2008 same store sales to be down potentially more than the low end of the annual range, reflecting the current challenging business environment and the impact of a decrease in the volume of coupon distribution in most markets as compared to the first quarter of fiscal 2007.

    We anticipate opening approximately nine new Company-owned stores in established markets during fiscal 2008 with the expectation that at least two-thirds of the openings will be completed in the first half of the fiscal year. This represents fewer openings than in recent years, which will permit us to focus on improving execution and same store sales. Fiscal 2008 capital spending is anticipated to be in a range of $37,000 to $45,000. Relative to franchising, we expect franchisees to open approximately six units during fiscal 2008.

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

Long-lived Assets - Impairment and Classification as Held for Sale
    We review our restaurants for impairment on a restaurant-by-restaurant basis when events or circumstances indicate a possible impairment. We test for impairment by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total estimated future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss is recognized in earnings.

    We sell restaurants that have been closed due to underperformance and land parcels that we do not intend to develop in the future. We classify an asset as held for sale in the period during which each of the following conditions is met: (a) management has committed to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition; (c) an active search for a buyer has been initiated; (d) completion of the sale of the asset within one year is probable; (e) the asset is being marketed at a reasonable price; and (f) no significant changes to the plan of sale are expected.

    Because depreciation and amortization expense is based upon useful lives of assets and the net salvage value at the end of their lives, significant judgment is required in estimating this expense. Additionally, determining the future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were to be sold and other financial and economic assumptions. There is also judgment involved in estimating the timing of completing the sale of an asset. Accordingly, we believe that accounting estimates related to long-lived assets are critical.

Insurance Reserves
    We self-insure a significant portion of expected losses under our workers' compensation, general liability and auto liability insurance programs. In 2006, we began to self-insure our group health insurance risk. We purchase reinsurance for individual and aggregate claims that exceed predetermined limits. We record a liability for all unresolved claims and our estimates of incurred but not reported ("IBNR") claims at the anticipated cost to us. The liability estimate is based on information received from insurance companies, combined with management's judgments regarding frequency and severity of claims, claims development history and settlement practices. Significant judgment is required to estimate IBNR claims as parties have yet to assert a claim and therefore, the degree to which injuries have been incurred and the related costs have not yet been determined. Additionally, estimates about future costs involve significant judgment regarding legislation, case jurisdictions and other matters. Accordingly, management believes that estimates related to self-insurance reserves are critical. Our reserve for self-insured liabilities at September 26, 2007 and September 27, 2006 were $7,037 and $10,521, respectively. The reduction in insurance liability is the result of favorable claims experience over prior years, timing of payments made due to our efforts to close claims related to prior years and a shift in our prepayment of estimated reserves from the fourth quarter of fiscal 2006 to the first quarter of fiscal 2007.

Income Taxes
    We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Accordingly, we believe estimates related to income taxes are critical. Based on 2007 results, a change of 1% in the annual effective tax rate would have an impact of $149 on net earnings.

Goodwill and Other Intangible Assets
    We evaluate goodwill and other indefinite life intangible assets annually, or more frequently if indicators of impairment are present. If the determined fair values of these assets are less than the related carrying amounts an impairment loss is recognized. The methods used to estimate fair value may include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions or changes in operating performance. Determining the future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset and other financial and economic assumptions. Accordingly, we believe that accounting estimates related to goodwill and other intangible assets are critical.

Leases
    We lease certain properties under operating leases. We also have many lease agreements that contain rent holidays, rent escalation clauses and/or contingent rent provisions. We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. We use a time period for our straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the rent commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take access to the grounds for buildout. As the assumptions inherent in determining lease commencement and lease expiration dates and other related complexities of accounting for leases involve significant judgment, management has determined that lease accounting is critical.

Results of Operations
    In the following table is set forth the percentage relationship to total revenues, unless otherwise noted, of items included in consolidated statements of earnings for the periods indicated:

	2007	2006	2005
Revenues:
Net sales	99.4%	99.4%	99.4%
Franchise fees	0.6	0.6	0.6
Total Revenues	100	100	100
Costs and Expenses:
Cost of sales (1)	23.1	22.6	23.2
Restaurant operating costs (1)	51.8	50.3	49.0
General and administrative	8.8	8.3	7.9
Depreciation and amortization	4.9	4.5	4.4
Marketing	4.4	4.3	4.4
Interest	2.1	1.8	2.1
Rent	2.1	1.9	1.7
Pre-opening costs	0.4	0.6	0.5
Provision for restaurant closings	0.8	—	0.2
Other income, net	(0.3)	(0.4)	(0.3)

Earnings Before Income Taxes	2.3	6.6	7.3

Income Taxes	0.5	2.2	2.3

Net Earnings	1.8%	4.4%	5.0%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

(Amounts in $000s)

Fiscal 2007 compared with Fiscal 2006
Net Earnings
     Net earnings decreased in the current year by 57.8% or $16,193 to $11,808, or $0.42 per diluted share compared with $28,001 or $1.00 per diluted share, for fiscal 2006. The decrease was primarily driven by the decline in same store sales noted below, a $5,369 ($3,329, net of tax) non-cash impairment charge which had an impact of $0.12 per diluted share and $1,900 ($1,178, net of tax) of restructuring and severance expenses which had an impact of $0.04 per diluted share.

Net Sales
    For the year, net sales increased 2.4% from $634,941 to $650,416. The net sales gains were due to the opening of 16 new Company-owned stores, partially offset by a 3.8% same store sales decline. That decrease in same store sales was due to a declining guest count of 5.6% partially offset by a 1.8% increase in average guest expenditure. As noted, fiscal 2007 net sales also benefited from a full year of sales relating to the acquisition of eight franchised restaurants from CRI in the fourth quarter of fiscal 2006. CRI sales during 2007 and 2006 were $15,842 and $3,990, respectively.

Cost and Expenses
    In 2007, cost of sales was $150,286 or 23.1% of net sales, compared with $143,360 or 22.6% of net sales in fiscal 2006. The increase as a percentage of net sales was primarily due to new menu items with higher percentage food cost, including improved entrée salads, chicken sandwiches and Fruit n Frozen yogurt shakes, and to operational inefficiencies from implementing the new product mix.

    Restaurant operating costs were $336,955 or 51.8% of net sales compared to $319,070 or 50.3% of net sales in the prior year. The largest portion of the increase related to labor and fringes, which increased $10,144 or 0.7% as a percentage of net sales over the prior year. The increase in labor costs was primarily due to federal and state mandated minimum wage rate increases in states where we operate numerous stores, including Florida, Georgia, Illinois, Indiana, Missouri and Ohio, resulting in a collective fiscal 2007 impact of $3,722. Other restaurant operating costs including utilities and repairs and maintenance increased as a percentage of net sales due to the impact of negative same store sales on fixed costs.

    General and administrative expenses for fiscal 2007 were $57,525 or 8.8% of total revenues compared to $52,949 or 8.3% of total revenues in fiscal 2006. The increase in general and administrative expenses as a percentage of revenues was attributable to $1,900 of restructuring and severance expenses not incurred in fiscal 2006 and to approximately $1,600 of compensation and $1,400 of incremental consulting expenses including "Guest Winning Promise" research. Planned general and administrative spending for fiscal 2008 is anticipated to be approximately $8.1 million lower than in fiscal 2007 due to decreases in staffing, salaries, outside consulting services and overall general and administrative spending.

    Depreciation and amortization expense for fiscal 2007 was $32,185 or 4.9% of total revenues, versus $28,967 or 4.5% of total revenues in the prior year. The increase was primarily due to the addition of units, including the eight restaurants acquired from CRI in the fourth quarter of fiscal 2006, to software placed in service during fiscal 2007 and to the impact of negative same store sales on fixed costs.

    Rent expense increased slightly as a percentage of total revenues primarily as a result of the decline in same store sales, as well as increases in rental rates for new unit leases.

    Interest expense in fiscal 2007 was $14,015 or 2.1% of total revenues, versus $11,373 or 1.8% of total revenues in the prior year. The increase in interest expense was due to increased borrowings under the Senior Note Agreement and Private Shelf Facility ("Senior Note Agreement") and to lower capitalized interest from decreased land acquisition and unit construction, partially offset by lower average borrowings under leases.

    In fiscal 2007, provision for restaurant closings was $5,176, which represented a charge of $5,369 for impairment of assets and store closure reserve related to 14 underperforming units, offset by the gain on the sale of two units that had been closed during a prior year. Fiscal 2006 provision was a credit of $103 as a result of the gain on the sale of one unit that had been closed during a prior year.

    Pre-opening expense was $2,689 or 0.4% of total revenues, versus $3,579 or 0.6% of total revenues in the prior year. The reduction was driven by a decrease in new units from 26 last year to 16 in fiscal year 2007. Pre-opening costs per restaurant increased slightly over the prior year due to differences in the timing of when pre-opening costs are incurred compared to when the stores are opened.

    Income tax expense was recorded at an effective tax rate of 20.6%, versus 33.8% in the prior year. The decrease in the tax rate in the current year is due primarily to the proportionate effect of federal income tax credits when compared to annual pre-tax earnings and the impact of the extension of the Work Opportunity and Welfare to Work tax credits retroactive to January 1, 2006. The benefit recorded related to the tax credit extension totaled approximately $650.

Fiscal 2006 compared with Fiscal 2005
Net Earnings
    Net earnings decreased in fiscal 2006 by 7.3% or $2,221 to $28,001, or $1.00 per diluted share compared with $30,222 or $1.08 per diluted share, for fiscal 2005. The decrease was primarily driven by the impact of the adoption of SFAS 123(R), which had an impact of $0.07 per diluted share coupled with the decrease in same stores sales as noted below.

Net Sales
    For 2006, net sales increased 5.3% from $603,068 to $634,941. The net sales gains were due to new Company-owned stores and the acquisition of franchise units partially offset by a 2.1% same store sales decline. That decline in same store sales was due to a declining guest count of 6.2% partially offset by a 4.1% increase in average guest expenditure. In 2006, we opened 26 new Company-owned stores and acquired eight restaurants in the fourth quarter from CRI, a franchisee. Fiscal 2006 net sales also benefited from a full year of sales relating to the acquisition of 17 franchised restaurants from KRI during December 2004. KRI sales during 2006 and 2005 were $37,765 and $29,750, respectively. CRI sales during the fourth quarter and full year of 2006 were $3,990.

Cost and Expenses
    In 2006, cost of sales were $143,360 or 22.6% of net sales, compared with $140,078 or 23.2% of net sales in fiscal 2005. The decrease as a percentage of sales was due primarily to lower commodity costs, the positive impact of pricing actions and food cost control measures. These reductions were partially offset by unfavorable mix for premium topping STEAKBURGER™ sandwiches and premium milk shakes.

    Restaurant operating costs were $319,070 or 50.3% of net sales compared to $295,202 or 49.0% of net sales in 2005. The increase in absolute dollars for labor and fringes was $13,867 or 0.4% as a percentage of net sales over 2005, an increase in utilities of $3,131 or 0.3% as a percentage of net sales over 2005 and an increase in repairs and maintenance of $1,898 or 0.2% as a percentage of net sales over 2005.

    General and administrative expenses for fiscal 2006 were $52,949 or 8.3% of total revenues compared to $47,902 or 7.9% of total revenues in 2005. The increase in general and administrative expenses as a percentage of sales was attributable to the $2,200 expense related to the expensing of stock options and shares issued from our employee stock purchase plan pursuant to SFAS 123(R).

    Occupancy costs including depreciation and rent expense increased slightly as a percentage of total revenues primarily as a result of the decline in same store sales as well as the addition of capital assets owned, which increased depreciation expense. Rental rates for new unit leases also increased, which affected overall rent expense.

    Interest expense as a percentage of revenues in fiscal 2006 was $11,373 or 1.8%, versus $12,641 or 2.1% in 2005. The decrease in interest expense was due to reduced debt under the Senior Note Agreement, lower capital lease balances and higher capitalized interest from increased land acquisition and unit construction.

    In fiscal 2006, provision for restaurant closings was a credit of $103 as a result of the gain on the sale of one unit that had been closed during a prior year. The fiscal 2005 provision of $1,400 was charged as a result of the decision to close two restaurants.

    Pre-opening expense was $3,579 or 0.6% of total revenues versus $3,247 or 0.5% of revenues in 2005. The fluctuation is driven by an increase in new units from 19 in fiscal 2005 to 26 in fiscal year 2006. Pre-opening costs per restaurant continued to average approximately $150.

    Income tax expense was recorded at an effective tax rate of 33.8%, versus 32.0% in the prior year. The increase in the tax rate in 2006 is due to a benefit recorded in the fourth quarter of 2005 of $900 due primarily to the favorable resolution of state income tax amounts accrued in prior years. In addition, the increase in the effective tax rate over prior year was also due to the tax effects of the adoption of SFAS 123(R) and an increase in state income tax expense.

Restaurant Closings
    During the fourth quarter of fiscal 2007, we permanently closed eight Company-owned restaurants. The net book value of these assets was transferred to Assets held for sale in the Statement of Financial Position during the quarter ended September 26, 2007.

    Six of the closed restaurants were located near other Company-owned stores that will continue to operate, and we expect significant sales to transfer to the other existing locations. Therefore, the results of operations of these six restaurants are not presented as discontinued operations and continue to be included in continuing operations in the Statement of Earnings. The assets of the other two restaurants were not located near other Company-owned stores, and we do not expect to have significant continuing involvement in the operations after disposal. Although these restaurants meet the definition of "discontinued operations" as defined in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”), we have not segregated the results of operations as the amounts are immaterial. Net loss after tax related to the two restaurants totaled approximately $582, $151 and $116 for fiscal years 2007, 2006 and 2005, respectively. The after-tax loss in fiscal 2007 includes $515 after-tax of asset impairment charges.

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

Liquidity and Capital Resources
    We generated $43,431 and $69,578 in cash flows from operations during fiscal 2007 and fiscal 2006, respectively, based upon timing of receipts and payment of disbursements related to operating activities.

    Net cash used in investing activities of $60,110 during fiscal 2007 resulted primarily from capital expenditures of $68,643. We opened 16 new restaurants in 2007. Additionally, we rebuilt three restaurants and replaced two restaurants during 2007. Net cash used in investing activities of $87,314 during 2006 resulted primarily from capital expenditures of $80,840 and the acquisition of CRI, a franchisee, for $9,598. During 2006, there were 26 new restaurants opened, eight restaurants that were acquired and two restaurants that were rebuilt. We expect to open approximately nine Company-owned Steak n Shake restaurants during fiscal 2008 at an average cost of approximately $2,000 to $2,500, which includes the land, site improvements, building, equipment and pre-opening costs. Additionally, we plan to rebuild two older restaurants and remodel four to six restaurants utilizing an updated restaurant design. The new design is an appealing evolution of the current design with the potential to reduce building costs and to build on smaller plots of land. The updated store design will be used for new restaurant construction beginning in fiscal 2009. We intend to fund future capital expenditures and meet our working capital needs from a variety of sources including cash flows from operations, borrowings on our existing credit facilities and proceeds from possible sale-leaseback transactions. We currently own the land and buildings of approximately one-third of our restaurant sites.

    As of September 26, 2007 and September 27, 2006, we had one remaining mortgage that we assumed upon acquisition of KRI in fiscal 2005 with a balance of $659 and $742, respectively, at a fixed interest rate of 5%.

    We had outstanding borrowings under our Senior Note Agreement of $18,143 at an average fixed rate of 6.1% as of September 26, 2007, and $5,572 at an average fixed rate of 7.6% at September 27, 2006. Our Senior Note Agreement was amended in the prior fiscal year to allow us to extend the term of the remaining borrowing capacity of $75,000 through September 30, 2008. We plan to request another extension of the term of this facility.

    We also maintain a $50,000 Revolving Credit Agreement that, as of September 26, 2007, bore interest based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at our election, and was scheduled to mature on January 30, 2008. As of September 26, 2007, we had borrowings under the Revolving Credit Agreement of $27,185 at an interest rate of 5.4%. As of September 27, 2006, we had borrowings under the Revolving Credit Agreement of $25,065 at a blended borrowing rate of 5.9%. On December 7, 2007, we amended our Revolving Credit Agreement to extend the term through January 30, 2009 and change the interest rate. We had $3,327 in standby letters of credit outstanding as of September 26, 2007 and September 27, 2006.

    Our debt agreements contain restrictions, which, among other things, require us to maintain certain financial ratios. During 2007 and 2006, we were in compliance with the covenants and anticipate compliance in future periods based on expected earnings and debt repayment terms. Subsequent to year-end, we amended our Senior Note Agreement to lessen the restrictions on our covenants through the next fiscal year.

Contractual Obligations
    Our significant contractual obligations and commitments as of September 26, 2007 are shown in the following table.

	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(1)	$30,670	$8,074	$10,396	$8	$49,148
Capital leases and finance obligations(1)	14,990	31,827	30,137	69,634	146,588
Operating leases(2)	10,749	20,210	18,124	63,288	112,371
Purchase commitments(3)	3,420	463	—	—	3,883
Other Long-term liabilities(4)	—	—	—	2,660	2,660
Total	$59,829	$60,574	$58,657	$135,590	$314,650

(1)   Payments include principal and interest for long-term debt and exclude interest for the Revolving Credit Agreement.
(2)   Payments exclude amounts to be paid for contingent rents.
(3)   Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(4)   Includes liabilities for our Non-Qualified Deferred Compensation Plan.

Off Balance Sheet Arrangements
    We have no off-balance sheet arrangements other than operating leases entered into in the normal course of business.

New Accounting Standards
    In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 was effective in our current fiscal year. There was no impact of adoption in fiscal 2007 as there were no accounting changes or corrections of errors.

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

    In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 will be effective for us as of the beginning of fiscal 2008. We estimate that the cumulative effect of the change in accounting principle upon adoption will be between $250 and $1,000 and will be recorded as an adjustment to opening retained earnings. We continue to evaluate the estimated liability.

    In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was effective in our current fiscal year. The adoption of this statement did not have a material impact on our financial position or results of operations in fiscal 2007.

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective beginning in fiscal 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 157 will have on our financial statements.

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

    Pursuant to the terms of our Senior Note Agreement, we may from time to time borrow in increments of at least $5,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 55 basis points or the prime rate minus 100 basis points, at our election. Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. At September 26, 2007, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $169 on our earnings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Steak n Shake Company
Indianapolis, Indiana

    We have audited the accompanying consolidated statements of financial position of The Steak n Shake Company and subsidiaries (the "Company") as of September 26, 2007 and September 27, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years ended September 26, 2007, September 27, 2006, and September 28, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Steak n Shake Company and subsidiaries as of September 26, 2007 and September 27, 2006, and the results of their operations and their cash flows for the years ended September 26, 2007, September 27, 2006, and September 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 to the consolidated financial statements, effective September 29, 2005, the Company changed its method of accounting for share-based payments as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 26, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2007 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
December 7, 2007

Consolidated Statements of Earnings
The Steak n Shake Company
(Years ended September 26, 2007, September 27, 2006, and September 28, 2005)
(Amounts in $000s except share and per share data)
	2007 (52 Weeks)	2006 (52 Weeks)	2005 (52 Weeks)
Revenues:
Net sales	$650,416	$634,941	$603,068
Franchise fees	3,726	3,881	3,844
Total revenues	654,142	638,822	606,912

Costs and Expenses:
Cost of sales	150,286	143,360	140,078
Restaurant operating costs	336,955	319,070	295,202
General and administrative	57,525	52,949	47,902
Depreciation and amortization	32,185	28,967	26,945
Marketing	28,644	27,473	26,771
Interest	14,015	11,373	12,641
Rent	13,961	12,233	10,250
Pre-opening costs	2,689	3,579	3,247
Asset impairments and provision for restaurant closings	5,176	(103)	1,400
Other income, net	(2,165)	(2,371)	(1,968)
Total costs and expenses	639,271	596,530	562,468

Earnings Before Income Taxes	14,871	42,292	44,444

Income Taxes	3,063	14,291	14,222

Net Earnings	$11,808	$28,001	$30,222

Basic Earnings Per Common and Common Equivalent Share	$0.42	$1.01	$1.10

Diluted Earnings Per Common and Common Equivalent Share	$0.42	$1.00	$1.08

Weighted Average Shares and Equivalents:
Basic	28,018,014	27,723,282	27,499,982
Diluted	28,215,647	28,038,545	28,059,152

See accompanying notes.

Consolidated Statements of Financial Position
The Steak n Shake Company
(As of September 26, 2007 and September 27, 2006)
(Amounts in $000s except share and per share data)

	2007	2006
Assets:
Current Assets
Cash and cash equivalents	$1,497	$4,820
Receivables, net	6,289	5,858
Inventories	7,226	7,018
Deferred income taxes	3,616	3,873
Assets held for sale	18,571	4,514
Other current assets	10,998	4,837
Total current assets	48,197	30,920
Net property and equipment	492,610	490,142
Goodwill	14,503	14,485
Other intangible assets, net	1,959	2,152
Other assets	7,945	4,822
Total assets	$565,214	$542,521

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$28,195	$28,262
Accrued expenses	32,624	38,023
Current portion of long-term debt	2,390	2,512
Line of credit	27,185	10,065
Current portion of obligations under leases	4,180	4,221
Total current liabilities	94,574	83,083
Deferred income taxes	5,060	5,800
Other long-term liabilities	5,701	3,805
Obligations under leases	139,493	143,996
Long-term debt	16,522	18,802

Commitments and Contingencies
Shareholders' Equity:
Common stock - $0.50 stated value, 50,000,000 shares authorized - shares issued: 30,332,839 in 2007 and 2006	15,166	15,166
Additional paid-in capital	126,415	123,860
Retained earnings	185,024	173,216
Treasury stock - at cost: 1,959,931 shares in 2007; 2,170,332 shares in 2006	(22,741)	(25,207)
Total shareholders' equity	303,864	287,035
Total liabilities and shareholders'equity	$565,214	$542,521

See accompanying notes.

Consolidated Statements of Cash Flows
The Steak n Shake Company
(Years ended September 26, 2007, September 27, 2006, and September 28, 2005)
(Amounts in $000s)
	2007 (52 Weeks)	2006 (52 Weeks)	2005 (52 Weeks)
Operating Activities:
Net earnings	$11,808	$28,001	$30,222
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,185	28,967	26,945
Provision for deferred income taxes	(483)	(956)	1,769
Provision for restaurant closings	5,176	(103)	1,400
Non-cash expense for stock-based compensation and deferred rent	3,322	4,560	1,798
Loss on disposal of property	601	911	650
Changes in receivables and inventories	(639)	(3,773)	1,575
Changes in other assets	(265)	(259)	(935)
Changes in accounts payable and accrued expenses	(8,274)	12,230	855
Net cash provided by operating activities	43,431	69,578	64,279

Investing Activities:
Additions of property and equipment	(68,643)	(80,840)	(63,622)
Purchase of franchisees	—	(9,598)	(16,082)
Proceeds from property and equipment disposals	8,533	3,124	4,365
Proceeds from sale of short-term investments	—	—	466
Net cash used in investing activities	(60,110)	(87,314)	(74,873)

Financing Activities:
Net proceeds from line of credit facility	2,120	25,065	—
Proceeds from issuance of long-term debt	15,000	—	—
Principal payments on long-term debt	(2,511)	(3,941)	(9,910)
Proceeds from equipment and property sale-leasebacks	800	700	650
Principal payments on lease obligations	(4,149)	(4,082)	(4,494)
Proceeds from exercise of stock options	660	646	688
Stock repurchases	—	(312)	—
Excess tax benefits from stock-based awards	202	72	—
Proceeds from employee stock purchase plan	1,234	1,345	1,573
Net cash provided by (used in) financing activities	13,356	19,493	(11,493)

(Decrease) Increase in Cash and Cash Equivalents	(3,323)	1,757	(22,087)
Cash and Cash Equivalents at Beginning of Year	4,820	3,063	25,150

Cash and Cash Equivalents at End of Year	$1,497	$4,820	$3,063

See accompanying notes.

Consolidated Statements of Shareholders' Equity
The Steak n Shake Company
(Years ended September 26, 2007, September 27, 2006, and September 28, 2005)
(Amounts in $000s except share data)
		Additional Paid-In	Retained	Unamortized Value of Restricted	Treasury Stock
	Common Stock	Capital	Earnings	Shares	Shares	Amount

Balance at September 29, 2004	$15,166	$123,787	$114,993	$(1,393)	2,846,560	$(33,621)

Net earnings			30,222
Shares exchanged to exercise stock options					156,280	(3,120)
Shares reissued to exercise stock options					(314,284)	3,808
Shares granted under Capital Appreciation Plan				(2,478)	(139,700)	2,478
Shares forfeited under Capital Appreciation Plan				224	14,000	(224)
Changes in unamortized value of shares granted under Capital Appreciation Plan				1,347
Tax effect relating to stock awards		213
Shares issued for Employee Stock Purchase Plan					(102,830)	1,573
Balance at September 28, 2005	15,166	124,000	145,215	(2,300)	2,460,026	(29,106)

Net earnings			28,001
Reclass of unamortized value of restricted shares		(2,300)		2,300
Compensation expense for share-based payments		3,992
Shares exchanged to exercise stock options					74,547	(1,345)
Shares reissued to exercise stock options					(165,532)	1,991
Shares repurchased under stock buyback program					20,400	(312)
Shares granted under Capital Appreciation Plan		(2,381)			(135,500)	2,381
Shares forfeited under Capital Appreciation Plan		161			9,700	(161)
Tax effect relating to stock awards		388
Shares issued for Employee Stock Purchase Plan					(93,309)	1,345
Balance at September 27, 2006	15,166	123,860	173,216	—	2,170,332	(25,207)

Net earnings			11,808
Compensation expense for share-based payments		2,955
Shares exchanged to exercise stock options					121,477	(2,087)
Shares reissued to exercise stock options					(205,355)	2,747
Shares granted under Capital Appreciation Plan		(3,023)			(178,050)	3,023
Shares forfeited under Capital Appreciation Plan		2,451			138,300	(2,451)
Tax effect relating to stock awards		172
Shares issued for Employee Stock Purchase Plan					(86,773)	1,234
Balance at September 26, 2007	$15,166	$126,415	$185,024	$—	1,959,931	$(22,741)

See accompanying notes.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 26, 2007, September 27, 2006, and September 28, 2005)
(Amounts in $000s except share and per share data)

1. Summary of Significant Accounting Policies

Description of Business
    The Steak n Shake Company's principal business is the operation, development and franchising of full service, casual dining restaurants. As of September 26, 2007, we operated 435 Steak n Shake restaurants through our wholly owned subsidiary, Steak n Shake Operations, Inc., and franchisees operated 56 restaurants.

Fiscal Year
    Our fiscal year ends on the last Wednesday in September. Fiscal years 2007, 2006 and 2005 contain 52 weeks.

Principles of Consolidation
    The consolidated financial statements include the accounts of The Steak n Shake Company (parent) and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
    Our policy is to invest cash in excess of operating requirements in income-producing investments. Cash equivalents primarily consist of bank repurchase agreements, U.S. Government securities and money market accounts, all of which have maturities of three months or less. Cash equivalents are carried at cost, which approximates market value due to their short maturities.

Receivables
    We carry our accounts receivable at cost less an allowance for doubtful accounts, which is based on a history of past write-offs and collections and current credit conditions. The allowance for doubtful accounts was $68 at September 26, 2007 and $74 at September 27, 2006.

Inventories
    Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items and supply inventory.

Assets Held for Sale
    Assets held for sale consists of property and equipment related to underperforming restaurants and land that is currently being marketed for disposal. Assets held for sale are reported at the lower of carrying value or estimated fair value less costs to sell.

Property and Equipment
    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets (10 to 25 years for buildings and land improvements, and 3 to 10 years for equipment). Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Interest costs associated with the construction of new restaurants are capitalized. Major improvements are also capitalized, while repairs and maintenance are expensed as incurred. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of this assessment, assets are evaluated on a restaurant-by-restaurant basis, the lowest level for which there are identifiable cash flows. If the future undiscounted cash flows of an asset are less than the recorded value, an impairment is recorded for the difference between the carrying value and the estimated fair value of the asset. During fiscal 2007, we recorded a pre-tax, non-cash impairment of $5,369, which was offset by a $193 gain on the sale of two units that had been closed during a prior year. The current year impairment charge related primarily to 14 underperforming restaurants, including eight restaurants permanently closed during the fourth quarter of fiscal 2007. Of the total charge of $5,369 in fiscal 2007, $1,916 was recorded as an adjustment to Property and equipment for assets held and used, and $3,453 has been recorded as an adjustment to Assets held for sale. No impairments were recorded during fiscal 2006. In fiscal 2005, we recorded a pre-tax, non-cash impairment of $1,400 related to two underperforming restaurants.

Goodwill and Purchased Intangible Assets
    Goodwill and indefinite life intangibles are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangibles to become impaired. Other purchased intangible assets are amortized on a straight-line basis over their estimated useful lives. We perform reviews for impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, we reduce the carrying amount of the asset to its estimated fair value. No impairments were recorded on goodwill or intangible assets during fiscal 2007, 2006 or 2005.

Capitalized Software
    Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to five years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses and internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred. Capitalized software is included in the balance of Other assets in the Statement of Financial Position.

Revenue Recognition
    We record revenues from restaurant sales at the time of sale, net of discounts. Revenues from the sale of gift cards are deferred at the time of sale and recognized upon redemption by the customer, or at expiration of the gift cards. Sales revenues are presented net of sales taxes. Cost of sales primarily includes the cost of food used in preparing menu items and excludes depreciation and amortization, which is presented as a separate line item on the Statement of Earnings.

Franchise Fees
    Unit franchise fees and area development fees are recorded as revenue when the related restaurant begins operations. Royalty fees and administrative services fees are based on franchise sales and are recognized as revenue as earned.

Insurance Reserves
    We self-insure a significant portion of expected losses under our workers’compensation, general liability, medical and auto liability insurance programs, and we record a reserve for our estimated losses on all unresolved open claims and our estimated incurred but not reported claims at the anticipated cost to us. Insurance reserves are recorded in the balance of Accrued expenses in the Statement of Financial Position.

Earnings Per Share
    Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share.

	2007	2006	2005
Basic earnings per share:
Weighted average common shares	28,018,014	27,723,282	27,499,982

Diluted earnings per share:
Weighted average common shares	28,018,014	27,723,282	27,499,982
Dilutive effect of stock options	197,633	315,263	559,170
Weighted average common and incremental shares	28,215,647	28,038,545	28,059,152

Number of share-based awards excluded from the calculation of earnings per share as the awards' exercise prices were greater than the average market price of the Company's common stock	1,030,051	792,193	280,929

Stock-Based Compensation
    We adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” ("SFAS 123(R)") on September 29, 2005. This Statement requires that all stock-based compensation, including grants of employee stock options and shares issued under our employee stock purchase plan, be accounted for using the fair value-based method. We elected to adopt SFAS 123(R) using the modified prospective method. Refer to Note 15 for additional information regarding our stock-based compensation.

Employees’ 401(k) and Profit Sharing Plan
    The Steak n Shake Company's 401(k) and Profit Sharing Plan (the "Plan") is a defined contribution plan covering substantially all employees after they have attained age 21 and completed one year of service and allows employees to defer up to 20% of their salaries. Additionally, Company profit sharing contributions are subject to the discretion of the Board of Directors. We contributed $1,500 in 2005. There were no discretionary profit sharing contributions in 2007 or 2006. We must match 50% of the participants' first 6% of eligible compensation deferred. Matching contributions paid in fiscal 2007, 2006 and 2005 were $1,231, $1,266 and $1,497, respectively.

Marketing Expense
    Advertising costs are charged to expense at the latter of the date the expenditure is incurred, or the date the promotional item is first communicated.

Non-Qualified Deferred Compensation Plan
    We maintain a self-directed Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan”) for executive employees. The Non-Qualified Plan is structured as a rabbi trust; therefore, assets in the Non-Qualified Plan are subject to creditor claims in the event of bankruptcy. We recognize investment assets on the Statement of Financial Position at current fair value. A liability of the same amount is recorded on the Statement of Financial Position representing our obligation to distribute funds to participants. The investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income.

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

New Accounting Standards
    In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 was effective in our current fiscal year. There was no impact of adoption in fiscal 2007 as there were no accounting changes or corrections of errors.

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

    In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The accounting provisions of FIN 48 will be effective for us as of the beginning of fiscal 2008. We estimate that the cumulative effect of the change in accounting principle upon adoption will be between $250 and $1,000 and will be recorded as an adjustment to opening retained earnings. We continue to evaluate the estimated liability.

    In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was effective in our current fiscal year. The adoption of this statement did not have a material impact on our financial position or results of operations in fiscal 2007.

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective beginning in fiscal 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 157 will have on our financial statements.

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

2. Restaurant Closings

    During the fourth quarter of fiscal 2007, we permanently closed eight Company-owned restaurants. The net book value of these assets was transferred to Assets held for sale in the Statement of Financial Position during the quarter ended September 26, 2007.

    Six of the closed restaurants were located near other Company-owned stores that will continue to operate, and we expect significant sales to transfer to the other existing locations. Therefore, the results of operations of these six restaurants are not presented as discontinued operations and continue to be included in continuing operations in the Statement of Earnings. The assets of the other two restaurants were not located near other Company-owned stores, and we do not expect to have significant continuing involvement in the operations after disposal. Although these restaurants meet the definition of "discontinued operations," as defined in Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”), we have not segregated the results of operations as the amounts are immaterial. Net loss after tax related to the two restaurants totaled approximately $582, $151 and $116 for fiscal years 2007, 2006 and 2005, respectively. The after-tax loss in fiscal 2007 includes $515 after-tax of asset impairment charges.

3.  Other Current Assets

    Other current assets are comprised of the following:

(amounts in $000s)	2007	2006
Prepaid marketing	$847	$620
Prepaid rent	2,265	2,710
Prepaid taxes	5,977	634
Other	1,909	873
Total other current assets	$10,998	$4,837

4.  Assets Held for Sale

    Assets held for sale is comprised of the following:

(amounts in $000s)	2007	2006
Land and buildings	$17,494	$4,197
Land and leasehold improvements	592	190
Equipment	485	127
Total assets held for sale	$18,571	$4,514

    The 2007 balances include eight restaurants permanently closed during fiscal 2007, two closed during a prior year and 19 parcels of land. We expect to sell these properties within the next 12 months. The 2007 balances also reflect the impact of an impairment of $3,453, which represents the portion of the total fiscal 2007 impairment charge of $5,369 that relates to Assets held for sale.

    The 2006 balances include five restaurants closed prior to 2006 and five parcels of land.

5.  Property and Equipment

    Property and equipment is comprised of the following:

(amounts in $000s)	2007	2006
Land	$171,631	$184,741
Buildings	166,982	165,411
Land and leasehold improvements	156,687	139,603
Equipment	200,775	184,223
Construction in progress	16,555	15,460
	712,630	689,438
Less accumulated depreciation and amortization	(220,020)	(199,296)
Net property and equipment	$492,610	$490,142

    Depreciation and amortization expense for Property and equipment for fiscal 2007, 2006 and 2005 was $30,000, $27,491 and $24,702, respectively. The 2007 balances reflect the impact of an impairment of $1,916, which represents the portion of the total fiscal 2007 impairment charge of $5,369 that relates to assets held and used.

6.  Goodwill and Other Intangibles

Goodwill
    Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisitions of Creative Restaurants, Inc. ("CRI") and Kelley Restaurants, Inc. ("KRI") on July 6, 2006 and December 29, 2004, respectively. Goodwill increased by $18 during fiscal 2007 relating to an adjustment to the assumed liabilities recorded at the acquisition date of CRI. During the third quarter of fiscal 2007, we completed our process for reviewing our fair value estimates and finalized our adjustments to Goodwill as it relates to the purchase of CRI.

Other Intangibles
    Other intangibles are comprised of the following:

(amounts in $000s)	2007	2006
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulated amortization	(832)	(639)
Intangible assets subject to amortization, net	1,459	1,652
Intangible assets with indefinite lives	500	500
Total intangible assets	$1,959	$2,152

    Intangible assets subject to amortization consist of a right to operate, as well as favorable leases acquired in connection with prior acquisitions. These assets are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively. Amortization expense for 2007, 2006 and 2005 was $193, $187 and  $167, respectively. Total annual amortization expense for each of the next five years is $193.

    Intangible assets with indefinite lives consist of reacquired franchise rights assumed in connection with the acquisitions of CRI and KRI and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, "Accounting for Pre-existing Relationships between the Parties to a Business Combination" ("EITF 04-1").

7.  Other Assets

    Other assets include capitalized software costs, investments related to our Non-Qualified Plan and deposits. Capitalized software costs are amortized over their estimated useful lives and related amortization is included in depreciation and amortization expense. Depreciation and amortization expense related to capitalized software in 2007, 2006 and 2005 was $1,992, $1,289 and $2,076, respectively.

8.  Accrued Expenses

    Accrued expenses are comprised of the following:

(amounts in $000s)	2007	2006
Salaries and wages	$6,970	$7,983
Taxes payable	11,875	14,291
Insurance accruals	7,037	10,521
Severance	2,321	32
Other	4,421	5,196
Total accrued expenses	$32,624	$38,023

9.  Other Long-term Liabilities

    Other long-term liabilities includes deferred amounts related to our Non-Qualified Plan. The Non-Qualified Plan allows highly compensated employees to defer amounts from their salaries for retirement savings. The Non-Qualified Plan includes an employer match equal to the amount of the match the employee would have received as a participant in our 401(k) plan. Total liabilities for the Non-Qualified Plan at September 26, 2007 and September 27, 2006 were $2,660 and $1,736, respectively. In addition, other long-term liabilities includes the balance of deferred rent expense for escalating rent payments.

10.  Income Taxes

    The components of the provision for income taxes consist of the following:

(amounts in $000s)	2007	2006	2005
Current:
Federal	$2,036	$13,433	$12,088
State	1,510	1,814	365
Deferred	(483)	(956)	1,769
Total income taxes	$3,063	$14,291	$14,222

The reconciliation of effective income tax is:
	2007	2006	2005
Tax at U.S. statutory rates	$5,205	$14,802	$15,555
State income taxes, net of federal benefit	967	1,135	270
Employer's FICA tax credit	(1,894)	(1,417)	(1,138)
Jobs tax credit	(1,840)	(631)	(482)
Share-based payments	608	563	—
Other	17	(161)	17
Total income taxes	$3,063	$14,291	$14,222

    Income taxes paid totaled $11,686 in 2007, $14,796 in 2006 and $13,066 in 2005.

    Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates, as well as laws that will be in effect when the differences are expected to reverse. Our net deferred tax liability consists of the following:

(amounts in $000s)	2007	2006
Deferred tax assets:
Insurance reserves	$1,739	$2,671
Share-based payments	1,786	1,982
Compensation accruals	1,431	958
Gift card accrual	283	38
Other	198	287
Total deferred tax assets	5,437	5,936
Deferred tax liabilities:
Fixed asset basis difference	6,668	7,697
Other	213	166
Total deferred tax liabilities	6,881	7,863
Net deferred tax liability	(1,444)	(1,927)
Less current portion	3,616	3,873
Long-term liability	$(5,060)	$(5,800)

11.  Leased Assets and Lease Commitments

    We lease certain physical facilities under non-cancelable lease agreements. Steak n Shake restaurant leases typically have initial terms of 18 to 25 years and renewal terms aggregating 20 years or more. These leases require us to pay real estate taxes, insurance and maintenance costs. Certain leased facilities, which we no longer operate but were subleased to third parties, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $65 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to the finance obligations and capital leases as of September 26, 2007, is as follows: $79,235 buildings, $63,667 land, $31,808 land and leasehold improvements, $607 equipment and $46,213 accumulated depreciation. At September 26, 2007, obligations under non-cancelable finance obligations, capital leases and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:

(amounts in $000s)				Operating Leases
	Financial	Capital		Operating	Non-Operating
	Obligations	Leases	Total	Property	Property
Year
2008	$14,899	$91	$14,990	$10,749	$116
2009	16,038	64	16,102	10,378	61
2010	15,661	64	15,725	9,832	61
2011	15,261	21	15,282	9,285	—
2012	14,855	—	14,855	8,839	—
After 2012	69,634	—	69,634	63,288	—
Total minimum future rental payments	146,348	240	146,588	$112,371	$238
Less amount representing interest	89,914	18	89,932
Total principal obligations under leases	56,434	222	56,656
Less current portion	4,099	81	4,180
Non-current principal obligations under leases	52,335	141	52,476
Residual value at end of lease term	87,017	—	87,017
Obligations under leases	$139,352	$141	$139,493

    During 2007, 2006 and 2005, we received net proceeds from sale-leaseback transactions aggregating $800, $700 and $650, respectively. As the underlying leases included certain provisions that resulted in our continuing involvement in the assets sold, we have accounted for the transactions as financings.

    Contingent rent totaling $900 in 2007, $927 in 2006 and $1,045 in 2005 is recorded in rent expense in the accompanying Statements of Earnings.

12.  Debt

Revolving Credit Agreement
    The Revolving Credit Agreement allows us to borrow up to $50,000. As of September 26, 2007, the agreement was scheduled to expire on January 30, 2008 and bore interest at a rate based on LIBOR plus 55 basis points, or the prime rate minus 100 basis points, at our election. At September 26, 2007, outstanding borrowings were $27,185 at an interest rate of 5.4%. As of September 27, 2006, we had borrowings under the Revolving Credit Agreement of $25,065 at a blended borrowing rate of 5.9%.On December 7, 2007, we amended the Revolving Credit Agreement to extend the term through January 30, 2009 and change the interest rate.

Senior Note Agreement
    Our amended and restated Senior Note Agreement and Private Shelf Facility (the "Senior Note Agreement") allows for borrowing of up to $75,000 until September 30, 2008. We had outstanding borrowings under our Senior Note Agreement of $18,143 at an average fixed rate of 6.1% as of September 26, 2007, and $5,572 at an average fixed rate of 7.6% at September 27, 2006. Interest rates are fixed based upon market rates at the time of borrowing. Amounts maturing in fiscal years 2008 through 2012 are as follows: $1,714, $714, $5,714, $5,000 and $5,000, respectively. We plan to request an extension to the term of the $75,000 borrowing capacity.

Other Debt
    We assumed four mortgages on properties in connection with the KRI acquisition, three of which were paid off during fiscal 2005. The amount outstanding under the remaining mortgage as of September 26, 2007 and September 27, 2006 is $659 and $742, respectively, and bears interest at a fixed rate of 5%. The principal payments due in 2008 are $70, with the remaining principal balance of $589 due at maturity in August 2008. Additionally, we have one note in the amount of $109 outstanding as of September 26, 2007 on a property in Jonesboro, Arkansas. Regular principal payments during fiscal years 2008 through 2012 are as follows: $16, $19, $20, $22 and $24, respectively. $8 is due beyond 2012.

    The Revolving Credit Agreement and Senior Note Agreement are unsecured and contain restrictions, which among other things, require us to maintain certain financial ratios. We were in compliance with all restrictive covenants under these borrowing agreements at September 26, 2007. The carrying amounts for debt reported in the Statement of Financial Position do not differ materially from their fair market values at September 26, 2007. Subsequent to year-end, we amended our Senior Note Agreement to lessen the restrictions on our covenants through the next fiscal year.

    Interest capitalized in connection with financing additions to property and equipment amounted to $660, $2,057 and $906 in 2007, 2006 and 2005 respectively. Interest paid on debt amounted to $2,418 in 2007, $1,276 in 2006 and $1,887 in 2005. Interest paid on obligations under leases was $11,962, $11,980 and $11,600 in 2007, 2006 and 2005, respectively.

13.  Related Party Transactions

Sale of Restaurants to Related Party
    On September 21, 2005, our wholly owned subsidiary, Steak n Shake Operations, Inc., entered into a Multiple Uniform Franchise Agreement (the "Agreement") and a Personal Property Sales Agreement with Reinwald Enterprises Emory, LLC, and Reinwald Enterprises Wild Geese, LLC (collectively "Franchisee"). Gary T. Reinwald, Executive Vice President of the Company, is a member of both limited liability companies and holds the majority of the equity in the Franchisee. The aggregate consideration paid by the Franchisee for the Agreements was $1,800 for the purchase of two Company-owned restaurants in the Knoxville, Tennessee market. We did not participate in any of the financing related to this transaction. Under the Agreement, the Franchisee will operate these two existing restaurants. We have transferred our ownership and leasehold rights in the restaurants, as well as all personal property located in the restaurants to the Franchisee. We recorded revenues from the Franchisee totaling $121 in fiscal 2007 and $118 in fiscal 2006. The balance in accounts receivable from the Franchisee was $41 as of September 26, 2007 and $132 as of September 27, 2006.

Acquisition of Kelley Restaurants, Inc.
    We acquired KRI on December 29, 2004. The President of KRI is a member of our Board of Directors. See Note 14 for further discussion. Prior to the acquisition, we collected initial franchise fees, royalty fees and advertising fees from KRI. We recorded revenues from KRI totaling $390 in fiscal 2005.

14.  Acquisitions

Creative Restaurants, Inc.
    We acquired CRI on July 6, 2006 for $9,598, after adjustments. At the acquisition date, CRI operated eight Steak n Shake restaurants in Louisville, Kentucky. This acquisition will allow us to further develop the Louisville market, which is consistent with our long term growth plans.

    The transaction is being accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. See Note 6 for further discussion of "Goodwill and Other Intangibles." The allocation of the purchase price to specific assets and liabilities is based, in part, upon third party appraisals and internal estimates of assets and liabilities. Based on the final purchase price allocation, the following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date.

(amounts in $000s)
Current assets	$169
Property and equipment	2,648
Goodwill (tax deductible)	6,700
Intangible assets	260
Total assets acquired	9,777

Current liabilities	106
Long-term debt	73
Total liabilities assumed	179

Net assets acquired	$9,598

    Pro forma disclosures have been omitted as the acquisition was not significant.

 Kelley Restaurants, Inc.
    We acquired KRI on December 29, 2004 for approximately $16,082 after adjustments. This acquisition included 17 Steak n Shake restaurants in Atlanta, Georgia, and Charlotte, North Carolina. The President of KRI is a member of our Board of Directors.

    The transaction was accounted for using the purchase method of accounting as required by SFAS 141. The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. See Note 6 for further discussion of "Goodwill and Other Intangibles." The allocation of the purchase price to specific assets and liabilities is based, in part, upon third party appraisals and internal estimates of assets and liabilities. Based on the final purchase price allocation, the following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date.

(amounts in $000s)
Current assets	$617
Property and equipment	21,660
Goodwill (not deductible for tax purposes)	7,803
Intangible assets	1,051
Other assets	46
Total assets acquired	31,177

Current liabilities	3,723
Deferred income taxes	925
Obligations under lease	6,486
Long-term debt	3,961
Total liabilities assumed	15,095

Net assets acquired	$16,082

    Pro forma disclosures have been omitted as the acquisition was not significant.

15.  Common Stock Plans

    We maintain stock-based compensation plans which allow for the issuance of incentive stock options, non-qualified stock options and restricted stock to officers, other key employees and members of the Board of Directors. We also maintain an Employee Stock Purchase Plan (the "ESPP") that allows all eligible employees to purchase shares of stock at a discounted price. We generally use treasury shares to satisfy the issuance of shares under these stock-based compensation plans. Prior to fiscal year 2006, we accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations ("APB 25"). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the ESPP was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of restricted stock had been recognized in the income statement under APB 25. As discussed in Note 1, effective September 29, 2005, we adopted the fair value recognition provisions of SFAS 123(R). This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, we recognize compensation expense for the portion of awards outstanding on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," for pro forma disclosures. Compensation expense in fiscal year 2005 related to stock options and the employee stock purchase plan continues to be disclosed on a pro forma basis only. In accordance with the modified prospective transition method, we also eliminated the balance of Unamortized Value of Restricted Shares, which represented unrecognized compensation cost for non-vested stock awards. Financial statements for prior periods have not been restated.

    SFAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs. The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS 123(R) was not material.

    Certain of our stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service. Under SFAS 123(R), awards granted after September 28, 2005 require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date. For awards granted on or before September 28, 2005, we accelerate compensation expense only in cases where a retirement eligible employee is expected to cease continuous service prior to an award's vesting date. If the new provisions of SFAS 123(R) had been in effect for awards granted prior to September 29, 2005, compensation expense would not have been materially affected during the year ended September 28, 2005.

    The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation in fiscal year 2005.

(amounts in $000s, except per share data)	September 28, 2005
Net earnings as reported	$30,222
Less pro forma compensation expense, net of tax	(2,172)
Pro forma net earnings	$28,050

Basic earnings per share as reported	$1.10
Pro forma basic earnings per share	$1.02

Diluted earnings per share as reported	$1.08
Pro forma diluted earnings per share	$1.00

    The weighted average fair value of shares granted during the years ended September 26, 2007, September 27, 2006 and September 28, 2005 was $6.12, $6.05 and $6.19, respectively. We estimate the fair value of each grant using the Black-Scholes option pricing model. Expected volatilities are generally based on historical volatility of our stock.  We use historical data to estimate the expected life, and groups of employees that have similar historical behaviors are considered separately for valuation purposes. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options. The fair value estimates are based on the following weighted average assumptions:

	2007	2006	2005
Risk-free interest rate	5.3%	4.5%	3.7%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	28.1%	28.0%	31.0%
Expected life in years	5.3 years	5.4 years	5 years

Capital Appreciation Plans
    The 1997 Capital Appreciation Plan provides for tandem awards of Common Stock (restricted shares) and book units of up to 1,067,187 shares and related units. These awards are restricted for a period of three years and are forfeited to us if the grantee is not employed by us at the end of the period (except for reasons of retirement, permanent disability or death). The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share of the common stock and dividends paid per share during the period, as adjusted for stock dividends/splits. The total value of the stock grant (based upon market value at the date of the grant) is amortized to compensation expense ratably over the three-year period. The total number of shares and book units granted under the 1997 Plan for which restrictions have not lapsed was 299,750 at September 26, 2007 and 374,500 at September 27, 2006.  At September 26, 2007, 238,372 shares were reserved for future grants. The total fair value of shares vested during the years ended September 26, 2007, September 27, 2006 and September 28, 2005 was $1,739, $362 and $54, respectively. The average remaining period for which restrictions have not lapsed at September 26, 2007 was 1.47 years.

    The 2007 Non-Employee Director Restricted Stock Plan provides for tandem awards of Common Stock (restricted shares) and book units of up to 20,000 shares and related units. These awards are restricted for a period of three years and are returnable to us if the grantee is not serving as a Director of the Company at the end of the period (except for reasons of retirement, permanent disability or death). The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share of the common stock and dividends paid per share during the period, as adjusted for stock dividends/splits. The total value of the stock grant (based upon market value at the date of the grant) is amortized to compensation expense ratably over the three-year period. The total number of shares and book units granted under the 2007 Plan for which restrictions have not lapsed was 3,000 at September 26, 2007. At September 26, 2007, 17,000 shares were reserved for future grants. No shares have vested under this Plan to date. The average remaining period for which restrictions have not lapsed at September 26, 2007 was 2.43 years.

    The amount charged to expense under the Plans was $779 (net of tax, $483) in fiscal 2007, $2,044 (net of tax, $1,330) in fiscal 2006 and $1,634 (net of tax, $1,062) in fiscal 2005. Total unrecognized compensation cost at September 26, 2007 was $2,509. Compensation expense was lower in fiscal 2007 due to significant forfeitures of restricted shares resulting from several senior leaders leaving the Company during the fourth quarter. These forfeitures caused a $1,495 (net of tax, $927) reversal in the related previously recognized compensation expense and had not been contemplated in our estimated forfeiture rate.

    The following table summarizes the activity under the Capital Appreciation Plans, as amended:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at September 27, 2006	374,500	$17.05
Granted	178,050	16.98
Forfeitures	(138,300)	17.72
Vested	(111,500)	15.60
Nonvested shares at September 26, 2007	302,750	$17.24

Employee Stock Option Plans
    On February 8, 2006, our shareholders approved the 2006 Employee Stock Option Plan (the "2006 Plan"). The 2006 Plan provides for the granting of up to 750,000 shares of common stock plus the number of shares that are subject to awards granted thereunder that terminate or expire or are cancelled, forfeited, exchanged or surrendered during the term of the 2006 Plan without being exercised or fully vested. Options granted under the 2006 Plan are exercisable as to 25% on each anniversary of the date of grants until fully exercisable. The options expire ten years from the date of the grant and are issued with an exercise price equal to the fair market value of a share of common stock on the date of grant. Options are granted under the 2006 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors. As of September 26, 2007, 505,950 options have been granted under the 2006 Plan, and 244,050 shares are available for future issuance.

    The 1997 Employee Stock Option Plan as amended (the "1997 Plan") provides for the granting of up to 1,745,313 stock options. Options granted under the 1997 Plan through 2005 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire either five or ten years from the date of grant and are issued with an exercise price equal to the fair market value of the underlying stock on the date of grant. Options are granted under the 1997 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors. As of September 26, 2007, 1,272,440 options have been granted under the 1997 Plan, and 472,873 shares are available for future issuance.

Non-Employee Director Stock Option Plans
    Our Non-Employee Director Stock Option Plans provide for the grant of non-qualified stock options at a price equal to the fair market value of the common stock on the date of grant. Options outstanding under each plan through fiscal 2005 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. Options outstanding that were issued in fiscal 2006 or later are exercisable as to 25% on each anniversary of the date of grant until fully exercisable. The options expire five years from the date of grant. At September 26, 2007, 247,000 options have been granted under the Non-Employee Director Stock Option Plans, and 27,000 shares are available for future issuance.

    The following table summarizes the options activity under all of our Stock Option Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 27, 2006	1,551,802	$16.79
Granted	515,538	17.17
Exercised	(205,355)	13.38
Canceled or forfeited	(507,123)	16.90
Outstanding at September 26, 2007	1,354,862	$17.31	4.78 years	$232
Vested or expected to vest at September 26, 2007	1,292,604	17.29	4.64 years	229
Exercisable at September 26, 2007	704,154	$17.04	2.48 years	$200

    During fiscal 2007 and fiscal 2006, $1,735 ($1,076, net of tax) and $1,791 ($1,589, net of tax), respectively, was charged to expense related to the stock option plans. The total intrinsic value of options exercised during the years ended September 26, 2007, September 27, 2006 and September 28, 2005 was $771, $978 and $2,372, respectively. Total unrecognized stock option compensation cost at September 26, 2007 was $2,502 and is expected to be recognized over a weighted average period of 2.87 years. Prior to the adoption of SFAS 123(R), we did not record any compensation expense for stock options.

Employee Stock Purchase Plan
    Under the ESPP, a maximum of 1,852,545 shares of Common Stock are available for issuance to all eligible employees as determined by the Board of Directors subject to a limitation of 150,000 shares per year. Unissued shares in any given calendar year are available to increase the annual maximum number of shares issuable in subsequent years. Employees may purchase shares of Common Stock through payroll deductions ranging from 2% to 10% of compensation up to a maximum fair market value of $10 or a maximum purchase of 1,000 shares per year, whichever is less, within the limitations of the offering. Shares are purchased at a 15% discount on the lesser of the share price on the first or last day of the calendar year. Shares purchased under the plan were 86,773 in fiscal 2007, 93,309 in fiscal 2006 and 102,830 in fiscal 2005. During fiscal years 2007 and 2006, $441 and $395 were charged to expense related to the Plan, respectively. Total unrecognized compensation cost at September 26, 2007 was $110 and is expected to be recognized over a weighted average period of 0.25 years. Prior to the adoption of SFAS 123(R), we were not required to record compensation expense for the ESPP.

16.  Restructuring

    During the current fiscal year, same store sales declined while certain restaurant operating costs, such as food costs and labor rates, increased. As a result, management undertook a review of its current operations that led to a comprehensive cost reduction plan. This plan includes group market and district consolidations, as well as general and administrative cost reductions. The majority of planned cost reductions will be achieved by lowering headcount in the field and at the corporate offices. Also included in these amounts are costs related to the resignation of our former Chief Executive Officer. In order to execute the comprehensive plan, we incurred approximately $2,221 in severance, relocation costs and outplacement services. We also reversed $1,495 of previously recognized compensation expense related to the Capital Appreciation Plan and Employee Stock Option Plan for stock awards that will not vest in the future. During fiscal 2007, we recorded $2,040 of severance costs, $80 of relocation costs and $101 of outplacement services in General and administrative expense on the Statement of Earnings. Of the amount recorded, $46 of the severance, relocation costs and outplacement services was paid in the fourth quarter of fiscal 2007. The remaining $2,175 is expected to be paid in fiscal 2008.

17.  Commitments and Contingencies

    We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our financial position, results of operations or cash flows.

18.  Supplemental Disclosures of Cash Flow Information

    During fiscal 2007, we issued 178,050 shares of restricted stock totaling $3,023, had lease retirements of $1,282 and had $1,585 of capital expenditures in accounts payable at year-end. During fiscal 2006, we issued 135,500 shares of restricted stock totaling $2,381, entered into capital leases of $275, had retirements of $190 and had $3,000 of capital expenditures in accounts payable at year-end. During 2005 we issued 139,700 shares valued at $2,478 and had $1,081 of capital expenditures in accounts payable at year-end.

19.  Stock Repurchase

    During fiscal 2006, we repurchased a total of 20,400 shares of our common stock for a total of $312. The share repurchase program previously authorized by the Board of Directors was announced on November 16, 2005. The program allowed for the repurchase of up to three million shares for a period of two years. As of September 26, 2007, there were 2,979,600 shares that could still be purchased under the share repurchase program. However, there were no repurchases made subsequent to year-end through the expiration of the program on November 16, 2007.

20.  Quarterly Financial Data (Unaudited)

(amounts in $000s except per share data)	First Quarter	Second Quarter	Third Quarter(3)	Fourth Quarter(4)
For the year ended September 26, 2007 (52 weeks) (1)
Total Revenues	$147,266	$202,151	$153,586	$151,139
Gross Profit (2)	37,920	53,084	37,500	34,671
Costs and Expenses	142,389	193,138	154,433	149,311
Earnings (Loss) Before Income Taxes	4,877	9,013	(847)	1,828
Net Earnings	4,165	5,992	124	1,527
Diluted Earnings per Common and Common Equivalent Share	$0.15	$0.21	$0.00	$0.05

For the year ended September 27, 2006 (52 weeks) (1)
Total Revenues	$138,741	$197,657	$150,400	$152,024
Gross Profit (2)	36,541	53,636	42,138	40,196
Costs and Expenses	131,876	184,471	139,330	140,853
Earnings Before Income Taxes	6,865	13,186	11,069	11,172
Net Earnings	4,659	8,531	7,315	7,496
Diluted Earnings per Common and Common Equivalent Share	$0.17	$0.30	$0.26	$0.27

(1) Our fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively.
(2) We define gross profit as net sales less cost of sales and restaurant operating costs, which excludes depreciation and amortization.
(3) In the third quarter of fiscal 2007, we recognized a $5,369 pre-tax impairment charge ($3,329, net of tax), which had an impact of $0.12 per diluted share.
(4) In the fourth quarter of fiscal 2007, we recognized $1,100 of severance and restructuring expenses ($682, net of tax), which had an impact of $0.02 per diluted share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

    Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 26, 2007.

    There have been no changes in our internal control over financial reporting that occurred during the current quarter ended September 26, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Steak n Shake Company
Indianapolis, Indiana

    We have audited the internal control over financial reporting of The Steak n Shake Company and subsidiaries (the "Company") as of September 26, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

    In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 26, 2007 of the Company and our report dated December 7, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on September 29, 2005.

/s/ Deloitte & Touche LLP
Indianapolis, IN
December 7, 2007

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

    Management has evaluated the effectiveness of its internal control over financial reporting as of September 26, 2007 based on the criteria set forth in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of September 26, 2007, our internal control over financial reporting is effective based on those criteria.

    The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and their report is included herein.

 /s/ Alan B. Gilman                                                                                                                                    /s/ Jeffrey A. Blade
Alan B. Gilman                                                                                                                                  Jeffrey A. Blade
Interim President and                                                                                                                            Executive Vice President,
Chief Executive Officer                                                                                                                          Chief Financial and Administrative Officer

ITEM 9B.  OTHER INFORMATION

I.	Amendment of By-Laws
      On December 7, 2007, our Board of Directors amended Article V of our Restated By-Laws with respect to the number of directors. A copy of the Restated By-Laws, as amended, is included as Exhibit 3.02 to this Report.

II.	Comparison of Five-Year Cumulative Total Return

PART III.

    In accordance with General Instruction G(3) of Form 10-K, we have omitted certain information required by Part III from this Form 10-K. We will file an amendment to this Form 10-K on Form 10-K/A containing such information not later than 120 days after the end of the fiscal year covered by this Report, as permitted by General Instruction G(3) of Form 10-K. As permitted by instruction G(3), certain information on executive officers called for by Part III, Item 10 is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders(1)	1,660,612	$14.12	1,526,680	(2)

Equity compensation plans not approved by shareholders(3)	—	—	—
Total	1,660,612	$14.12	1,526,680	(2)

(1) Consists of 1997 and 2006 employee stock option Plans, 2003, 2004 and 2005 Director Stock Option Plans, 1997 Capital Appreciation Plan, as amended and restated, 2007 Non-Employee Director Capital Appreciation Plan and the 1992 and 2006 Employee Stock Purchase Plans.

(2) The Capital Appreciation Plan provides for tandem awards of restricted stock and book units. As of September 26, 2007, 238,372 shares remained available for issuance pursuant to awards under that plan and 17,000 remained available for issuance under the Non-Employee Director Capital Appreciation Plan.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

1. Financial Statements.

    The following table sets forth the financial statements filed as a part of this report:

Consolidated Statements of Financial Position at September 26, 2007 and September 27, 2006

    For the years ended September 26, 2007, September 27, 2006, and September 28, 2005:
Consolidated Statements of Earnings
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm
Management's Reports on Internal Control over Financial Reporting

2. Financial Statement Schedules.

    All schedules for the years ended September 26, 2007, September 27, 2006 and September 28, 2005 have been omitted for the reason that they are not required, are not applicable or the required information is set forth in the financial statements or notes thereto.

3. Exhibits.

    The following exhibits are filed as a part of this Annual Report on Form 10-K.* Indicates management contract or compensatory plans or arrangements required to be filed as an Exhibit.

3.01
Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002. (Incorporated by reference to the Registrant's definitive Proxy Statement dated December 19, 2001, related to the 2002 Annual Meeting of Shareholders).

3.02	Restated By-Laws of The Steak n Shake Company, as amended on December 7, 2007.

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

4.11
Fourth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 29, 2004 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2005.

4.12
Fifth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 29, 2004 related to a $50,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 26, 2005.

4.13
Amendment No. 4 to the Amended and Restated Note Purchase and Private Shelf Agreement dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

4.14
Sixth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated September 11, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 15, 2006.

4.15
Amendment to Note Purchase and Private Shelf Agreement to extend maturity date to September 30, 2008 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current report on Form 8-K filed November 17, 2005).

4.16
Senior Note Agreement with Prudential Insurance Company of America dated October 27, 2006.  (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

4.17	Senior Note Agreement with Pruco Life Insurance Company dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

4.18	Senior Note Agreement with United Omaha Life Insurance Company dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

4.19	Amendment No. 5 to the Amended and Restated Note Purchase and Private Shelf Agreement dated October 30, 2007.

4.20	Amendment No. 6 to the Amended and Restated Note Purchase and Private Shelf Agreement dated December 5, 2007.

4.21	Seventh Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 5, 2007.

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

10.09*	The Steak n Shake Company’s 2003 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended September 24, 2003).

10.10*	The terms of severance arrangements with Peter M. Dunn are set forth in and incorporated by reference to the Registrant's Current Report on Form 8-K, dated August 22, 2007.

10.11*	The Steak n Shake Company Amended and Restated 1997 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant’s definitive Proxy Statement dated December 19, 2003 related to the 2004 Annual Meeting of Shareholders).

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

10.31*	Form of Change in Control Benefits Agreement dated November 7, 2007 with Jeffrey A. Blade.

10.32*	Severance and General Release Agreement dated September 17, 2007 with Gary Walker.

10.33*	Change in Control Agreement dated November 7, 2007 with Gary T. Reinwald.

10.34*	Amendment to 1997 Capital Appreciation Plan, as Revised in 2002 and 2007.

10.35*
Form of Indemnity Agreement entered into on October 9, 2007 with the following Officers and Directors of the Company: Jeffrey A. Blade, Duane E. Geiger, Alan B. Gilman, Omar Janjua, David C. Milne, Thomas Murrill, Gary T. Reinwald, Steven M. Schiller, J. Michael Vance, Geoff Ballotti, Wayne Kelley, Charles Lanham, Ruth Person, John W. Ryan, J. Fred Risk, Steven M. Schmidt, Edward Wilhelm, and James Williamson, Jr.

14.01	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated March 24, 2006).

21.01	Subsidiaries of the Registrant.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.01	Section 1350 Certifications.

* Indicates management contract or compensatory plans or arrangements required to be filed as an Exhibit.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 7, 2007.

THE STEAK N SHAKE COMPANY

By:  /s/ Jeffrey A. Blade
Jeffrey A. Blade
Executive Vice President,
Chief Financial and Administrative Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 7, 2007.

/s/ Jeffrey A. Blade	Executive Vice President, Chief Financial and Administrative Officer
Jeffrey A. Blade	(Principal Financial Officer and Principal Accounting Officer)
/s/ Alan B. Gilman	Interim Chief Executive Officer and President, Chairman and Director
Alan B. Gilman	(Principal Executive Officer)

/s/ Geoffrey Ballotti	Director
Geoffrey Ballotti
/s/ Wayne L. Kelley	Director
Wayne L. Kelley

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

/s/ J. Fred Risk	Director
J. Fred Risk

/s/ Dr. John W. Ryan	Director
Dr. John W. Ryan

/s/ Stephen M. Schmidt	Director
Stephen M. Schmidt

/s/ Edward W. Wilhelm	Director
Edward W. Wilhelm

/s/ James Williamson, Jr.	Director
James Williamson, Jr.

THE STEAK N SHAKE COMPANY AND SUBSIDIARIES

Index to Exhibits

Exhibit Number	Description
3.01
Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002. (Incorporated by reference to the Registrant's definitive Proxy Statement dated December 19, 2001, related to the 2002 Annual Meeting of Shareholders).

3.02	Restated By-Laws of The Steak n Shake Company, as amended on December 7, 2007.

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

4.11
Fourth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 29, 2004 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2005.

4.12
Fifth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 29, 2004 related to a $50,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 26, 2005.

4.13
Amendment No. 4 to the Amended and Restated Note Purchase and Private Shelf Agreement dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

4.14
Sixth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated September 11, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 15, 2006.

4.15
Amendment to Note Purchase and Private Shelf Agreement to extend maturity date to September 30, 2008 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current report on Form 8-K filed November 17, 2005).

4.16
Senior Note Agreement with Prudential Insurance Company of America dated October 27, 2006.  (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

4.17	Senior Note Agreement with Pruco Life Insurance Company dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

4.18	Senior Note Agreement with United Omaha Life Insurance Company dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

4.19	Amendment No. 5 to the Amended and Restated Note Purchase and Private Shelf Agreement dated October 30, 2007.

4.20	Amendment No. 6 to the Amended and Restated Note Purchase and Private Shelf Agreement dated December 5, 2007.

4.21	Seventh Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 5, 2007.

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

10.09*	The Steak n Shake Company’s 2003 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended September 24, 2003).

10.10*	The terms of severance arrangements with Peter M. Dunn are set forth in and incorporated by reference to the Registrant's Current Report on Form 8-K, dated August 22, 2007.

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

10.31*	Form of Change in Control Benefits Agreement dated November 7, 2007 with Jeffrey A. Blade.

10.32*	Severance and General Release Agreement dated September 17, 2007 with Gary Walker.

10.33*	Change in Control Agreement dated November 7, 2007 with Gary T. Reinwald.

10.34*	Amendment to 1997 Capital Appreciation Plan, as Revised in 2002 and 2007.

10.35*
Form of Indemnity Agreement entered into on October 9, 2007 with the following Officers and Directors of the Company: Jeffrey A. Blade, Duane E. Geiger, Alan B. Gilman, Omar Janjua, David C. Milne, Thomas Murrill, Gary T. Reinwald, Steven M. Schiller, J. Michael Vance, Geoff Ballotti, Wayne Kelley, Charles Lanham, Ruth Person, John W. Ryan, J. Fred Risk, Steven M. Schmidt, Edward Wilhelm, and James Williamson, Jr.

14.01	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated March 24, 2006).

21.01	Subsidiaries of the Registrant.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.01	Section 1350 Certifications.

* Indicates management contract or compensatory plans or arrangements required to be filed as an Exhibit.