Form 10-K/A
period 2007-09-26
STEAK & SHAKE CO
filed 2008-01-24
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

The Steak n Shake Company
Form 10-K/A
Year ended September 26, 2007

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of The Steak n Shake Company (the “Company”) for the fiscal year ended September 26, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2007 (the “Original Filing”). Since the Company will not file its definitive proxy statement within 120 days of the Company’s fiscal year ended September 26, 2007, the Company is filing this Amendment to include the information required by Part III, which was omitted from the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, the Company is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

    This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part III of this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the additional information included in Part III, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing. However, as previously reported, the guidance included in Part II, Item 7 of the Original Filing under the heading "Fiscal 2008" may no longer be relied upon.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

    The information required by this item with respect to the Company’s executive officers is incorporated therein by reference to the information included under the caption “Executive Officers of the Registrant” in Part I, Item 1 of the Original Filing.

Directors

    The Company’s Board of Directors consists of nine members, each of whom is elected to serve one year, or until his or her successor is duly chosen and qualified, or until he or she resigns or is removed.The members of the Board of Directors of the Company are listed below, along with the age, tenure as director and business background for at least the last five years for each:

Name	Age	Since	Business Experience
Alan B. Gilman	77	1992
Chairman of the Board of Directors and Interim President and Chief Executive Officer of the Company from August 2007 to the present; Non-Executive Chairman of the Board from February 2007 through August 2007; Executive Chairman from February 2004 through February 2007; President and Chief Executive Officer from 1992 to September 30, 2002; Chief Executive Officer and Co-Chairman of the Company from September 30, 2002 through August 11, 2003; Chief Executive Officer and Chairman of the Company, from August 11, 2003 through February 11, 2004.

Geoffrey Ballotti	45	2007
Mr. Ballotti is a graduate of Colby College and Harvard Business School.  He has served in various senior executive capacities with Starwood Hotels & Resorts Worldwide, Inc. since joining in 1989, including, the Presidency of its North American division from 2003 to the present. From 2002 to 2003, he served as Executive Vice President, Operations North America Division.

Wayne L. Kelley	63	2003
Director of Steak n Shake Operations, Inc., a subsidiary of the Company, from 1999 through 2006;  President of Kelley Restaurants, Inc., the Company's largest franchisee, from 1988 through 2005; currently employed by the Company in a senior real estate advisory role.

Ruth J. Person	62	2002
Chancellor, Indiana University Kokomo and Professor of Management; President, American Association of University Administrators 2003-2004; President, Board of Directors, Workforce Development Strategies, Inc.; Member, Key Bank Advisory Board – Central Indiana.

J. Fred Risk	79	1971	Private investor; Chairman of the Board of Directors of Security Group, Inc.

John W. Ryan	78	1996	Private investor; Chancellor of the State University of New York Systems from 1996 through 1999; President of Indiana University from 1971 through 1987.

Steven M. Schmidt	53	2005
Currently President, Business Solutions Division - Office Depot; formerly, President & CEO, ACNielsen; EVP, VNU Marketing Information New York, NY; formerly President of Pillsbury Foods, Canada; also held senior executive posts with Pepsi-Cola and Procter & Gamble.

Edward W. Wilhelm	49	2006	Currently Chief Financial Officer of Borders Group, Inc.; held a number of senior financial positions at Borders Group, Inc. since 1994.

James Williamson, Jr.	76	1985	Private investor.

Section 16(A) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 sets forth certain filing requirements relating to securities ownership by directors, executive officers and ten percent shareholders of a publicly held company. To the Company’s knowledge, based on the representations of its directors and executive officers and copies of their respective reports filed with the Securities and Exchange Commission, all filing requirements were satisfied by each such person during the fiscal year ended September 26, 2007.

Code of Business Conduct and Ethics

    The Company has a long-standing code of ethics which applies to its principal executive officer, principal financial officer and principal accounting officer, as well as all officers, directors and employees. A copy of the Code of Business Conduct and Ethics can be obtained without charge on the Company’s web site (www.steaknshake.com) or by written request to the Company at the address on the front page of this proxy statement. If the Company makes any substantive amendment of, or grants any waiver of a provision of the code, the Company will disclose the nature of such amendment or waiver via its web site or in a current report on Form 8-K.

Changes to Procedures for Shareholders to Nominate Persons for Election to the Board of Directors

    There were no material changes made during fiscal 2007 to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Audit Committee Matters

    The Board of Directors maintains a standing audit committee established in accordance with Section 3(a)(58)(A) of The Securities Exchange Act of 1934, as amended, and the listing rules of the New York Stock Exchange. The Board of Directors has determined that the members of the committee, Messrs. Wilhelm and Risk, qualify as “audit committee financial experts” as that term is defined in Item 407(d)(s)(ii) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

    This Compensation Discussion and Analysis is designed to provide shareholders with a better understanding of our compensation philosophy, core principles, and decision making process. It explains the compensation-related actions taken with respect to the executive officers who are identified in the Summary Compensation Table (the “Named Executive Officers”). Details regarding the compensation paid to the Named Executive Officers for fiscal 2007 are found in the tables and narrative which follow them.

Executive Compensation Philosophy

    Our long-term success depends on our ability to operate effectively and efficiently, offer appealing products for our customers and invest wisely for present and future success.To achieve these goals, we must attract, motivate, and retain highly talented individuals at all levels of the organization. The Compensation Committee strives to provide compensation which is appropriate to attract and retain such individuals.

    All decisions relating to the compensation of the Named Executive Officers are made by the Compensation Committee in executive session, without management present. In assessing the compensation of the President and Chief Executive Officer, the Compensation Committee makes a qualitative assessment of our performance, his contribution to that performance, his expected performance in the future, and other factors (including tenure and experience, retention concerns, historical compensation and the relationship of his compensation to other executives in the Company). In evaluating the performance of other executive officers, the Compensation Committee considers the evaluations provided by the President and Chief Executive Officer.

    As a general matter, over 50% of targeted annual compensation for Named Executive Officers takes the form of performance-dependent, incentive cash and equity programs. We believe that putting a significant portion of compensation at risk provides an incentive to better performance and more closely align the executives’ perspective with that of our shareholders.

    As part of making any compensation decision, the Compensation Committee reviews market compensation levels for executive officers at other restaurant companies (for positions that are unique to our industry) or similarly-sized companies (for other positions) to determine whether the compensation components for our executive officers remain in the targeted ranges described in the following paragraph. With the assistance of our Human Resources department and a third party compensation consultant retained by the Compensation Committee, management collects and presents compensation data for our executive officers, including the Named Executive Officers. Information regarding the restaurant industry is obtained from the Chain Restaurant Compensation Association  and the committee’s consultant. Information regarding compensation for executives at similarly-sized companies is obtained from the committee’s consultant and from published compensation surveys. The compensation surveys provide data on pay practices for executive positions at companies with similar revenue size, although they do not provide names of the reported companies. The compensation assessment that is presented to the Compensation Committee includes an evaluation of base salary, target annual incentive opportunities, long-term incentive grant values, and benefits for each executive officer relative to similar positions in the market.

    The Compensation Committee sets total targeted compensation for executives who hold positions unique to the restaurant industry (such as EVP of Development) between the 50th and 75th percentiles of a set of restaurant companies of similar size. For other executive positions where both restaurant and general industry pay levels are relevant for staffing and retention (such as Chief Financial Officer), the Compensation Committee sets targeted total compensation between the 50th and 75th percentiles of comparable restaurant companies and at the 50th percentile of non-restaurant companies of a similar revenue size. The committee may vary from these percentiles based on such factors as historic compensation; individual skills, experience, contribution and performance; internal equity, retention concerns and other factors relevant to the individual executive. In addition, actual compensation (e.g., amounts earned and paid each year) may be higher or lower than targeted total compensation based on our performance or the assessment of the executive’s performance.

Components of Total Compensation

Base Salary
    We believe base salaries should be sufficient to attract and retain the executive talent needed to run our business. The Compensation Committee sets base salaries at market median levels for positions that are unique to the restaurant industry, and between the 50th and 75th percentile in the restaurant industry for other executive positions.

    In setting base salaries for fiscal 2007, the Compensation Committee considered the following factors:

•
Internal analysis.  This is the relative pay difference for different job levels. The Compensation Committee believes that the President and Chief Executive Officer position has the greatest opportunity to impact the Company, and so has typically set the base salary for this position at approximately two times that of the next highest executive. Similarly, the Compensation Committee has concluded that Mr. Blade, the Chief Financial Officer, is vital to our success, as he supervises not only the Finance and Accounting departments, but the Franchise and Supply Chain departments as well. Accordingly the Compensation Committee has typically set Mr. Blade’s salary at approximately 20% above the next most highly compensated executive.

•
Individual performance.  Increases to base salaries can result from individual performance assessments as well as an evaluation of the market and the mix among various components of compensation. In setting Mr. Dunn’s base salary for fiscal 2007, the committee considered that, although we had decreased employee turnover and drive-thru wait times and increased customer satisfaction as Mr. Dunn planned, improvement in these areas did not translate into improved sales or earnings. Accordingly, the Compensation Committee made no change to Mr. Dunn’s base salary from fiscal 2006. This meant that his base salarywas below the 50th percentile for Chief Executive Officers of similarly sized companies. When Mr.Dunn resigned in August 2007 and Mr. Gilman was appointed the Interim President and Chief Executive Officer,the Compensation Committee set Mr. Gilman’s base salaryat the same level as Mr. Dunn’s.

The Compensation Committee alsoreviewed the performance of the other Named Executive Officers, ultimately concluding that, while their individual performances had been satisfactory, our overall disappointing performance in fiscal 2006 did not warrant an increase in base salaries. Instead, the Compensation Committee chose to focus more attention on increasing the incentive-related components of compensation. A discussion of the mix between the two components is in the “Annual Incentive Bonus” section below.

•
Market data.  As noted above, while the Compensation Committee uses industry and general market data to test for the reasonableness and competitiveness of base salaries, committee members exercise subjective judgment within the ranges in this data in view of our compensation objectives and individual performance and circumstances.

Annual Incentive Bonus
    For fiscal 2007 the Compensation Committee intentionally allocated a greater portion of targeted total compensation to the performance-dependent elements. One way in which it did this was to set what it believed to be aggressive, but reachable, targets for fiscal 2007 under our Incentive Bonus Plan.

    Over 100 employees, including the Named Executive Officers, participated in the Incentive Bonus Plan in fiscal 2007. The Compensation Committee established a target incentive opportunity for each participant, expressed as a percent of base salary. Mr. Dunn’s target bonus opportunity was set at 70% of his base salary, which weighted his pay mix more heavily toward performance-based compensation. The other executive officers had target bonus opportunities set at 30% - 40% of their base salaries. For the Named Executive Officers, the target annual incentives for fiscal 2007 were as follows:

Named Executive Officer	Target Bonus Incentive as a % of Base Salary
Mr. Gilman	70%[a]
Mr. Dunn	70%
Mr. Blade	40%
Mr. Schiller	40%
Mr. Reinwald	40%
Mr. Geiger	30%
Mr. Walker	40%

a   Mr. Gilman was not eligible for the Bonus Plan until August 2007, when he became Interim President and Chief Executive Officer.  Had the Company met the thresholds for paying a bonus in fiscal 2007 he would have received a payment based on the 70% opportunity for the pro rata portion of the fiscal year in which he served in that role.

    To arrive at a payout number under the Incentive Bonus Plan, the target bonus opportunity for each participant is multiplied by a formula based on our performance as determined by targets for objective performance and measures and individual performance goals. In fiscal 2007 the corporate performance measures were growth in earnings before interest and taxes (“EBIT”) and same store sales over the prior year. Individual performance was based on the successful completion of defined projects during the fiscal year. The individual performance modifier may result in further modification of the payout, since any upward adjustment for one participant must be offset by downward adjustments for others. The formula used to compute bonus payouts is set forth below:

Target Bonus Amount	X	Corporate Performance Modifier (0% - 250%)	X	Individual Performance Modifier (75% -125%)

    After the end of the fiscal year, the Compensation Committee evaluates the Company’s performance against the specific targets set at the beginning of the year and modifies the bonus payout to 0% to 250% of the target. For fiscal 2007, the targets for growth in EBIT and same store sales were as follows:

Factors	Threshold(0%)	Target(100%)	Maximum(250%)
Same Store Sales	-1.4%	.6%	2.6%
EBIT	$52.4M	$55.2M	$61M

    In fiscal 2007, we did not achieve the targets at the threshold level for either the Same Store Sales or EBIT performance measures. Consequently, we made no payments under the Incentive Bonus Plan to any participant in fiscal 2007.

Long-Term Incentives
    Equity-based incentives area significant element of total executive officer compensation, as we believe these forms of compensation align the interests of executives with those of our shareholders for periods greater than the single year focus of the Incentive Bonus Plan. They also encourage retention of employees. These equity-based incentives consist of stock options and restricted stock.

    In making equity-based awards, the Compensation Committee also considers the executive’s level of responsibility, prior experience, internal equity, retention concerns, individual performance, and market data for the particular position. The committee uses the value of these incentives as determined by accounting principles to provide targetedtotal compensation at the levels discussed above. If our shareholder returns exceed industry averages, our executives’ compensation will likewise exceed industry averages. Likewise, if the shareholders do not realize competitive returns on their investments, our executives’ compensation will fall below the industry average.

Stock Options
     Stock options reward the recipient for the increase in our stock price during the holding period. Options represent the high-risk and potential high-return component of our total long-term incentive program, as the potential value of each option can fall to zero if the price of our stock is lower than the exercise price when the options expire.

    The size of stock option grants for executive officers is based primarily on the target dollar value of the award, translated into a number of option shares based on the estimated economic value of the award, as determined using the Black-Scholes option pricing formula. As a result, the number of shares underlying stock option awards will typically vary from year to year, as it is dependent on the price of our stock. Subject to limits imposed by Section 422 of the Code, options granted to all employees are incentive stock options.

    In February 2007, the Compensation Committee approved annual grants of stock options to each of the Named Executive Officers. These options had an exercise price equal to the fair market value of our stock on the date of grant. They were granted under the 2006 Employee Stock Option Plan, which was approved by shareholders in February 2006. These options vest over four years, at a rate of 25% per year, beginning on the first anniversary of the grant. They expire ten years from the date of grant.

    Stock options granted prior to February 2006 vest over a four year period, at a rate of 20% per year beginning on the date of grant. These options expire five years from the date of grant and contain a reload option feature. Reload options represent an option to purchase the same number of shares of our stock that were used by the grantee to pay the exercise price of any original option. We do not grant additional reload options upon the exercise of a reload option.

    In the event of the death of an option recipient then his/her estate may exercise the option in full at any time prior to its expiration. In the event of an option recipient’s retirement, he/she may exercise any vested options within three months from the date of retirement. Should an option recipient’s employment end as a result of a disability, then he/she would be able to exercise the options as if the recipient had remained with the Company through: (i) cessation of payments under a disability pay plan of the Company, (ii) the recipient’s death, or (iii) the recipient’s 65th birthday.

    We do not backdate options or grant options or other equity awards retroactively. In addition, we do not purposely schedule option awards or other equity grants prior to the disclosure of favorable information or after the announcement of unfavorable information. In general, equity-based incentive awards are made during the February Board meeting, with mid-year grants limited to newly hired or promoted employees.

Restricted Stock
    Restricted stock awards provide the recipient with shares of our stock, which the recipient may vote and for which he may receive dividends during the vesting period. The recipient may not transfer or assign the restricted shares for a period of three years after the date of grant, however, and if the recipient ceases to be our employee for any reason other than death, disability or retirement during that period the shares will be forfeited. If the recipient ceases being our employee during the vesting period as a result of retirement, death or disability then the recipient (or his/her estate) will receive a pro rata amount of shares reflective of the percent of the vesting period during which the recipient was employed.

    Each award of restricted stock is issued in conjunction with a book unit. A book unit has a vesting schedule concurrent with the associated share of restricted stock. It provides for a cash payment at the end of the three-year vesting period equal to: (i) the aggregate of our earnings per share over the vesting period and (ii) any dividends paid over the vesting period. The cash provided by the book units is typically used by the recipient of restricted stock to pay the tax obligation that he/she incurs upon its vesting.

Perquisites and Benefits
    Perquisites provided to executive officers include: (i) reimbursement for medical expenses of up to $3,500 annually, (ii) amounts we pay to group life insurance premiums for coverage in excess of $50,000, (iii) matching contributions we make under the 401(k) Plan and Deferred Compensation Plan, which equal 50% of up to 6% of total cash compensation deferred into these plans, (iv) personal use of a company car, (v) 75% of the cost of preparing tax returns, and (vi) amounts incurred for travel for service on charitable boards. See footnotes to the Summary Compensation Table below for the perquisites provided to each Named Executive Officer in fiscal 2007.

    Our executive officers receive the same benefits provided to all employees. They include: 401(k) and deferred compensation plan, life insurance equal to their annual salary, group medical & dental plans, short- and long-term disability insurance, and a lunch discount of 50% at Steak n Shake restaurants on work days.

Employment Agreements, Severance, and Change-in-Control Arrangements

Change in Control Agreements
    In fiscal 2007, the Compensation Committee approvedagreements with certain executive officers, including the Named Executive Officers, that provide for benefits in the event we experience a change in control (the “CIC Agreements”). In evaluating the terms of the CIC Agreements the Compensation Committee obtained benchmarking information from its compensation consultant, considered which individuals were vital to retain during any period of uncertainty, and evaluated the potential costs and benefits of the CIC Agreements. All of the Named Executive Officers except Mr. Gilman received a CIC Agreement in fiscal 2007. Mr. Reinwald received a CIC agreement that does not provide for the “stay payment” described below.

    The primary terms of the CIC Agreements are provided below:

•	Stay Payment. On the date of a Change in Control the CIC Agreements provide that Messrs. Blade, Schiller and Geiger will receive an immediate payment equal to 30% of their base salary.

•
Termination Following Change in Control. In the event that the employment of the recipient of a CIC Agreement is terminated withinone year ofa change in control without“cause” by us or“good reason” by the employee, they will receive: (a) a severance payment equal to one year of their base salary, (b) coverage under the group medical plan for one year, (c) use of their Company-provided car for up to 60 days, (d) payment of a pro rata amount of the bonus to which they would have been entitled had they been employed through the applicable bonus computation period, and (e) reimbursement of up to $15,000 for outplacement services.

•
Executive’s Obligations.  Prior to obtaining any benefits under a CIC Agreement, the recipient must waive any claims against us. We may recover any benefits paid under the CIC Agreements if the recipient breaches any of his obligations under the CIC Agreement.

Other Severance Agreements
    At the inception of their employment, we agreed to pay Mr. Blade and Mr. Schiller a specified percentage of their base salary in the event we terminate their employment for any reason that would not disqualify them from obtaining unemployment compensation benefits under Indiana law. In the event of such a termination, both Mr. Blade and Mr. Schiller would receive 10 months of base salary ($254,904 for Mr. Blade and $212,420 for Mr. Schiller at their current salaries) and reimbursement for up to ten (10) months of outplacement services. These obligations would be superseded by the CIC Agreements in the event of a termination within one year of a change in control that would trigger the CIC severance benefits. At the inception of his employment we agreed to pay Mr. Gilman nine months of his salary in the event his employment is terminated for any reason except for retirement or commission of a crime. He has indicated that the salary that should be applicable to this separation agreement is that which was last in effect while he was Chief Executive Officer, $500,000, as opposed to his current, temporary salary of $600,000.

Effect of a Change in Control, Death, Disability or Retirement on Equity Grants
    A description of the impact of death, disability or retirement on vesting or exercise of options or restricted stock is under the “Long-Term Incentives” section.

    All restricted stock plans and the 2006 Steak n Shake Employee Stock Option Plan contain provisions that accelerate the vesting of the awards upon a change in control. Options granted under prior stock option plans may be accelerated upon a change in control at the discretion of the Board of Directors.

    The number of unvested shares that would vest on a change in control, and the value of those shares as of the end of the fiscal year, is set forth in the table below entitled “Outstanding Stock and Option Awards” under the column entitled “Shares or Units of Stock that Have Not Vested.”

Deductibility Cap on Executive Compensation

    Section 162(m) of the Code prohibits publicly-held companies from taking a tax deduction for certain compensation paid in excess of $1 million to any of the five most highly compensated employees. Performance-based compensation remains deductible. To qualify as performance-based compensation, the program under which it is provided must be approved by shareholders and meet other requirements. Our policy is, where feasible, to attempt to qualify our compensation plans for full deductibility. Pursuant to that policy, we have taken steps to qualify compensation under the 2006 Incentive Bonus Plan and all stock option plans as “performance-based compensation.”

    We may make payments that are not fully deductible if, in the judgment of the Compensation Committee, such payments are otherwise necessary to achieve compensation objectives. In fiscal 2007, we did not pay compensation that was not deductible under Section 162(m).

Summary Compensation Information

    The following table shows the compensation paid to the two individuals who served as Chief Executive Officer during fiscal 2007, the Chief Financial Officer, the other three most highly compensated executive officers and a former executive officer who would have been among the three most highly compensated employees had he been employed at the end of fiscal 2007 (the “Named Executive Officers”) in fiscal 2007:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary		Stock Awards[a]		Option Awards[b]		All Other Compensation[c]		Total
Alan Gilman,Chairman, Interim President and Chief Executive Officer	2007	$331,731	[d]	$12,903		$308,078		$26,547		$679,259
Peter Dunn, Former President and Chief Executive Officer	2007	$600,000		$376,863	[e]	$144,968	[e]	$675,998	[f]	$1,797,829
Jeff Blade, EVP, Chief Financial Officer, Chief Administrative Officer	2007	$305,885		$163,536		$85,341		$18,250		$573,012
Steven Schiller, SVP, Chief Marketing Officer	2007	$254,903		$122,320		$45,271		$17,780		$440,274
Gary Reinwald, EVP, Development	2007	$191,490		$92,099		$200,328		$12,034		$495,951
Duane Geiger, Vice President, Controller	2007	$185,596		$74,426		$48,910		$15,455		$324,387
Gary Walker, Former Senior Vice President, Operations Support	2007	$243,692		$127,617	[h]	$120,331	[h]	$257,859		$749,499	[g]

a.
Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to stock awards in fiscal 2007, computed in accordance with SFAS 123(R), excluding the impact of estimated forfeitures for service-based vesting conditions, as follows:

Name	Date of Grant	Number of Shares	Fiscal 2007 Expense ($)
Mr. Gilman	8/17/2007	17,000	12,903
Total			$12,903

Mr. Dunn	10/4/04	20,000	116,667
	10/3/05	20,000	111,692
	2/8/06	17,500	94,069
	2/6/07	17,000	54,435
Total			$376,863

Mr. Blade	3/15/04	8,500	25,199
	9/14/05	3,000	19,750
	2/8/06	12,000	69,880
	2/6/07	13,400	48,707
Total			$163,536

Mr. Schiller	5/11/05	8,000	50,293
	2/8/06	7,500	43,675
	2/6/07	7,800	28,352
Total			$122,320

Mr. Reinwald	10/4/04	9,000	52,500
	2/8/06	6,800	39,599
	8/14/07	8,000	—
Total			$92,099

Mr. Geiger	10/4/04	5,500	32,083
	2/8/06	4,400	25,623
	2/6/07	4,600	16,720
Total			$74,426

Mr. Walker	10/4/04	7,000	37,692
	9/14/05	1,500	9,115
	2/8/06	10,300	55,366
	2/6/07	8,000	25,444
Total			$127,617

    See Note 15 of Notes to Consolidated Financial Statements included in Part II,  Item 8 of the Original Filing for a description of the assumptions made in the valuation. The actual value realized by the Named Executive Officer with respect to stock awards will depend on the market value of our stock on the date the restricted stock vests, as well as the date on which the stock is subsequently sold. As explained below, we will not report the expense shown for the stock awards held by Messrs. Dunn and Walker as those awards were forfeited upon their separation from employment.

b.
Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to nonqualified stock option awards in fiscal 2007, computed in accordance with SFAS 123(R), excluding the impact of estimated forfeitures for service-based vesting conditions, as follows:

Name	Date of Grant	Number of Shares Underlying Options	Fiscal 2007 Expense ($)
Mr. Gilman	8/4/04	25,000	17,197
	9/14/05	25,000	32,780
	5/8/07	5,000	2,388
	5/15/2007	23,787	92,867
	8/17/2007	26,900	162,846
Total			$308,078

Mr. Dunn	10/1/03	20,000	5,418
	8/4/04	25,000	17,197
	9/14/05	25,000	32,780
	2/8/06	30,000	49,021
	2/7/07	26,900	40,552
Total			$144,968

Mr. Blade	3/15/04	12,000	6,773
	9/14/05	16,500	21,635
	2/8/06	20,200	33,007
	2/6/07	21,300	23,926
Total			$85,341

Mr. Schiller	5/11/05	10,000	10,702
	2/8/06	12,700	20,752
	2/6/07	12,300	13,817
Total			$45,271

Mr. Reinwald	8/4/04	16,000	11,006
	9/14/05	7,400	9,703
	2/8/06	11,500	18,791
	9/29/06	9,225	41,259
	2/19/07	13,504	62,958
	8/15/07	10,000	56,611
Total			$200,328

Mr. Geiger	8/4/04	7,500	5,159
	9/14/05	4,000	5,245
	2/8/06	7,500	12,255
	9/29/06	4,036	18,051
	2/6/07	7,300	8,200
			$48,910

Mr. Walker	8/4/04	11,000	7,567
	9/14/05	12,500	16,390
	2/8/06	17,300	28,269
	9/29/06	2,536	11,342
	2/16/07	9,315	43,283
	2/6/07	12,000	13,480
Total			$120,331

    See Note 15 of Notes to Consolidated Financial Statements included in Part II,  Item 8 of the Original Filing for a description of the assumptions made in the valuation. The actual value realized by the Named Executive Officer with respect to option awards will depend on the difference between the market value of our stock on the date the option is exercised and the exercise price.

c.	The type and amount of the components of the figures in the “All Other Compensation” column above are detailed below:

	Mr. Gilman	Mr. Dunn	Mr. Blade	Mr. Schiller	Mr. Reinwald	Mr. Geiger	Mr. Walker
401(k) matching contributions	$2,661	$3,375	$1,074	$1,264	$2,668	$882	$1,071
Nonqualified Deferred Compensation Plan matching contributions	$7,291	$14,625	$8,103	$6,383	$3,021	$4,640	$6,000
Excess life insurance	$4,302	$759	$461	$246	$725	$223	$342
Travel to charitable board meetings	$3,942	$1,353	—	—	—	—	—
Tax preparation	$1,075	$2,000	—	—	$713	—	—
Automobile expenses – personal use	$3,776	$10,386	$5,112	$6,387	$1,407	$6,210	$6,946
Executive Medical Reimbursement Plan	$3,500	$3,500	$3,500	$3,500	$3,500	$3,500	$3,500

d.
Mr. Gilman’s salary was reduced from $500,000 per year to $150,000 per year effective February 6, 2007 when he assumed the role of Non-executive Chairman.  His salary was increased to $600,000 on August 13, 2007 when he assumed the role of Interim President and Chief Executive Officer.

e.	Mr. Dunn forfeited all equity awards which vested after October 5, 2007, the effective date of his resignation. The specific awards that were forfeited are set forth below:

Restricted Stock
Grant Date	Number of shares
10/4/04	7,000
9/14/05	1,500
2/8/06	10,300
2/6/07	8,000

Stock Options
Grant Date	Number of Options
10/1/03	20,000
8/4/04	25,000
9/14/05	25,000
2/8/06	30,000
2/6/07	26,900

    As a result of the forfeiture, we will not report the amount of equity compensation costs shown for these awards in the Summary Compensation Table.

f.	This includes the items listed in footnote c above as well as $40,000 in outplacement assistance and $600,000 in severance payments.

g.	This includes the items listed in footnote c above as well as $240,000 in severance payments.

h.	Mr. Walker forfeited all equity awards which vested after September 19, 2007, the date his separation. The specific awards that were forfeited are set forth below:

Restricted Stock
Grant Date	Number of shares
10/3/05	20,000
2/8/06	17,500
2/6/07	17,000

Stock Options
Grant Date	Number of Options
8/4/04	11,000
9/14/05	12,500
2/8/06	17,300
9/29/06	2,536
2/16/07	9,315
2/6/07	12,000

    As a result of the forfeiture, we will not report the amount of equity compensation costs shown for these awards in the Summary Compensation Table.

Plan-Based Award Grants

    The following table sets forth specific information regarding all grants from equity and non-equity plans in fiscal 2007.

GRANTS OF PLAN-BASED AWARDS

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards[a]
Name	Grant Date	Threshold	Target	Max	All Other Stock Awards: Number of Shares of Stock or Units[d]	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)[g]
Mr. Gilman	11/7/2006	$0	$420,000	$1,050,000
	5/8/2007					5,000 [b]	$16.51	$24,168
	5/15/2007					23,787 [c]	$15.87	$92,867
	8/17/2007					26,900[e]	$14.80	$162,846
	8/17/2007				17,000			$251,600

Mr. Dunn [f]	11/7/2006	$0	$420,000	$1,050,000
	2/6/2007				17,000			$303,280
	2/6/2007					26,900 [e]	$17.72	$187,553

Mr. Blade	11/7/2006	$0	$123,600	$309,000
	2/6/2007				13,400			$237,448
	2/6/2007					21,300 [e]	$17.72	$147,609

Mr. Schiller	11/7/2006	$0	$103,000	$257,000
	2/6/2007				7,800			$138,216
	2/6/2007					12,300 [e]	$17.72	$85,239

Mr. Reinwald	11/7/2006	$0	$104,000	$260,000
	2/9/2007					13,504 [c]	$17.89	$62,958
	8/14/2007					10,000[e]	$13.84	$56,611
	8/14/2007				8,000			$110,720
	9/29/2007					9,225 [c]	$17.17	$41,236

Mr. Geiger	11/7/2006	$0	$56,250	$140,625
	2/6/2007				4,600			$81,512
	2/6/2007					7,300[e]	$17.72	$50,589
	5/11/2007					6,982[c]	$16.22	$18,041

Mr. Walker [h]	11/7/2006	$0	$96,000	$240,000
	9/29/06					2,536 [c]	$17.17	$11,336
	2/6/07				8,000			$110,720
	2/6/07					12,000 [e]	$17.72	$83,160
	2/16/07					9,315 [c]	$17.83	$43,315

a.
Because we did not achieve either the threshold for same store sales growth or EBIT, no annual incentive payouts were made for fiscal 2007.  See “Compensation Discussion and Analysis – Components of Total Compensation – Annual Incentive Bonus”

b.
These awards were made to Mr. Gilman in his capacity as a member of the Board of Directors prior to his becoming an executive officer. These awards vest over four years at a rate of 20% per year beginning on the date of grant and expire five years after the date of grant.  So long as he is an executive officer he will not receive additional compensation for serving on the Board of Directors.

c.
These are reload options, which were granted pursuant to the 1997 Employee Stock Option Plan in an amount equal to the number of shares used to pay the exercise price of the underlying stock options. Reload options vest immediately and expire five years from the date of grant. Beginning in February 2006, we ceased issuing options with a reload feature.

d.
Represents restricted stock that vests three years after the date of grant. See “Compensation Discussion and Analysis –Equity Incentives – Restricted Stock and Book Units” for further information regarding these shares, the associated book units and the treatment of these shares in the event of death, disability or retirement.

e.
These options have an exercise price equal to the closing price of a share of our common stock on the New York Stock Exchange on the day preceding the date of grant. These options vest and become exercisable over four years, at a rate of 25% per year, beginning on the first anniversary of the date of grant. See “Compensation Discussion and Analysis– Equity Incentives – Stock Options” above for further information regarding these options.

f.	All equity grants to Mr. Dunn were forfeited on October 5, 2007 when he left the Company.

g.
Amounts represent the grant date fair value of stock options and restricted stock granted to each Named Executive Officer in fiscal 2007.  For a discussion of the assumptions made in the valuation, see Note 15 of Notes to Consolidated Financial Statements included in Part II,  Item 8 of the Original Filing.

h.	All equity grants to Mr. Walker were forfeited on September 19, 2007 when he left the Company.

    The following table sets forth certain information about outstanding option and stock awards held by the Named Executive Officers as of the end of fiscal 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option Awards				Stock Awards
	Unexercised Options				Equity Incentive Plan Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested[g]	Number of Unearned Shares, Units or Other That Have Not Vested	Market Or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Mr. Gilman	27,500[c]		14.14	4/29/2008
	27,500 [c]		16.25	5/6/2009
	10,000 [b]		14.93	7/2/2008
	7,877 [e]		18.85	1/12/2009
	20,000 [b]	5,000	17.14	8/4/2009
	15,000 [b]	10,000	19.75	9/14/2010
	6,250 [d]	18,750	17.47	2/8/2016
	23,787 [e]		15.87	5/15/2012
	0 [d]	26,900	14.80	8/17/2017
					17,000	$259,590
	1,000[f]	4,000	16.51	5/8/2012

Mr. Dunn[h]					20,000	$305,400

Mr. Blade	9,600 [b]	2,400	19.27	3/15/2009
	9,900 [b]	6,600	19.75	9/14/2010
	5,050 [d]	15,150	17.47	2/8/2016
	0 [d]	23,000	17.72	2/6/2017
					3,000	$45,810
					12,000	$183,240
					13,400

Mr. Schiller					8,000	$122,160
					7,500	$114,525
					7,800	$119,106
	6,000 [b]	4,000	18.86	5/11/2010
	3,175 [d]	9,525	17.47	2/8/2016
	0 [d]	12,300	17.72	2/6/2017

Mr. Reinwald					6,800	$103,836
					8,000	$122,160
	11,000[c]		14.14	4/29/2008
	11,000[c]		16.25	5/6/2009
	12,800 [b]	3,200	17.14	8/4/2009
	4,440 [b]	2,960	19.75	9/14/2010
	2,875 [d]	8625	17.47	2/8/1016
	9,225 [e]		17.17	9/29/2011
	13,504 [e]		17.89	2/10/2012
	0 [d]	10,000	13.84	8/15/1017

Mr. Geiger	1,875[d]	5,625	17.47	2/8/2016	4400	$67,188
	3,438[c]		14.14	4/29/2008
	3,300[c]		16.25	5/6/2009
	1,339[e]		15.52	10/11/2008
	6,000[b]	1,500	17.14	8/4/2009
	2,400[b]	1,600	19.75	9/14/2010
	0[d]	7,300	17.72	2/6/2017	4600	$70,242

Mr. Walker	N/A

a.	Market value is computed based on a price of $15.27, which was the closing price of our common stock on the last day of fiscal 2007.

b.	These options vest at a rate of 20% per year, beginning on the date of grant and expire five years from the date of grant; they also contain a reload feature.

c.	These options vested at a rate of 20% per year and expire ten years from the date of grant; they also contain a reload feature.

d.	These options vest at a rate of 25% per year beginning on the first anniversary of the date of grant and expire ten years from the date of grant; they do not contain a reload feature.

e.
These are “reload” options which were granted pursuant to the 1997 Employee Stock Option Plan. Reload options are granted in an amount equal to the number of shares used to pay the exercise price on the underlying stock options. They are vested immediately and expire five years from date of grant. Beginning in February 2006 we ceased issuing options with a reload feature.

f.
These awards were made to Mr. Gilman in his capacity as a member of the Board of Directors prior to his becoming an executive officer. These options vest at a rate of 20% per year beginning on the date of grant. As long as he remains an executive officer, he will not receive additional compensation for serving on the Board of Directors.

g.
All restricted stock grants have a three-year cliff vesting period and are granted with an equal amount of book units. See “Compensation Discussion and Analysis – Restricted Stock and Book Units” for additional information regarding these shares.

h.	Mr. Dunn forfeited all other equity awards that vested after the effective date of his resignation.

Award Exercise and Vesting

    The following table sets forth the number of options exercised in fiscal 2007, along with the value received as a result of the exercise. It also shows the number of shares of restricted stock that vested during the year, with concurrent vesting of book units, and the resulting value realized by the Named Executive Officer.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized upon Exercise[a]	Number of Shares Acquired on Vesting	Value Realized on Vesting[b]
Mr. Gilman	41,681	$112,004	12,500	$248,625
Mr. Dunn	—	—	20,000	$397,800
Mr. Blade	—	—	8,500	$170,170
Mr. Geiger	7,500	—	4,000	$79,560
Mr. Schiller	—	—	—	—
Mr. Reinwald	32,000	$160,320	9,000	$179,010
Mr. Walker	15,400	$61,226	7,000	$139,230

a.
This amount reflects the difference between the exercise price and the closing price on the date of exercise. The exercise price of Mr. Geiger’s options was slightly above the fair value on the date of the exercise of the option, as he exercised the options to receive the reload associated with them.

b.
Mr. Blade’s stock awards vested on March 15, 2007; all others vested on October 1, 2006. The amount in this column includes the value of the restricted stock on the date of vesting, based on the closing price of our common stock which on both dates was $16.89, and the value of book units which vested in conjunction with the shares of restricted stock. The book units associated with Mr. Blade’s shares were $3.13; the remainder of the book units were valued at $3.00 each.

Retirement Benefits

    We maintain two plans that provide retirement income to all eligible employees, including the Named Executive Officers:

401(k) Plan
    The 401(k) Plan is available to all qualified Associates, including the Named Executive Officers. We match participant contributions in an amount equal to 50% of each participant’s voluntary contributions to the 401(k) Plan of up to 6% of the participant’s total cash compensation. Participant contributions may consist of salary or cash compensation from the 2006 Incentive Bonus Plan. Matching contributions vest over the first six years of employment at a rate of 20% per year,beginning on the second anniversary of a participant’s employment. Participants may invest their contributions and the matching contributions in a variety of investment options provided by Fidelity Investments and their partner funds. The Named Executive Officers and other “highly compensated employees” are limited to contributing 1% of their cash compensation to the 401(k) Plan.

Deferred Compensation Plan
    The Deferred Compensation Plan is available to all highly compensated employees including the Named Executive Officers. Investment options offered under the Deferred Compensation Plan are identical to those offered in the 401(k) Plan. Before a Participant may make contributions under the Deferred Compensation Plan, the participant must first contribute 1% of their earnings to the 401(k) Plan. We will match Participant contributions in the amount of 50% of the aggregate deferrals into both plans, up to 6% of the Participant’s cash compensation. Deferrals under both plans are limited to 20% of the aggregate of a participant’s salary and annual incentive bonus, which means that as a result of the 1% of compensation deferred to the 401(k) Plan, the most a participant may defer to the Deferred Compensation Plan is 19% of total cash compensation. Matching contributions under the Deferred Compensation Plan vest over the first six years of employment, at a rate of 20% per year beginning on the second anniversary of employment. A participant’s account balance will be distributedat a time directed by the participant at the time the deferrals are made. Participants may elect that distributions be made in a lump sum or in equal annual installments over a period of up to ten (10) years. Withdrawals from the Deferred Compensation Plan are limited to the withdrawal of Participant contributions in cases of financial hardship.

    The following table describes the contributions, earnings, and balance at the end of Fiscal 2007 for each of the Named Executive Officers who participate in the Deferred Compensation Plan.

NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year[a]	Company Contributions in Last Fiscal Year[b]	Aggregate Earnings in Last Fiscal Year	Aggregate Balance at Last Fiscal Year-end[c]
Mr. Gilman	$33,173	$7,291	$29,173	$259,370
Mr. Dunn	$49,615	$14,625	$22,145	$266,275
Mr. Blade	$58,118	$8,103	$29,528	$256,385
Mr. Schiller	$15,294	$6,383	$12,150	$66,427
Mr. Reinwald	$13,660	$3,021	$23,659	$137,209
Mr. Geiger	$9,280	$4,640	$4,720	$44,747
Mr. Walker	$12,000	$6,000	$17,696	$128,801

a.	The amounts in this column are also included in the Summary Compensation Table in the “Salary”column.

b.	The amounts in this column are also included in the Summary Compensation Table in the “All Other Compensation”column.

c.
The following amounts were included in this or prior years’ summary compensation tables: Mr. Gilman ($210,792), Mr. Dunn ($231,076), Mr. Blade ($211,680), Mr. Schiller ($51,152), Mr. Reinwald ($100,719), Mr. Geiger ($38,071), Mr. Walker ($103,729).

Potential Payments Upon Termination of Employment

    As discussed above in “Compensation Discussion and Analysis – Employment Agreements, Severance and Change-in-Control Arrangements,” some of our equity awards accelerate upon a change in control or upon the retirement, death or disability of the holder. Also, some of the Named Executive Officers have agreements that would provide them with benefits upon the occurrence of one or more of these events. The following table sets forth, for each of the Named Executive Officers other than Messrs. Dunn and Walker, the aggregate value that the individual would receive as a result of any of the foregoing events if they had occurred on September 26, 2007. For amounts that were paid, or are payable, to Messrs. Dunn and Walker in connection with their termination of employment, see the "All Other Compensation" column of the Summary Compensation Table.

	Resignation	Death, Disability or Retirement	Termination[a]	Change in Control[b]	Qualifying Termination Within One Year of a Change in Control[c]
Mr. Gilman
Restricted Stock[e]	--	8,061	--	260,440	--
Stock Options[d]	--	--	--	47,118	--
Severance Payment (non-CIC) [h]	--	--	345,000	--	--

Mr. Blade
Restricted Stock[e]	--	192,751	--	589,177	--
Stay Payment[f]	--	--	--	92,700	--
Severance Payment (CIC)[g]	--	--	--	--	309,000
Severance Payment (non-CIC) [h]	--	--	254,904	--	--
Health Care Coverage[i]	--	--	--	--	11,365
Company Car[j]	--	--	--	--	1,625
Outplacement Services[k]	--	--	--	--	15,000

Mr. Schiller
Restricted Stock[e]	--	114,405	--	383,199	--
Stay Payment[f]	--	--	--	76,200	--
Severance Payment (CIC)[g]	--	--	--	--	254,000
Severance Payment (non-CIC)[h]	--	--	212,420	--	--
Health Care Coverage[i]	--	--	--	--	9,828
Company Car[j]	--	--	--	--	1,775
Outplacement Services[k]	--	--	--	--	15,000

Mr. Reinwald
Restricted Stock[e]	--	227,640	--	399,258	--
Stock Options[d]	--	--	--	26,730	--
Severance Payment (CIC)[g]	--	--	--	--	260,000
Health Care Coverage[i]	--	--	--	--	7,948
Company Car[j]	--	--	--	--	1,566
Outplacement Services[k]	--	--	--	--	15,000

Mr. Geiger
Restricted Stock[e]	--	153,923	--	244,567	--
Stock Options[d]	--	--	--	3,884	--
Stay Payment[f]	--	--	--	56,250	--
Severance Payment (CIC)[g]	--	--	--	--	187,500
Health Care Coverage[i]	--	--	--	--	11,365
Company Car[j]	--	--	--	--	1,481
Outplacement Services[k]	--	--	--	--	15,000

a.	Amounts in this column exclude payments made upon or following a change in control.

b.	Amounts in this column reflect payments or acceleration of benefits upon a change in control without termination of employment.

c.
Amounts in this column are payable only if the Named Executive Officer is terminated by us without cause or if the Named Executive Officer leaves for good reason within one year following a change in control.

d.
Reflects the excess of the closing price of $15.27 for our stock on the last day of fiscal 2007, over the exercise price of outstanding options currently vested and any unvested stock options, the vesting of which would accelerate as a result of the Named Executive Officer's termination of employment on September 26, 2007 as a result of the specified termination event, multiplied by the number of shares of our stock underlying the stock options.

e.
Reflects the closing price of $15.27 for our stock on the last day of fiscal 2007, multiplied by the number of shares of restricted stock that would vest as a result of the Named Executive Officer's termination of employment on September 26, 2007 as a result of the specified termination event, plus the value of accrued book units through September 26, 2007.

f.	Reflects the payment of 30% of the Named Executive Officer's salary immediately upon a change in control.

g.	Amounts represent one year of salary payable to the Named Executive Officers.

h.
Amounts represent 10 months of salary payable to Messrs. Blade and Schiller under their severance agreements. They would also be entitled to reimbursement for up to 10 months of outplacement services. Mr. Gilman's amount represents nine months of salary payable under his severance agreement; he has indicated it should be applicable to his prior salary of $500,000 and would not apply it to the current $600,000 salary.

i.	Amounts represent one year of coverage under our group medical plans at the level currently elected by the individual.

j.	Amounts represent the use of the Named Executive Officer's company car for up to 60 days after termination of employment.

k.	Reflects the maximum amount of outplacement services for which the Named Executive Officer may be reimbursed by us.

COMPENSATION OF DIRECTORS

    We compensate non-employee directors with annual cash retainers, cash meeting attendance fees and grants of stock options and restricted stock, as well as reimbursement of certain expenses as explained in this section. With the exception of the Chairmen of the Audit, Compensation and Nominating/Corporate Governance Committees, (whose retainers are summarized below) we paid retainers of $22,000 for fiscal 2007. Meeting fees for non-employee directors were set as follows:

•	$3,500 for each in-person Board meeting attended;
•	$1,250 for each Committee meeting attended that was not held in conjunction with a Board meeting;
•	$1,000 for meetings, travel and interviews with candidates for Board positions;
•	$500 for each Committee meeting attended that was held in conjunction with a Board of Directors’ meeting; and
•	$500 for any meeting (Board or Committee) held telephonically.

    The Chairman of the Audit Committee receives an annual retainer of $42,000. The Chairman of the Executive Committee and Lead Outside Director receives a retainer of $47,000. The Chairman of the Compensation Committee receives an annual retainer of $37,000. The Chairman of the Nominating/Corporate Governance Committee receives an annual retainer of $37,000. Because directors who are employees are not paid for their services on the Board, Messrs. Gilman and Kelley do not receive compensation for their Board service.

    In addition, the ordinary and necessary expenses the members of the Board of Directors incurred in attending board and committee meetings are reimbursed by us. All non-employee directors are also eligible to participate in our medical reimbursement plan, which provides reimbursement for unreimbursed medical bills in an amount of up to $3,500 per year, which amount is increased or “grossed up” in an amount equal to the estimated taxes payable by the directors for this benefit. Finally, all non-employee directors are entitled to reimbursement of 75% of the cost of their personal tax preparation, up to a maximum reimbursable amount of $1,000.

    In addition to the foregoing payments, directors may participate in the Nonqualified Deferred Compensation Plan. There are no matching payments made to Directors under the Nonqualified Deferred Compensation Plan and no guaranteed return is offered. Instead, it provides directors with an opportunity to defer the receipt of retainer and/or meeting fees and obtain them at a later date together with the gains or losses associated with investments against which they choose to track their accounts.

    The chart below shows the compensation received by our directors during fiscal 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards[a]	Stock Option Awards[b]	Change in Pension Value and Nonqualified Deferred Compensation Plan Earnings	All Other Compensation[c]	Total
Geoffrey Ballotti	$24,916	$2,591	$5,330		$3,500	$36,337
Ruth J. Person	$51,083		$18,327	$66	$5,259	$74,735
J. Fred Risk	$61,000		$18,327	$445	$5,961	$85,733
John W. Ryan	$68,333		$18,327		$5,792	$92,452
Steven M. Schmidt	$49,083	$3,660	$21,271		$5,136	$79,150
Edward Wilhelm	$67,917	$3,660	$15,297		$4,727	$91,601
James Williamson, Jr.	$79,583		$18,327		$5,136	$103,046

a.
Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to grants of restricted stock under our Non-Employee Restricted Stock Plan in fiscal 2007, computed in accordance with SFAS 123(R). Messrs. Schmidt and Wilhelm received a grant of 1,000 shares of restricted stock each on February 6, 2007, the grant date fair value of which was $17,848. Mr. Ballotti received a grant of 1,000 shares of restricted stock on April 23, 2007, the grant date fair value of which was $16,840. These are all of the shares of restricted stock held by our directors.

b.
Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to grants of stock options under our Non-Employee Director Stock Option Plan in fiscal 2007, computed in accordance with SFAS 123(R), as follows:

Fiscal 2007 Expense for Stock Option Grants to Non-Employee Directors
Name	Grant Date	Number of Shares Underlying Option Grant	Fiscal 2007 Expense($)
Mr. Ballotti	4/20/07	5,000	2,739
Total			$2,739

Dr. Person	11/13/02	5,000	128
	11/12/03	5,000	1,925
	11/18/04	5,000	4,014
	11/8/05	5,000	7,823
	2/6/07	5,000	4,437
Total			$18,327

Mr. Risk	11/13/02	5,000	128
	11/12/03	5,000	1,925
	11/18/04	5,000	4,014
	11/8/05	5,000	7,823
	2/6/07	5,000	4,437
Total			$18,327

Dr. Ryan	11/13/02	5,000	128
	11/12/03	5,000	1,925
	11/18/04	5,000	4,014
	11/8/05	5,000	7,823
	2/6/07	5,000	4,437
Total			$18,327

Mr. Schmidt	5/11/05	5,000	5,351
	11/8/05	5,000	7,823
	2/6/07	5,000	4,437
Total			$17,611

Mr. Wilhelm	5/9/06	5,000	7,200
	2/6/07	5,000	4,437
Total			$11,637

Mr. Williamson	11/13/02	5,000	128
	11/12/03	5,000	1,925
	11/18/04	5,000	4,014
	11/8/05	5,000	7,823
	2/6/07	5,000	4,437
Total			$18,327

    See Note 15 of Notes to Consolidated Financial Statements included in Part II,  Item 8 of the Original Filing for a description of the assumptions made in the valuation.

    Mr. Ballotti received a grant of 5,000 options on April 23, 2007, with a grant date fair value of $24,150. The other directors received a grant of 5,000 options each on February 6, 2007, with a grant date fair value of $27,350.

    The preceding table sets forth the shares of our stock underlying unexercised stock options held by each of our non-employee directors as of September 26, 2007. In the aggregate that number is 130,000.

c.	This column includes the medical reimbursement plan ($3,500 per year), tax gross up for the medical reimbursement plan and reimbursement for tax preparation.

    We compensate our non-employee directors with equity-based awards, the value of which are tied to increases in the value of our common stock. We have had director stock option plans in place since 1990. These plans provide for non-discretionary grants of nonqualified stock options to our non-employee directors at a price equal to the fair market value of our common stock on the date of grant. Options granted prior to November 7, 2005 are exercisable at a rate of 20% on the date of grant and on each anniversary thereof until fully exercisable and expire five years from the date of grant. Options granted after November 7, 2005 are exercisable at a rate of 25% on the first anniversary of the grant and each year thereafter until fully vested. Finally, newly appointed or elected directors receive a grant of 1,000 shares of restricted stock. These shares have a three year restriction on transfer, and if a recipient ceases serving as a director for any reason other than death, disability or retirement during this period he/she will forfeit the stock.

REPORT OF THE COMPENSATION COMMITTEE

    The compensation of the Company’s executive officers is determined by the Compensation Committee of the Board of Directors, which is comprised of the persons identified below. We have reviewed and discussed with management the Compensation Discussion and Analysis that follows this report. Based on our review and discussions with management, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2007.

    The foregoing report is respectfully submitted by the members of the Compensation Committee:

    Geoff Ballotti, Chairman, Drs. Ruth J. Person and John W. Ryan and Messrs. Steven M. Schmidt and Edward W. Wilhelm.

Compensation Committee Interlocks and Insider Participation
    In the past year Drs. Ruth J. Person and John W. Ryan and Messrs. Geoffrey Ballotti, Steven M. Schmidt, Edward W. Wilhelm and James Williamson, Jr. served on the Compensation Committee. Mr. Williamson was an officer of the Company from 1985 through 1991. During fiscal 2007:

•	No member of the Compensation Committee served as a member of the compensation committee of another entity, one of whose executive officers served on the Company’s compensation committee;
•	None of the Company’s executive officers served as a director of another entity, one of whose executive officers served on the compensation committee of the Company; and
•	No executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Common Stock

    The following table shows the number and percentage of outstanding shares of Common Stock beneficially owned as of January 21, 2008 by each person or entity known to be the beneficial owner of more than 5% of the Common Stock of the Company:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
MSD Capital, L.P. MSD SBI, L.P. 645 Fifth Avenue, 21st Floor New York, NY 10022-5910	2,782,300	(1)	9.8%
Neuberger Berman, Inc. 605 Third Avenue New York, NY 10158	1,641,079	(2)	5.8%
Keeley Asset Management Corp. 401 South LaSalle St. Suite 1201 Chicago, IL 60605	2,095,043	(3)	6.9%
The Lion Fund, L.P. 9311 San Pedro Ave. Suite 1440 San Antonio, TX 78216	2,275,945	(4)	7.4%
HBK Master Fund, L.P. HBK Investments L.P. 300 Crescent Ct. Suite 700 Dallas, TX 75201	2,703,726	(5)	9.5%
Barclay’s Global Investors, N.A. One International Place, 45th Floor Boston, MA 02110	1,426,646	(6)	5.0%

(1)
This information was supplied on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2007. MSD Capital, L.P. and MSD SBI, L.P. share voting and investment power over the reported shares.

(2)
This information was supplied on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2007. Neuberger Berman, Inc., Neuberger Berman Management, Inc. and Neuberger Berman, LLC share voting power over the shares.

(3)	This information was supplied on a Schedule 13G/A filed with the Securities and Exchange Commission on February 1, 2007.

(4)
This information was supplied on a Schedule 13D/A  filed with the Securities and Exchange Commission on December 22, 2007. The Lion Fund, L.P., Biglari Capital Corp., Western Acquisitions, L.P., Western Investments, Inc., Sardar Biglari, Western Sizzlin Corp., and Philip Cooley share voting power over the shares.

(5)
This information was supplied on a Schedule 13D/A filed with the Securities and Exchange Commission on July 3, 2007.  HBK Master Fund L.P., HBK Fund L.P., HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC, LSF5 Indy Investments, LLC, LSF5 Indy Holdings, LLC, LSF5 REOC VII, L.P., LSF5 GenPar VII, LLC, Lone Star Fund V (U.S.), Lone Star Partners V, L.P., Lone Star Management Co. V, Ltd., John P. Grayken, and Robert J. Stetson, share voting power over the shares.

(6)
This information was obtained from a Form 13G filed with the Securities and Exchange Commission on January 31, 2007. Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, LTD, share voting power over the shares.

    The following table shows the total number of shares of Common Stock beneficially owned as of January 21, 2008 and the percentage of Common Stock so owned as of that date, with respect to (i) each director and nominee for director, (ii) each executive officer named in the Summary Compensation Table, and (iii) all directors and executive officers, as a group:
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Geoffrey Ballotti	1,000		*
Jeffrey Blade	80,625	(2)	*
Peter M. Dunn	79,251	(3)	*
Alan B. Gilman	528,010	(4)	1.90%
Wayne L. Kelley	53,185	(5)	*
Ruth J. Person	17,750	(6)	*
Gary T. Reinwald	132,777	(7)	*
J. Fred Risk	95,431	(8)	*
John W. Ryan	25,991	(9)	*
Steven Schiller	38,725	(10)	*
Steven M. Schmidt	7,750	(11)	*
Duane E. Geiger	51,547	(12)	*
Edward Wilhelm	5,500	(13)	*
James Williamson, Jr.	232,292	(14)	*
All directors and executive officers as a group (17 persons)	1,424,168	(15)	5%

*Less than 1%.

(1)	Includes shares that may be acquired pursuant to stock options exercisable within 60 days.

(2)	Includes 37,325 shares that may be acquired pursuant to stock options exercisable with in 60 days.

(3)	This is the last reported level of share ownership by Mr. Dunn.

(4)	Includes 144,164 shares that may be acquired pursuant to stock options exercisable within 60 days.

(5)	Includes 9,000 shares that may be acquired pursuant to stock options exercisable within 60 days.

(6)	Includes 12,750 shares that may be acquired pursuant to stock options exercisable within 60 days.

(7)	Includes 67,719 shares that may be acquired pursuant to stock options exercisable within 60 days.

(8)
Includes 12,750 shares that may be acquired pursuant to stock options exercisable within 60 days. Also includes 723 shares owned of record and beneficially by Mr. Risk’s wife, with respect to which he disclaims beneficial ownership.

(9)	Includes 12,750 shares that may be acquired pursuant to stock options exercisable within 60 days.

(10)	Includes 15,425 shares that may be acquired pursuant to stock options exercisable within 60 days.

(11)	Includes 6,750 shares that may be acquired pursuant to stock options exercisable within 60 days.

(12)	Includes 22,389 shares that may be acquired pursuant to stock options exercisable within 60 days.

(13)	Includes 2,500 shares that may be acquired pursuant to stock options exercisable within 60 days.

(14)
Includes 12,750 shares that may be acquired pursuant to stock options exercisable within 60 days. Also includes 19,011 shares owned of record and beneficially by Mr. Williamson’s wife, with respect to which he disclaims beneficial ownership.

(15)	Includes 328,073 shares that may be acquired pursuant to stock options exercisable within 60 days held by all directors and executive officers as a group.

Equity Compensation Plan Information

    The following table provides information regarding the Company’s current equity compensation plans as of September 26, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans approved by Shareholders(1)	1,657,612	$14.15	1,053,807(2)
Equity Compensation Plans not approved by Shareholders	–	N/A	N/A
Totals	1,657,612	$14.15	1,053,807

(1)
Consists of 1997 and 2006 Employee Stock Option Plans, 2003, 2004 and 2005 Director Stock Option Plans, the 2007 Non-Employee Director Restricted Stock Plan, the 1997 Capital Appreciation Plan and the 1992 and 2006 Employee Stock Purchase Plans.

(2)	The 1997 Capital Appreciation Plan which provided for tandem awards of restricted stock and book units had 238,372 shares available for issuance when it expired following the end of fiscal 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reinwald Franchise

    As reported in the Form 8-K filed on September 27, 2005, on September 21, 2005, the Company’s wholly owned subsidiary, Steak n Shake Operations, Inc., (“SNS Operations”) entered into a Multiple Unit Franchise Agreement,a Contract for the Sale and Use of Real Estate and a Personal Property Sales Agreement with Reinwald Enterprises Emory, LLC, and Reinwald Enterprises Wild Geese, LLC (collectively the “Franchisee”). Gary T. Reinwald, an Executive Vice President of the Company and a Named Executive Officer, is a member of both limited liability companies and holds the majority of the equity in the Franchisee.

Kelley Restaurants, Inc. Acquisition

    As described in its November 11, 2004 Form 8-K and press release, the Company merged SNS Merger Corporation, a subsidiary of SNS Operations with Kelley Restaurants, Inc. (“KRI”) on December 29, 2004 for $16,082,000, after adjustment for working capital and debt repayment. Ten percent of the adjusted purchase price was deposited in escrow for up to 24 months from the closing of the transaction in order to satisfy indemnification claims. In fiscal 2007 the remainder of the escrow account, in an amount of, $199,634.66 was distributed to the shareholders of KRI. Mr. Kelley served as President and a director, and Mr. Williamson and Mr. Gilman served as directors, of KRI and all were likewise shareholders of KRI. Mr. Lanham was also a shareholder of KRI.

Kelley Employment Agreement

    Pursuant to an employment agreement entered into in connection with the KRI transaction (the “Kelley Employment Agreement”), Mr. Kelley became a full-time employee of the Company for 28 months, ending on April 20, 2007. Under the Kelley Employment Agreement, Mr. Kelley received an annual salary of $205,000 per year and received a bonus of $57,000 because he met the requirement for being employed on April 20, 2007. As disclosed in the Form 8-K filed on March 30, 2006, the Company extended Mr. Kelley’s employment with the Company from April 20, 2007 through and including July 13, 2009 (the “Amended Employment Agreement”). During the term of the Amended Employment Agreement Mr. Kelley will earn an annual salary of $75,000, receive normal and customary employee benefits provided by the Company to other employees and receive the use of a Chrysler Pacifica mini van or similarly priced vehicle.

Policy Regarding Related Person Transactions

    The Board’s policy is to review each related person transaction (as defined below) and determine whether it will approve or ratify that transaction. Any Board member who has any interest (actual or perceived) will not be involved in the consideration.

    For purposes of the policy, a "related person transaction" is any transaction, arrangement or relationship where the Company is a participant, the Related Person (defined below) had, has or will have a direct or indirect material interest and the aggregate amount involved is expected to exceed $120,000 in any calendar year. “Related Person” includes (a) any person who is or was (at any time during the last fiscal year) an officer, director or nominee for election as a director; (b) any person or group who is a beneficial owner of more than 5% of the Company's voting securities; (c) any immediate family member of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a partner or has a greater than 5% beneficial ownership interest.

    In determining whether a related person transaction will be approved or ratified, the Board may consider factors such as (a) the extent of the Related Person's interest in the transaction; (b) the availability of other sources of comparable products or services; (c) whether the terms are competitive with terms generally available in similar transactions with persons that are not Related Persons; (d) the benefit to the Company; and (e) the aggregate value of the transaction.

Director Independence

    The Board has determined that all Directors, other than Messrs. Gilman and Kelley (who are our employees), are “independent” within the meaning of the listing standards of The New York Stock Exchange because none of those nominees has, directly or indirectly, any material relationship with the Company. The Board has made these determinations after considering the following:

1)	None of the independent Directors is an officer or an employee of the Company or its subsidiaries or affiliates, nor has been such an employee within the prior three years.
2)
None of the independent Directors has received, nor has an immediate family member of such Director received during any twelve month period in the last three years more than $100,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service.

3)	None of the independent Directors or any member of their immediate family is or within the past five years has been affiliated with the Company’s external auditor.
4)
None of the independent Directors or any member of their immediate family have within the last three years been employed as an executive officer of another company on which company’s Compensation Committee one of the Company’s present executive officers served.

5)
None of the independent Directors is a current employee or has an immediate family member who is a current executive officer of a company that in any of the last three fiscal years has done business with the Company in an amount of $1 million or 2% of such other company’s consolidated gross revenues.

6)
None of the independent Directors serves as a director, trustee, executive officer or similar position of a charitable or non-profit organization to which the Company or its subsidiaries made charitable contributions or payments in fiscal year 2007 in excess of $1 million or 2% of the organization’s consolidated gross revenues.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

    Deloitte & Touche LLP (“Deloitte”) served as the Company’s independent auditor for fiscal 2007. Deloitte has advised the Company that they have billed or will bill the Company the following amounts for services for each of the Company's last two fiscal years.

Type of Fee	Fiscal 2007	Fiscal 2006
Audit Fees(1)	$403,350	$341,839
Audit-Related Fees(2)	$15,000	$15,000
Tax Fees(3)	$103,019	$–
All Other Fees(4)	$–	$19,525
Total Fees for the Applicable Fiscal Year	$521,369	$376,364

(1)
Audit fees include fees for services performed for the audit of the Company’s annual financial statements including services related to Section 404 of the Sarbanes-Oxley Act and review of financial statements included in the Company’s 10-Q filings, 10-K filing and S-8 Registration statement, comment letters and services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-Related Fees include fees for assurance and related services performed that are reasonably related to the performance of the audit or review of the Company's financial statements. This includes the audit of the Company’s 401(k) Plan. These fees are partially paid through 401(k)Plan forfeitures.

(3)	Tax Fees are fees for services performed with respect to tax compliance, tax advice and other tax review.

(4)	All Other Fees are fees for other permissible work that does not meet the above category descriptions. This includes an online research subscription and sales and use tax software.

Pre-approval Policy

    The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. In fiscal 2007, the Audit Committee pre-approved the services reported above as audit-related services and tax fees and Deloitte did not provide any non-audit services during such year.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Amendment:

Exhibit Number	Description
31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 24, 2008.

THE STEAK N SHAKE COMPANY

By:  /s/ Jeffrey A. Blade
Jeffrey A. Blade
Executive Vice President,
Chief Financial and Administrative Officer