Form 10-Q
period 2007-12-19
STEAK & SHAKE CO
filed 2008-01-28
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 19, 2007

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
Large accelerated filer                                   Accelerated filer  X                               Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No   X

As of  January 23, 2008, 28,492,199 shares of the registrant’s Common Stock, $.50 par value, were outstanding.

THE STEAK N SHAKE COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	December 19, 2007	September 26, 2007
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$2,004	$1,497
Receivables, net	5,287	6,289
Inventories	7,372	7,226
Deferred income taxes	3,354	3,616
Assets held for sale	20,550	18,571
Other current assets	10,569	10,998
Total current assets	49,136	48,197
Net property and equipment	489,537	492,610
Goodwill	14,503	14,503
Other intangible assets, net	1,914	1,959
Other assets	7,672	7,945
Total assets	$562,762	$565,214

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$28,313	$28,195
Accrued expenses	29,671	32,624
Current portion of long-term debt	2,379	2,390
Line of credit	27,900	27,185
Current portion of obligations under leases	3,814	4,180
Total current liabilities	92,077	94,574
Deferred income taxes	4,871	5,060
Other long-term liabilities	7,128	5,701
Obligations under leases	139,102	139,493
Long-term debt	16,511	16,522

Commitments and Contingencies
Shareholders' Equity:
Common stock - $.50 stated value, 50,000,000 shares authorized - shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	126,983	126,415
Retained earnings	183,525	185,024
Treasury stock - at cost: 1,944,825 shares as of December 19,2007; 1,959,931 shares as of September 26, 2007	(22,601)	(22,741)
Total shareholders' equity	303,073	303,864
Total liabilities and shareholders' equity	$562,762	$565,214

See accompanying notes.

Condensed Consolidated Statements of Operations
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	Twelve Weeks Ended
	December 19, 2007	December 20, 2006
	(Unaudited)	(Unaudited)
Revenues:
Net sales	$135,496	$146,458
Franchise fees	900	808
Total revenues	136,396	147,266

Costs and Expenses:
Cost of sales	32,684	33,070
Restaurant operating costs	75,810	75,468
General and administrative	10,134	13,555
Depreciation and amortization	7,658	7,226
Marketing	6,001	6,426
Interest	3,313	3,133
Rent	3,208	3,048
Pre-opening costs	454	934
Asset impairments and provision for restaurant closings	—	(66)
Other income, net	(451)	(405)
Total costs and expenses	138,811	142,389

(Loss) Earnings Before Income Taxes	(2,415)	4,877

Income Taxes	(1,228)	712

Net (Loss) Earnings	$(1,187)	$4,165

Basic (Loss) Earnings Per Common and Common Equivalent Share	$(0.04)	$0.15

Diluted (Loss) Earnings Per Common and Common Equivalent Share	$(0.04)	$0.15

Weighted Average Shares and Equivalents:
Basic	28,157,379	27,907,125
Diluted	28,157,379	28,131,733

See accompanying notes.

Condensed Consolidated Statements of Cash Flows
The Steak n Shake Company
(Amounts in $000s)
	Twelve Weeks Ended
	December 19, 2007	December 20, 2006
	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss) earnings	$(1,187)	$4,165
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	7,658	7,226
Provision for deferred income taxes	262	651
Provision for restaurant closings	—	(66)
Non-cash expense for stock-based compensation and deferred rent	714	846
(Gain) on disposal of property	(343)	(12)
Changes in receivables and inventories	856	1,654
Changes in other assets	84	(2,199)
Changes in accounts payable and accrued expenses	(830)	4,808
Net cash provided by operating activities	7,214	17,073

Investing Activities:
Additions of property and equipment	(13,403)	(23,673)
Proceeds from property and equipment disposals	6,610	3,938
Net cash used in investing activities	(6,793)	(19,735)

Financing Activities:
Net proceeds (payments) on line of credit facility	715	(11,265)
Proceeds from issuance of long-term debt	—	15,000
Principal payments on long-term debt	(22)	(14)
Principal payments on lease obligations	(757)	(1,006)
Proceeds from exercise of stock options	140	217
Excess tax benefits from stock-based awards	10	62
Net cash provided by financing activities	86	2,994

Increase in Cash and Cash Equivalents	507	332
Cash and Cash Equivalents at Beginning of Period	1,497	4,820

Cash and Cash Equivalents at End of Period	$2,004	$5,152

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
The Steak n Shake Company
(Unaudited)
(Amounts in $000s, except share and per share data)

1.  Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of The Steak n Shake Company (“we”, “us” or "Steak n Shake") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Statement of Financial Position as of December 19, 2007, and the condensed consolidated Statements of Operations and Cash Flows for the twelve weeks ended December 19, 2007 and December 20, 2006, have been included.

The condensed consolidated Statements of Operations for the twelve weeks ended December 19, 2007 and December 20, 2006 are not necessarily indicative of the consolidated Statements of Operations for the entire fiscal years. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2007.

2.  Seasonal Aspects
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

3.  (Loss) Earnings Per Share
(Loss) earnings per share of common stock is based on the weighted average number of shares outstanding during the period. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”).

	Twelve Weeks Ended
	December 19, 2007	December 20, 2006
Basic (loss) earnings per share:
Weighted average common shares	28,157,379	27,907,125

Diluted (loss) earnings per share:
Weighted average common shares	28,157,379	27,907,125
Dilutive effect of stock options	—	224,608
Weighted average common and incremental shares	28,157,379	28,131,733

Number of share-based awards excluded from the calculation of (loss) earnings per share because the awards' exercise prices were greater than the average market price of the Company's common stock, or because they were antidilutive due to the Company's net loss for the twelve weeks ended December 19, 2007	1,386,549	437,441

4.  Restaurant Closings
During the fourth quarter of fiscal 2007, we permanently closed eight Company-owned restaurants. The net book value of these assets was transferred to Assets Held for Sale in the consolidated Statement of Financial Position during the quarter ended September 26, 2007.

Six of the closed restaurants were located near other Company-owned stores that will continue to operate, and we expect significant sales to transfer to the other existing locations. Therefore, the results of operations of these six restaurants are not presented as discontinued operations and continue to be included in continuing operations in the condensed consolidated Statement of Operations for the quarter ended December 20, 2006. The assets of the other two restaurants were not located near other Company-owned stores, and we do not expect to have significant continuing involvement in the operations after disposal. Although these restaurants meet the definition of "discontinued operations," as defined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”), we have not segregated the results of operations as the amounts are immaterial. Net loss after tax related to the two restaurants totaled approximately $18 for the first quarter of fiscal year 2007.

5.  Net Property and Equipment
Net property and equipment consists of the following:

	December 19, 2007	September 26, 2007
Land	$168,699	$171,631
Buildings	166,220	166,982
Land and leasehold improvements	160,600	156,687
Equipment	203,721	200,775
Construction in progress	15,081	16,555
	714,321	712,630
Less accumulated depreciation and amortization	(224,784)	(220,020)
Net property and equipment	$489,537	$492,610

6.  Assets Held for Sale
Assets held for sale is comprised of the following:

	December 19, 2007	September 26, 2007
Land and buildings	$19,473	$17,494
Land and leasehold improvements	592	592
Equipment	485	485
Total assets held for sale	$20,550	$18,571

Assets held for sale consists of property and equipment related to underperforming restaurants and land that is currently being marketed for disposal. The December 19, 2007 balances include nine restaurants closed during prior years and 21 parcels of land. We expect to sell these properties within the next 12 months. During the fiscal quarter ended December 19, 2007, we sold two land banked properties that were held for sale as of September 26, 2007.

The September 26, 2007 balances include eight restaurants closed during fiscal 2007, two closed during a prior year, and 19 parcels of land. The September 26, 2007 balances also reflect the impact of an impairment of $3,453.

7.  Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisitions of Creative Restaurants, Inc. ("CRI") and Kelley Restaurants, Inc. ("KRI") on July 6, 2006 and December 29, 2004, respectively.

Other Intangibles
Other intangibles are comprised of the following:

	December 19, 2007	September 26, 2007
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulated amortization	(877)	(832)
Intangible assets subject to amortization, net	1,414	1,459
Intangible assets with indefinite lives	500	500
Total intangible assets	$1,914	$1,959

 Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with prior acquisitions, and are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively. Amortization expense for the first quarter of fiscal 2008 and 2007 was $45 and $43, respectively. Total annual amortization for each of the next five years is $193.

Intangible assets with indefinite lives consist of reacquired franchise rights assumed in connection with the acquisitions of CRI and KRI and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, "Accounting for Pre-existing Relationships between the Parties to a Business Combination" ("EITF 04-1").

8.  Borrowings
As of December 19, 2007, we had outstanding borrowings of $18,143 under our amended and restated Senior Note Agreement and Private Shelf Facility (“Senior Note Agreement”). Our principal payments due over the next year total $1,714 and the remaining principal payments of $16,429 will be due beyond one year. Our total borrowing capacity under the Senior Note Agreement is $75,000 and our ability to borrow additional funds expires September 29, 2008. We plan to request an extension to the term of the $75,000 borrowing capacity. Current borrowings bear interest at a weighted average fixed rate of 6.6%.

We have a $50,000 Revolving Credit Facility that bears interest based on LIBOR plus 70 basis points, or the prime rate minus 100 basis points, at our election, and matures on January 30, 2009. As of December 19, 2007, borrowings under the facility were $27,900 bearing a current interest rate of 5%.

In addition, we have one mortgage which was assumed in the acquisition of KRI in fiscal 2005. The mortgage matures in August 2008, bears interest at a fixed rate of 5% and had an outstanding balance of $646 at December 19, 2007. We also have one note in the amount of $101 outstanding as of December 19, 2007 on a property in Jonesboro, Arkansas.

Our debt agreements contain restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios. We were in compliance with all covenants under those agreements at December 19, 2007.

9.  Income Taxes
Our effective income tax rate increased to 50.8% from 14.6% in the same quarter in the prior year primarily due to the decrease in pre-tax earnings and the related proportionate increase of federal income tax credits when compared to total pre-tax earnings.

On September 27, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"(“FIN 48”). As a result of the implementation of FIN 48, we recognized an increase of $614 in the liability for unrecognized tax benefits, which was accounted for as a reduction of $312 to retained earnings and $302 to deferred taxes as of the adoption date.

We file income tax returns which are periodically audited by various federal, state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local tax examinations for fiscal years prior to 2003.

As of December 19, 2007, we have approximately $1,229 of unrecognized tax benefits, including approximately $181 of interest and penalties which are included in Accrued expenses in the condensed consolidated Statement of Financial Position. During the quarter ended December 19, 2007, we recognized approximately $23 in potential interest and penalties associated with uncertain tax positions. The Company’s continuing practice is to recognize interest expense and penalties related to income tax matters in Income tax expense in the condensed consolidated Statement of Operations. Of the $1,229 of unrecognized tax benefits, $1,116 would impact the effective income tax rate if recognized.

The Company believes it has certain federal tax exposures related to its fiscal year 2004. Due to the expiration of the federal statute of limitations for the Company’s fiscal year 2004, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $307 within 12 months.

10.  Common Stock Plans
Employee Stock Option Plans - During the fiscal quarter ended December 19, 2007, we did not grant any options to employees or non-employee directors. Employees and non-employee directors exercised and forfeited 17,000 and 13,100 options, respectively. Pre-tax stock-based compensation expense recorded during the fiscal quarter ended December 19, 2007 for the stock option plans totaled $228.

Capital Appreciation Plans - During the fiscal quarter ended December 19, 2007, we did not grant any non-vested shares to employees or non-employee directors. No shares were forfeited and 87,000 shares vested. Pre-tax stock-based compensation expense recorded during the fiscal quarter ended December 19, 2007 for the plan totaled $277.

Employee Stock Purchase Plan - During the fiscal quarter ended December 19, 2007, we did not issue any shares to employees under our Employee Stock Purchase Plan. Pre-tax stock-based compensation expense recorded during the fiscal quarter ended December 19, 2007 for the Employee Stock Purchase Plan totaled $110.

11.  Restructuring
During fiscal year 2007, same-store sales declined while certain restaurant operating costs, such as food costs and labor rates, increased. As a result, management undertook a review of its current operations which led to a comprehensive cost reduction plan. This plan includes group market and district consolidations as well as general and administrative cost reductions. The majority of planned cost reductions will be achieved through headcount reductions. Also included in these amounts are costs related to the resignation of our former President and Chief Executive Officer.

In order to execute the comprehensive plan, during fiscal 2007 we incurred approximately $2,221 in restructuring expenses, including $2,040 of severance costs, $80 of relocation costs and $101 of outplacement services recorded in General and administrative expense on the consolidated Statement of Operations. Also in fiscal 2007 we reversed $1,495 of previously recognized compensation expense related to the Capital Appreciation Plan and Employee Stock Option Plan for stock awards that will not vest in the future.

Of the total $2,221 of restructuring expenses accrued during fiscal 2007, a total of $46 had been paid during the fourth quarter of fiscal 2007. An additional $985 of the accrued severance, relocation costs and outplacement services was paid in the first quarter of fiscal 2008. The remaining $1,190 of the accrued expenses is expected to be paid during the rest of fiscal 2008. No additional restructuring accrual was recorded in the first quarter of fiscal 2008.

12.  Supplemental Cash Flow Information
During the fiscal quarter ended December 19, 2007, we did not issue any shares of restricted stock under our Capital Appreciation Plan, and we had $339 of capital expenditures in Accounts payable in the condensed consolidated Statement of Financial Position at the end of the quarter. During the fiscal quarter ended December 20, 2006, we issued 4,000 shares of restricted stock under our Capital Appreciation Plan with a market value of $72, and we had $2,282 of capital expenditures in Accounts payable in the condensed consolidated Statement of Financial Position at the end of the quarter.

13.  Commitments and Contingencies
We are engaged in various legal proceedings in the ordinary course of our business and have certain unresolved claims pending.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management believes, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided for in the condensed consolidated financial statements is not likely to have a material effect on our financial position, results of operations or cash flows.

14.  New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective beginning in our fiscal 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 159 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, our fiscal 2010, and will be effective for business combinations entered into after January 1, 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008, our fiscal 2010. We are in the process of determining the effect, if any, that the adoption of SFAS 160 will have on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000s, except share and per share data)

Overview
In the following discussion, the term "same store sales" refers to the sales of only those units open 18 months as of the beginning of the current fiscal quarter and which remained open through the end of the fiscal quarter.

•	Total revenues decreased 7.4% to $136,396.

•	Diluted loss per share was ($0.04).

During the first fiscal quarter, same-store sales declined 9.5% primarily as a result of a decline in guest counts of 13.3%. Our same store sales and guest counts were negatively impacted by multiple factors, including deterioration in the consumer economic environment, unfavorable weather in the month of December, aggressive promotional activity from competitors, a prior year incremental coupon that was not repeated in the current year and ongoing challenges with store level execution.

Rising unemployment rates, high fuel prices, continuing housing related issues and declining levels of consumer confidence reduced guest traffic for us and many of our peers in the restaurant sector. A snow storm during a crucial holiday shopping weekend in December also negatively affected guest traffic in several of our major Midwest markets. We believe this adverse weather reduced our same store sales 1.0% for the quarter.

During the first quarter we also experienced an increasing level of aggressive promotional activity from competitors, including price promotions, meal deals and day-part promotions. This activity most directly impacted our Saturday and Sunday lunch and dinner day-parts, which experienced 2.0% lower same store sales than other day of week comparisons.

Same store sales were further impacted by a prior year incremental coupon that occurred in November 2006 but was not repeated in the current fiscal year. The effect of not repeating this coupon given the current highly price-sensitive environment was a 2.0% decline in same store sales for the quarter.

In the first quarter we also continued our focus on intensifying store level execution, which as previously noted, has negatively impacted our value perception with guests. While we are encouraged by the early progress being made to improve the guest experience, it is not yet being executed at a level that offsets other factors contributing to lower guest counts.

As previously reported, our current efforts to reverse negative same store sales trends remain focused on simplifying initiatives, intensifying focus on store level execution and critically managing our cost structure. We are also working towards near-term promotions that we hope will increase guest traffic and reinvigorate same store sales.

In the current quarter, we opened four new Company-owned restaurants in established markets and sold four restaurants to franchisees, keeping the total number of Company-owned restaurants at 435. Additionally, two new franchised units opened during quarter, bringing the total number of franchised units to 62.

Special Committee Update
As previously reported, our Board of Directors appointed a Special Committee of independent directors to examine all potential strategic opportunities to increase shareholder value. The Special Committee continues to actively work with Merrill Lynch & Co., which was retained as its financial advisor. One of its tasks has been to advise our full Board of Directors on the process for hiring a permanent Chief Executive Officer (“CEO”). We continue to pursue a parallel process in conducting a search for the new CEO while working to evaluate strategic alternatives to enhance shareholder value. We look forward to providing an update on the work of the Special Committee, including the progress of the CEO search, when there is additional information to be shared.

Fiscal 2008 Guidance
As previously reported, given first quarter performance and the high level of uncertainty surrounding the current consumer and macroeconomic environment, we are suspending our 2008 full year diluted earnings per share and same store sales guidance until visibility into future results improves.

We anticipate the opening of five additional Company-owned restaurants and four additional franchised units through the remainder of fiscal 2008, which is in line with the previously announced plans to open a total of nine Company-owned and six franchised restaurants in 2008. Also as originally planned, we will rebuild two older units and remodel four to six units utilizing an updated restaurant design to test consumer acceptance. We still anticipate that the updated design, if proven successful, will be used in new unit construction beginning in fiscal 2009.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the related disclosure of contingent assets and liabilities. Critical accounting policies are those we believe are most important to portraying our financial condition and results of operations and also require the most subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and other factors that are believed to be relevant under the circumstances. Except for income taxes, there have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2007. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us at the beginning of our current fiscal year, September 27, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. As a result of the implementation of FIN 48, we recognized an increase of $614 in the liability for unrecognized tax benefits, which was accounted for as a reduction of $312 to retained earnings and $302 to deferred taxes as of the adoption date. Our estimates of the tax benefit from uncertain tax positions may change in the future due to new developments in each matter.

For additional information regarding the adoption of FIN 48, see Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Results of Operations
The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in our condensed consolidated Statements of Operations for the periods indicated:

	Twelve Weeks Ended
	December 19, 2007		December 20, 2006
Revenues:
Net sales	99.3%		99.5%
Franchise fees	0.7		0.5
Total revenues	100.0		100.0
Costs and Expenses:
Cost of sales (1)	24.1		22.6
Restaurant operating costs (1)	55.9		51.5
General and administrative	7.4		9.2
Depreciation and amortization	5.6		4.9
Marketing	4.4		4.4
Interest	2.4		2.1
Rent	2.4		2.1
Pre-opening costs	0.3		0.6
Asset impairments and provision for restaurant closings	—		—
Other income, net	(0.3)		(0.3)

(Loss) Earnings Before Income Taxes	(1.8)		3.3

Income Taxes	(0.9)		0.5

Net (Loss) Earnings	(0.9	) %	2.8%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended December 19, 2007 to Twelve Weeks Ended December 20, 2006

Net (Loss) Earnings
Net (loss) earnings decreased $5,352 to a net loss of ($1,187), or ($0.04) per diluted share, as compared with net earnings of $4,165, or $0.15 per diluted share, for the first quarter of fiscal 2007. The decrease was primarily driven by the decline in same store sales noted below.

Revenues
Net sales decreased 7.5% from $146,458 to $135,496 primarily due to the decline in same store sales. Same store sales decreased 9.5% due to a decline in guest traffic of 13.3%, which was partially offset by a 3.8% increase in average guest expenditure. A total of approximately 3% of the decline in same store sales was attributable to unfavorable weather in the month of December and a prior year incremental coupon that was not repeated in the current year, as described above. The remainder of the same store sales decline is due to deterioration in the consumer economic environment, aggressive promotional activity from competitors and ongoing challenges with store level execution, also described above. The increase in average guest expenditure results primarily from menu price increases of 3.7%, which are made up of the annualization of fiscal 2007 price increases in addition to a 2.1% increase in the first quarter of fiscal 2008. These price increases were implemented to offset minimum wage and commodity cost pressures.

Costs and Expenses
Cost of sales was $32,684 or 24.1% of net sales, compared with $33,070 or 22.6% of net sales in the first quarter of fiscal 2007. The increase as a percentage of net sales includes approximately 1.0% related to new menu items with higher percentage food cost, including new entrée salads, chicken sandwiches and Fruit n Frozen yogurt shakes, as well as operational inefficiencies from implementing the new product mix. Higher commodity costs related to dairy and fried products contributed approximately 0.5% of the increase in food cost percentage.
Restaurant operating costs were $75,810 or 55.9% of net sales compared to $75,468 or 51.5% of net sales in the first quarter of fiscal 2007. The increase was due primarily to higher minimum wage rates and utility costs, the timing of repairs and maintenance and the impact of negative same store sales on fixed costs.

General and administrative expenses decreased $3,421 (25.2%) to $10,134 and decreased as a percentage of total revenues from 9.2% to 7.4%. Specifically, the decrease resulted from cutbacks in outside consulting services, bonuses and stock compensation, as well as lower salaries and wages due to reductions in staffing, which together accounted for $2,100 of the savings. The decrease relates to the planned reduction in general and administrative spending that resulted from a critical review of our cost structure performed in fiscal 2007. We are on target to meet our goal of reducing general and administrative spending by a net $8,100 over the course of fiscal 2008.

Depreciation and amortization expense was $7,658 or 5.6% of total revenues, versus $7,226 or 4.9% of total revenues in the first quarter of fiscal 2007. The increase as a percentage of total revenues was due to the impact of negative same store sales on fixed costs.

             Interest expense was $3,313 or 2.4% of total revenues, compared to $3,133 or 2.1% of total revenues in the first quarter of fiscal 2007. The increase is a result of increased net borrowings under our Revolving Credit Facility, partially offset by lower average borrowings under leases.

Rent expense increased slightly as a percentage of total revenues primarily as a result of the decline in same store sales, as well as increases in rental rates for new unit leases.

Pre-opening costs decreased $480 (51.4%) to $454, due in part to the decreased number of units opened in the current quarter versus the first quarter of fiscal 2007. During the current quarter, we opened four new restaurants compared to five in the first quarter of fiscal 2007. The decrease also relates to variances in the timing of when pre-opening costs are incurred compared to when the stores are opened.

Income Taxes
Our effective income tax rate increased to 50.8% from 14.6% in the same quarter of the prior year. Income taxes for the current quarter reflect the impact of the decrease in pre-tax earnings and the related proportionate increase of federal income tax credits. Income taxes for the first quarter of fiscal 2007 include a benefit of $650 related to the retroactive extension of the Work Opportunity and Welfare to Work tax credits.

Liquidity and Capital Resources
During the twelve week period ended December 19, 2007, we opened four Company-owned restaurants and sold four stores to franchisees. In addition, franchisees opened two new restaurants during the current quarter. In the twelve week period ended December 20, 2006, we opened five Company-owned restaurants and a franchisee opened one new restaurant. For the twelve weeks ended December 19, 2007, capital expenditures totaled $13,403 as compared to $23,673 for the same period in the prior year. In addition, we received proceeds of $6,610 from the sale of two land banked properties and the refranchising of three Company-owned stores and $3,938 from the sale of three properties during the twelve weeks ended December 19, 2007 and December 20, 2006, respectively.

We anticipate opening five additional Company-owned restaurants during the remainder of fiscal year 2008, for a total of nine new Company-owned restaurants, as previously announced. The average cost of a new Company-owned restaurant, including land, site improvements, building, equipment and pre-opening costs is approximately $2,000 to $2,500. Additionally, as planned, we will rebuild two older units and remodel four to six units utilizing an updated restaurant design to test consumer acceptance. We still anticipate that the updated design, if proven successful, will be used in new unit construction beginning in fiscal 2009. Capital spending for fiscal year 2008 is still estimated to be $37,000 to $45,000. We intend to fund future capital expenditures and meet our working capital needs by using anticipated cash flows from operations, our existing borrowing facilities and potential sale-leaseback transactions.

During the twelve weeks ended December 19, 2007, cash provided by operations totaled $7,214, compared to $17,073 in the same period in the prior year. This decrease in cash provided by operations is attributable primarily to changes in working capital and a decline in net earnings. Net cash provided by financing activities for the twelve weeks ended December 19, 2007 totaled $86 compared to $2,994 in the comparable prior year period. This decrease is due to a reduction in net borrowings.
As of December 19, 2007, we had outstanding borrowings of $18,143 under our amended and restated Senior Note Agreement and Private Shelf Facility (“Senior Note Agreement”). Our principal payments due over the next year total $1,714 and the remaining principal payments of $16,429 will be due beyond one year. Our total borrowing capacity under the Senior Note Agreement is $75,000 and our ability to borrow additional funds expires September 29, 2008. We plan to request an extension to the term of the $75,000 borrowing capacity. Current borrowings bear interest at a weighted average fixed rate of 6.6%.

We have a $50,000 Revolving Credit Facility that bears interest based on LIBOR plus 70 basis points, or the prime rate minus 100 basis points, at our election, and matures on January 30, 2009. As of December 19, 2007, borrowings under the facility were $27,900 bearing a current interest rate of 5%.

In addition, we have one mortgage which was assumed in the acquisition of KRI in fiscal 2005. The mortgage matures in August 2008, bears interest at a fixed rate of 5% and had an outstanding balance of $646 at December 19, 2007. We also have one note in the amount of $101 outstanding as of December 19, 2007 on a property in Jonesboro, Arkansas.

Our debt agreements contain restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios. We were in compliance with all covenants under those agreements at December 19, 2007.

New Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. The Statement is effective beginning in our fiscal 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, our fiscal 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 159 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, our fiscal 2010, and will be effective for business combinations entered into after January 1, 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 141(R) will have on our financial statements.

    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008, our fiscal 2010. We are in the process of determining the effect, if any, that the adoption of SFAS 160 will have on our financial statements.

Effects of Governmental Regulations and Inflation
Most of our employees are paid hourly rates related to federal and state minimum wage laws. Any increase in minimum wage levels directly increases our operating costs. We are also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase operating costs. In addition, we are subject to franchise registration requirements and certain related federal and state laws regarding franchise operations. Any changes in these laws could affect our ability to attract and retain franchisees. During the fiscal 2007, a number of states passed increases in minimum wages. We took active measures to maintain the profits in these states through increases in menu prices.

Inflation in food, labor, fringe benefits, energy costs, transportation costs and other operating costs directly affects our operations. Our results of operations have not been significantly affected by inflation in the recent past.

Risks Associated with Forward-Looking Statements
Certain statements contained in this report represent forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures or other financial items, as well as assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may” and other similar terminology. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to:

•	the poor performance or closing of even a small number of restaurants;
•	our ability to attract and retain guests;
•	the ability of our franchisees to operate profitable restaurants;
•	changes in guest preferences, tastes and dietary habits;
•	minimum wage rates;
•	the availability and cost of qualified personnel;
•	fluctuations in food commodity prices and the availability of food commodities;
•	harsh weather conditions;
•	unfavorable publicity relating to food safety or food borne illness;
•	our ability to comply with the restrictions and covenants to our debt agreements;
•	our ability to renegotiate our debt agreements and refinance our current debt at similar rates;
•	our ability to comply with existing and future governmental regulations;
•	our ability to adequately protect our trademarks, service marks and other components of our brand; and
•	other risks identified in the periodic reports we file with the Securities and Exchange Commission.

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

Pursuant to the terms of our Senior Note Agreement, we may from time to time borrow in increments of at least $5,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. The Revolving Credit Agreement bears interest at a rate based upon LIBOR plus 70 basis points, or the prime rate minus 100 basis points, at our election. Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. At December 19, 2007 a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $45 on our quarterly net loss.

We purchase certain food products which may be affected by volatility in commodity prices due to weather conditions, supply levels and other market conditions. We utilize various purchasing and contract pricing techniques to minimize volatility but do not enter into financial derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 19, 2007.

There have been no changes in our internal control over financial reporting that occurred during the current quarter ended December 19, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The publicly announced share repurchase program approved by our Board of Directors expired on November 16, 2007. We did not make any share repurchases during the first quarter of fiscal 2008 prior to the expiration of the program.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer
32.01	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date:  January 28, 2008
                  THE STEAK N SHAKE COMPANY

                  By: /s/ Jeffrey A. Blade
             Jeffrey A. Blade
             Executive Vice President, Chief Financial & Administrative Officer