Form 10-Q
period 2008-04-09
STEAK & SHAKE CO
filed 2008-05-19
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 9, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ___                                                                Accelerated filer  X
Non-accelerated filer ___ (Do not check if a smaller reporting company)                     Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No   X

As of May 14, 2008, 28,709,341 shares of the registrant’s Common Stock, $.50 par value, were outstanding.

THE STEAK N SHAKE COMPANY

FORM 10-Q

PART  I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	April 9,	September 26,
	2008	2007
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$1,580	$1,497
Receivables, net	4,455	6,289
Inventories	7,510	7,226
Deferred income taxes	3,461	3,616
Assets held for sale	20,841	18,571
Other current assets	13,304	10,998
Total current assets	51,151	48,197
Net property and equipment	485,527	492,610
Goodwill	14,503	14,503
Other intangible assets, net	1,854	1,959
Other assets	7,434	7,945
Total assets	$560,469	$565,214

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$26,920	$28,195
Accrued expenses	30,948	32,624
Current portion of long-term debt	1,351	2,390
Line of credit	29,540	27,185
Current portion of obligations under leases	3,921	4,180
Total current liabilities	92,680	94,574
Deferred income taxes	4,860	5,060
Other long-term liabilities	7,085	5,701
Obligations under leases	137,480	139,493
Long-term debt	16,506	16,522

Commitments and Contingencies
Shareholders' Equity:
Common stock - $0.50 stated value, 50,000,000 shares authorized - shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	127,920	126,415
Retained earnings	180,715	185,024
Treasury stock - at cost: 1,857,740 shares as of April 9, 2008; 1,959,931 shares as of September 26, 2007	(21,943)	(22,741)
Total shareholders' equity	301,858	303,864
Total liabilities and shareholders' equity	$560,469	$565,214

See accompanying notes.

Condensed Consolidated Statements of Operations
The Steak n Shake Company
(Amounts in $000s except share and per share data)

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 9,	April 11,	April 9,	April 11,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Net sales	$189,272	$201,055	$324,768	$347,513
Franchise fees	1,215	1,096	2,115	1,904
Total revenues	190,487	202,151	326,883	349,417

Costs and Expenses:
Cost of sales	47,447	46,188	80,131	79,258
Restaurant operating costs	104,039	101,783	179,849	177,251
General and administrative	14,369	17,551	24,503	31,106
Depreciation and amortization	10,455	9,825	18,113	17,051
Marketing	10,376	9,148	16,377	15,574
Interest	4,240	4,242	7,553	7,375
Rent	4,520	4,255	7,728	7,303
Pre-opening costs	677	812	1,131	1,746
Asset impairments and provision for restaurant closings	—	(127)	—	(193)
Other income, net	(524)	(539)	(975)	(944)
Total costs and expenses	195,599	193,138	334,410	335,527

(Loss) Earnings Before Income Taxes	(5,112)	9,013	(7,527)	13,890

Income Taxes	(2,302)	3,021	(3,530)	3,733

Net (Loss) Earnings	$(2,810)	$5,992	$(3,997)	$10,157

Basic (Loss) Earnings Per Common and Common Equivalent Share	$(0.10)	$0.21	$(0.14)	$0.36

Diluted (Loss) Earnings Per Common and Common Equivalent Share	$(0.10)	$0.21	$(0.14)	$0.36

Weighted Average Shares and Equivalents:
Basic	28,269,538	28,025,019	28,221,692	27,974,493
Diluted	28,269,538	28,230,461	28,221,692	28,191,845

See accompanying notes.

Condensed Consolidated Statements of Cash Flows
The Steak n Shake Company
(Amounts in $000s)
	Twenty-Eight Weeks Ended
	April 9,	April 11,
	2008	2007
	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss) earnings	$(3,997)	$10,157
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	18,113	17,051
Provision for deferred income taxes	257	(5)
Provision for restaurant closings	—	(193)
Non-cash expense for stock-based compensation and deferred rent	1,584	2,206
Loss on disposal of property	13	291
Changes in receivables and inventories	1,515	168
Changes in other assets	(2,354)	(4,769)
Changes in accounts payable and accrued expenses	(1,244)	(5,196)
Net cash provided by operating activities	13,887	19,710

Investing Activities:
Additions of property and equipment	(23,858)	(41,412)
Proceeds from property and equipment disposals	9,872	5,638
Net cash used in investing activities	(13,986)	(35,774)

Financing Activities:
Net proceeds (payments) on line of credit facility	2,355	(1,470)
Proceeds from issuance of long-term debt	—	15,000
Principal payments on long-term debt	(1,055)	(1,041)
Proceeds from equipment and property sale-leasebacks	—	800
Principal payments on lease obligations	(2,272)	(1,690)
Proceeds from exercise of stock options	140	660
Excess tax benefits from stock-based awards	10	62
Proceeds from employee stock purchase plan	1,004	1,234
Net cash provided by financing activities	182	13,555

Increase (decrease) in Cash and Cash Equivalents	83	(2,509)
Cash and Cash Equivalents at Beginning of Period	1,497	4,820

Cash and Cash Equivalents at End of Period	$1,580	$2,311

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
The Steak n Shake Company
(Unaudited)
(Amounts in $000s, except share and per share data)

1.  Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of The Steak n Shake Company (“we”, “us”,  the “Company” or “Steak n Shake”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Statement of Financial Position as of April 9, 2008, the condensed consolidated Statements of Operations for the sixteen and twenty-eight weeks ended April 9, 2008 and April 11, 2007, and the condensed consolidated Statements of Cash Flows for the twenty-eight weeks ended April 9, 2008 and April 11, 2007, have been included.

The condensed consolidated Statements of Operations for the sixteen and twenty-eight weeks ended April 9, 2008 and April 11, 2007 are not necessarily indicative of the consolidated Statements of Operations for the entire fiscal years. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2007.

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

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 9,	April 11,	April 9,	April 11,
	2008	2007	2008	2007
Basic (loss) earnings per share:
Weighted average common shares	28,269,538	28,025,019	28,221,692	27,974,493

Diluted (loss) earnings per share:
Weighted average common shares	28,269,538	28,025,019	28,221,692	27,974,493
Dilutive effect of stock options	—	205,442	—	217,352
Weighted average common and incremental shares	28,269,538	28,230,461	28,221,692	28,191,845

Number of share-based awards excluded from the calculation of diluted (loss) earnings per share because the awards' exercise prices were greater than the average market price of the Company's common stock, or because they were antidilutive due to the Company's net loss for the sixteen and twenty-eight weeks ended April 9, 2008	1,443,593	1,116,845	1,445,749	821,295

4.  Restaurant Closings
During the fourth quarter of fiscal 2007, we permanently closed eight Company-owned restaurants. The net book value of these assets was transferred to Assets Held for Sale in the Statement of Financial Position during the quarter ended September 26, 2007.

Six of the closed restaurants were located near other Company-owned stores that will continue to operate, and we expect significant sales to transfer to the other existing locations. Therefore, the results of operations of these six restaurants are not presented as discontinued operations and continue to be included in continuing operations in the condensed consolidated Statement of Operations for the sixteen and twenty-eight weeks ended April 11, 2007. The assets of the other two restaurants were not located near other Company-owned stores, and we do not expect to have significant continuing involvement in the operations after disposal. Although these restaurants meet the definition of “discontinued operations,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we have not segregated the results of operations as the amounts are immaterial. Net loss after tax related to the two restaurants totaled approximately $20 and $38 for the sixteen and twenty-eight weeks ended April 11, 2007, respectively.

5.  Net Property and Equipment
Net property and equipment consists of the following:

	April 9,	September 26,
	2008	2007
Land	$166,604	$171,631
Buildings	167,076	166,982
Land and leasehold improvements	164,615	156,687
Equipment	206,205	200,775
Construction in progress	13,691	16,555
	718,191	712,630
Less accumulated depreciation and amortization	(232,664)	(220,020)
Net property and equipment	$485,527	$492,610

6.  Assets Held for Sale
Assets held for sale is comprised of the following:

	April 9,	September 26,
	2008	2007
Land and buildings	$19,798	$17,494
Land and leasehold improvements	592	592
Equipment	451	485
Total assets held for sale	$20,841	$18,571

Assets held for sale consists of property and equipment related to closed restaurants and parcels of land that are currently being marketed for disposal. The April 9, 2008 balances include nine restaurants closed during prior years and 21 parcels of land. We expect to sell these properties within the next 12 months. During the twenty-eight weeks ended April 9, 2008, we sold a total of six land banked properties that were held for sale as of September 26, 2007.

The September 26, 2007 balances include eight restaurants closed during fiscal 2007, two closed during a prior year, and 19 parcels of land. The September 26, 2007 balances also reflect the impact of an impairment of $3,453.

7.  Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisitions of Creative Restaurants, Inc. (“CRI”) and Kelley Restaurants, Inc. (“KRI”) on July 6, 2006 and December 29, 2004, respectively.

Other Intangibles
Other intangibles are comprised of the following:

	April 9,	September 26,
	2008	2007
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulated amortization	(937)	(832)
Intangible assets subject to amortization, net	1,354	1,459
Intangible assets with indefinite lives	500	500
Total intangible assets	$1,854	$1,959

 Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with prior acquisitions, and are being amortized over their estimated weighted average useful lives of 12 years and eight years, respectively. Amortization expense for the sixteen and twenty-eight weeks ended April 9, 2008 was $60 and $105, respectively. Amortization expense for the sixteen and twenty-eight weeks ended April 11, 2007 was $61 and $104, respectively. Total annual amortization for each of the next five years is $193.

Intangible assets with indefinite lives consist of reacquired franchise rights assumed in connection with the acquisitions of CRI and KRI and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination” (“EITF 04-1”).

8.  Borrowings
As of April 9, 2008, we had outstanding borrowings of $17,143 under our amended and restated Senior Note Agreement and Private Shelf Facility (“Senior Note Agreement”). Principal payments due under the Senior Note Agreement over the next year total $714, and the remaining principal payments of $16,429 are due beyond one year. Current borrowings bear interest at a weighted average fixed rate of 8.49%. Our total borrowing capacity under the Senior Note Agreement at April 9, 2008 was $75,000 and our ability to borrow additional funds expires September 29, 2008. We are currently evaluating financing alternatives to replace this facility. On May 16, 2008, we amended the Senior Note Agreement to revise certain financial covenants. The covenant revisions were effective April 9, 2008 to enable our compliance with these covenants on that date.

Effective May 16, 2008, the borrowing capacity of our $50,000 Revolving Credit Facility (“Facility”) was adjusted to $45,000. Effective August 1, 2008, the Facility will be adjusted to $40,000 and will remain at that level through maturity on January 30, 2009. As in prior years, we intend to renew the Facility. The Facility currently bears interest based on LIBOR plus 250 basis points, or the prime rate, at our election. As of April 9, 2008, borrowings under the Facility were $29,540 bearing a current interest rate of 3.26%. On May 16, 2008, we amended the Facility to revise certain financial covenants. The covenant revisions were effective April 9, 2008 to enable our compliance with these covenants on that date.

In addition, we have one mortgage which was assumed in the acquisition of KRI in fiscal 2005. The mortgage matures in August 2008, bears interest at a fixed rate of 5% and had an outstanding balance of $618 at April 9, 2008. We also have one note in the amount of $96 outstanding as of April 9, 2008 on a property in Jonesboro, Arkansas.

Our debt agreements contain restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios. We were in compliance with all covenants under the amended agreements at April 9, 2008. Effective upon the most recent Senior Note Agreement and Facility amendments, our debt agreements are secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, fixtures and all other personal property of the Company.

9.  Income Taxes
Our effective income tax rate increased to 46.9% from 26.9% in the same year-to-date period in the prior year primarily due to the decrease in pre-tax (loss) earnings and the related proportionate increase of federal income tax credits when compared to total pre-tax (loss) earnings.

On September 27, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, we recognized an increase of $614 in the liability for unrecognized tax benefits, which was accounted for as a reduction of $312 to retained earnings and $302 to deferred taxes as of the adoption date.

We file income tax returns which are periodically audited by various federal, state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local tax examinations for fiscal years prior to 2003.

As of April 9, 2008, we have approximately $1,261 of unrecognized tax benefits, including approximately $213 of interest and penalties which are included in other long-term liabilities in the condensed consolidated Statement of Financial Position. During the sixteen and twenty-eight weeks ended April 9, 2008, we recognized approximately $32 and $55, respectively, in potential interest and penalties associated with uncertain tax positions. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. Of the $1,261 of unrecognized tax benefits, $1,148 would impact the effective income tax rate if recognized.

We believe we have certain federal tax exposures related to fiscal 2004. Due to the expiration of the federal statute of limitations for fiscal 2004, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $315 within 12 months.

10.  Common Stock Plans
Employee Stock Option Plans - During the twenty-eight weeks ended April 9, 2008, we did not grant any options to employees or non-employee directors. Employees and non-employee directors exercised and forfeited 17,000 and 259,314 options, respectively. Pre-tax stock-based compensation expense recorded during the twenty-eight weeks ended April 9, 2008 for the stock option plans totaled $350.

Capital Appreciation Plans - During the twenty-eight weeks ended April 9, 2008, we granted 1,000 non-vested shares to a non-employee director at a weighted average grant date fair value per share of $8.07. During the same period, 22,800 shares were forfeited and 87,000 shares vested. Pre-tax stock-based compensation expense recorded during the twenty-eight weeks ended April 9, 2008 for the plan totaled $557.

    Employee Stock Purchase Plan - During the twenty-eight weeks ended April 9, 2008, we issued 108,367 shares to employees under our Employee Stock Purchase Plan. Pre-tax stock-based compensation expense recorded during the twenty-eight weeks ended April 9, 2008 for the Employee Stock Purchase Plan totaled $296.

11.  Restructuring
During fiscal year 2007, same-store sales declined while certain restaurant operating costs, such as food costs and labor rates, increased. As a result, management undertook a review of current operations and approved a comprehensive cost reduction plan. This plan includes group market and district consolidations as well as general and administrative cost reductions. The majority of planned cost reductions will be achieved through headcount reductions.

In order to execute the comprehensive plan, during fiscal 2007 we incurred approximately $2,221 in restructuring expenses, including $2,040 of severance costs, $80 of relocation costs and $101 of outplacement services recorded in General and administrative expense in the Statement of Operations. Also in fiscal 2007 we reversed $1,495 of previously recognized compensation expense related to the Capital Appreciation Plan and Employee Stock Option Plan for stock awards that will not vest in the future.

During the sixteen and twenty-eight weeks ended April 9, 2008, we paid $585 and $1,570, respectively, of the total restructuring expenses accrued during fiscal 2007, as detailed in the table below. The remaining $605 of the accrued expenses is expected to be paid during the rest of fiscal 2008.

Initial accrual balance	$2,221
4th quarter 2007 payments	(46)
September 26, 2007 accrual balance	$2,175
Year-to-date fiscal 2008 payments	(1,570)
April 9, 2008 accrual balance	$605

During the second quarter of fiscal 2008, we recorded a separate severance accrual of $375 upon the March 12, 2008 departure of the former Chairman, Interim President and Chief Executive Officer. According to the terms of a pre-existing agreement, the severance will paid over a period of nine months following his departure.

12.  Supplemental Cash Flow Information
During the twenty-eight weeks ended April 9, 2008, we issued 1,000 shares of restricted stock under our Capital Appreciation Plan with a market value of $8, and we had $145 of capital expenditures in Accounts payable as of April 9, 2008. During the twenty-eight weeks ended April 11, 2007, we issued 123,300 shares of restricted stock under our Capital Appreciation Plan with a market value of $2,189, and we had $3,330 of capital expenditures in Accounts payable as of April 11, 2007.

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

14.  New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Thus, SFAS 157 as it relates to financial assets and liabilities is effective beginning in our fiscal 2009 in accordance with the original Statement, while SFAS 157’s applicability to non-financial assets and liabilities will be deferred until our fiscal 2010. We are in the process of determining the effect, if any, that the adoption of SFAS 157 will have on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, the second quarter of our fiscal 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 161 will have on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000s, except share and per share data)

Overview
In the following discussion, the term “same store sales” refers to the sales of only those units open 18 months as of the beginning of the current fiscal quarter and which remained open through the end of the fiscal quarter.

Selected results from the fiscal second quarter 2008:
●	Total revenues decreased 5.8% to $190,487.
●	Diluted loss per share of ($0.10), including $0.02 per share of incremental non-operating expenses.

During the second fiscal quarter, same-store sales declined 6.3% primarily as a result of a decline in guest counts of 8.8%. Our same store sales and guest counts were negatively impacted by multiple factors, including further deterioration in the consumer economic environment and increased promotional activity from competitors. The impact of these challenges was partially offset by the successful execution of our “$2.99 Double SteakburgerTM and Fries” limited-time promotion.

Rising unemployment rates, steadily increasing gasoline prices, continuing housing related issues and declining levels of consumer confidence resulted in decreased guest traffic for us and many of our peers in the restaurant sector. Aggressive promotional activity from competitors intensified during the second quarter, with many offering sharply increased levels of absolute discounts, “buy one, get one free” offers and simple free food and drink offers.

In the second quarter we launched our improved breakfast program featuring Seattle’s BestTM coffee and new menu items. Since the reintroduction, breakfast sales have increased approximately 17%. Given that breakfast represents a small percentage of our total sales, the increase did not have a significant impact on same store sales.

Our net (loss) for the second quarter includes $1,000 ($620, net of tax) of incremental non-operating charges, which had an impact of $0.02 per diluted share. These charges related to legal and professional fees incurred in the strategic alternative process; higher than normal proxy advisory, mailing and printing charges due to the proxy contest; and a severance charge related to the departure of the former Chairman, Interim President and Chief Executive Officer.

As previously reported, our current efforts to reverse negative same store sales trends remain focused on simplifying initiatives, intensifying focus on store level execution and critically managing the Company’s cost structure. During the second quarter we further refined our operating plan to adopt the following strategies:

●	Delivering improved customer value proposition through price/value promotion and innovation.
●	Generating incremental cash flow and delivering cost savings.
●	Continuing to significantly improve the customer service experience.
●	Critically reviewing underperforming units/markets.

We intend to increase guest traffic, boost same store sales, and enhance the “cut above” nature of our brand with the execution of promotional offers featuring our core menu items of steakburgers and milk shakes. Any potential product innovations will also focus on our core equities and will not increase complexity of store level execution. We plan to continue improving guest satisfaction scores (which are currently at the highest level since we began tracking them) by completing the implementation of our “Personalized Service” initiative, an intensive update of the dining room service process. In addition, we will maximize return on invested capital by reviewing underperforming units/markets.

As previously announced, we are no longer actively seeking a strategic alternative, including a possible sale; instead, we are focused on implementing our plan to improve the performance of the Company. We also continue our search for a permanent Chief Executive Officer.

In the current quarter, we opened five new Company-owned restaurants in established markets and sold four restaurants to franchisees, bringing the total number of Company-owned units to 436 and the total number of franchised units to 66.

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

Results of Operations
The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in our condensed consolidated Statements of Operations for the periods indicated:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 9,	April 11,	April 9,	April 11,
	2008	2007	2008	2007
Revenues:
Net sales	99.4%	99.5%	99.4%	99.5%
Franchise fees	0.6	0.5	0.6	0.5
Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Cost of sales (1)	25.1	23.0	24.7	22.8
Restaurant operating costs (1)	55.0	50.6	55.4	51.0
General and administrative	7.5	8.7	7.5	8.9
Depreciation and amortization	5.5	4.9	5.5	4.9
Marketing	5.4	4.5	5.0	4.5
Interest	2.2	2.1	2.3	2.1
Rent	2.4	2.1	2.4	2.1
Pre-opening costs	0.4	0.4	0.3	0.5
Asset impairments and provision for restaurant closings	—	(0.1)	—	(0.1)
Other income, net	(0.3)	(0.3)	(0.3)	(0.3)

(Loss) Earnings Before Income Taxes	(2.7)	4.5	(2.3)	4.0

Income Taxes	(1.2)	1.5	(1.1)	1.1

Net (Loss) Earnings	(1.5)%	3.0%	(1.2)%	2.9%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Sixteen Weeks Ended April 9, 2008 to Sixteen Weeks Ended April 11, 2007

Net (Loss) Earnings
Net (loss) earnings for the current quarter decreased $8,802 to a net loss of ($2,810), or ($0.10) per diluted share, as compared with net earnings of $5,992 or $0.21 per diluted share for the second quarter of fiscal 2007. The decrease was primarily driven by the decline in same store sales and increases in cost of sales and restaurant operating costs noted below. Net (loss) for the second quarter also includes $1,000 ($620, net of tax) of incremental non-operating charges, which had an impact of $0.02 per diluted share. These charges related to the strategic alternative process, the proxy contest and severance charges.

Revenues
Net sales decreased 5.9% from $201,055 to $189,272 in the current quarter primarily due to the decline in same store sales. Same store sales decreased 6.3% due to a decline in guest traffic of 8.8%, which was partially offset by a 2.5% increase in average guest expenditure. As described above, guest traffic was negatively impacted by ongoing deterioration in the consumer economic environment and aggressive promotional activity from competitors. The increase in average guest expenditure results primarily from menu price increases of approximately 4.0%, which are made up of the annualization of fiscal 2007 price increases in addition to a 2.1% increase in the first quarter of fiscal 2008. The weighted average menu price increase for second quarter was offset by an impact of 1.5% from higher coupon redemption.

Costs and Expenses
Cost of sales was $47,447 or 25.1% of net sales, compared with $46,188 or 23.0% of net sales in the second quarter of fiscal 2007. The increase as a percentage of net sales includes 1.0% related to higher commodity costs, particularly for dairy and fried products. New menu items with higher percentage food cost (including new entrée salads, chicken sandwiches and Fruit n Frozen yogurt shakes) and operational inefficiencies from implementing the new product mix contributed a total of 0.7% of the increase.

Restaurant operating costs were $104,039 or 55.0% of net sales compared to $101,783 or 50.6% of net sales in the second quarter of fiscal 2007. Higher minimum wage rates, utility costs and repairs and maintenance caused $1,250 of the increase. Outside services increased $460 in the current quarter due to the addition of a new contractor and more frequent snow removal services attributable to unfavorable weather conditions. Incremental paper products needed for the re-launch of breakfast in the current quarter also increased the cost of supplies.

General and administrative expenses decreased $3,182 (18.1%) to $14,369 and decreased as a percentage of total revenues from 8.7% to 7.5%. Specifically, $2,100 of the decrease resulted from lower wages, payroll taxes and related benefits due to reductions in staffing that occurred during the fourth quarter of fiscal 2007. Planned cutbacks in outside consulting services, bonuses and stock compensation contributed an additional $1,300 of cost savings. These reductions were partially offset by the impact of $1,000 ($620, net of tax) of incremental non-operating charges related to the strategic alternative process, the proxy contest and severance charges. We believe that we are on target to meet our goal of reducing general and administrative spending by a net $8,100 over the course of fiscal 2008.

Depreciation and amortization expense was $10,455 or 5.5% of total revenues, versus $9,825 or 4.9% of total revenues in the second quarter of fiscal 2007. The increase as a percentage of total revenues was due to the impact of negative same store sales on fixed costs.

             Marketing expense increased $1,228 (13.4%) to $10,376 and increased as a percentage of total revenues from 4.5% to 5.4%. The increase is a result of a shift in the timing of television and coupon advertising, which was reallocated to the second quarter to support the limited-time “$2.99 Double SteakburgerTM and Fries” promotion. Due to this modification, television spending for the current quarter increased 17.7% over the second quarter of 2007. Coupon printing and distribution costs increased 13.1% over the prior year period.

Income Taxes
Our effective income tax rate for the current quarter increased to 45.0% from 33.5% in the same quarter of the prior year. Income taxes for the current quarter reflect the impact of the decrease in pre-tax (loss) earnings and the related proportionate increase of federal income tax credits when compared to total pre-tax (loss) earnings.

Comparison of Twenty-Eight Weeks Ended April 9, 2008 to Twenty-Eight Weeks Ended April 11, 2007

Net (Loss) Earnings
Net (loss) earnings for the current year-to-date period decreased $14,154 to a net loss of ($3,997), or ($0.14) per diluted share, as compared with net earnings of $10,157 or $0.36 per diluted share, for the same period of fiscal 2007. The decrease was primarily driven by the decline in same store sales and increases in cost of sales and restaurant operating costs noted below. Net (loss) for the year-to-date period also includes the impact of $1,000 ($620, net of tax) of incremental non-operating charges in the second quarter, which had an impact of $0.02 per diluted share. These charges related to the strategic alternative process, the proxy contest and severance charges.

Revenues
Net sales decreased 6.5% from $347,513 to $324,768 in the current year-to-date period primarily due to the decline in same store sales. Same store sales decreased 7.7% due to a decline in guest traffic of 10.7%, which was partially offset by a 3.0% increase in average guest expenditure. Year-to-date same store sales were negatively affected by the deteriorating consumer economic environment, aggressive promotional activity from competitors and ongoing challenges with store level execution, as well as unfavorable weather and a prior year incremental coupon that was not repeated in the current year. The increase in average guest expenditure results primarily from menu price increases of 3.8%, which are made up of the annualization of fiscal 2007 price increases in addition to a 2.1% increase in the first quarter of fiscal 2008. These price increases were implemented to offset minimum wage and commodity cost pressures.

Costs and Expenses
Cost of sales was $80,131 or 24.7% of net sales, compared with $79,258 or 22.8% of net sales in the prior year-to-date period. The increase as a percentage of net sales relates to new menu items with higher percentage food cost (including new entrée salads, chicken sandwiches and Fruit n Frozen yogurt shakes), operational inefficiencies from implementing the new product mix and higher commodity costs related to dairy, beef and fried products.

Restaurant operating costs were $179,849 or 55.4% of net sales compared to $177,251 or 51.0% of net sales in the prior year-to-date period. Higher minimum wage rates, utility costs and repairs and maintenance caused $2,400 of the increase. Outside services increased $780 in the current year-to-date period due to the addition of a new contractor and more frequent snow removal services attributable to unfavorable weather conditions. These increases were offset by a decline in incentive bonus expense of $1,100 for the current year-to-date period.

General and administrative expenses for the current year-to-date period decreased $6,603 (21.2%) to $24,503 and decreased as a percentage of total revenues from 8.9% to 7.5%. Specifically, $2,900 of the decrease resulted from lower wages, payroll taxes and related benefits due to reductions in staffing that occurred during the fourth quarter of fiscal 2007. Planned cutbacks in outside consulting services, bonuses and stock compensation contributed an additional $2,700 of cost savings. These reductions were partially offset by the impact of $1,000 ($620, net of tax) of incremental non-operating charges related to the strategic alternative process, the proxy contest and severance charges. We believe that we are on target to meet our goal of reducing general and administrative spending by a net $8,100 over the course of fiscal 2008.

    Depreciation and amortization expense was $18,113 or 5.5% of total revenues, versus $17,051 or 4.9% of total revenues in the prior year-to-date period. The increase as a percentage of total revenues was due to the impact of negative same store sales on fixed costs.

             Marketing expense for the current year-to-date period was $16,377 or 5.0% of total revenues, versus $15,574 or 4.5% of total revenues in the same period of fiscal 2007. The increase is primarily a result of a shift in the timing of television advertising, which was reallocated to the second quarter to support the limited-time “$2.99 Double SteakburgerTM and Fries” promotion. The increases in television production and airing expenses were offset by a 6.2% net decrease in coupon printing and distribution costs compared to the prior year-to-date period related to an incremental coupon from first quarter 2007 that was not repeated in the current year.

Rent expense increased slightly as a percentage of total revenues over the prior year-to-date period primarily due to the decline in same store sales, as well as increases in rental rates for new unit leases.

Pre-opening costs for the current year-to-date period decreased $615 (35.2%) to $1,131, due primarily to the lower number of units opened in the current year versus fiscal 2007. We opened nine restaurants during the current year-to-date period compared to 11 during the same period of the prior year. The decrease is also due to variances in the timing of when pre-opening costs are incurred in relation to when the stores are opened. All planned Company-owned restaurant openings for fiscal 2008 were completed in the first and second quarters.

Income Taxes
Our effective income tax rate increased to 46.9% from 26.9% in the same year-to-date period of fiscal 2007. Year-to-date income taxes reflect the impact of the decrease in pre-tax (loss) earnings and the related proportionate increase of federal income tax credits when compared to total pre-tax (loss) earnings. Fiscal 2007 year-to-date income taxes also include a benefit of $650 related to the retroactive extension of the Work Opportunity and Welfare to Work tax credits.

Liquidity and Capital Resources
During the twenty-eight weeks ended April 9, 2008, we opened a total of nine Company-owned restaurants and sold a total of eight stores to franchisees. In addition, franchisees opened two new restaurants during the current year-to-date period. In the twenty-eight week period ended April 11, 2007, we opened 11 Company-owned restaurants and sold one store to a franchisee; franchisees opened two new restaurants. For the twenty-eight weeks ended April 9, 2008, capital expenditures totaled $23,858 as compared to $41,412 for the same period in the prior year. In addition, during the twenty-eight weeks ended April 9, 2008, we received proceeds of $9,872 from the sale of six land banked properties classified as held for sale, and from the transfer of three Company-owned buildings and various equipment to franchisees. Comparatively, proceeds of $5,638 from the sale of five properties were received during the same year-to-date period of fiscal 2007.

We completed the opening of all nine planned new Company-owned restaurants during the twenty-eight weeks ended April 9, 2008 and do not anticipate opening additional Company-owned units during the remainder of fiscal year 2008. The average cost of each of the nine new Company-owned restaurants, including land, site improvements, building, equipment and pre-opening costs is approximately $2,000 to $2,500. We will rebuild three older units this fiscal year. Capital spending for full fiscal year 2008 is estimated to be in the low end of the range of $37,000 to $45,000. We intend to fund future capital expenditures and meet our working capital needs by using anticipated cash flows from operations, sale-leaseback transactions and our existing borrowing facilities.

During the twenty-eight weeks ended April 9, 2008, cash provided by operations totaled $13,887, compared to $19,710 in the same period in the prior year. This decrease in cash provided by operations is attributable primarily to a decline in net earnings. Net cash provided by financing activities for the twenty-eight weeks ended April 9, 2008 totaled $182 compared to $13,555 in the comparable prior year period. This decrease is due to a reduction in net borrowings.

As of April 9, 2008, we had outstanding borrowings of $17,143 under our amended and restated Senior Note Agreement and Private Shelf Facility (“Senior Note Agreement”). Principal payments due under the Senior Note Agreement over the next year total $714, and the remaining principal payments of $16,429 are due beyond one year. Current borrowings bear interest at a weighted average fixed rate of 8.49%. Our total borrowing capacity under the Senior Note Agreement at April 9, 2008 was $75,000 and our ability to borrow additional funds expires September 29, 2008. We are currently evaluating financing alternatives to replace this facility. On May 16, 2008, we amended the Senior Note Agreement to revise certain financial covenants. The covenant revisions were effective April 9, 2008 to enable our compliance with these covenants on that date.

Effective May 16, 2008, the borrowing capacity of our $50,000 Revolving Credit Facility (“Facility”) was adjusted to $45,000. Effective August 1, 2008, the Facility will be adjusted to $40,000 and will remain at that level through maturity on January 30, 2009. As in prior years, we intend to renew the Facility. The Facility currently bears interest based on LIBOR plus 250 basis points, or the prime rate, at our election. As of April 9, 2008, borrowings under the Facility were $29,540 bearing a current interest rate of 3.26%. On May 16, 2008, we amended the Facility to revise certain financial covenants. The covenant revisions were effective April 9, 2008 to enable our compliance with these covenants on that date.

In addition, we have one mortgage which was assumed in the acquisition of Kelley Restaurants, Inc. (“KRI”) in fiscal 2005. The mortgage matures in August 2008, bears interest at a fixed rate of 5% and had an outstanding balance of $618 at April 9, 2008. We also have one note in the amount of $96 outstanding as of April 9, 2008 on a property in Jonesboro, Arkansas.

Our debt agreements contain restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios. We were in compliance with all covenants under the amended agreements at April 9, 2008. Effective upon the most recent Senior Note Agreement and Facility amendments, our debt agreements are secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, fixtures and all other personal property of the Company.

New Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Thus, SFAS 157 as it relates to financial assets and liabilities is effective beginning in our fiscal 2009 in accordance with the original Statement, while SFAS 157’s applicability to non-financial assets and liabilities will be deferred until our fiscal 2010. We are in the process of determining the effect, if any, that the adoption of SFAS 157 will have on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008, our fiscal 2010. The Company does not currently have any minority interests. We are in the process of determining the effect, if any, that the adoption of SFAS 160 will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, the second quarter of our fiscal 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 161 will have on our financial statements.

Effects of Governmental Regulations and Inflation
Most of our employees are paid hourly rates related to federal and state minimum wage laws. Any increase in minimum wage levels directly increases our operating costs. We are also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase operating costs. Inflation in food, labor, fringe benefits, energy costs, transportation costs and other operating costs directly affects our operations. In addition, we are subject to franchise registration requirements and certain related federal and state laws regarding franchise operations. Any changes in these laws could affect our ability to attract and retain franchisees. During fiscal 2007, a number of states passed increases in minimum wages. We took active measures to maintain our profitmargins through increases in menu prices.

Risks Associated with Forward-Looking Statements
Certain statements contained in this report represent forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures or other financial items, as well as assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may” and other similar terminology. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to:

●	the poor performance or closing of even a small number of restaurants;
●	our ability to attract and retain guests;
●	the ability of our franchisees to operate profitable restaurants;
●	changes in guest preferences, tastes and dietary habits;
●	changes in minimum wage rates;
●	the availability and cost of qualified personnel;
●	fluctuations in food commodity prices and the availability of food commodities;
●	harsh weather conditions;
●	unfavorable publicity relating to food safety or food borne illness;
●	our ability to comply with the restrictions and covenants to our debt agreements;
●	our ability to renegotiate our debt agreements and refinance our current debt at similar rates;
●	our ability to effectively negotiate sale-leaseback transactions;
●	our ability to comply with existing and future governmental regulations;
●	our ability to adequately protect our trademarks, service marks and other components of our brand; and
●	other risks identified in the periodic reports we file with the Securities and Exchange Commission.

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

Pursuant to the terms of our Senior Note Agreement, we may from time to time borrow in increments of at least $5,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. Borrowings under the Revolving Credit Agreement bear interest at a rate based on LIBOR plus 250 basis points, or the prime rate, at our election. Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. At April 9, 2008 a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $48 and $192 on our quarterly and year-to-date net loss, respectively.

We purchase certain food products which may be affected by volatility in commodity prices due to weather conditions, supply levels and other market conditions. We utilize various purchasing and contract pricing techniques to minimize volatility but do not enter into financial derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 9, 2008.

There have been no changes in our internal control over financial reporting that occurred during the current quarter ended April 9, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of The Steak n Shake Company held March 7, 2008, the following actions were undertaken:

1.
Nine directors from among eleven nominees were elected to serve until the next annual meeting and until their successors are duly elected and qualified. The nine nominees with the most votes cast “for” were elected. The results of the vote are as follows:

Name	Votes For	Votes Withheld
J. Fred Risk	17,943,588	4,737,912
Steven M. Schmidt	17,718,071	4,963,429
Edward W. Wilhelm	17,716,429	4,965,071
Geoff Ballotti	17,712,099	4,969,401
Wayne L. Kelley	17,641,427	5,040,073
Ruth J. Person	17,606,229	5,075,271
John W. Ryan	17,601,111	5,080,389
Sardar Biglari	15,645,868	42,360
Philip L. Cooley	15,645,574	42,654
James Williamson, Jr.	5,452,242	1,541,030
Alan B. Gilman	5,447,374	1,545,898

2.	The 2008 Equity Incentive Plan was approved as follows:

Votes For	Votes Against/Withheld	Abstentions/Brokers Non-Votes
13,766,344	8,813,976	101,179

3.	Deloitte & Touche, LLP, was ratified as the Company’s independent registered public accounting firm for the current fiscal year as follows:

Votes For	Votes Against/Withheld	Abstentions/Brokers Non-Votes
22,289,291	102,552	289,656

ITEM 5. OTHER INFORMATION

On May 16, 2008, we entered into amendments to our Senior Note Agreement and Revolving Credit Facility (the “Facility”) that are effective for the quarter ended April 9, 2008. The primarily purpose of both of the amendments was to modify the loan covenants to enable our compliance at April 9, 2008. Other changes to the agreements included adjustments to the interest rates and the collateralization of the deposit accounts, accounts receivable, inventory, equipment, general intangibles, fixtures and all other personal property of the Company. In addition, effective May 16, 2008, the borrowing capacity of the Facility was changed from $50,000 to $45,000. On August 1, 2008, the Facility will be further modified to a capacity of $40,000.

Copies of the amendments are filed as exhibits to this report and are incorporated herein in further response to this item.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.01	Amendment No. 7 to the Amended and Restated Note Purchase and Private Shelf Agreement dated May 16, 2008

4.02	Eighth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated May 16, 2008

10.01	Form of Employee Incentive Stock Option Agreement

10.02	Form of Employee Incentive Restricted Stock Agreement

10.03
Form of Change in Control Benefits Agreement dated November 7, 2007 with Duane Geiger (Identical to and incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended September 26, 2007)

10.04	First Amendment dated April 22, 2008 to Form of Change in Control Benefits Agreement dated November 7, 2007 with Duane Geiger

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 19, 2008

                THE STEAK N SHAKE COMPANY
                By: /s/ Jeffrey A. Blade
             Jeffrey A. Blade
                 Interim President, Executive Vice President,
                 Chief Financial and Administrative Officer