Form 10-Q
period 2008-07-02
STEAK & SHAKE CO
filed 2008-08-11
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ___                                                                Accelerated filer  X
Non-accelerated filer ___ (Do not check if a smaller reporting company)                     Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No   X

As of August 6, 2008, 28,594,593 shares of the registrant’s Common Stock, $.50 par value, were outstanding.

THE STEAK N SHAKE COMPANY

FORM 10-Q

PART  I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	July 2,	September 26,
	2008	2007
Assets:
Current Assets
Cash and cash equivalents	$1,621	$1,497
Receivables, net	4,484	6,289
Inventories	7,276	7,226
Deferred income taxes	3,449	3,616
Assets held for sale	21,742	18,571
Other current assets	13,950	10,998
Total current assets	52,522	48,197
Net property and equipment	450,446	492,610
Goodwill	14,503	14,503
Other intangible assets, net	1,809	1,959
Deferred income taxes	123	—
Other assets	9,500	7,945
Total assets	$528,903	$565,214

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$29,538	$28,195
Accrued expenses	31,528	32,624
Current portion of long-term debt	1,330	2,390
Line of credit	9,180	27,185
Current portion of obligations under leases	3,980	4,180
Total current liabilities	75,556	94,574
Deferred income taxes	—	5,060
Other long-term liabilities	7,514	5,701
Obligations under leases	136,357	139,493
Long-term debt	16,502	16,522

Commitments and Contingencies
Shareholders' Equity:
Common stock - $0.50 stated value, 50,000,000 shares authorized - shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	127,213	126,415
Retained earnings	170,918	185,024
Treasury stock - at cost: 1,632,246 shares as of July 2, 2008; 1,959,931 shares as of September 26, 2007	(20,323)	(22,741)
Total shareholders' equity	292,974	303,864
Total liabilities and shareholders' equity	$528,903	$565,214

See accompanying notes.

Condensed Consolidated Statements of Operations
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	Twelve Weeks Ended		Forty Weeks Ended
	July 2,	July 4,	July 2,	July 4,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Net sales	$143,303	$152,700	$468,071	$500,213
Franchise fees	990	886	3,105	2,790
Total revenues	144,293	153,586	471,176	503,003

Costs and Expenses:
Cost of sales	35,527	35,318	115,658	114,576
Restaurant operating costs	79,241	79,882	259,090	257,133
General and administrative	10,671	12,697	35,174	43,803
Depreciation and amortization	7,812	7,577	25,925	24,628
Marketing	6,666	7,054	23,043	22,628
Interest	3,263	3,314	10,816	10,689
Rent	3,379	3,309	11,107	10,612
Pre-opening costs	112	581	1,243	2,327
Asset impairments and provision for restaurant closings	14,089	5,369	14,089	5,176
Other income, net	(288)	(668)	(1,263)	(1,612)
Total costs and expenses	160,472	154,433	494,882	489,960

(Loss) Earnings Before Income Taxes	(16,179)	(847)	(23,706)	13,043

Income Taxes	(6,382)	(971)	(9,912)	2,762

Net (Loss) Earnings	$(9,797)	$124	$(13,794)	$10,281

Basic (Loss) Earnings Per Common and Common Equivalent Share	$(0.35)	$0.00	$(0.49)	$0.37

Diluted (Loss) Earnings Per Common and Common Equivalent Share	$(0.35)	$0.00	$(0.49)	$0.36

Weighted Average Shares and Equivalents:
Basic	28,288,330	28,067,417	28,274,193	28,002,370
Diluted	28,288,330	28,255,645	28,274,193	28,217,828

See accompanying notes.

Condensed Consolidated Statements of Cash Flows
The Steak n Shake Company
(Amounts in $000s)
	Forty Weeks Ended
	July 2,	July 4,
	2008	2007
	(Unaudited)	(Unaudited)
Operating Activities:
Net (loss) earnings	$(13,794)	$10,281
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	25,925	24,628
Provision for deferred income taxes	(4,714)	(1,621)
Asset impairments and provision for restaurant closings	14,089	5,176
Non-cash expense for stock-based compensation and deferred rent	2,676	3,535
(Gain) loss on disposal of property	(372)	498
Changes in receivables and inventories	1,720	(1,524)
Changes in other assets	(3,299)	(5,260)
Changes in accounts payable and accrued expenses	1,340	750
Net cash provided by operating activities	23,571	36,463

Investing Activities:
Additions of property and equipment	(28,512)	(56,193)
Proceeds from property and equipment disposals	11,531	5,956
Net cash used in investing activities	(16,981)	(50,237)

Financing Activities:
Net payments on line of credit facility	(18,005)	(1,465)
Proceeds from issuance of long-term debt	—	15,000
Principal payments on long-term debt	(1,080)	(1,062)
Proceeds from equipment and property sale-leasebacks	14,817	800
Principal payments on direct financing lease obligations	(3,336)	(2,401)
Proceeds from exercise of stock options	132	660
Excess tax benefits from stock-based awards	10	62
Repurchase of employee shares for tax withholding	(8)	—
Proceeds from employee stock purchase plan	1,004	1,234
Net cash (used in) provided by financing activities	(6,466)	12,828

Increase (decrease) in Cash and Cash Equivalents	124	(946)
Cash and Cash Equivalents at Beginning of Period	1,497	4,820

Cash and Cash Equivalents at End of Period	$1,621	$3,874

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

In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Statement of Financial Position as of July 2, 2008, the condensed consolidated Statements of Operations for the twelve and forty weeks ended July 2, 2008 and July 4, 2007, and the condensed consolidated Statements of Cash Flows for the forty weeks ended July 2, 2008 and July 4, 2007, have been included.

The condensed consolidated Statements of Operations for the twelve and forty weeks ended July 2, 2008 and July 4, 2007 are not necessarily indicative of the consolidated Statements of Operations for the entire fiscal years. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2007.

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

3.  (Loss) Earnings Per Share
    (Loss) earnings per share of common stock is based on the weighted average number of shares outstanding during the period. The following table presents a reconciliation of the basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

	Twelve Weeks Ended		Forty Weeks Ended
	July 2,	July 4,	July 2,	July 4,
	2008	2007	2008	2007
Basic (loss) earnings per share:
Weighted average common shares	28,288,330	28,067,417	28,274,193	28,002,370

Diluted (loss) earnings per share:
Weighted average common shares	28,288,330	28,067,417	28,274,193	28,002,370
Dilutive effect of stock options	—	188,228	—	215,458
Weighted average common and incremental shares	28,288,330	28,255,645	28,274,193	28,217,828

Number of share-based awards excluded from the calculation of diluted (loss) earnings per share because the awards' exercise prices were greater than the average market price of the Company's common stock, or because they were antidilutive due to the Company's net loss for the twelve and forty weeks ended July 2, 2008	1,947,310	1,482,954	1,576,327	1,308,218

4.  Impairment and Restaurant Closings

Fiscal 2008
Due to current market and economic conditions, the continued underperformance of our stores and our decision to close certain units before the end of fiscal 2008, we performed an in-depth impairment analysis of all of our restaurant properties during the third quarter of fiscal 2008 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The analysis resulted in recording a non-cash impairment charge of $13,612 ($8,439, net of tax) during the quarter ended July 2, 2008. Of the total pre-tax charge, $4,818 relates to a group of 12 stores that we plan to close in the fourth quarter of fiscal 2008. The current impairment charge related to these 12 stores is based upon our best estimate of the current fair values of the underlying assets. Differences between estimated and actual fair values could result in additional impairment. On July 2, 2008, all 12 stores remained in operation; therefore, the underlying assets were recorded at net realizable value in Net property and equipment. We anticipate that the assets will be reclassified to Assets held for sale during the fourth quarter of fiscal 2008.

The additional $8,794 of the pre-tax impairment charge relates to 18 restaurants for which current operating performance is significantly below our expectations, and the carrying values of these properties exceed the expected future cash flows to be generated from continued use of the underlying assets. The impairment for these stores was determined based upon a probability-weighted approach considering the likelihood of possible outcomes for each related restaurant, which may include consideration of closure of the store in the future. If our probability assessments change, or if we decide to close additional stores in the future, further impairment may be needed at that time.

   Certain impaired assets relate to leased units. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), upon closure of such stores, charges may be recorded for early lease termination costs or for our estimate of costs that will continue to be incurred for the remaining term of the lease agreement without economic benefit to us.

Asset impairments and provision for restaurant closings in the Statement of Operations for the twelve and forty weeks ended July 2, 2008 also includes $477 of asset impairment that relates to three properties involved in a sale-leaseback transaction, which is discussed in Note 9.

Fiscal 2007
During the fourth quarter of fiscal 2007, we permanently closed eight Company-owned restaurants. The net book value of these assets was transferred to Assets held for sale in the Statement of Financial Position during the quarter ended September 26, 2007.

Six of the closed restaurants were located near other Company-owned stores that will continue to operate, and we have experienced significant sales to transfer to the other existing locations. Therefore, the results of operations of these six closed restaurants are not presented as discontinued operations and continue to be included in continuing operations in the condensed consolidated Statement of Operations for the twelve and forty weeks ended July 4, 2007. The assets of the other two closed restaurants were not located near other Company-owned stores, and we do not expect to have significant continuing involvement in the operations after disposition. Although these restaurants meet the definition of “discontinued operations,” as defined in SFAS 144, we have not segregated the results of operations as the amounts are immaterial. Net loss after tax related to those two closed restaurants totaled approximately $8 and $46 for the twelve and forty weeks ended July 4, 2007, respectively.

5.  Net Property and Equipment
Net property and equipment consists of the following:

	July 2,	September 26,
	2008	2007
Land	$158,279	$171,631
Buildings	157,104	166,982
Land and leasehold improvements	157,321	156,687
Equipment	203,395	200,775
Construction in progress	11,934	16,555
	688,033	712,630
Less accumulated depreciation and amortization	(237,587)	(220,020)
Net property and equipment	$450,446	$492,610

6.  Assets Held for Sale
Assets held for sale is comprised of the following:

	July 2,	September 26,
	2008	2007
Land and buildings	$20,736	$17,494
Land and leasehold improvements	592	592
Equipment	414	485
Total assets held for sale	$21,742	$18,571

Assets held for sale consists of property and equipment related to closed restaurants and parcels of land that are currently being marketed for disposal. The July 2, 2008 balances include eight restaurants closed during prior years and 22 parcels of land. We expect to sell these properties within the next 12 months. During the forty weeks ended July 2, 2008, we sold a total of eight parcels of land that were held for sale as of September 26, 2007. The current year-to-date pre-tax net gain on the sale of these parcels was $372.

The September 26, 2007 balances include the eight restaurants closed during fiscal 2007, two additional restaurants closed during a prior year, and 19 parcels of land. The September 26, 2007 balances also reflect the impact of an impairment of $3,453.

7.  Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisitions of Creative Restaurants, Inc. (“CRI”) and Kelley Restaurants, Inc. (“KRI”) on July 6, 2006 and December 29, 2004, respectively.

    During the quarter ended July 2, 2008, due primarily to the sustained disparity between the Company’s market capitalization and the carrying value of its stockholders’ equity, we performed an interim assessment of the recoverability of our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The valuation methodology and underlying financial information included in our determination of fair value require significant judgments to be made by management. These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. Based on the results of this analysis, we concluded that our goodwill was not considered impaired as of July 2, 2008. Due to the volatility of our common stock and the uncertain economic environment, we can provide no assurance that a material impairment charge will not occur in a future period. In addition to the annual goodwill impairment test performed during our fourth quarter of each fiscal year, we will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted.

Other Intangibles
Other intangibles are comprised of the following:

	July 2,	September 26,
	2008	2007
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulated amortization	(982)	(832)
Intangible assets subject to amortization, net	1,309	1,459
Intangible assets with indefinite lives	500	500
Total intangible assets	$1,809	$1,959

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with prior acquisitions, and are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively. Amortization expense for the twelve and forty weeks ended July 2, 2008 was $45 and $150, respectively. Amortization expense for the twelve and forty weeks ended July 4, 2007 was $45 and $149, respectively. Total annual amortization for each of the next five years is approximately $190.

Intangible assets with indefinite lives consist of reacquired franchise rights assumed in connection with the acquisitions of CRI and KRI and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination.”

8.  Borrowings
As of July 2, 2008, we had outstanding borrowings of $17,143 under our amended and restated Senior Note Agreement and Private Shelf Facility (“Senior Note Agreement”). Principal payments due under the Senior Note Agreement over the next year total $714 and the remaining principal payments of $16,429 are due beyond one year. Current borrowings bear interest at a weighted average fixed rate of 8.49%. Our total borrowing capacity under the Senior Note Agreement at July 2, 2008 was $75,000 and our ability to borrow additional funds expires September 29, 2008. We are currently evaluating other financing alternatives.

The Senior Note Agreement contains restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios. On August 11, 2008, we were granted a current quarter waiver of certain financial covenants. We also amended the Senior Note Agreement prospectively to revise certain financial covenants. The amendment excludes from the calculations of the covenants under the Senior Note Agreement the non-cash impairment charges incurred in the current quarter. The amendment also requires pro rata prepayments on the Senior Notes and the Revolving Credit Facility (“Facility”) once the balance of our Facility reaches a specific threshold amount. Giving effect to the most recent amendment, we are in compliance with all covenants as of July 2, 2008.

As of July 2, 2008, we had borrowings under our $45,000 Facility of $9,180 at a current interest rate of 4.94%. The Facility currently bears interest based on LIBOR plus 250 basis points, or the prime rate, at our election, and matures on January 30, 2009. We intend to either renew the Facility or negotiate a new facility prior to its maturity. On August 1, 2008, the borrowing capacity under the Facility was reduced to $40,000. On August 6, 2008, we were granted a current quarter waiver of certain financial covenants. We also amended the Facility prospectively to revise certain financial covenants by excluding from the calculation of the debt ratio under the Facility the non-cash impairment charges incurred in the current quarter and to reduce the borrowing capacity of our Facility to $30,000 through maturity. Giving effect to the most recent amendment, we are in compliance with all covenants as of July 2, 2008.

As a result of the May 2008 amendments, the Senior Note Agreements and the Facility are secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, fixtures and all other personal property. With the most recent amendments to the Senior Note Agreement and the Facility, we are prohibited from making cash dividends or repurchasing shares common stock of the Company. Effective November 21, 2008, our amended Senior Note Agreement will require us to secure the borrowings with certain real estate assets.

After giving consideration to the issues noted above and reference to the applicable accounting guidance in EITF No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” and SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor,” management does not believe it is probable that we will not comply with the amended covenants at measurement dates within the next twelve months. Accordingly, we have classified the borrowings under the Senior Note Agreement as noncurrent at July 2, 2008.

In addition, we have one mortgage which was assumed in the acquisition of KRI in fiscal 2005. The mortgage matures in August 2008, bears interest at a fixed rate of 5% and had an outstanding balance of $597 at July 2, 2008. We also have one note in the amount of $92 outstanding as of July 2, 2008 on a property in Jonesboro, Arkansas.

9.  Sale-Leaseback Transaction
During the third quarter of fiscal 2008, we sold 10 restaurant properties to a third party and simultaneously entered into a lease for each property. In conjunction with this transaction, we received net proceeds of $14,817. The total net book value of the assets sold was $13,716, inclusive of an impairment charge of $477 relating to three of the properties whose net book values exceeded their fair values. This transaction resulted in a gain of $1,101, which will be deferred and amortized over the life of the leases in accordance with SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases—an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11.”

The leases have been classified as operating leases in accordance with SFAS No. 13, “Accounting for Leases.” The total of future minimum lease payments to be made under the terms of the sale-leaseback agreement is $25,561. Minimum lease payments due for the remainder of fiscal year 2008 and fiscal years 2009, 2010, 2011 and 2012 are $308, $1,226, $1,247, $1,269 and $1,291, respectively.

10.  Income Taxes
Our effective income tax rate increased to 41.8% from 21.2% in the same year-to-date period in the prior year primarily due to the decrease in pre-tax (loss) earnings and the related proportionate increase of federal income tax credits when compared to total pre-tax (loss) earnings. In addition, the same year-to-date period in the prior year included the impact of the extension of the Work Opportunity and Welfare to Work Tax Credits retroactive to January 1, 2006. The adjustment related to the aforementioned tax credit extension totaled approximately $650.

On September 27, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(“FIN 48”). As a result of the implementation of FIN 48, we recognized an increase of $614 in the liability for unrecognized tax benefits, which was accounted for as a reduction of $312 to retained earnings and $302 to deferred taxes as of the adoption date.

We file income tax returns which are periodically audited by various federal, state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local tax examinations for fiscal years prior to 2004.

As of July 2, 2008, we had approximately $971 of unrecognized tax benefits, including approximately $158 of interest and penalties,which are included in Other long-term liabilities in the condensed consolidated Statement of Financial Position. During the twelve and forty weeks ended July 2, 2008, we recognized approximately $25 and $80, respectively, in potential interest and penalties associated with uncertain tax positions. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. Of the $971 of unrecognized tax benefits, $858 would impact the effective income tax rate if recognized.

We believe we have certain state income tax exposures related to fiscal years 2004 and 2005. Due to the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $79 within 12 months.

11.  Common Stock Plans
Employee Stock Option Plans - During the forty weeks ended July 2, 2008, we granted 496,902 options to employees under plans approved by our shareholders. Employees and non-employee directors exercised and forfeited 24,500 and 346,380 options, respectively, during the forty week period. Pre-tax stock-based compensation expense recorded during the forty weeks ended July 2, 2008 for the stock option plans totaled $894.

Capital Appreciation Plans - During the forty weeks ended July 2, 2008, we granted 238,500 non-vested shares to employees and non-employee directors at a weighted average grant date fair value per share of $7.49. During the same period, 33,748 shares were forfeited and 102,352 shares vested. Pre-tax stock-based compensation expense recorded during the forty weeks ended July 2, 2008 for the plan totaled $837.

Employee Stock Purchase Plan - During the forty weeks ended July 2, 2008, we issued 108,367 shares to employees under our Employee Stock Purchase Plan. Pre-tax stock-based compensation expense recorded during the forty weeks ended July 2, 2008 for the Employee Stock Purchase Plan totaled $392.

12.  Restructuring
During fiscal year 2008, same-store sales declined while certain restaurant operating costs, such as food costs and labor rates, increased. As a result, management undertook a review of current operations and approved a comprehensive cost reduction plan. The majority of planned cost reductions will be achieved through headcount reductions. In order to execute the plan, during the third quarter of fiscal 2008, we incurred restructuring expenses of $287 related to corporate headcount reductions, which were recorded in General and administrative expense in the Statement of Operations. Of the $287 accrual, $87 has been paid, while the remaining $200 will be paid in the fourth quarter of fiscal 2008 and during fiscal 2009.

Similarly, during fiscal 2007, we incurred approximately $2,221 in restructuring expenses. Of the total accrued, $46 was paid in fiscal 2007, and a total of $1,905 was paid in the forty weeks ended July 2, 2008. The remaining $270 of the fiscal 2007 accrual will be paid during the fourth quarter of fiscal 2008.

The table below reflects all restructuring activity through July 2, 2008:

Initial accrual balance	$2,221
4th quarter 2007 payments	(46)
September 26, 2007 accrual balance	$2,175
Year-to-date fiscal 2008 accruals	287
Year-to-date fiscal 2008 payments	(1,992)
July 2, 2008 accrual balance	$470

We anticipate incurring additional restructuring expenses of approximately $500 in the fourth quarter of fiscal 2008 in conjunction with further corporate headcount reductions.

Outside of restructuring charges, in the twelve and forty weeks ended July 2, 2008, we also recorded severance accruals of $303 and $678, respectively, related to the departure of former executives. The severance is being paid out according to the terms of the executives’ pre-existing agreements. We anticipate additional executive severance accruals of approximately $600 in the fourth quarter of fiscal 2008.

13.  Supplemental Cash Flow Information
During the forty weeks ended July 2, 2008, we issued 238,500 shares of restricted stock under our Capital Appreciation Plan with a market value of $1,785, and we had $385 of capital expenditures in Accounts payable as of July 2, 2008. During the forty weeks ended July 4, 2007, we issued 153,050 shares of restricted stock under our Capital Appreciation Plan with a market value of $2,660, and we had $3,547 of capital expenditures in Accounts payable as of July 4, 2007.

14.  Commitments and Contingencies
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

15.  New Accounting Standards
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

  In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, our fiscal 2010. We are in the process of determining the effect, if any, that the adoption of FSP 142-3 will have on our financial statements.

  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not anticipate that the adoption of SFAS 162 will materially impact our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000s, except share and per share data)

Overview
    Our net loss for the third quarter includes the effect of a non-cash impairment charge of $14,089 ($8,735 or $0.31 per diluted share, net of tax). Of the total pre-tax charges, $4,818 stems from agroup of 12 stores that we plan to close in the fourth quarter of fiscal 2008. The $8,794 relates to 18 restaurants to be held and used which were impaired because the carrying values of their underlying assets exceeded expected future cash flows. The remaining $477 relates to three stores involved in a sale-leaseback transaction whose net book values exceeded their fair values.

We anticipate recording additional future charges which emanate from leased units. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” upon closure of such stores, charges may be recorded for the costs of early lease termination costs or for our estimate of costs that will continue to be incurred for the remaining term of the lease agreement without economic benefit to us. While these actions would impact our income statement, they are intended to improve future cash flows.

Our cash flow from operations in the third quarter was $9,684 million. Our capital expenditures were $4,654 million, which included the rollout of the Point of Sale system, recent store openings, and maintenance. In the fourth quarter capital spending will be largely limited to maintenance capital expenditures.

We are presently undergoing a comprehensive examination of the Company and are in the process of implementing a restructuring program. We are intent on maximizing cash flows and are therefore undertaking many initiatives such as the following:

●	Closing underperforming locations
●	Reducing General and administrative expenses further
●	Shortening hours of operation in many locations
●	Tax planning to recover a substantial amount of taxes paid in fiscal 2006
●	Limiting capital spending at the store level to maintenance — no new Company store openings

In addition, we are working with a sense of urgency to revive our operations. We believe the lack of store level execution in recent years has significantly contributed to a decline in our guest counts. During the third fiscal quarter, same store sales decreased 5.8%. Same store sales refers to the sales of only those units open 18 months as of the beginning of the current fiscal quarter and which remained open through the end of the fiscal quarter. In addition to the downturn in sales in the third fiscal quarter, the Company experienced deterioration in operating margins because of aggressive discounting, increases in commodity prices, and minimum wage rates. We will continue to take action to manage our costs while concurrently investing in our future by improving unit economics.

    In the third quarter, franchisees opened two new restaurants, bringing the total number of franchised units to 69. The total number of Company-owned restaurants remains 436. We did not open, close, or transfer any Company-owned units during the current quarter.

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

For additional information regarding the adoption of FIN 48, see Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Results of Operations
The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in our condensed consolidated Statements of Operations for the periods indicated:

	Twelve Weeks Ended				Forty Weeks Ended
	July 2,		July 4,		July 2,		July 4,
	2008		2007		2008		2007
Revenues:
Net sales	99.3%		99.4%		99.3%		99.4%
Franchise fees	0.7%		0.6%		0.7%		0.6%
Total revenues	100.0%		100.0%		100.0%		100.0%

Costs and Expenses:
Cost of sales (1)	24.8%		23.1%		24.7%		22.9%
Restaurant operating costs (1)	55.3%		52.3%		55.4%		51.4%
General and administrative	7.4%		8.3%		7.5%		8.7%
Depreciation and amortization	5.4%		4.9%		5.5%		4.9%
Marketing	4.6%		4.6%		4.9%		4.5%
Interest	2.3%		2.2%		2.3%		2.1%
Rent	2.3%		2.2%		2.4%		2.1%
Pre-opening costs	0.1%		0.4%		0.3%		0.5%
Asset impairments and provision for restaurant closings	9.8%		3.5%		3.0%		1.0%
Other income, net	(0.2	) %	(0.4	) %	(0.3	) %	(0.3	) %

(Loss) Earnings Before Income Taxes	(11.2	) %	(0.6	) %	(5.0	) %	2.6%

Income Taxes	(4.4	) %	(0.6	) %	(2.1	) %	0.5%

Net (Loss) Earnings	(6.8	) %	0.1%		(2.9	) %	2.0%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended July 2, 2008 to Twelve Weeks Ended July 4, 2007

Net (Loss) Earnings
We recorded a net loss of ($9,797), or ($0.35) per diluted share, as compared with net earnings of $124 or $0.00 per diluted share for the third quarter of fiscal 2007. The decrease was primarily driven by the decline in same store sales and the impairment charges noted below.

Revenues
Net sales decreased 6.2% from $152,700 to $143,303 in the current quarter primarily due to the decline in same store sales. Same store sales decreased 5.8% due to a decline in guest traffic of 8.5%, which was partially offset by a 2.7% increase in average guest expenditure. Guest traffic was negatively impacted by a continued lack of focus on core products and operations. The increase in average guest expenditure results primarily from menu price increases of approximately 3.3%, which are made up of the annualization of fiscal 2007 price increases in addition to a 2.1% increase in the first quarter of fiscal 2008.

Franchise fees increased $104 (11.7%) to $990 in the current fiscal quarter. The increase is primarily the result of growth in the number of franchised units from 54 at the end of the third quarter of fiscal 2007 to 69 at the end of the current quarter. The increase in franchise fees was offset by a decrease in franchisee same store sales of 4.7%, which resulted in lower royalty fees accrued.

Costs and Expenses
Cost of sales was $35,527 or 24.8% of net sales, compared with $35,318 or 23.1% of net sales in the third quarter of fiscal 2007. The increase as a percentage of net sales included a 1.1% increase related to higher commodity costs, particularly for dairy, beef and fried products, as well as increased distribution expenses related to higher fuel costs. New menu items with higher percentage food cost (including new entrée salads, chicken sandwiches and Fruit n Frozen yogurt shakes) and operational inefficiencies from implementing the new product mix also contributed to the increase.

Restaurant operating costs decreased $641 (0.8%) to $79,241 but increased as a percentage of net sales from 52.3% to 55.3% in the current quarter. Labor costs declined by $1,410, which was partially offset by an $810 increase in utility costs and property taxes. The increase as a percentage of net sales was due to higher minimum wage rates and the impact of negative same store sales on fixed costs.

General and administrative expenses decreased $2,026 (16.0%) to $10,671 and decreased as a percentage of total revenues from 8.3% to 7.4%. Approximately $840 of the decrease resulted from lower wages, payroll taxes and related benefits due to reductions in staffing that occurred during the fourth quarter of fiscal 2007 and during the current quarter. Planned cutbacks in outside consulting services, bonuses and stock compensation contributed an additional $880 of cost savings. A $550 increase in the gain on sale of assets also contributed to lower General and administrative expenses. These reductions were partially offset by a $400 increase in severance charges related to the departure of certain executives and the headcount reductions in the current quarter.

Depreciation and amortization expense was $7,812 or 5.4% of total revenues, versus $7,577 or 4.9% of total revenues in the third quarter of fiscal 2007. The increase as a percentage of total revenues was due to the impact of negative same store sales on fixed costs.

    Marketing expense decreased $388 (5.5%) to $6,666 and remained constant as a percentage of total revenues at 4.6%. The decrease in the current quarter was a result of variances in the timing of television and coupon advertising.

Pre-opening costs for the current quarter decreased $469 (80.7%) to $112, due primarily to the fact that we did not open any new units in the current quarter, compared to four during the third quarter of fiscal 2007. All planned Company-owned restaurant openings for fiscal 2008 were completed in the first and second quarters.

Asset impairments and provision for restaurant closings for the current quarter was $14,089, or 9.8% of total revenues, versus $5,369, or 3.5% of total revenues in the third quarter of fiscal 2007. The impairment charge in the current quarter included $8,794 related to 18 restaurants for which current operating performance is significantly below our expectations and the carrying values of these properties exceed the expected future cash flows to be generated by the underlying assets, $4,818 related to a group of 12 stores that we plan to close in the fourth quarter of fiscal 2008, and $477 related to three stores involved a sale-leaseback transaction whose net book values exceeded their fair values. The 2007 impairment charge related to the planned closure or sale of 14 restaurant properties and certain undeveloped parcels of land.

Income Taxes
Our effective income tax rate was 39.4% for the third quarter of fiscal 2008. Income taxes for the quarter reflect the impact of the decrease in pre-tax (loss) earnings and the related proportionate increase of federal income tax credits when compared to total pre-tax (loss) earnings. The income tax credit for the third quarter of fiscal 2007 resulted from adjusting year-to-date estimated income tax expense due to the proportionate increase of federal income tax credits when compared to total estimated annual pre-tax earnings.

Comparison of Forty Weeks Ended July 2, 2008 to Forty Weeks Ended July 4, 2007

Net (Loss) Earnings
We recorded a net loss of ($13,794), or ($0.49) per diluted share for the current year-to-date period, as compared with net earnings of $10,281 or $0.36 per diluted share, for the same period of fiscal 2007. The decrease was primarily driven by the decline in same store sales, the impairment charge, and increases in cost of sales and restaurant operating costs noted below. Net (loss) for the year-to-date period also includes the impact of $1,000 ($6200, net of tax) of incremental non-operating charges in the second fiscal quarter, which had an impact of $0.02 per diluted share. These charges related to the strategic alternative process we concluded in the second quarter of 2008, the proxy contest related to our 2008 annual meeting and severance charges related to management changes.

Revenues
Net sales decreased 6.4% from $500,213 to $468,071 in the current year-to-date period primarily due to the decline in same store sales. Same store sales decreased 7.7% due to a decline in guest traffic of 10.8%, which was partially offset by a 3.1% increase in average guest expenditure. Year-to-date same store sales were negatively affected by a continued lack of focus on core products and operations. The increase in average guest expenditure results primarily from menu price increases of 3.7%, which are made up of the annualization of fiscal 2007 price increases in addition to a 2.1% increase in the first quarter of fiscal 2008. These price increases were implemented to offset minimum wage and commodity cost pressures.

Franchise fees increased $315 (11.3%) to $3,105 in the current year-to-date period. The increase is primarily the result of growth in the number of franchised units from 54 at the end of the third quarter of fiscal 2007 to 69 at the end of the current quarter. The increase in franchise fees was offset by a decrease in franchisee same store sales of 6.8%, which resulted in lower royalty fees accrued.

Costs and Expenses
Cost of sales was $115,658 or 24.7% of net sales, compared with $114,576 or 22.9% of net sales in the prior year-to-date period. The increase as a percentage of net sales reflected higher commodity costs(primarily for dairy, beef and fried products), new menu items with higher percentage food cost (including new entrée salads, chicken sandwiches and Fruit n Frozen yogurt shakes), and operational inefficiencies from implementing the new product mix.

Restaurant operating costs were $259,090 or 55.4% of net sales compared to $257,133 or 51.4% of net sales in the prior year-to-date period. Higher utility costs, repairs and maintenance and property taxes caused $2,990 of the increase. Outside services increased $870 in the current year-to-date period due to the addition of a new contractor and more frequent snow removal services attributable to unfavorable weather conditions during the second fiscal quarter. These increases were offset by a decline in labor costs of $1,620 for the current year-to-date period.

General and administrative expenses for the current year-to-date period decreased $8,629 (19.7%) to $35,174 and decreased as a percentage of total revenues from 8.7% to 7.5%. Specifically, $3,130 of the decrease resulted from lower wages, payroll taxes and related benefits due to reductions in staffing that occurred during the fourth quarter of fiscal 2007 and during the current quarter. Planned cutbacks in outside consulting services, bonuses and stock compensation contributed an additional $3,550 of cost savings, and travel and relocation expenses declined $780. An $870 increase in the gain on sale of assets also contributed to lower General and administrative expenses. These reductions were partially offset by the impact of $1,400 ($870, net of tax) of incremental non-operating charges related to the strategic alternative process, the proxy contest and severance charges. We have exceeded our previous goal of reducing general and administrative spending by a net $8,100 over the course of fiscal 2008 and will continue to evaluate opportunities for further cost savings.

Depreciation and amortization expense was $25,925 or 5.5% of total revenues, versus $24,628 or 4.9% of total revenues in the prior year-to-date period. The increase as a percentage of total revenues was primarily due to the impact of negative same store sales on fixed costs.

             Marketing expense for the current year-to-date period was $23,043 or 4.9% of total revenues, versus $22,628 or 4.5% of total revenues in the same period of fiscal 2007. The increase is primarily a result of higher menu printing and distribution costs, as well as a shift in the timing of television advertising, which was reallocated to the second quarter to support a limited-time promotion. The increases in menu and television production expenses were offset by a 4.5% net decrease in coupon printing and distribution costs compared to the prior year-to-date period, which related to an incremental coupon from first quarter 2007 that was not repeated in the current year.

Rent expense increased slightly as a percentage of total revenues over the prior year-to-date period primarily due to the decline in same store sales, as well as increases in rental rates for new unit leases.

Pre-opening costs for the current year-to-date period decreased $1,084 (46.6%) to $1,243, due primarily to opening fewer new restaurants in the current year-to-date period compared to the same period in fiscal 2007. We opened nine restaurants during the current year-to-date period compared to 15 during the same period of the prior year. The decrease is also due to variances in the timing of when pre-opening costs are incurred in relation to when the stores are opened. All planned Company-owned restaurant openings for fiscal 2008 were completed in the first and second quarters.

Asset impairments and provision for restaurant closings for the current year-to-date period was $14,089, or 3.0% of total revenues, versus $5,176, or 1.0% of total revenues in the same period of fiscal 2007. The impairment charge in the current year included $8,794 related to 18 restaurants for which current operating performance is significantly below our expectations and the carrying values of these properties exceed the expected future cash flows to be generated by the underlying assets, $4,818 related to a group of 12 stores that we plan to close in the fourth quarter of fiscal 2008, and $477 related to three stores involved a sale-leaseback transaction whose net book values exceeded their fair values. The 2007 impairment charge related to the planned closure or sale of 14 restaurant properties and certain undeveloped parcels of land and was offset by the impact of net gains on properties sold in excess of previously recorded impairments.

Income Taxes
Our effective income tax rate increased to 41.8% from 21.2% in the same year-to-date period of fiscal 2007. Current year-to-date income taxes reflect the impact of the decrease in pre-tax (loss) earnings and the related proportionate increase of federal income tax credits when compared to total pre-tax (loss) earnings. In addition, the year-to-date period for the prior year included the impact of the extension of the Work Opportunity and Welfare to Work Tax Credits retroactive to January 1, 2006.  The adjustment related to the aforementioned tax credit extension totaled approximately $650.

Liquidity and Capital Resources
During the forty weeks ended July 2, 2008, we opened a total of nine Company-owned restaurants and sold a total of eight stores to franchisees. In addition, franchisees opened four new restaurants during the current year-to-date period. In the forty week period ended July 4, 2007, we opened 15 Company-owned restaurants and sold one store to a franchisee; franchisees opened five new restaurants. For the forty weeks ended July 2, 2008, capital expenditures totaled $28,512 as compared to $56,193 for the same period in the prior year. In addition, during the forty weeks ended July 2, 2008, we received proceeds of $11,531 from the sale of eight parcels of land classified as held for sale, and from the transfer of three Company-owned buildings and various equipment to franchisees. Comparatively, proceeds of $5,956 from the sale of five properties were received during the same year-to-date period of fiscal 2007.

We completed the opening of all nine planned new Company-owned restaurants during the first and second fiscal quarters of 2008 and do not anticipate opening any additional Company-owned units during the remainder of fiscal year 2008. The average cost of each of the nine new Company-owned restaurants, including land, site improvements, building, equipment and pre-opening costs is approximately $2,000 to $2,500. We intend to fund future capital expenditures and meet our working capital needs by using anticipated cash flows from operations, sale-leaseback transactions and our existing credit facilities.

During the forty weeks ended July 2, 2008, cash provided by operations totaled $23,571, compared to $36,463 in the same period in the prior year. This decrease in cash provided by operations is attributable primarily to a decline in net earnings excluding the impact of the non-cash impairment charges. Net cash used in financing activities for the forty weeks ended July 2, 2008 totaled ($6,466) compared to net cash provided of $12,828 in the comparable prior year period. This decrease is primarily due to borrowings under the Senior Note Agreement and Private Shelf Facility (“Senior Note Agreement”) in the prior year.

As of July 2, 2008, we had outstanding borrowings of $17,143under our amended and restated Senior Note Agreement. Principal payments due under the Senior Note Agreement over the next year total $714 and the remaining principal payments of $16,429 aredue beyond one year. Current borrowings bear interest at a weighted average fixed rate of 8.49%. Our total borrowing capacity under the Senior Note Agreement at July 2, 2008 was $75,000 and our ability to borrow additional funds expires September 29, 2008. We are currently evaluating other financing alternatives.

The Senior Note Agreement contains restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios. On August 11, 2008, we were granted a current quarter waiver of certain financial covenants. We also amended the Senior Note Agreement prospectively to revise certain financial covenants. The amendment excludes from the calculations of the covenants under the Senior Note Agreement the non-cash impairment charges incurred in the current quarter. The amendment also requires pro rata prepayments on the Senior Notes and the Revolving Credit Facility (“Facility”) once the balance of our Facility reaches a specific threshold amount. Giving effect to the most recent amendment, we are in compliance with all covenants as of July 2, 2008.

As of July 2, 2008, we had borrowings under our $45,000 Facility of $9,180 at a current interest rate of 4.94%. The Facility currently bears interest based on LIBOR plus 250 basis points, or the prime rate, at our election, and matures on January 30, 2009. We intend to either renew the Facility or negotiate a new facility prior to its maturity. On August 1, 2008, the borrowing capacity under the Facility was reduced to $40,000. On August 6, 2008, we were granted a current quarter waiver of certain financial covenants. We also amended the Facility prospectively to revise certain financial covenants by excluding from the calculation of the debt ratio under the Facility the non-cash impairment charges incurred in the current quarter and to reduce the borrowing capacity of our Facility to $30,000 through maturity. Giving effect to the most recent amendment, we are in compliance with all covenants as of July 2, 2008.

As a result of the May 2008 amendments, the Senior Note Agreements and the Facility are secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, fixtures and all other personal property. With the most recent amendments to the Senior Note Agreement and the Facility, we are prohibited from making cash dividends or repurchasing shares common stock of the Company. Effective November 21, 2008, our amended Senior Note Agreement will require us to secure the borrowings with certain real estate assets.

After giving consideration to the issues noted above and reference to the applicable accounting guidance in EITF No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” and SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor,” management does not believe it is probable that we will not comply with the amended covenants at measurement dates within the next twelve months. Accordingly, we have classified the borrowings under the Senior Note Agreement as noncurrent at July 2, 2008.

In addition, we have one mortgage which was assumed in the acquisition of KRI in fiscal 2005. The mortgage matures in August 2008, bears interest at a fixed rate of 5% and had an outstanding balance of $597 at July 2, 2008. We also have one note in the amount of $92 outstanding as of July 2, 2008 on a property in Jonesboro, Arkansas.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, our fiscal 2010,and will be effective for business combinations entered into after January 1, 2009. We are in the process of determining the effect, if any, that the adoption of SFAS 141(R) will have on our financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, our fiscal 2010. We are in the process of determining the effect, if any, that the adoption of FSP 142-3 will have on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Codification of Auditing Standards, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not anticipate that the adoption of SFAS 162 will materially impact our financial statements.

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

Risks Associated with Forward-Looking Statements
Certain statements contained in this report represent forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures or other financial items, as well as assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may” and other similar terminology. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to:

•	the poor performance or closing of even a small number of restaurants;
•	our ability to attract and retain guests;
•	the ability of our franchisees to operate profitable restaurants;
•	changes in guest preferences, tastes and dietary habits;
•	changes in minimum wage rates;
•	the availability and cost of qualified personnel;
•	fluctuations in food commodity prices and the availability of food commodities;
•	harsh weather conditions;
•	unfavorable publicity relating to food safety or food borne illness;
•	our ability to comply with the restrictions and covenants to our debt agreements;
•	our ability to renegotiate our debt agreements and refinance our current debt at similar rates;
•	our ability to effectively negotiate sale-leaseback transactions;
•	our ability to comply with existing and future governmental regulations;
•	our ability to adequately protect our trademarks, service marks and other components of our brand; and
•	other risks identified in the periodic reports we file with the Securities and Exchange Commission.

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

Pursuant to the terms of our Senior Note Agreement, we may from time to time borrow in increments of at least $5,000. The interest rate on the notes is based upon market rates at the time of the borrowing. Once the interest rate is established at the time of the initial borrowing, the interest rate remains fixed over the term of the underlying note. Borrowings under the Revolving Credit Facility bear interest at a rate based on LIBOR plus 250 basis points, or the prime rate, at our election.Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. At July 2, 2008 a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $15 and $60 on our quarterly and year-to-date net loss, respectively.

We purchase certain food products which may be affected by volatility in commodity prices due to weather conditions, supply levels and other market conditions. We utilize various purchasing and contract pricing techniques to minimize volatility but do not enter into financial derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 2, 2008.

    There have been no changes in our internal control over financial reporting that occurred during the current quarter ended July 2, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

    Effective August 11, 2008, and August 6, 2008, respectively, we entered into amendments to our Senior Note Agreement and Revolving Credit Facility (the “Facility”). The purpose of both of the amendments was to obtain waivers for non-compliance of debt covenants as of our quarter ended July 2, 2008. In addition, we prospectively amended certain financial covenants. Other changes to the agreements included pro rata prepayments on the Senior Note Agreement which requires the Company to make principal balance payments on a pro rata basis on the Senior Note Agreement in relation to the Facility balance, once the Facility balance reaches a certain threshold. In addition, effective August 6, 2008, the borrowing capacity of the Facility was reduced from $40,000 to $30,000.

    Copies of the amendments are filed as exhibits to this report and are incorporated herein in further response to this item.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.01	Restated By-laws as amended June 19, 2008 (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed June 24, 2008)

4.01	Ninth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated August 6, 2008

4.02	Amendment No. 8 to the Amended and Restated Note Purchase and Private Shelf Agreement dated August 11, 2008

10.01	First Amendment dated April 22, 2008 to Change in Control Agreement dated November 7, 2007 (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed May 9, 2008)

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008

THE STEAK N SHAKE COMPANY

By: /s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer, Vice President and Controller