Form 10-K
period 2008-09-24
STEAK & SHAKE CO
filed 2008-12-08
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended September 24, 2008

OR

 [   ]                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________  to  _________

Commission file number 0-8445
THE STEAK N SHAKE COMPANY (Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

36 S. Pennsylvania Street, Suite 500
Indianapolis, IN	46204
(Address of principal executive offices)	(Zip code)

 (317) 633-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Sec. 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, stated value $.50 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
Title of class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,”and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X
Non-accelerated filer (Do not check if smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___  No X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last day of the second fiscal quarter ended April 9, 2008 was approximately $184,670,513 based on the closing stock price of $7.39 per share on that day.

The number of shares of Common Stock outstanding at December 3, 2008 was 28,663,619.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.     BUSINESS.

General

The Steak n Shake Company (“we”, “us” or “Steak n Shake”) is engaged primarily in the ownership, operation, and franchising of Steak n Shake restaurants.  As of December 3, 2008, we had 415 Company-owned restaurants and 75 franchised restaurants located in 21 states.  Most Steak n Shake restaurants are open 24 hours a day, seven days a week.  Lunch and dinner sales account for approximately 38% and 45% of sales, respectively, while breakfast and late night sales account for 6% and 11% of sales, respectively.

Our fiscal year ends on the last Wednesday in September.  Accordingly, every five or six years, our fiscal year contains 53 weeks.  Fiscal years 2008, 2007, and 2006 each contained 52 weeks.  Our first, third, and fourth quarters contain 12 weeks and the second quarter contains 16 weeks (except in fiscal years when there are 53 weeks, in which case the fourth quarter contains 13 weeks).

Information related to our reportable segments may be found in Part II, Item 8 of this Form 10-K.

The Steak n Shake Concept

Steak n Shake is a classic American brand serving premium burgers and milk shakes.  Founded in 1934 in Normal, Illinois, the Company occupies a distinct niche in the restaurant industry by offering full-service dining with counter and dining room seating, as well as drive-thru and carry-out service.  Counter and dining room sales represent approximately 60% of the sales mix, while sales for off-premises dining represent approximately 40% of the sales mix.  Our menu features core items such as STEAKBURGER™ sandwiches, thin and crispy fries and hand-dipped milk shakes.  Our prices are generally less than those in most casual dining and family-style concepts, with an average check of approximately $7.37 per person.  During the peak lunch and dinner hours the average check, respectively, is approximately $7.28 and $7.67.

Fiscal Year 2008 Developments

New Leadership

There were several changes to our management team throughout the fiscal year.  During the fourth fiscal quarter, the Board of Directors appointed a new Chief Executive Officer.  Concurrent with this change in leadership, we began to implement a change in strategic direction, under which we are operating in a manner focused on generating cash.  As a result of this shift, we decided to forego certain planned initiatives, including software projects and a new restaurant opening.  In addition, several personnel changes resulted in severance expense.

Turnaround Plan

Under the direction of the new leadership the following goals were set:

●	To form a strong management team,
●	To achieve a low cost structure,
●	To maintain a sound balance sheet,
●	To establish a focused strategy, and
●	To execute the plan decisively.

Maximizing Intrinsic Value Per Share

Our long-term objective is to maximize intrinsic business value per share of the Company.  (Intrinsic value is computed by taking all future cash flows into and out of the business and then discounting the resultant number at an appropriate interest rate.)  Thus, our financial goal is to maximize free cash flow and return on invested capital.  We regard capital allocation as immensely important to creating shareholder value.

Strategy

Steak n Shake is a classic American brand, and we intend to lead and dominate the premium burger and milk shake segment of the restaurant industry.  We have chosen a focused strategy, namely, emphasizing our core — burgers, fries, milk shakes, and chili — which make up nearly 80% of our sales.  We aspire to be best-in-class in cleanliness, product, service, value, promotion, and menu.  It is critical that our food be distinctive, savory, and priced to attract higher frequency of return.  We are working on a new menu — to reduce it to clear and appealing choices and thus simplify.  We currently are working through several test markets to determine the most appetizing menu selections by simultaneously improving variety while discarding slow moving items.  We will add items to span the prices in the menu; a three-tiered pricing strategy bridging low, medium, and higher priced items is intended to boost customer traffic and profit.

Steak n Shake will celebrate its 75th anniversary in 2009, an ideal opportunity to capitalize on the heritage of the brand and reconnect with our fans.  Our marketing plan for calendar 2009 will stress our celebration of this memorable occasion.  As we reconnect generations of customers to our brand, we aspire for our restaurant décor to be clean, up-to-date, casual, and exciting, suitable for everyday enjoyment.  We will incorporate music into the stores, update color schemes, improve lighting, and stylize uniforms — all to spur excitement in our associates and customers.

Low Cost Structure

During fiscal year 2008, we reduced General and administrative expense by a net $7.1 million and believe that we can achieve additional savings in fiscal year 2009.  Moreover, we plan to reduce restaurant operating costs; because cost arrangements on outside services along with outmoded insurance programs have burdened the stores with noncompetitive overhead.

Balance Sheet

We recently amended our debt facilities.  The amendments include an extension of our Revolving Credit Facility to January 30, 2010, revised financial covenants, and obtained an extension on the requirement to provide collateral under our Senior Note Agreement.

We own the land and buildings of 164 properties and 20 parcels of land.  Included in the 164 owned properties are 146 Company-owned and operating restaurants, 14 improved properties, two restaurants that have been leased to franchisees, a division office, and a warehouse facility.  At the end of fiscal year 2008, we have $25.4 million in assets held for sale which includes the 14 improved properties and 20 parcels of land which were previously purchased for development.

Geographic Concentration and Restaurant Locations

During fiscal year 2008, approximately 43.1% of our net sales were derived from five defined market areas: St. Louis, Missouri (11.9%); Indianapolis, Indiana (11.6%); Orlando, Florida (7.1%); Chicago, Illinois (6.5%); and Atlanta, Georgia (6.0%).

The following table lists the locations of the 490 Steak n Shake restaurants, including 75 franchised units, as of December 3, 2008:

	Company-Owned	Franchised	Total
Alabama	2	3	5
Arkansas	–	2	2
Florida	81	1	82
Georgia	23	7	30
Illinois	63	6	69
Indiana	68	2	70
Iowa	3	–	3
Kansas	–	4	4
Kentucky	14	1	15
Michigan	19	–	19
Mississippi	–	1	1
Missouri	39	21	60
North Carolina	6	6	12
Ohio	63	–	63
Oklahoma	–	4	4
Pennsylvania	6	2	8
South Carolina	1	2	3
Tennessee	9	9	18
Texas	18	1	19
West Virginia	–	1	1
Wisconsin	–	2	2

Total	415	75	490

Restaurant Operations

To provide an enjoyable dine-in, carry-out, or drive-thru experience, we must have competent and skilled restaurant management at each location.  A typical Steak n Shake restaurant’s management team consists of a general manager, a restaurant manager and from one to two managers.  The number of managers varies depending upon the sales volume of the unit.  Each restaurant’s General Manager has primary responsibility for the day-to-day operations of the restaurant and is responsible for maintaining our operating standards and procedures.  The General Manager holds the responsibility for the unit’s profitability and their bonus is partially based on meeting or exceeding the financial plan’s expected store sales and profitability.  In addition to day-to-day operations, the General Manager is involved in the planning and budgeting process for their restaurant.  An experienced, well-trained General Manager promotes compliance with our high standards for food quality, cleanliness, and guest service, ensures that all health and safety requirements are met and ensures compliance with applicable state labor laws.  We seek to employ managers who focus on delivering superior guest service.

As part of our commitment to improving our standards of execution, we emphasize strengthening each manager’s skills and capabilities through development, evaluation, and reward systems.  Associates are encouraged to learn new skills to aid in their professional growth and to create greater opportunities for advancement.  The management development process is designed to not only meet our current management needs, but to provide for our future growth needs as well.

Guest Satisfaction and Quality Control

We monitor guest satisfaction at Company-owned units primarily through formal inspections by management and training personnel.  Franchised restaurants are monitored through periodic inspections by franchise field operations personnel, guest satisfaction surveys, and a mystery shopper program, in addition to internal management oversight procedures.  These guest satisfaction measurement tools provide data for both continuing and improving our excellence in customer service.

Purchasing and Distribution Center Operations

We operate one distribution center in Bloomington, Illinois from which food products (except for items purchased by the restaurants locally such as bakery goods, produce, and dairy products) and restaurant supplies are delivered to 109 Company-owned and 11 franchised restaurants.  The restaurants served by the distribution center are located in the Midwest (primarily in Illinois, Missouri, Iowa, and Wisconsin).  Our semi-trailers handle refrigerated products, frozen products, and dry goods in the same delivery trip.  The restaurants that are not serviced by the distribution center obtain Company-approved food products and supplies from two separate independent distributors: one with locations in Orlando, Florida and Pryor, Oklahoma, and the other with a location in Zanesville, Ohio.

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

Branding

Our marketing strategy for 2008 was driven by a focus on our core menu items, including STEAKBURGER™ sandwiches, fries and milk shakes.  Our goal is to build brand loyalty and increase purchase frequency.  We principally advertise through television, radio, outdoor billboards, and coupon inserts.

Franchising

Our franchising program extends our brand name recognition to areas in which we have no current development plans and generates additional revenues without substantial investment.  Our expansion plans include seeking qualified new franchisees and expanding our relationships with current franchisees.  We also take advantage of opportunities to refranchise certain Company-owned restaurants that are typically located in tertiary markets.  During fiscal year 2008, we refranchised a total of eight Company-owned restaurants to three new franchisees, and subsequent to year-end we refranchised an additional seven restaurants to one existing franchisee.

 Franchisees undergo a selection process supervised by the Vice President, Development, and require final approval by senior management.  We typically seek franchisees with both the financial resources necessary to fund successful development and significant experience in the restaurant/retail business.  We assist franchisees with the development and ongoing operation of their restaurants.  Our management personnel assist franchisees with site selection, approve all restaurant sites, and provide prototype plans and construction support and specifications.  Our staff provides both on-site and off-site instruction to franchised restaurant management and associates.

All franchised restaurants are required to serve only Steak n Shake approved menu items.  Access to services such as our distribution center and POS system enables franchisees to benefit from our purchasing power and assists us in monitoring compliance with our quality standards and specifications.

The standard Steak n Shake unit franchise agreement has an initial term of 20 years.  Among other obligations, the standard agreement requires franchisees to pay an initial franchise fee of $40,000 for the first restaurant in a market, $35,000 for the second unit, and $30,000 for each subsequent unit, as well as continuing royalty fees and service fee based on adjusted gross receipts.  The standard franchise agreement also requires the franchisee to pay 5% of gross sales for advertising.  For more information on franchising opportunities, visit our web site at www.steaknshake.com/franchise.

Competition

The restaurant business is one of the most intensely competitive industries in the United States, with price, menu offerings, location, and service all being significant competitive factors.  Our competitors include countless national, regional and local establishments.  In all of our market areas, there are established competitors with financial and other resources which are greater than ours.  We face competition for sites on which to locate new restaurants, as well as for restaurant associates and guests.  The restaurant business is often affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends.  The performance of individual restaurants may be affected by factors such as traffic patterns, demographic factors, harsh weather conditions, and the type, number, and location of competing restaurants.  Additional factors that may adversely affect the restaurant industry in general, and our restaurants in particular, are increases in food, labor and associate benefit costs, negative publicity surrounding food quality or safety issues, and difficulty in attracting qualified management personnel and hourly associates.

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

Employees

Currently, we employ approximately 20,000 associates, of which approximately two-thirds are part-time hourly associates.  We consider our employee relations to be good and believe that we are providing working conditions and wages that compare favorably with the industry.

Trademarks

“Steak n Shake®”, “Steak ’n Shake Famous For Steakburgers®”, “Famous For Steakburgers®”, “Takhomasak®”, “Faxasak®”, “Original Steakburgers®”, “In Sight It Must Be Right®”, “Steak n Shake It’s a Meal®”, “The Original Steakburger®”, “The “Wing and Circle”® logo”, “Steak n Shake In Sight it Must be Right®”, “Takhomacup®”, “Takhomacard®”, “Banawberry®”, “Banocolate®”, “Strawnilla®”, “Vanocha®”,  “Sippable Sundaes®”, “Side-by-Side®”, “Bits ‘n Pieces®”, “Exactly The Way You Want It®”, and the Company’s “storefront design”® are among the federally registered trademarks and service marks we own.  “Original Double Steakburger®”, “Takhomameal™”, and “Takhomaparty™” are among the trademarks and service marks we own or for which federal registration applications are currently pending.  We protect our trademark rights by appropriate legal action whenever necessary.

Information Available on our Web Site

We make available through a link on our web site, free of charge, our filings with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after we file them electronically with, or furnish them to, the SEC.  The reports we make available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents.  In addition, corporate governance documents such as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistleblower Policy, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, and Audit Committee Charter are posted on our web site and are available without charge upon written request.  Our web site link is www.steaknshake.com and the link to SEC filings and corporate governance documents is www.steaknshake.com/investing.html.  Our web site and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

Executive Officers of the Registrant

    The following table sets forth information regarding our executive officers:

Name	Age	Position with Company	Since

Sardar Biglari(1)	31	Chief Executive Officer-
		The Steak n Shake Company	2008
		Steak n Shake Enterprises, Inc.	2008
		Executive Chairman -
		The Steak n Shake Company	2008
		Steak n Shake Operations, Inc.	2008
		Steak n Shake Enterprises, Inc	2008

Duane E. Geiger	46	Interim Chief Financial Officer-
		The Steak n Shake Company	2008
		Steak n Shake Enterprises, Inc.	2008
		Controller -
		The Steak n Shake Company	2004
		Steak n Shake Enterprises, Inc.	2006
		Vice President -
		The Steak n Shake Company	1995
		Steak n Shake Enterprises, Inc.	2006

Omar Janjua	50	Executive Vice President, Operations -
		The Steak n Shake Company	2007
		Steak n Shake Operations, Inc.	2007

David C. Milne	41	Vice President -
		The Steak n Shake Company	2007
		Steak n Shake Enterprises, Inc.	2007
		General Counsel -
		The Steak n Shake Company	2003
		Steak n Shake Enterprises, Inc.	2006
		Corporate Secretary -
		The Steak n Shake Company	2004
		Steak n Shake Enterprises, Inc.	2006

Dennis Roberts	59	Senior Vice President, Operations Excellence -
		The Steak n Shake Company	2008
		Steak n Shake Operations, Inc.	2008

Michael Williams	46	Senior Vice President, Chief Marketing Officer -
		The Steak n Shake Company	2008
		Steak n Shake Enterprises, Inc.	2008

(1) Member of the Board of Directors of the Company

    Mr. Biglari was elected Executive Chairman of the Board in June 2008 and appointed Chief Executive Officer in August 2008 following his election to the Board of Directors at the 2008 Annual Meeting of Shareholders.  In addition, Mr. Biglari serves as the Chairman and Chief Executive Officer of Biglari Capital, the general partner of the Lion Fund L.P., a private investment fund, since its inception in 2000.  He has also serves as the Chairman of the Board of Western Sizzlin Corp., since 2006 and as its Chief Executive Officer since 2007.

    Mr. Geiger was named Interim Chief Financial Officer in July 2008.  He has also served as Vice President, Controller since 2004.  Prior thereto, Mr. Geiger was Vice President, Information Systems, Financial Planning and Treasurer, and he served in other various capacities within the Company since 1993.

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

    Mr. Roberts joined us as Senior Vice President, Operations Excellence in September 2008.  Prior to joining Steak n Shake, Mr. Roberts served as a Senior Business Advisor at Results Oriented Individuals from 2006 to 2008, as President of DJR Health & Fitness Solutions, Inc. from 2004 to 2006, and as Executive Vice President, Chief Operating Officer of Dollar Financial Group, Inc.from 2001 to 2004.  Mr. Roberts also has over 20 years of experience in the restaurant industry, serving in executive roles at Unos Restaurant Corporation and Friendly Ice Cream Corporation.

    Mr. Williams joined us as Senior Vice President, Chief Marketing Officer in October 2008.  Prior to joining Steak n Shake, Mr. Williams served as Senior Vice President, Marketing for Direct General Corporation, Inc., from 2007 to 2008, and as Vice President of Marketing for The Krystal Company from 2000 to 2007.

    Our executive officers are appointed annually by the Board of Directors.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a degree of risk.  These risks should be considered carefully with the uncertainties described below, and all other information included in this Annual Report on Form 10-K, as well as other filings that we make from time to time with the SEC, before deciding whether to purchase our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business, financial condition,results or operations,or cash flows.  The occurrence of any of the following risks could harm our business, financial condition, results of operations, or cash flows.  The trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing.  Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may,” and other similar terminology.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  These forward-looking statements are all based on currently available operating, financial,and competitive information and are subject to various risks and uncertainties.  Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to, the risks and uncertainties discussed below.  Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.  We undertake no obligation to publicly update or revise them, except as may be required by law.

Our operating results may continue to decline if our plans to increase store traffic on a profitable basis are not successful.

We have experienced ongoing declines in our guest count and same store sales for several years, a decrease which negatively impacts our operating results and cash flows.  The Company is addressing declines in store traffic under the direction of new leadership.  If our plans are not successful, we may face continuing deterioration in our operating results.

We face continually increasing competition in the restaurant industry for guests, staff, locations, and new products, which may prevent us from reversing our deteriorating operating performance.

Our business is subject to intense competition with respect to prices, services, locations, qualified management personnel, and quality of food.  We compete with other food service operations, with locally-owned restaurants, and with other national and regional restaurant chains that offer the same or similar types of services and products.  Some of our competitors may be better established in the markets where our restaurants are or may be located.  Changes in consumer tastes; national, regional, or local economic conditions; demographic trends; traffic patterns and the types, numbers and locations of competing restaurants often affect the restaurant business.  There is active competition for management personnel and for attractive commercial real estate sites suitable for restaurants.  In addition, factors such as inflation, increased food, labor, equipment, fixture, and benefit costs, as well as difficulty in attracting qualified management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.  If our strategy does not improve same store sales, our operating results and business will be adversely affected.

The recent disruptions in the overall economy and the financial markets may adversely impact our business.

The restaurant industry has been affected by current economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns.  The recent disruptions in the overall economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, which could be harmful to our financial position and results of operations.  As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations.  In addition, macro economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets.  The disruption in the credit markets may also adversely affect the availability of financing for our franchisees’ expansions and operations, and could impact our vendors’ ability to meet supply requirements.  There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.

Our cash flows and financial position could be negatively impacted if we are unable to comply with the restrictions and covenants to our debt agreements.

We currently maintain debt instruments which include restrictions and covenants that require quarterly compliance.  If we fail to meet those restrictions and covenants our operations and business may be negatively impacted.

The continued significant decline in the market price of our common stock could adversely affect our goodwill impairment analysis.

Goodwill of the Company is tested for impairment annually, or when there are indicators for impairment, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  We are still in the process of completing our analysis for fiscal 2008.  However, based on our analysis performed to date, we do not believe a material impairment is probable based on the estimated fair value determined at the annual assessment date.

As a result of the significant decline in the market price of the Company’s common stock subsequent to the end of fiscal year 2008, the Company’s market capitalization is below the carrying value of the Company’s assets, and may require us to perform additional impairment analyses.  If it is determined that an impairment loss should be recognized on goodwill, the Company’s reported results could be adversely affected.

We may be required to recognize additional impairment charges on our long-lived assets, which would adversely affect our results of operations and financial position.

Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets and amortized intangible assets are reviewed when indicators of impairment are present.  Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset.  Identifiable cash flows are generally measured at the restaurant level.  The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance.  Management’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance.  If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

    Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance.  As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge.

Fluctuations in commodity and energy prices and the availability of commodities, including beef, fried products, poultry, and dairy, could affect our business.

A significant component of our costs is related to food commodities, including beef, fried products, poultry, and dairy products, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, changes in international commodity markets, and other factors.  If there is a substantial increase in prices for these food commodities, our results of operations may be negatively affected.  In addition, we are dependent upon frequent deliveries of perishable food products that meet certain specifications.  Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather, or other conditions could adversely affect the availability, quality, and cost of ingredients, which would likely lower revenues, damage our reputation, or otherwise harm our business.

The inability of our franchisees to operate profitable restaurants may negatively impact our financial performance.

We operate a franchise program and collect royalties, and marketing and service fees from the franchisees.  The ability of franchisees to generate profits impacts our overall profitability and brand recognition.

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

Due to our smaller restaurant base and geographic concentration, our operating results could be materially and adversely affected by the negative performance of, or the decision to close, a small number of restaurants.

Our restaurant base is smaller and less geographically diverse than many other restaurant chains.  Accordingly, poor operating results in one or more of our markets or the decision to close even a relatively small number of underperforming restaurants could materially and adversely affect our business, financial conditions, results of operations, or cash flows.

Changes in guest preferences for casual dining styles or menu items could adversely affect our financial performance.

Changing guest preferences, tastes, and dietary habits can adversely impact our business and financial performance.  We offer a large variety of entrees, side dishes, and desserts, and our continued success depends, in part, on the popularity of our product offerings and casual style of dining.  A change in guest preferences away from this dining style or our offerings in favor of other dining styles or offerings may have an adverse effect on our business.

The inability to attract qualified associates, an increase in labor costs, or labor shortages could harm our business.

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

Adverse weather conditions or losses due to casualties could negatively impact our operating performance.

Although we maintain, and require our franchisees to maintain, property and casualty insurance to protect against property damage caused by casualties and natural disasters, instances of inclement weather, flooding, hurricanes, fire, and other acts of God can adversely impact our sales in several ways.  Many of our restaurants are located in the Midwest and Southeast portions of the United States.  During the first and second fiscal quarters, restaurants in the Midwest may face harsh winter weather conditions.  During the first and fourth fiscal quarters, restaurants in the Southeast may experience hurricanes or tropical storms.  These harsh weather conditions may make it more difficult for guests to visit our restaurants, or may necessitate the closure of our restaurants for a period of time due to physical damage or a shortage of employees resulting from unsafe road conditions or an evacuation of the general population.  If guests are unable to visit our restaurants, or if our restaurants are closed as the result of inclement weather, our sales and operating results may be negatively affected.

Unfavorable publicity could harm our business.

Restaurant chains such as ours can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, food-borne illness, personal injury caused by food tampering, adverse health effects (including obesity), or other concerns stemming from one or a limited number of restaurants.  Regardless of whether the allegations or complaints are valid, given our geographic concentration, unfavorable publicity relating to just one of our restaurants could adversely affect public perception of the entire brand, which could immediately and severely damage sales, and accordingly, profits.  If guests become ill from food-borne illnesses, we could also be forced to temporarily close some restaurants.  In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, due to negative publicity about the restaurant industry, adversely affect sales.

Ownership and leasing of significant amounts of real estate exposes us to possible liabilities.

We own the land and building or lease the land and/or the building for our restaurants.  Accordingly, we are subject to all of the risks associated with owning and leasing real estate.  In particular, the value of our assets could decrease, and our costs could increase because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of restaurants in an area, or liabilities for environmental conditions.  We generally cannot cancel our leases.  If we decide to close an underperforming existing store, or if we decide not to open a planned future store, we may, nonetheless, be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the remainder of the lease term.  In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

We are subject to health, employment, environmental, and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation, damage our reputation, and lower profits.

We are subject to various federal, state, and local laws and regulations affecting our business.  Restaurant operations are also subject to licensing and regulation by state and local departments setting standards for health, food preparation, sanitation, and safety; federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions, child labor, tip credits, and citizenship requirements); federal and state laws prohibiting discrimination; and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990.  If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be accordingly harmed. Injury to our reputation would, in turn, likely reduce revenues and profits.

The development and construction of restaurants is subject to compliance with applicable zoning, land use, and environmental regulations.  Difficulties in obtaining, or failure to obtain, the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

In recent years, there has been an increased legislative, regulatory, and consumer focus on nutrition and advertising practices in the food industry.  As a result, we may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses.  The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states, and to rules promulgated by the U.S. Federal Trade Commission.  Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationship with franchisees.  Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales.

We may not be able to adequately protect our intellectual property, which could decrease the value of our brand and products.

The success of our business depends on the continued ability to use the existing trademarks, service marks, and other components of our brand to increase brand awareness and further develop branded products.  While we take steps to protect our intellectual property, our rights to our trademarks could be challenged by third parties or our use of these trademarks may result in liability for trademark infringement, trademark dilution, or unfair competition, adversely affecting our profitability.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Office, Warehouse, and Distribution Facilities:
.
Use	Location	Own/Lease
Division Office	Orlando, FL	Lease
Division Office	Atlanta, GA	Lease
Division Office	Chicago, IL	Lease
Distribution Center / Division Office	Bloomington, IL	Lease
Warehouse	Bloomington, IL	Own
Executive Office / Division Office	Indianapolis, IN	Lease
Division Office	St. Louis, MO	Own
Division Office	Cincinnati, OH	Lease
Division Office	Columbus, OH	Lease

Restaurant Properties:

As of December 3, 2008, we operated 269 leased and 146 owned restaurants located primarily in the Midwest and Southeast portions of the United States.  We assist qualified franchisees with financing by purchasing or leasing land, constructing the restaurant, and then leasing or subleasing the land and building to the franchisee.  We lease the land and building for these properties as the primary lessee.  As of December 3, 2008, we had the following interests in properties that are being operated by franchisees pursuant to lease or sublease agreements:

Franchised Location	Own/Lease
Columbus, GA	Lease
Macon, GA	Lease
Macon, GA	Own
Warner Robins, GA	Lease
Lawrence, KS	Lease
Olathe, KS	Own
Overland Park, KS	Lease
Topeka, KS	Lease
Columbia, MO	Lease
Kansas City, MO	Lease
Lee's Summit, MO	Lease
Chattanooga, TN	Lease
Houston, TX	Ground Lease

Additionally, we own a Jeffersontown, Kentucky property no longer in operation that we lease to a third party.  We have land and building lease obligations on former restaurants in Rolling Meadows, Illinois and Columbus, Ohio that are subleased to third parties.  We also have one ground lease for a property in Bloomington, Indiana that is subleased to a third party.

Sublease rentals cover substantially all of our obligations under the primary leases.

            We believe that our properties are suitable, adequate, well-maintained, and sufficient for the operations contemplated.  See “Geographic Concentration and Restaurant Locations” in Item I for additional information regarding our restaurant properties.

ITEM 3.    LEGAL PROCEEDINGS.

We are engaged in various legal proceedings and have certain unresolved claims pending.  The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time.  However, management believes, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material adverse effect on our results of operations, financial position, or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price Range/Stock Trading

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol SNS.  The high and low closing sales prices for our common stock, as reported on the NYSE for each quarter of the past two fiscal years, are shown below:

	2008		2007
	High	Low	High	Low

First Quarter	$15.98	$10.43	$19.25	$16.53

Second Quarter	$11.24	$7.39	$18.08	$16.43

Third Quarter	$8.12	$6.05	$17.13	$14.78

Fourth Quarter	$8.53	$5.58	$17.22	$13.46

We did not pay cash dividends on our common stock during the last two fiscal years.  Our credit agreements prohibit us from paying cash dividends, and we do not anticipate the payment of cash dividends in the near future.  As of December 3, 2008, there were approximately 8,000 record holders of our common stock.

Comparison of Five-Year Cumulative Total Return

      The preceding stock price performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent that we specifically incorporate it by reference into such filings.

The “Equity Compensation Plan Information” required by Item 201(d) of Regulation S-K will be contained in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed on or before January 22, 2009, and such information is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATING DATA
The Steak n Shake Company
(Amounts in 000s, except per share data)

	September 24, 2008	September 26, 2007	September 27, 2006	September 28, 2005	September 29, 2004

Statement of Operations Data:
Total revenues	$610,061	$654,142	$638,822	$606,912	$553,692
Net (loss) earnings	$(22,979)	$11,808	$28,001	$30,222	$27,591

Per share data:
Basic (loss) earnings per common and common equivalent share	$(0.81)	$0.42	$1.01	$1.10	$1.01

Diluted (loss) earnings per common and common equivalent share	$(0.81)	$0.42	$1.00	$1.08	$1.00

Basic weighted average shares (in thousands)	28,254	28,018	27,723	27,500	27,385
Diluted weighted average shares and share equivalents (in thousands)	28,254	28,216	28,039	28,059	27,711

Statement of Financial Position Data:
Total assets	$520,136	$565,214	$542,521	$474,657	$435,853
Long-term debt
Obligations under leases	134,809	139,493	143,996	147,615	144,647
Other long-term debt	15,783	16,522	18,802	6,315	9,429
Shareholders' equity	$283,579	$303,864	$287,035	$252,975	$218,932

SELECTED FINANCIAL AND OPERATING DATA
The Steak n Shake Company

	September 24, 2008	September 26, 2007	September 27, 2006	September 28, 2005	September 29, 2004
Other data:
Number of restaurants:
Company-owned	423	435	429	399	365
Franchised	68	57	48	49	60
	491	492	477	448	425

Approximate number of employees	20,000	22,000	23,000	21,500	20,000
Approximate number of shareholders	8,000	8,000	12,000	13,500	13,500

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Steak n Shake Company
(Years ended September 24, 2008, September 26, 2007, and September 27, 2006)
(Amounts in $000s, except per share data)

In the following discussion, the term “same store sales” refers to the sales of only those units open 18 months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

We have a 52/53 week fiscal year ending on the last Wednesday in September.  Fiscal years 2008, 2007, and 2006, which ended on September 24, 2008, September 26, 2007, and September 27, 2006, respectively, each contained 52 weeks.

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and related notes found elsewhere in this Annual Report.

Fiscal Year 2008

In fiscal year 2008, total revenues decreased 6.7% to $610,061 as compared to $654,142 in fiscal year 2007.  The decrease in revenues resulted from a same-store sales decline of 7.1% during fiscal year 2008.  The net loss for fiscal year 2008 was $22,979, or $0.81 per diluted share, compared to net earnings of $11,808, or $0.42 per diluted share in the prior fiscal year.  The fiscal year 2008 results included $14,858 ($9,212, or $0.33 per diluted share, net of tax) of non-cash impairment charges and store closing costs, including charges related to a group of stores that we closed in the fourth quarter of fiscal year 2008 and restaurants that were impaired because the carrying values of their underlying assets exceeded their expected future undiscounted cash flows.  Also included is a store closure charge of $514 arising from early termination of a lease on a property.  In comparison, fiscal year 2007 included an impairment charge of $5,369 ($3,329, or $0.12 per diluted share, net of tax), which was offset by a $193 gain on the sale of two restaurants closed during a prior year.

During fiscal year 2008, we opened nine new Company-owned restaurants, closed 13 underperforming restaurants, and refranchised eight restaurants to franchisees, which brought the total Company-owned units to 423 as of September 24, 2008.  Also during fiscal year 2008, our franchisees opened five new restaurants and closed two restaurants, bringing the total number of franchised units to 68 on September 24, 2008.  Subsequent to year-end, we closed one Company-owned restaurant and refranchised seven Company-owned restaurants to franchisees.

In fiscal year 2008, we analyzed the impact of modifying the operating hours of certain restaurants that were not profitable during the overnight hours.  Our analysis led us to reduce the number of restaurants that operate on a 24-hour, seven-day-a-week platform.  Currently, approximately 75% of our restaurants continue to operate 24 hours a day, seven days a week.  The remaining 25% of restaurants have varying hours that best suit the demographics and customer demands in the areas in which they operate.

New management, during the fourth quarter of fiscal year 2008, enacted a change in strategic direction under which we began to operate in a manner designed to generate cash.  As a result of this shift, we decided to forego certain planned initiatives, including software projects and construction of a new restaurant.  In addition to the foregoing, several personnel changes resulted in severance expense.  The non-cash write-offs, severance expense, and other expenditures resulting from these strategic changes during fiscal year 2008 was $4,074, net of tax.  Refer to Part I, Item I of this Form 10-K for information regarding new management’s strategy and turnaround plan.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates and our assumptions based on historical experience and other factors that are believed to be relevant under the circumstances.  Actual results may differ from these estimates under different assumptions or circumstances.

We believe the following critical accounting estimates represent our more significant judgments and estimates used in preparation of our consolidated financial statements.

Long-lived Assets - Impairment and Classification as Held for Sale

We review our restaurants for impairment on a restaurant-by-restaurant basis when events or circumstances indicate a possible impairment.  We test for impairment by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset.  If the total estimated future cash flows are less than the carrying amount of the asset, the carrying value is written down to the estimated fair value, and a loss is recognized in earnings.

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

Because depreciation and amortization expense is based upon useful lives of assets and the net salvage value at the end of their lives, significant judgment is required in estimating this expense.  Additionally, the future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were to be sold, and other financial and economic assumptions.  There is also judgment involved in estimating timing of completing the sale of an asset.  Accordingly, we believe that accounting estimates related to long-lived assets are critical.

Insurance Reserves

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, and auto liability insurance programs.  In 2006, we began to self-insure our group health insurance risk.  We purchase reinsurance for individual and aggregate claims that exceed predetermined limits.  We record a liability for all unresolved claims and our estimates of incurred but not reported (“IBNR”) claims at the anticipated cost to us.  The liability estimate is based on information received from insurance companies, combined with management’s judgments regarding frequency and severity of claims, claims development history, and settlement practices.  Significant judgment is required to estimate IBNR claims as parties have yet to assert a claim, and therefore the degree to which injuries have been incurred and the related costs have not yet been determined.  Additionally, estimates about future costs involve significant judgment regarding legislation, case jurisdictions, and other matters.  Accordingly, management believes that estimates related to self-insurance reserves are critical.  Our reserve for self-insured liabilities at September 24, 2008 and September 26, 2007 were $6,374 and $7,037, respectively.  The decrease reflects a reduction in the size and number of open workers’ compensation claims.

Income Taxes

We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse.  We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings.  Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future.  We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded.  Accordingly, we believe estimates related to income taxes are critical.  Based on 2008 results, a change of 1% in the annual effective tax rate would have an impact of $348 on net loss.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), on September 27, 2007, the beginning of fiscal year 2008.  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  As a result of the implementation of FIN 48, we recognized an increase of $614 in the liability for unrecognized tax benefits, which was accounted for as a reduction of $312 to retained earnings and $302 to deferred taxes as of the adoption date.  Our estimates of the tax benefit from uncertain tax positions may change in the future due to new developments in each matter.

For additional information regarding the adoption of FIN 48, see Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  The analysis of potential impairment of goodwill requires a two-step approach.  The first step is the estimation of fair value of each reporting unit.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.  We use both market and income approaches to derive fair value.  The valuation methodology and underlying financial information included in our determination of fair value require significant judgments to be made by management.  The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.  Accordingly, we believe that accounting estimates related to goodwill and other intangible assets are critical.

Our calculation of the fair value of the reporting units considers current market conditions existing at the assessment date.  Due to the significant decline in the market price of our common stock subsequent to the end of our fiscal year 2008, it is probable that we will need to update our impairment analysis during our first quarter of fiscal year 2009.  We can provide no assurance that a material impairment charge will not occur in future periods as a result of these analyses.

Leases

We lease certain properties under operating leases.  We also have many lease agreements that contain rent holidays, rent escalation clauses and/or contingent rent provisions.  We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty.  We use a time period for our straight-line rent expense calculation that equals or exceeds the time period used for depreciation.  In addition, the rent commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take access to the grounds for build out.  As the assumptions inherent in determining lease commencement and expiration dates and other related complexities of accounting for leases involve significant judgment, management has determined that lease accounting is critical.

Results of Operations

In the following table is set forth the percentage relationship to total revenues, unless otherwise noted, of items included in Consolidated Statements of Operations for the periods indicated:

	2008	2007	2006
Revenues:
Net sales	99.3%	99.4%	99.4%
Franchise fees	0.7	0.6	0.6
Total revenues	100	100	100

Costs and expenses:
Cost of sales (1)	24.9	23.1	22.6
Restaurant operating costs (1)	55.7	51.8	50.3
General and administrative	8.3	8.8	8.3
Depreciation and amortization	5.5	4.9	4.5
Marketing	4.7	4.4	4.3
Interest	2.3	2.1	1.8
Rent	2.4	2.1	1.9
Pre-opening costs	0.2	0.4	0.6
Asset impairments and provision for restaurant closings	2.4	0.8	–
Other income, net	(0.3)	(0.3)	(0.4)

(Loss) earnings before income taxes	(5.7)	2.3	6.6

Income taxes	(1.9)	0.5	2.2

Net (loss) earnings	(3.8)%	1.8%	4.4%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

 (Amounts in $000s)

Fiscal Year 2008 compared with Fiscal Year 2007

Net (Loss) Earnings

We recorded a net loss of ($22,979), or ($0.81) per diluted share for the current fiscal year, as compared with net earnings of $11,808, or $0.42 per diluted share in fiscal year 2007.  The decrease was primarily driven by the decline in same store sales, increases in cost of sales and restaurant operating costs, and $14,858 ($9,212, net of tax) of non-cash impairment and store closing costs, which had an impact of $0.33 per diluted share.  Comparatively, fiscal year 2007 earnings included $5,176 ($3,209, net of tax) of net non-cash impairment, which had an impact of $0.11 per diluted share.

Net Sales

In fiscal year 2008, net sales decreased 6.8% from $650,416 to $606,076 primarily due to the decline in same store sales.  Same store sales decreased 7.1% due to a decline in guest traffic of 10.0%, which was partially offset by a 2.9% increase in average guest expenditure.  The increase in average guest expenditure results primarily from menu price increases of 3.3%, which are made up of the annualization of fiscal year 2007 price increases in addition to a 2.1% increase in the first quarter of fiscal year 2008.  These price increases were implemented to offset minimum wage and commodity cost pressures.

Franchise fees increased 7.0% during fiscal year 2008.  The increase is primarily the result of growth in the number of franchised units from 57 at the end of fiscal year 2007 to 68 at the end of fiscal year 2008.  The increase in franchise fees was offset by a decrease in franchisee same store sales of 7.3%, which resulted in lower royalty fees accrued.

Cost and Expenses

Cost of sales was $151,188 or 24.9% of net sales, compared with $150,286 or 23.1% of net sales in fiscal year 2007.  The increase as a percentage of net sales reflected higher commodity costs (primarily dairy, beef, and fried products), new menu items with higher percentage food cost (including improved entrée salads, chicken sandwiches, and the introduction of fruit sides), and operational inefficiencies from implementing the new product mix.

Restaurant operating costs were $337,786 or 55.7% of net sales compared to $336,955 or 51.8% of net sales in fiscal year 2007.  Higher utility costs and repairs and maintenance caused an increase of $2,510 over the prior fiscal year, which included $355 of incremental repairs and maintenance related to strategic changes executed in the fourth fiscal quarter.  Outside services increased $1,060 in fiscal year 2008 due to the addition of a new contractor and more frequent snow removal services attributable to unfavorable weather conditions during the second fiscal quarter.  These increases were offset by a decline in labor and fringes of $2,640 during fiscal year 2008.

General and administrative expenses decreased $7,100 (12.3%) to $50,425 for fiscal 2008.  Specifically, $5,360 of the decrease resulted from lower salaries, wages, and fringes due to reductions in staffing that occurred during the fourth quarter of fiscal year 2007 and during fiscal year 2008.  Planned cutbacks in outside consulting services and bonuses and stock compensation contributed an additional $3,450 of cost savings, and travel and relocation expenses declined $1,270.  These reductions were partially offset by a $2,540 increase in the loss on disposal and abandonment of assets and a $1,780 increase in legal and professional services.  In fiscal year 2008, General and administrative expense included severance costs of approximately $2,400, $500 in proxy-related fees, and $435 in consulting fees for a fixed asset tax study.  Fiscal year 2007 General and administrative expense included $1,900 of restructuring and severance expenses.

Depreciation and amortization expense was $33,659 or 5.5% of total revenues, versus $32,185 or 4.9% of total revenues in fiscal year 2007.  The increase was primarily due to the addition of nine new restaurants, the new POS system put in service during fiscal year 2008, restaurant equipment, and the impact of negative same store sales on fixed costs.

Rent expense increased slightly as a percentage of total revenues primarily as a result of the decline in same store sales, as well as increases in rental rates for new unit leases.

Pre-opening expense decreased 52.7% to $1,272 due to opening fewer new restaurants in fiscal year 2008 compared to fiscal year 2007.  We opened nine new restaurants during fiscal year 2008 compared to 16 in fiscal year 2007.  The decrease is also due to variances in the timing of when pre-opening costs are incurred in relation to when the stores are opened.  All the Company-owned restaurant openings for fiscal year 2008 were completed in the first and second quarters, and there are no planned Company-owned restaurant openings for fiscal year 2009.

Asset impairments and provision for restaurant closings for fiscal year 2008 was $14,858 or 2.4% of total revenues, versus $5,176 or 0.8% of total revenues in fiscal year 2007.  The fiscal year 2008 charge includes $8,858 related to restaurants for which current operating performance is significantly below our expectations, and the carrying values of these properties exceed the expected future undiscounted cash flows to be generated by the underlying assets; $5,009 related to stores we closed during the fourth fiscal quarter; $514 related to a fee for early termination of a lease for a store that was closed subsequent to year-end; and $477 related to stores involved in a sale-leaseback transaction whose net book values exceeded their fair values.  The fiscal year 2007 asset impairment and provision for restaurant closings of $5,176 related to the planned closure or sale of 14 restaurant properties and was offset by the impact of net gains on properties sold in excess of previously recorded impairments.

Our fiscal year 2008 effective income tax rate increased to 33.9% from 20.6% in the prior fiscal year.  The prior fiscal year’s effective tax rate was lower primarily due to the proportionate effect of increased federal income tax credits when compared to annual pre-tax (loss) earnings.  For the current fiscal year, we elected to forego claiming any federal income tax credits in order to maximize the cash refund generated from the net operating loss carryback of the fiscal 2008 taxable loss.  This resulted in recording substantially less income tax benefit in fiscal 2008 versus fiscal year 2007.  The current fiscal year decrease in income tax benefit for electing to forego claiming any federal income tax credits is approximately $3,000 when compared to the prior year.

Fiscal 2007 compared with Fiscal 2006

Net Earnings

Net earnings decreased in fiscal year 2007 by 57.8% to $11,808, or $0.42 per diluted share, compared with $28,001, or $1.00 per diluted share, for fiscal year 2006.  The decrease was primarily driven by the decline in same store sales noted below, $5,176 ($3,209, net of tax) of net non-cash impairment, which had an impact of $0.11 per diluted share, and $1,900 ($1,178, net of tax) of restructuring and severance expenses which had an impact of $0.04 per diluted share.

Net Sales

For fiscal year 2007, net sales increased 2.4% from $634,941 to $650,416.  The net sales gains were due to the opening of 16 new Company-owned stores, partially offset by a 3.8% same store sales decline.  That decrease in same store sales was due to a declining guest count of 5.6% partially offset by a 1.8% increase in average guest expenditure.  Fiscal year 2007 net sales also benefited from a full year of sales relating to the acquisition of eight franchised restaurants from Creative Restaurants, Inc. (“CRI”) in the fourth quarter of fiscal year 2006.  CRI sales during fiscal years 2007 and 2006 were $15,842 and $3,990, respectively.

Franchise fees decreased slightly during fiscal year 2007 primarily due to a decrease in franchisee same store sales of 3.0%, which resulted in lower royalty fees accrued.

Cost and Expenses

In fiscal year 2007, cost of sales was $150,286 or 23.1% of net sales, compared with $143,360 or 22.6% of net sales in fiscal year 2006.  The increase as a percentage of net sales was primarily due to new menu items with higher percentage food cost, including improved entrée salads, chicken sandwiches, and Fruit n Frozen yogurt shakes, and to operational inefficiencies from implementing the new product mix.

Restaurant operating costs were $336,955 or 51.8% of net sales in fiscal year 2007, compared to $319,070 or 50.3% of net sales in fiscal year 2006.  The largest portion of the increase related to labor and fringes, which increased $10,144 or 0.7% as a percent of net sales over fiscal year 2006.  The increase in labor costs was primarily due to federal and state mandated minimum wage rate increases in states where we operate numerous stores, including Florida, Georgia, Illinois, Indiana, Missouri, and Ohio.  Other restaurant operating costs,including utilities and repairs and maintenance, increased as a percentage of net sales due to the impact of negative same store sales on fixed costs.

General and administrative expenses for fiscal year 2007 were $57,525 or 8.8% of total revenues, compared to $52,949 or 8.3% of total revenues in fiscal year 2006.  The increase as a percentage of revenues was attributable to $1,900 of restructuring and severance expenses not incurred in fiscal year 2006 and to approximately $1,600 of compensation and $1,400 of incremental consulting expenses, including “Guest Winning Promise” research.

Depreciation and amortization expense for fiscal year 2007 was $32,185 or 4.9% of total revenues, versus $28,967 or 4.5% of total revenues in the prior fiscal year.  The increase was primarily due to the addition of units, including the eight restaurants acquired from CRI in the fourth quarter of fiscal year 2006, to software placed in service during fiscal year 2007, and to the impact of negative same store sales on fixed costs.

Rent expense increased slightly as a percentage of total revenues primarily as a result of the decline in same store sales, as well as increases in rental rates for new unit leases.

Interest expense in fiscal year 2007 was $14,015 or 2.1% of total revenues, versus $11,373 or 1.8% of total revenues in the prior fiscal year.  The increase in interest expense was due to increased borrowings under the Senior Note Agreement and Private Shelf Facility (“Senior Note Agreement”) and to lower capitalized interest from decreased land acquisition and unit construction, partially offset by lower average borrowings under leases.

Pre-opening expense was $2,689 or 0.4% of total revenues in fiscal year 2007, versus $3,579 or 0.6% of total revenues in fiscal year 2006.  The reduction was driven by a decrease in new units from 26 in fiscal year 2006 to 16 in fiscal year 2007.  Pre-opening costs per restaurant increased slightly due to differences in the timing of when pre-opening costs are incurred compared to when the stores are opened.

In fiscal year 2007, provision for restaurant closings was $5,176, which represented a charge of $5,369 for impairment of assets and store closure reserve related to 14 underperforming units, offset by the gain on the sale of two units that had been closed during a prior year.  Fiscal year 2006 provision was a credit of $103 as a result of the gain on the sale of one unit that had been closed during a prior year.

Income tax expense was recorded at an effective tax rate of 20.6%in fiscal 2007, versus 33.8% in fiscal year 2006.  The decrease in the tax rate in fiscal year 2007 was due primarily to the proportionate effect of federal income tax credits when compared to annual pre-tax earnings and the impact of the extension of the Work Opportunity and Welfare to Work tax credits retroactive to January 1, 2006.  The benefit recorded related to the tax credit extension totaled approximately $650.

Restaurant Closings

We permanently closed thirteen and eight Company-owned restaurants in fiscal years 2008 and 2007, respectively.  Ten of the restaurants closed in fiscal year 2008 and six of the restaurants closed in fiscal year 2007 were located near other Company-owned stores that continue to operate, and we expect significant sales to transfer to the other existing locations.  Therefore, the results of operations of these restaurants are not presented as discontinued operations and continue to be included in continuing operations in the Consolidated Statement of Operations.

The assets of three restaurants closed in fiscal year 2008 and two restaurants closed in fiscal year 2007 were not located near other Company-owned stores, and we do not expect to have significant continuing involvement in the operations after disposal.  Although these restaurants meet the definition of “discontinued operations,”as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we have not segregated the results of operations as the amounts are immaterial.  Net loss after tax related to the combined total of five restaurants was approximately $845, $751, and $375 for fiscal years 2008, 2007, and 2006, respectively.  The after-tax losses in fiscal years 2008 and 2007 include $583 and $515 of asset impairment charges, net of tax, respectively.

Seven of the thirteen restaurants that closed during fiscal year 2008 were owned properties, and the net book value of the assets of these properties was transferred to Assets held for sale in the Statement of Financial Position during the quarter ended September 24, 2008.

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

Liquidity and Capital Resources

We generated $24,430, $43,431, and $69,578 in cash flows from operations during fiscal years 2008, 2007, and 2006, respectively, based upon timing of receipts and payment of disbursements related to operating activities.

Net cash used in investing activities of $16,592 during fiscal year 2008 resulted primarily from capital expenditures of $31,443.  We opened nine new restaurants during fiscal year 2008 and transferred eight restaurants to franchisees. In addition, in fiscal year 2008, we received proceeds of $14,851 from the sale of one restaurant and 11 parcels of land classified as held for sale, and from the transfer of three Company-owned buildings and various equipment to franchisees.  Net cash used in financing activities of $2,480 during fiscal year 2008 included payments on the Revolving Credit Facility (“Facility”) of $13,005.  During fiscal year 2008, we also sold 11 restaurants to a third party and simultaneously entered into a lease for each property.  In conjunction with this sale-leaseback transaction, we received net proceeds of $15,993.

 Net cash used in investing activities of $60,110 during fiscal year 2007 resulted primarily from capital expenditures of $68,643.  During fiscal year 2007, we opened 16 new Company-owned restaurants, rebuilt three restaurants, replaced two restaurants, and transferred two restaurants to franchisees.  We received proceeds of $8,533 from the sale of eight properties during fiscal year 2007.  Net cash provided by financing activities of $13,356 during fiscal year 2007 resulted primarily from $15,000 of borrowings under the Senior Note Agreement.

Net cash used in investing activities of $87,314 during fiscal year 2006 resulted primarily from capital expenditures of $80,840 and the acquisition of CRI, a franchisee, for $9,598.  During fiscal year 2006, we opened 26 new Company-owned restaurants, acquired eight restaurants from CRI, and rebuilt two restaurants.  We also received proceeds of $3,124 from the sale of property and equipment during fiscal year 2006.  Net cash provided by financing activities of $19,493 during fiscal year 2006 resulted primarily from $25,065 of proceeds from the Facility.

We do not anticipate opening any Company-owned units during fiscal year 2009.  Capital expenditures in fiscal year 2009 will be limited principally to capitalized repair and maintenance costs.  We intend to meet our working capital needs by using anticipated cash flows from operations, net operating loss carryback tax refunds, existing credit facilities, the sale of excess properties, and potential sale-leaseback transactions.  We continually review available financing alternatives.  In addition, we may consider, on an opportunistic basis, strategic decisions to create value and improve operating performance.

Revolving Credit Facility

As of September 24, 2008, our Facility allowed us to borrow up to $30,000, bore interest based on LIBOR plus 250 basis points, and was scheduled to expire January 30, 2009.  Effective with an amendment executed on November 21, 2008, the borrowing capacity under the Facility was reduced to $25,000, the interest rate was increased to LIBOR plus 350 basis points, and the maturity date was extended to January 30, 2010.  At September 24, 2008, outstanding borrowings under the Facility were $14,180 at an interest rate of 5.2%.  At September 26, 2007, outstanding borrowings under the Facility were $27,185 at an interest rate of 5.4%.  We had $848 and $3,327 in standby letters of credit outstanding as of September 24, 2008 and September 26, 2007, respectively.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios.  The most recent amendment waived certain financial covenant violations as of September 24, 2008.  Giving effect to this amendment, we were not in default under the Facility as of September 24, 2008.  The amendment also includes revised financial covenants, and we anticipate compliance in future periods based on expected financial results and debt repayment terms.

Senior Note Agreement

As of September 24, 2008, our total borrowing capacity under the Senior Note Agreement was $75,000, and our ability to borrow additional funds expired September 29, 2008.  We had outstanding borrowings under the Senior Note Agreement of $16,429 at a weighted average fixed rate of 8.4% as of September 24, 2008, and $18,143 at a weighted average fixed rate of 6.1% as of September 26, 2007.  Interest rates are fixed based upon market rates at the time of borrowing.  Amounts maturing in fiscal years 2009 through 2012 are as follows: $714, $5,715, $5,000, and $5,000, respectively.

Effective with an amendment executed on November 21, 2008, we must make equal prepayments under the Senior Note Agreement and the Facility once the balance of our Facility reaches $10,000.  The amendment also increased the interest rates under the Senior Note Agreement effective November 21, 2008.

The Senior Note Agreement contains restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios which are identical to those required under the Facility.  On November 21, 2008, the lender waived certain financial covenant violations as of September 24, 2008.  Giving effect to this amendment, we were not in default under the Senior Note Agreement as of September 24, 2008.  The amendment also includes revised financial covenants, and we anticipate compliance in future periods based on expected financial results and debt repayment terms.

     After giving consideration to the issues noted above and reference to the applicable accounting guidance in EITF No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” and SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor,” we do not believe it is probable that we will not comply with the amended covenants at measurement dates within the next twelve months.  Accordingly, we have classified the borrowings under the Senior Note Agreement which are scheduled to be paid beyond twelve months as non-current at September 24, 2008.

The Senior Note Agreement and the Facility are secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, fixtures, and all other personal property.  The Senior Note Agreement and Facility also prohibit us from making cash dividends or repurchasing our common stock.  As of November 21, 2008, the Senior Note Agreement also requires us to secure the borrowings with certain real estate assets if the principal balance under the Senior Note Agreement is greater than $5,000 on March 31, 2010.

The carrying amounts for debt reported in the Consolidated Statement of Financial Position do not differ materially from their fair market values at September 24, 2008.

Contractual Obligations

Our significant contractual obligations and commitments as of September 24, 2008 are shown in the following table.

	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(1)(2)	$15,881	$11,706	$5,052	$–	$32,639
Capital leases and finance obligations(1)	16,097	30,958	29,141	55,592	131,788
Operating leases(3)	12,977	24,281	22,130	91,253	150,641
Purchase commitments(4)	4,546	910	–	–	5,456
Other Long-term liabilities(5)	–	–	–	1,809	1,809
Total	$49,501	$67,855	$56,323	$148,654	$322,333

 (1)  Includes principal and interest.
 (2)  Includes outstanding borrowings under the Facility and the Senior Note Agreement as of September 24, 2008.
 (3)  Excludes amounts to be paid for contingent rents.
 (4)  Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms.  Excludes agreements that are cancelable without penalty.
 (5)  Includes liabilities for Non-Qualified Deferred Compensation Plan.  Excludes our FIN 48 liabilities of $953 as of September 24, 2008 because we cannot make a reliable estimate of the timing of cash payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases entered into in the normal course of business.

New Accounting Standards

On September 27, 2007, we adopted the provisions of FIN 48.  FIN 48 clarifies the accounting for and reporting of uncertainties in income tax law.  It prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  For additional information regarding the impact of adoption of FIN 48, see Note 10 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Thus, SFAS 157 as it relates to financial assets and liabilities is effective beginning in our fiscal year 2009 in accordance with the original Statement; however, SFAS 157’s applicability to non-financial assets and liabilities will be deferred until our fiscal year 2010.  We do not anticipate that the adoption of SFAS 157 with regard to financial assets and liabilities will materially impact our financial statements.  We are in the process of determining the effect, if any, that the adoption of SFAS 157 with regard to non-financial assets and liabilities will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009.  We have determined not to elect the fair value measurement option under SFAS 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141.  SFAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS 141(R) also broadens the definition of a business combination and expands disclosures related to business combinations.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, our fiscal year 2010, except that business combinations consummated prior to the effective date must apply SFAS 141(R) income tax requirements immediately upon adoption.  We are in the process of determining the effect, if any, that the adoption of SFAS 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, our fiscal year 2010.  We are in the process of determining the effect, if any, that the adoption of SFAS 160 will have on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, our fiscal year 2010.  We are in the process of determining the effect, if any, that the adoption of FSP 142-3 will have on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure with regard to financial instruments is to changes in interest rates.  We invest excess cash primarily in cash equivalents due to their relatively low credit risk.  Interest rates on these securities are based upon market rates at the time of purchase and remain fixed until maturity.

At September 24, 2008 the Revolving Credit Facility bore interest at a rate based upon LIBOR plus 250 basis points.  Effective November 21, 2008, the interest rate was increased to LIBOR plus 350 basis points.  Historically, we have not used derivative financial instruments to manage exposure to interest rate changes.  At September 24, 2008, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $88 on our net loss.

We purchase certain food products which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions.  We utilize various purchasing and contract pricing techniques to minimize volatility, but do not enter into financial derivative contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Steak n Shake Company
Indianapolis, Indiana

We have audited the accompanying consolidated statements of financial position of The Steak n Shake Company and subsidiaries (the "Company") as of September 24, 2008 and September 26, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended September 24, 2008, September 26, 2007, and September 27, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Steak n Shake Company and subsidiaries as of September 24, 2008 and September 26, 2007, and the results of their operations and their cash flows for the years ended September 24, 2008, September 26, 2007, and September 27, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 24, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, effective September 27, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
December 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Steak n Shake Company
Indianapolis, Indiana

We have audited the internal control over financial reporting of The Steak n Shake Company and subsidiaries (the "Company") as of September 24, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 24, 2008 of the Company and our report dated December 8, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
December 8, 2008

Management’s Report on Internal Control Over Financial Reporting

The management of The Steak n Shake Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s board of directors, principal executive and principal financial officers, and effected by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company;

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material impact on the financial statements; and

●
Ensure that material information relating to the company, including its consolidated subsidiaries, is made known to management by others within those entities, particularly during the period which this report is being prepared.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of September 24, 2008 based on the criteria set forth in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, we have concluded that, as of September 24, 2008, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and their report is included herein.

/s/ Sardar Biglari	/s/ Duane E. Geiger
Sardar Biglari	Duane E. Geiger
Executive Chairman and	Interim Chief Financial Officer,
Chief Executive Officer	Vice President and Controller

Consolidated Statements of Operations
The Steak n Shake Company
(Years ended September 24, 2008, September 26, 2007, and September 27, 2006)
(Amounts in $000s except share and per share data)
	2008 (52 Weeks)	2007 (52 Weeks)	2006 (52 Weeks)
Revenues:
Net sales	$606,076	$650,416	$634,941
Franchise fees	3,985	3,726	3,881
Total revenues	610,061	654,142	638,822

Costs and expenses:
Cost of sales	151,188	150,286	143,360
Restaurant operating costs	337,786	336,955	319,070
General and administrative	50,425	57,525	52,949
Depreciation and amortization	33,659	32,185	28,967
Marketing	28,700	28,644	27,473
Interest	14,011	14,015	11,373
Rent	14,717	13,961	12,233
Pre-opening costs	1,272	2,689	3,579
Asset impairments and provision for restaurant closings	14,858	5,176	(103)
Other income, net	(1,771)	(2,165)	(2,371)
Total costs and expenses	644,845	639,271	596,530

(Loss) earnings before income taxes	(34,784)	14,871	42,292

Income taxes	(11,805)	3,063	14,291

Net (loss) earnings	$(22,979)	$11,808	$28,001

Basic (loss) earnings per common and common equivalent share	$(0.81)	$0.42	$1.01

Diluted (loss) earnings per common and common equivalent share	$(0.81)	$0.42	$1.00

Weighted average shares and equivalents:
Basic	28,254,129	28,018,014	27,723,282
Diluted	28,254,129	28,215,647	28,038,545

See accompanying notes.

Consolidated Statements of Financial Position
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	September 24,	September 26,
	2008	2007
Assets:
Current assets
Cash and cash equivalents	$6,855	$1,497
Receivables, net	15,622	6,289
Inventories	6,795	7,226
Deferred income taxes	3,260	3,616
Assets held for sale	25,395	18,571
Other current assets	3,009	10,998
Total current assets	60,936	48,197
Net property and equipment	432,690	492,610
Goodwill	14,503	14,503
Other intangible assets, net	1,765	1,959
Other assets	10,242	7,945
Total assets	$520,136	$565,214

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$25,302	$28,195
Accrued expenses	31,685	32,624
Current portion of long-term debt	733	2,390
Line of credit	14,180	27,185
Current portion of obligations under leases	4,417	4,180
Total current liabilities	76,317	94,574
Deferred income taxes	2,209	5,060
Other long-term liabilities	7,439	5,701
Obligations under leases	134,809	139,493
Long-term debt	15,783	16,522

Commitments and contingencies
Shareholders' equity:
Common stock - $0.50 stated value, 50,000,000 shares authorized - shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	128,526	126,415
Retained earnings	161,733	185,024
Treasury stock - at cost: 1,760,531 shares in 2008; 1,959,931 shares in 2007	(21,846)	(22,741)
Total shareholders' equity	283,579	303,864
Total liabilities and shareholders' equity	$520,136	$565,214

See accompanying notes.

Consolidated Statements of Cash Flows
The Steak n Shake Company
(Years ended September 24, 2008, September 26, 2007, and September 27, 2006)
(Amounts in $000s)
	2008 (52 Weeks)	2007 (52 Weeks)	2006 (52 Weeks)
Operating Activities:
Net (loss) earnings	$(22,979)	$11,808	$28,001
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	33,659	32,185	28,967
Provision for deferred income taxes	(2,193)	(483)	(956)
Asset impairments and provision for restaurant closings	14,858	5,176	(103)
Non-cash expense for stock-based compensation and deferred rent	2,656	3,322	4,560
Loss on disposal or abandonment of property	3,138	601	911
Changes in receivables and inventories	(7,688)	(639)	(3,773)
Changes in other assets	6,844	(265)	(259)
Changes in accounts payable and accrued expenses	(3,865)	(8,274)	12,230
Net cash provided by operating activities	24,430	43,431	69,578

Investing Activities:
Additions of property and equipment	(31,443)	(68,643)	(80,840)
Purchase of franchisees	–	–	(9,598)
Proceeds from property and equipment disposals	14,851	8,533	3,124
Net cash used in investing activities	(16,592)	(60,110)	(87,314)

Financing Activities:
Net (payments on) proceeds from line of credit facility	(13,005)	2,120	25,065
Proceeds from issuance of long-term debt	–	15,000	–
Principal payments on long-term debt	(2,396)	(2,511)	(3,941)
Proceeds from equipment and property sale-leasebacks	15,993	800	700
Principal payments on direct financing lease obligations	(4,213)	(4,149)	(4,082)
Proceeds from exercise of stock options	138	660	646
Stock repurchases	–	–	(312)
Excess tax benefits from stock-based awards	10	202	72
Repurchase of employee shares for tax withholding	(11)	–	–
Proceeds from employee stock purchase plan	1,004	1,234	1,345
Net cash (used in) provided by financing activities	(2,480)	13,356	19,493

Increase (decrease) in cash and cash equivalents	5,358	(3,323)	1,757
Cash and cash equivalents at beginning of year	1,497	4,820	3,063

Cash and cash equivalents at end of year	$6,855	$1,497	$4,820

See accompanying notes.

Consolidated Statements of Shareholders' Equity
The Steak n Shake Company
(Years ended September 24, 2008, September 26, 2007, and September 27, 2006)
(Amounts in $000s except share data)
				Unamortized
		Additional		Value of
	Common	Paid-In	Retained	Restricted	Treasury Stock
	Stock	Capital	Earnings	Shares	Shares	Amount

Balance at September 28, 2005	$15,166	$124,000	$145,215	$(2,300)	2,460,026	$(29,106)

Net earnings			28,001
Reclass of unamortized value of restricted shares		(2,300)		2,300
Compensation expense for share-based payments		3,992
Shares exchanged to exercise stock options					74,547	(1,345)
Shares reissued to exercise stock options					(165,532)	1,991
Shares repurchased under stock buyback program					20,400	(312)
Shares granted under Capital Appreciation Plan		(2,381)			(135,500)	2,381
Shares forfeited under Capital Appreciation Plan		161			9,700	(161)
Tax effect relating to stock awards		388
Shares issued for Employee Stock Purchase Plan					(93,309)	1,345
Balance at September 27, 2006	15,166	123,860	173,216	–	2,170,332	(25,207)

Net earnings			11,808
Compensation expense for share-based payments		2,955
Shares exchanged to exercise stock options					121,477	(2,087)
Shares reissued to exercise stock options					(205,355)	2,747
Shares granted under Capital Appreciation Plan		(3,023)			(178,050)	3,023
Shares forfeited under Capital Appreciation Plan		2,451			138,300	(2,451)
Tax effect relating to stock awards		172
Shares issued for Employee Stock Purchase Plan					(86,773)	1,234
Balance at September 26, 2007	$15,166	$126,415	$185,024	$–	1,959,931	$(22,741)

Net loss			(22,979)
Compensation expense for share-based payments		1,986
Shares exchanged to exercise stock options and to satisfy minimum statutory tax withholding					10,319	(155)
Shares reissued to exercise stock options					(24,500)	282
Shares granted under Capital Appreciation Plan		(1,785)			(238,500)	1,785
Shares forfeited under Capital Appreciation Plan		2,021			161,648	(2,021)
Tax effect relating to stock awards		(111)
Adjustment related to adoption of FIN 48			(312)
Shares issued for Employee Stock Purchase Plan					(108,367)	1,004
Balance at September 24, 2008	$15,166	$128,526	$161,733	$–	1,760,531	$(21,846)

See accompanying notes.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 24, 2008, September 26, 2007, and September 27, 2006)
(Amounts in $000s except share and per share data)

1. Summary of Significant Accounting Policies

Description of Business

The Steak n Shake Company’s principal business is the operation, development, and franchising of full service, casual dining restaurants.  As of September 24, 2008, we operated 491 Steak n Shake restaurants, including 68 franchised restaurants.

Fiscal Year

Our fiscal year ends on the last Wednesday in September.  Fiscal years 2008, 2007, and 2006 contain 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of The Steak n Shake Company (parent) and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Our policy is to invest cash in excess of operating requirements in income-producing investments.  Cash equivalents primarily consist of bank repurchase agreements, U.S. Government securities, and money market accounts, all of which have original maturities of three months or less.  Cash equivalents are carried at cost, which approximates market value due to their short maturities.

Receivables

Our accounts receivable balance consists primarily of franchisee, tax, and other receivables.  We carry our accounts receivable at cost less an allowance for doubtful accounts which is based on a history of past write-offs and collections and current credit conditions.  The allowance for doubtful accounts was $341 at September 24, 2008 and $68 at September 26, 2007.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items and supply inventory.

Assets Held for Sale

Assets held for sale consists of property and equipment related to restaurants and land that is currently being marketed for disposal.  Assets held for sale are reported at the lower of carrying value or estimated fair value less costs to sell.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the assets (10 to 25 years for buildings and land improvements, and 3 to 10 years for equipment).  Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the related leases.  Interest costs associated with the construction of new restaurants are capitalized.  Major improvements are also capitalized while repairs and maintenance are expensed as incurred.  We review our long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  For purposes of this assessment, assets are evaluated on a restaurant-by-restaurant basis, the lowest level for which there are identifiable cash flows.  If the future undiscounted cash flows of an asset are less than the recorded value, an impairment is recorded for the difference between the carrying value and the estimated fair value of the asset.  Refer to Note 2 for information regarding asset impairments.

Goodwill and Purchased Intangible Assets

Goodwill and indefinite life intangibles are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangibles to become impaired.  Other purchased intangible assets are amortized on a straight-line basis over their estimated useful lives.  We perform reviews for impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value.  When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value.  No impairments were recorded on goodwill or intangible assets during fiscal years 2008, 2007, or 2006.  Refer to Note 6 for information regarding our goodwill impairment analysis.

Capitalized Software

Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to seven years.  Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets.  During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project.  Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing.  Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred.  Capitalized software is included in the balance of Other assets in the Consolidated Statement of Financial Position.

Operating Leases

We lease certain property leases under operating leases.  We also have many lease agreements that contain rent holidays, rent escalation clauses and/or contingent rent provisions.  We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty.  We use a time period for our straight-line rent expense calculation that equals or exceeds the time period used for depreciation.  In addition, the rent commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take access to the grounds for build out.

Revenue Recognition

We record revenues from restaurant sales at the time of sale, net of discounts.  Revenues from the sale of gift cards are deferred at the time of sale and recognized upon redemption by the customer or at expiration of the gift cards.  Sales revenues are presented net of sales taxes.  Cost of sales primarily includes the cost of food used in preparing menu items and excludes depreciation and amortization, which is presented as a separate line item on the Consolidated Statement of Operations.

Franchise Fees

Unit franchise fees and area development fees are recorded as revenue when the related restaurant begins operations.  Royalty fees and administrative services fees are based on franchise sales and are recognized as revenue as earned.

Insurance Reserves

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, medical, and auto liability insurance programs, and record a reserve for our estimated losses on all unresolved open claims and our estimated incurred but not reported claims at the anticipated cost to us.  Insurance reserves are recorded in the balance of Accrued expenses in the Consolidated Statement of Financial Position.

(Loss) Earnings Per Share

(Loss) earnings per share of common stock is based on the weighted average number of shares outstanding during the year.  The following table presents a reconciliation of basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

	2008	2007	2006
Basic (loss) earnings per share:
Weighted average common shares	28,254,129	28,018,014	27,723,282

Diluted (loss) earnings per share:
Weighted average common shares	28,254,129	28,018,014	27,723,282
Dilutive effect of stock awards	–	197,633	315,263
Weighted average common and incremental shares	28,254,129	28,215,647	28,038,545

Number of share-based awards excluded from the calculation of (loss) earnings per share as the awards' exercise prices were greater than the average market price of the Company's common stock, or because they were anti-dilutive due to the Company's net loss for fiscal year 2008	1,371,551	1,030,051	792,193

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123(R)”) on September 29, 2005, the beginning of fiscal year 2006.  This Statement requires that all stock-based compensation, including grants of employee stock options and shares issued under our employee stock purchase plan, be accounted for using the fair value-based method.  We elected to adopt SFAS 123(R) using the modified prospective method.  Refer to Note 15 for additional information regarding our stock-based compensation.

Employees’ 401(k) and Profit Sharing Plan

The Steak n Shake Company’s 401(k) and Profit Sharing Plan is a defined contribution plan covering substantially all employees after they have attained age 21 and completed one year of service and allows employees to defer up to 20% of their salaries.  Additionally, Company profit sharing contributions are subject to the discretion of the Board of Directors.  There were no discretionary profit sharing contributions in 2008, 2007, or 2006.  Through fiscal year 2008, we matched 50% of the participants’ first 6% of eligible compensation deferred.  Matching contributions paid in fiscal years 2008, 2007, and 2006 were $1,099, $1,231, and $1,266, respectively.  Early in fiscal year 2009, we suspended 401(k) matching contributions until profitability improves.

Marketing Expense

Advertising costs are charged to expense at the latter of the date the expenditure is incurred, or the date the promotional item is first communicated.

Non-Qualified Deferred Compensation Plan

We maintain a self-directed Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) for executive employees.  The Non-Qualified Plan allows highly compensated employees to defer amounts from their salaries for retirement savings and includes a discretionary employer match generally equal to the amount of the match the employee would have received as a participant in our 401(k) plan.  The Non-Qualified Plan is structured as a rabbi trust; therefore, assets in the Non-Qualified Plan are subject to creditor claims in the event of bankruptcy.  We recognize investment assets on the Consolidated Statement of Financial Position at current fair value.  A liability of the same amount is recorded on the Consolidated Statement of Financial Position representing our obligation to distribute funds to participants.  The investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income.

Segments

Our business, operating and franchising Steak n Shake restaurants, constitutes a single reportable segment pursuant to the provisions of Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

Use of Estimates

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from the estimates.

New Accounting Standards

On September 27, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for and reporting of uncertainties in income tax law.  It prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  For additional information regarding the impact of adoption of FIN 48, see Note 10.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Thus, SFAS 157 as it relates to financial assets and liabilities is effective beginning in our fiscal year 2009 in accordance with the original Statement; however, SFAS 157’s applicability to non-financial assets and liabilities will be deferred until our fiscal year 2010. We do not anticipate that the adoption of SFAS 157 with regard to financial assets and liabilities will materially impact our financial statements.  We are in the process of determining the effect, if any, that the adoption of SFAS 157 with regard to non-financial assets and liabilities will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009.  We have determined not to elect the fair value measurement option under SFAS 159.

      In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141.  SFAS 141(R) requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  SFAS 141(R) also broadens the definition of a business combination and expands disclosures related to business combinations.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, our fiscal year 2010, except that business combinations consummated prior to the effective date must apply SFAS 141(R) income tax requirements immediately upon adoption.  We are in the process of determining the effect, if any, that the adoption of SFAS 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, our fiscal year 2010.  We are in the process of determining the effect, if any, that the adoption of SFAS 160 will have on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, our fiscal year 2010.  We are in the process of determining the effect, if any, that the adoption of FSP 142-3 will have on our financial statements.

2. Impairment and Restaurant Closings

During fiscal year 2008, we recorded pre-tax asset impairment and provision for restaurant closings of $14,858.  This total includes:

(amounts in $000s)
Assets held and used	$8,858
Assets transferred to held for sale	5,009
Fee for early termination of a lease	514
Assets sold pursuant to a sale-leaseback	477
Total	$14,858

The charge for assets held and used related to restaurants for which current operating performance is significantly below our expectations.  As the carrying values of these properties exceeded the expected undiscounted future cash flows to be generated by the underlying assets, we recorded an impairment charge.

The charge for assets transferred to held for sale represents an adjustment to record the related assets for units management closed during fiscal year 2008 at the lower of their carrying values or fair values less cost to sell.

See further discussion regarding the impairment charge for the sale-leaseback transaction in Note 11.

During fiscal year 2007, we recorded a pre-tax, non-cash impairment of $5,369, which was offset by a $193 gain on the sale of two restaurants that had been closed during a prior year.  No impairments were recorded during fiscal year 2006.

We permanently closed thirteen and eight Company-owned restaurants in fiscal years 2008 and 2007, respectively.  Ten of the restaurants closed in fiscal year 2008 and six of the restaurants closed in fiscal 2007 were located near other Company-owned stores that continue to operate, and we expect significant sales to transfer to the other existing locations.  Therefore, the results of operations of these restaurants are not presented as discontinued operations and continue to be included in continuing operations in the Consolidated Statement of Operations.

The assets of three restaurants closed in fiscal year 2008 and two restaurants closed in fiscal year 2007 were not located near other Company-owned stores, and we do not expect to have significant continuing involvement in the operations after disposal.  Although these restaurants meet the definition of “discontinued operations,”as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we have not segregated the results of operations as the amounts are immaterial.  Net loss after tax related to the combined total of the five restaurants was approximately $845, $751, and $375 for fiscal years 2008, 2007, and 2006, respectively.  The after-tax losses in fiscal years 2008 and 2007 include $583 and $515 of asset impairment charges, net of tax, respectively.

Seven of the thirteen restaurants that closed during fiscal year 2008 were owned properties, and the net book value of the assets of these properties was transferred to Assets held for sale in the Statement of Financial Position during the quarter ended September 24, 2008.

3.  Other Current Assets

Other current assets is comprised of the following:

(amounts in $000s)	2008	2007
Prepaid rent	$256	$2,265
Prepaid taxes	603	5,977
Prepaid contractual obligations	1,196	1,169
Other	954	1,587
Total other current assets	$3,009	$10,998

4.  Assets Held for Sale

Assets held for sale is comprised of the following:

(amounts in $000s)	2008	2007
Land and buildings	$21,726	$17,494
Land and leasehold improvements	3,388	592
Equipment	281	485
Total assets held for sale	$25,395	$18,571

The fiscal year 2008 balances include assets related to seven restaurants closed during the fourth quarter of fiscal year 2008, seven restaurants closed during prior years, and 20 parcels of land.  We expect to sell these properties within the next 12 months.  During fiscal year 2008, we sold one restaurant and 11 parcels of land that were held for sale as of September 26, 2007.

The fiscal year 2007 balances include the eight restaurants closed during fiscal year 2007, two additional restaurants closed during a prior year, and 19 parcels of land.

5.  Property and Equipment

Property and equipment is comprised of the following:

(amounts in $000s)	2008	2007
Land	$151,006	$171,631
Buildings	156,695	166,982
Land and leasehold improvements	157,738	156,687
Equipment	204,116	200,775
Construction in progress	2,423	16,555
	671,978	712,630
Less accumulated depreciation and amortization	(239,288)	(220,020)
Net property and equipment	$432,690	$492,610

       Depreciation and amortization expense for property and equipment for fiscal 2008, 2007, and 2006 was $31,633, $30,000, and $27,491, respectively.

6.  Goodwill and Other Intangibles

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisitions of Creative Restaurants, Inc. (“CRI”) and Kelley Restaurants, Inc. (“KRI”) on July 6, 2006 and December 29, 2004, respectively.  The related goodwill is currently allocated to our Cincinnati and Atlanta group markets, respectively (each a “reporting unit”).

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) we are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  The analysis of potential impairment of goodwill requires a two-step approach.  The first step is the estimation of fair value of each reporting unit.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During the quarter ended September 24, 2008, we performed our annual assessment of the recoverability of our goodwill in accordance with SFAS 142.  The valuation methodology and underlying financial information included in our determination of fair value require significant judgments to be made by management.  We use both market and income approaches to derive fair value.  The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

No potential impairment was identified for our Cincinnati reporting unit.  However, the results indicated that impairment may potentially exist for goodwill allocated to the Atlanta group market.  We therefore began the second step of the analysis for this reporting unit.  Due to the complexity of estimating the fair value of tangible property and identifiable intangible assets in the step two analysis, we were not able to complete the analysis as of the date of this report.  However, based on our analysis performed to date, we do not believe a material impairment is probable based on the estimated fair value of the reporting unit determined at the annual assessment date.  Should an impairment be required for this reporting unit upon completion of the step two analysis, the maximum amount of non-cash impairment that could be recorded is approximately $7,800.

Our calculation of the fair value of the reporting units considers current market conditions existing at the assessment date.  Due to the significant declines in the market price of our common stock subsequent to the end of our fiscal year end, it is probable that we will need to update our impairment analysis during our first quarter of fiscal year 2009.  We can provide no assurance that a material impairment charge will not occur in future periods as a result of these analyses.

Other Intangibles

Other intangibles are comprised of the following:

(amounts in $000s)	2008	2007
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulated Amortization	(1,026)	(832)
Intangible assets subject to amortization, net	1,265	1,459
Intangible assets with indefinite lives	500	500
Total intangible assets	$1,765	$1,959

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with prior acquisitions and are being amortized over their estimated weighted average useful lives of twelve and eight years, respectively.  Amortization expense for 2008, 2007, and 2006 was $194, $193, and $187, respectively.  Total annual amortization expense for each of the next five years is approximately $190.

Intangible assets with indefinite lives consist of reacquired franchise rights acquired in connection with the acquisitions of CRI and KRI and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination”(“EITF 04-1”).

7.  Other Assets

Other assets include the following:

(amounts in $000s)	2008	2007
Capitalized software	$7,681	$4,575
Non-qualified plan investments	1,819	2,651
Other	742	719
Total other assets	$10,242	$7,945

Capitalized software costs are amortized on a straight-line basis over the estimated useful lives, which range from three to seven years.  Related amortization is included in depreciation and amortization expense.  Depreciation and amortization expense of capitalized software in 2008, 2007, and 2006 was $1,832, $1,992, and $1,289, respectively.

8.  Accrued Expenses

Accrued expenses include the following:

(amounts in $000s)	2008	2007
Salaries, wages, vacation, and severance	$9,990	$12,276
Taxes payable	12,393	11,875
Insurance accruals	6,374	7,037
Other	2,928	1,436
Total accrued expenses	$31,685	$32,624

Included in accrued expenses at September 24, 2008 is a $1,129 payroll tax refund received from the Internal Revenue Service and deposited.  Currently, there is uncertainty regarding whether we are entitled to the refund; therefore, we have not recognized the refund as income.

9.  Other Long-term Liabilities

Other long-term liabilities include the following:

(amounts in $000s)	2008	2007
Deferred rent expense	$3,099	$2,428
Non-qualified plan liability	1,809	2,660
Deferred gain on sale-leaseback transactions	1,029	8
FIN 48 liability	953	–
Deferred compensation	549	605
Total other long-term liabilities	$7,439	$5,701

10.  Income Taxes

Our fiscal year 2008 effective income tax rate increased to 33.9% from 20.6% in the prior fiscal year.  The prior fiscal year’s effective tax rate was lower primarily due to the proportionate effect of increased federal income tax credits when compared to annual pre-tax (loss) earnings.  For the current fiscal year, we elected to forego claiming any federal income tax credits in order to maximize the cash refund generated from the net operating loss carryback of the fiscal 2008 taxable loss.  This resulted in recording substantially less income tax benefit in fiscal year 2008 versus fiscal year 2007.  The current fiscal year decrease in income tax benefit for electing to forego claiming any federal income tax credits is approximately $3,000 when compared to the prior year.

    The components of the (benefit) provision for income taxes consist of the following:

(amounts in $000s)	2008	2007	2006
Current:
Federal	$(9,109)	$2,036	$13,433
State	(503)	1,510	1,814
Deferred	(2,193)	(483)	(956)
Total income taxes	$(11,805)	$3,063	$14,291

The reconciliation of effective income tax is:
	2008	2007	2006
Tax at U.S. statutory rates	$(12,175)	$5,205	$14,802
State income taxes, net of federal benefit	(436)	967	1,135
Federal income tax credits	705	(3,734)	(2,048)
Share-based payments	351	608	563
Other	(250)	17	(161)
Total income taxes	$(11,805)	$3,063	$14,291

Income taxes paid totaled $576 in fiscal year 2008, $11,686 in fiscal year 2007, and $14,796 in fiscal year 2006.

On September 27, 2007, we adopted the provisions of FIN 48.  As a result of the implementation of FIN 48, we recognized an increase of $614 in the liability for unrecognized tax benefits, which was accounted for as a reduction of $312 to retained earnings and an increase of $302 to deferred taxes as of the adoption date.

As of September 24, 2008, we had approximately $953 of unrecognized tax benefits, including approximately $180 of interest and penalties, which are included in Other long-term liabilities in the Consolidated Statement of Financial Position.  During fiscal year 2008, we recognized approximately $125 in potential interest and penalties associated with uncertain tax positions.  Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense.  Of the $953 of unrecognized tax benefits, $825 would impact the effective income tax rate if recognized.

The following table summarizes the Company's unrecognized tax benefits, excluding interest and penalties:

(amounts in $000s)
September 27, 2007	$1,048
Gross increases - current period tax positions	5
Lapse of statute of limitations	(280)
September 24, 2008	$773

We file income tax returns which are periodically audited by various federal, state, and local jurisdictions.  With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2004.  We believe we have certain state income tax exposures related to fiscal years 2004 and 2005.  Due to the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $60 within 12 months.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Our net deferred tax asset (liability) consists of the following:

(amounts in $000s)	2008	2007
Deferred tax assets:
Insurance reserves	$1,284	$1,739
Share-based payments	935	1,786
Compensation accruals	862	1,431
Gift card accrual	408	283
State net operating loss credit carryforward	525	–
Other	909	198
Total deferred tax assets	4,923	5,437

Deferred tax liabilities:
Fixed asset basis difference	3,491	6,668
Other	381	213
Total deferred tax liabilities	3,872	6,881
Net deferred tax asset (liability)	1,051	(1,444)
Less current portion	3,260	3,616
Long-term liability	$(2,209)	$(5,060)

Included in Receivables at September 24, 2008 is $11,351 in income taxes receivable.  This amount represents the expected federal and state income tax refunds to be received in cash as the result of net operating loss carryback claims.  We will carryback the current year’s taxable loss to fiscal year 2006 in order to generate cash refunds from income tax previously paid.

11.  Leased Assets and Lease Commitments

We lease certain physical facilities under non-cancelable lease agreements. Steak n Shake restaurant leases typically have initial terms of 18 to 25 years and renewal terms aggregating 20 years or more.  These leases require us to pay real estate taxes, insurance and maintenance costs.  Certain leased facilities, which we no longer operate but were subleased to third parties, are classified below as non-operating properties.  Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $1,268 related to operating leases receivable under non-cancelable subleases.  The property and equipment cost related to the finance obligations and capital leases as of September 24, 2008, is as follows: $78,078 buildings, $63,147 land, $30,304 land and leasehold improvements, $604 equipment and $49,890 accumulated depreciation.  At September 24, 2008, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:
(amounts in $000s)				Operating Leases
	Financial	Capital		Operating	Non-Operating
	Obligations	Leases	Total	Property	Property
Year
2009	$16,033	$64	$16,097	$12,977	$144
2010	15,640	64	15,704	12,491	149
2011	15,240	14	15,254	11,790	149
2012	14,834	–	14,834	11,302	103
2013	14,307	–	14,307	10,828	87
After 2013	55,592	–	55,592	91,253	122
Total minimum future rental payments	131,646	142	131,788	$150,641	$754
Less amount representing interest	79,526	9	79,535
Total principal obligations under leases	52,120	133	52,253
Less current portion	4,359	58	4,417
Non-current principal obligations under leases	47,761	75	47,836
Residual value at end of lease term	86,973	–	86,973
Obligations under leases	$134,734	$75	$134,809

During fiscal year 2008, we sold 11 restaurants to a third party and simultaneously entered into a lease for each property.  In conjunction with this sale-leaseback transaction, we received net proceeds of $15,993.  The total net book value of the assets sold was $14,895, inclusive of an impairment charge of $477 relating to three of the properties whose net book values exceeded their fair values.  This transaction resulted in a gain of $1,101, which will be deferred and amortized over the life of the leases in accordance with SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases, an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11.”

The leases have been classified as operating leases in accordance with SFAS No. 13, “Accounting for Leases.”  The total of future minimum lease payments to be made under the terms of the sale-leaseback agreement is $27,255.  Minimum lease payments due for fiscal years 2009, 2010, 2011, 2012, 2013, and thereafter are $1,323, $1,346, $1,369, $1,393, $1,418, and $20,406, respectively.

In fiscal years 2007 and 2006, we received net proceeds from sale-leaseback transactions aggregating $800 and $700, respectively.  As the underlying leases included certain provisions that resulted in our continuing involvement in the assets sold, we have accounted for the transactions as financings.

Contingent rent totaling $625 in fiscal year 2008, $900 in fiscal year 2007, and $927 in fiscal year 2006 is recorded in Rent expense in the accompanying Consolidated Statement of Operations.

12.  Debt

Revolving Credit Facility

As of September 24, 2008, our Revolving Credit Facility (“Facility”) allowed us to borrow up to $30,000, bore interest based on LIBOR plus 250 basis points, and was scheduled to expire January 30, 2009.  Effective with an amendment executed on November 21, 2008, the borrowing capacity under the Facility was reduced to $25,000, the interest rate was increased to LIBOR plus 350 basis points, and the maturity date was extended to January 30, 2010.  At September 24, 2008, outstanding borrowings under the Facility were $14,180 at an interest rate of 5.2%.  At September 26, 2007, outstanding borrowings under the Facility were $27,185 at an interest rate of 5.4%.  We had $848 and $3,327 in standby letters of credit outstanding as of September 24, 2008 and September 26, 2007, respectively.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios.  The most recent amendment waived certain financial covenant violations as of September 24, 2008.  Giving effect to this amendment, we were not in default under the Facility as of September 24, 2008.  The amendment also includes revised financial covenants on a prospective basis.

Senior Note Agreement

As of September 24, 2008, our total borrowing capacity under the amended and restated Senior Note Agreement and Private Shelf Facility (the “Senior Note Agreement”) was $75,000, and our ability to borrow additional funds expired September 29, 2008.  We had outstanding borrowings under the Senior Note Agreement of $16,429 at a weighted average fixed rate of 8.4% as of September 24, 2008, and $18,143 at a weighted average fixed rate of 6.1% as of September 26, 2007.  Interest rates are fixed based upon market rates at the time of borrowing.  Amounts maturing in fiscal years 2009 through 2012 are as follows: $714, $5,715, $5,000, and $5,000, respectively.

Effective with an amendment executed on November 21, 2008, we must make equal prepayments under the Senior Note Agreement and the Facility once the balance of our Facility reaches $10,000.  The amendment also increased the interest rates under the Senior Note Agreement effective November 21, 2008.

The Senior Note Agreement contains restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios which are identical to those required under the Facility.  On November 21, 2008, the lender waived certain financial covenant violations as of September 24, 2008.  Giving effect to this amendment, we were not in default under the Senior Note Agreement as of September 24, 2008.  The amendment also includes revised financial covenants on a prospective basis.

After giving consideration to the issues noted above and reference to the applicable accounting guidance in EITF No. 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” and SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor,” we do not believe it is probable that we will not comply with the amended covenants at measurement dates within the next twelve months.  Accordingly, we have classified the borrowings under the Senior Note Agreement which are scheduled to be paid beyond twelve months as non-current at September 24, 2008.

The Senior Note Agreement and the Facility are secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, fixtures, and all other personal property.  The Senior Note Agreement and Facility also prohibit us from making cash dividends or repurchasing our common stock.  As of November 21, 2008, the Senior Note Agreement also requires us to secure the borrowings with certain real estate assets if the principal balance under the Senior Note Agreement is greater than $5,000 on March 31, 2010.

Other Debt

We have one note in the amount of $87 outstanding on a property in Jonesboro, Arkansas as of September 24, 2008.  Regular principal payments during fiscal years 2009 through 2013 are as follows: $17, $20, $22, $24, and $4, respectively.

The carrying amounts for debt reported in the Consolidated Statement of Financial Position do not differ materially from their fair market values at September 24, 2008.

Interest

Interest capitalized in connection with financing additions to property and equipment amounted to $231, $660, and $2,057 in 2008, 2007, and 2006, respectively.  Interest paid on debt amounted to $2,676 in 2008, $2,418 in 2007, and $1,276 in 2006.  Interest paid on obligations under leases was $11,460, $11,962, and $11,980 in 2008, 2007, and 2006, respectively.

13.  Related Party Transactions

On August 6, 2008, our Board of Directors agreed to reimburse Western Sizzlin Corp (“Western Sizzlin”) and the Lion Fund L.P. (“Lion Fund”) for $500 in expenses related to their successful 2008 proxy contest.  Sardar Biglari, our Executive Chairman and Chief Executive Officer, serves as the Chairman and Chief Executive Officer of both Western Sizzlin and the Lion Fund.

14.  Acquisitions

Creative Restaurants, Inc.

We acquired CRI on July 6, 2006 for $9,598, after adjustments.  At the acquisition date, CRI operated eight Steak n Shake restaurants in Louisville, Kentucky.

The transaction was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, “Business Combinations”(“SFAS 141”).  The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition.  The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill.  See Note 6 for further discussion of goodwill and other intangibles. The allocation of the purchase price to specific assets and liabilities was based in part upon third party appraisals and internal estimates of assets and liabilities.  Based on the final purchase price allocation, the following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date.

(amounts in $000s)
Current assets	$169
Property and equipment	2,648
Goodwill (tax deductible)	6,700
Intangible assets	260
Total assets acquired	9,777

Current liabilities	106
Long-term debt	73
Total liabilities assumed	179

Net assets acquired	$9,598

Proforma disclosures have been omitted as the acquisition was not significant.

15.  Common Stock Plans

We maintain stock-based compensation plans which allow for the issuance of incentive stock options, non-qualified stock options, and restricted stock to officers, other key employees, and to members of the Board of Directors.  We also maintain an Employee Stock Purchase Plan (the “ESPP”) that allows all eligible employees to purchase shares of stock at a discounted price.  We generally use treasury shares to satisfy the issuance of shares under these stock-based compensation plans.  As discussed in Note 1, effective September 29, 2005, we adopted the fair value recognition provisions of SFAS 123(R).  This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards.  Additionally, under the modified prospective method of adoption, we recognize compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” for pro forma disclosures.

SFAS 123(R) requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.  The cumulative effect of the use of the estimated forfeiture method for prior periods upon adoption of SFAS 123(R) was not material.

Certain of our stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service.  Under SFAS 123(R), awards granted after September 28, 2005 require acceleration of compensation expense through an employee's retirement age, whether or not the employee is expected to cease continuous service on that date.  For awards granted on or before September 28, 2005, we accelerate compensation expense only in cases where a retirement eligible employee is expected to cease continuous service prior to an award’s vesting date.

The weighted average fair value of shares granted during the years ended September 24, 2008, September 26, 2007, and September 27, 2006 was $4.18, $6.12, and $6.05, respectively.  We estimate the fair value of each grant using the Black-Scholes option-pricing model.  Expected volatilities are generally based on historical volatility of our stock.  We use historical data to estimate the expected life, and groups of employees that have similar historical behaviors are considered separately for valuation purposes.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.  Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.  The fair value estimates are based on the following weighted average assumptions:

	2008	2007	2006

Risk-free interest rate	4.3%	5.3%	4.5%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	54.6%	28.1%	28.0%
Expected life in years	6.0 years	5.3 years	5.4 years

Restricted Stock Plans

On March 7, 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan provides for grants of stock-based awards for up to 900,000 shares of common stock with a maximum of 700,000 shares which may be issued as restricted stock.  These restricted stock awards are restricted for a period (typically three years) and are forfeited to us if the grantee is not employed (except for reasons of retirement, permanent disability or death) at the end of the vesting period.  Awards of restricted stock are valued at 100% of market value at the date of grant.  The total value of the stock grant (based upon the market value at the date of the grant) is amortized to compensation expense ratably over the vesting period. The total number of shares of restricted stock granted under the 2008 Plan for which restrictions have not lapsed was 163,800 at September 24, 2008.  At September 24, 2008, 395,120 shares were reserved for future grants.  No shares have vested under the 2008 Plan to date.  The average remaining period for which restrictions had not lapsed at September 24, 2008 was 2.55 years.

The 2007 Non-Employee Director Restricted Stock Plan(the “2007 Plan”) provided for tandem awards of Common Stock (restricted shares) and book units of up to 20,000 shares and related units.  These awards are restricted for a period of three years and are returnable to us if the grantee is not serving as a Director of the Company (except for reasons of retirement, permanent disability or death) at the end of the period.  The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share of the common stock and dividends paid per share during the period, as adjusted for stock dividends/splits.  The total value of the stock grant (based upon market value at the date of the grant) is amortized to compensation expense ratably over the three-year period.  The total number of shares and book units granted under the 2007 Plan for which restrictions have not lapsed was 3,000 at September 24, 2008.  Since the 2007 Plan was replaced by the 2008 Plan, no shares are reserved for future grants under the 2007 Plan.  No shares have vested under this Plan to date.  The average remaining period for which restrictions had not lapsed at September 24, 2008 was 1.44 years.

The 1997 Capital Appreciation Plan (the “1997 Plan”) provided for tandem awards of Common Stock (restricted shares) and book units of up to 1,067,187 shares and related units.  These awards are restricted for a period of three years and are forfeited to us if the grantee is not employed (except for reasons of retirement, permanent disability or death) at the end of the period.  The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share of the common stock and dividends paid per share during the period, as adjusted for stock dividends/splits.  The total value of the stock grant (based upon market value at the date of the grant) is amortized to compensation expense ratably over the three-year period.  The total number of shares and book units granted under the 1997 Plan for which restrictions have not lapsed was 108,750 at September 24, 2008.  Since the 1997 Plan was replaced by the 2008 Plan, no shares are reserved for future grants under the 1997 Plan.  The total fair value of shares vested during the years ended September 24, 2008, September 26, 2007, and September 27, 2006 was $1,832, $1,739, and $362, respectively.  The average remaining period for which restrictions had not lapsed at September 24, 2008 was 1.11 years.

The amount charged to expense under these plans was $522 ($324, net of tax) in 2008, $779 ($483, net of tax) in 2007, and $2,044 ($1,330, net of tax) in 2006.  Total unrecognized compensation cost at September 24, 2008 was $1,752.  Significant forfeitures of restricted shares resulting from the departure of several senior leaders caused reversals of previously recognized compensation expense of $404 ($250, net of tax,) and $1,495 ($927, net of tax) in fiscal years 2008 and 2007, respectively.  These forfeitures had not been contemplated in our estimated forfeiture rate.

The following table summarizes the restricted stock activity under the plans:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at September 26, 2007	302,750	$17.24
Granted	238,500	7.49
Forfeitures	(161,648)	12.50
Vested	(104,052)	17.61
Nonvested shares at September 24, 2008	275,550	$11.43

Employee Stock Option Plans

The 2008 Plan also provides for awards in the form of options to purchase shares of common stock.  Options granted under the 2008 Plan are exercisable as to 25% on each anniversary of the date of grant until fully exercisable.  The options expire ten years from the date of the grant and are issued with an exercise price equal to the fair market value of a share of common stock on the date of grant.  Options are granted under the 2008 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors.  As of September 24, 2008, 341,080 options have been granted under the 2008 Plan and 395,120 shares are available for future issuance.  These are the same shares available for future issuance referenced in the Restricted Stock Plan disclosure.

The 2006 Employee Stock Option Plan (the “2006 Plan”) provided for the granting of up to 750,000 shares of common stock plus the number of shares that are subject to awards granted thereunder that terminate or expire or are cancelled, forfeited, exchanged or surrendered during the term of the 2006 Plan without being exercised or fully vested.  Options granted under the 2006 Plan are exercisable as to 25% on each anniversary of the date of grants until fully exercisable.  The options expire ten years from the date of the grant and are issued with an exercise price equal to the fair market value of a share of common stock on the date of grant.  Options are granted under the 2006 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors.  As of September 24, 2008, 291,050 options have been granted under the 2006 Plan.  The 2006 Plan was replaced by the 2008 Plan and as a result, no shares are reserved for future grants under the 1997 Plan.

The 1997 Employee Stock Option Plan as amended (the “1997 Plan”) provided for the granting of up to 1,745,313 stock options.  Options granted under the 1997 Plan through 2005 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable.  The options expire either five or ten years from the date of grant and are issued with an exercise price equal to the fair market value of the underlying stock on the date of grant.  Options are granted under the 1997 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors.  As of September 24, 2008, 1,272,440 options have been granted under the 1997 Plan.  The 1997 Plan was replaced by the 2008 Plan and as a result, no shares are reserved for future grants under the 1997 Plan.

Non-Employee Director Stock Option Plans

    Our Non-Employee Director Stock Option Plans provide for the grant of non-qualified stock options at a price equal to the fair market value of the common stock on the date of the grant.  Options outstanding under each plan through fiscal year 2005 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable.  Options outstanding that were issued in fiscal year 2006 or later are exercisable as to 25% on each anniversary of the date until fully exercisable.  The options expire five years from the date of grant.  At September 24, 2008, 237,000 options have been granted under the Non-employee Director Stock Option Plans.  The Non-Employee Director Stock Option Plans were replaced by the 2008 Plan and as a result, no shares are reserved for future grants under the Non-Employee Director Stock Option Plans.

    The following table summarizes the options activity under all of our Stock Option Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 26, 2007	1,354,862	$17.31
Granted	496,902	7.61
Exercised	(24,500)	11.54
Canceled or forfeited	(731,263)	15.07
Outstanding at September 24, 2008	1,096,001	14.56	5.72 years	$347
Vested or expected to vest at September 24, 2008	1,021,337	14.73	5.56 years	314
Exercisable at September 24, 2008	496,701	$17.80	2.60 years	$–

    During fiscal years 2008, 2007, and 2006, $976 ($915, net of tax), $1,735 ($1,076, net of tax) and $1,791 ($1,589, net of tax), respectively, was charged to expense related to the stock option plans.  The total intrinsic value of options exercised during the years ended September 24, 2008, September 26, 2007, and September 27, 2006 was $78, $771, and $978, respectively.  Total unrecognized stock option compensation cost at September 24, 2008 was $2,282 and is expected to be recognized over a weighted average period of 2.83 years.

Employee Stock Purchase Plan

    Under the Employee Stock Purchase Plan (the “ESPP”), a maximum of 1,852,545 shares of common stock are available for issuance to all eligible employees as determined by the Board of Directors subject to a limitation of 150,000 shares per year.  Unissued shares in any given calendar year are available to increase the annual maximum number of shares issuable in subsequent years.  Employees may purchase shares of common stock through payroll deductions ranging from 2% to 10% of compensation up to a maximum fair market value of $10 or a maximum purchase of 1,000 shares per year, whichever is less, within the limitations of the offering.  Shares are purchased at a 15% discount from the lesser of the share price on the first or last day of the year.  Shares purchased under the ESPP were 108,367 in 2008, 86,773 in 2007, and 93,309 in 2006.  During fiscal years 2008, 2007, and 2006, $488, $441, and $395 were charged to expense related to the ESPP, respectively.  Total unrecognized compensation cost at September 24, 2008 was $96 and is expected to be recognized over a weighted average period of 0.25 years.

16.  Restructuring

During fiscal year 2008, same-store sales declined while certain restaurant operating costs, such as food costs and labor rates, increased.  As a result, management undertook a review of current operations and approved a comprehensive cost reduction plan.  The majority of planned cost reductions were achieved through headcount reductions in the field and at the corporate offices.  In order to execute the comprehensive plan, during fiscal year 2008, we incurred restructuring expenses of $790 related to corporate headcount reductions, which were recorded in General and administrative expense in the Consolidated Statement of Operations.  Of the $790 accrual, $431 has been paid, while the remaining $359 will be paid in fiscal year 2009.

Similarly, during fiscal year 2007 we incurred approximately $2,221 in restructuring expenses.  We also reversed $1,495 of previously recognized compensation expense related to stock awards that will not vest in the future.  Of the total accrued, $46 was paid in the fourth quarter of fiscal year 2007 and $2,162 was paid in fiscal year 2008.  The remaining $13 is expected to be paid in the first quarter of fiscal year 2009.

The following table summarizes all restructuring-related severance accruals and payments during fiscal years 2007 and 2008:

(amounts in $000s)
Initial fiscal 2007 accrual	$2,221
4th quarter 2007 payments	$(46)
September 26, 2007 accrual balance	$2,175
Fiscal 2008 accruals	$790
Fiscal 2008 payments	$(2,593)
September 24, 2008 accrual balance	$372

In addition to severance related to restructuring, during fiscal year 2008 we also recorded severance accruals of $1,599 related to the departure of former executives.  The severance is being paid out according to the terms of the executives’ agreements.  Of the total $1,599 severance accrual for executives, $1,125 was paid in fiscal year 2008, and the remaining $474 will be paid in fiscal year 2009.

Other restructuring charges resulted from the change in strategic direction our new management enacted during the fourth quarter of fiscal year 2008.  We recognized $3,626 of pre-tax, non-cash write-offs related to the decision to forego certain planned initiatives, including software projects anda new restaurant opening.  We also incurred, on a pre-tax basis, $355 of incremental repairs and maintenance expense, $500 in proxy-related fees, and $435 in consulting fees for a fixed asset tax study.

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

18.  Supplemental Disclosures of Cash Flow Information

During fiscal year 2008, we issued 238,500 shares of restricted stock totaling $1,785, had lease retirements of $317, and had $1,293 of capital expenditures in accounts payable at year-end.  At September 24, 2008, we also had a receivable of $1,119 recorded relating to the sale of equipment.  During fiscal year 2007, we issued 178,050 shares of restricted stock totaling $3,023, had lease retirements of $1,282, and had $1,585 of capital expenditures in accounts payable at year-end.  During fiscal year 2006, we issued 135,500 shares of restricted stock totaling $2,381, entered into capital leases of $275, had retirements of $190, and had $3,000 of capital expenditures in accounts payable at year-end.

19.  Stock Repurchase

During fiscal year 2006, we repurchased a total of 20,400 shares of our common stock for a total of $312.  The share repurchase program previously authorized by the Board of Directors was announced on November 16, 2005.  The program allowed for the repurchase of up to three million shares for a period of two years.  No further repurchases were made before the expiration of the program on November 16, 2007.

20.  Quarterly Financial Data (Unaudited)

(amounts in $000s except per share data)	First Quarter	Second Quarter	Third Quarter(3)	Fourth Quarter(4)
For the year ended September 24, 2008 (52 weeks) (1)
Total Revenues	$136,396	$190,487	$144,293	$138,885
Gross Profit (2)	27,002	37,786	28,535	23,779
Costs and Expenses	138,811	195,599	160,472	149,963
Loss Before Income Taxes	(2,415)	(5,112)	(16,179)	(11,078)
Net Loss	(1,187)	(2,810)	(9,797)	(9,185)
Diluted Loss per Common and Common Equivalent Share	$(0.04)	$(0.10)	$(0.35)	$(0.32)

For the year ended September 26, 2007 (52 weeks) (1)
Total Revenues	$147,266	$202,151	$153,586	$151,139
Gross Profit (2)	37,920	53,084	37,500	34,671
Costs and Expenses	142,389	193,138	154,433	149,311
Earnings (Loss) Before Income Taxes	4,877	9,013	(847)	1,828
Net Earnings	4,165	5,992	124	1,527
Diluted Earnings per Common and Common Equivalent Share	$0.15	$0.21	$0.00	$0.05

(1) Our fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively.

(2) We define gross profit as net sales less cost of sales and restaurant operating costs, which excludes depreciation and amortization.

(3) In the third quarter of fiscal year 2008, we recognized a $14,089 pre-tax impairment charge ($8,735, net of tax), which had an impact of $0.31 per diluted share.  In the third quarter of fiscal year 2007, we recognized a $5,369 pre-tax impairment charge ($3,329, net of tax), which had an impact of $0.12 per diluted share.

(4) In the fourth quarter of fiscal year 2008, we recognized $6,366 ($4,074, net of tax, or $0.14 per diluted share) of non-cash charges and other expenses.  Of the pre-tax total, $3,626 related to the write-off of certain initiatives, including software projects and a new restaurant opening.  The remaining $2,740 related to other expenses, including additional General and administrative expenses related to severance, proxy fees, and consulting fees for a tax study.  In comparison, in the fourth quarter of fiscal year 2007, we recognized $1,100 of severance and restructuring expenses ($682, net of tax), which had an impact of $0.02 per diluted share.

21.  Subsequent Events

Effective November 21, 2008, we amended the Facility and the Senior Note Agreement.  Our Facility was extended to January 30, 2010.  Our borrowing capacity was reduced to $25,000 and is scheduled to remain at that level through maturity.  As amended, the Facility will bear interest at a rate based on LIBOR plus 350 basis points.  The amendment also waived certain financial covenant violations as of September 24, 2008 and includes revised financial covenants on a prospective basis.  Giving effect to this amendment, we were not in default under the Facility as of September 24, 2008.

The Senior Note Agreement was amended to reduce and extend the collateral obligations.  As amended, the Senior Note Agreement requires us to secure the borrowings with certain real estate assets if the principal balance under the Senior Note Agreement is greater than $5,000 on March 31, 2010.  As with the Facility, the amendment waived certain financial covenant violations as of September 24, 2008 and includes revised financial covenants on a prospective basis. Giving effect to this amendment, we were not in default under the Senior Note Agreement as of September 24, 2008.  Subsequent to year-end, we made a principal payment of $4,471 on the Senior Note Agreement.

On November 26, 2008, we refranchised seven restaurants to an existing franchisee.  We received proceeds of $2,660 in conjunction with this transaction.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 24, 2008.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 24, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Certain information required by this Item with respect to our executive officers is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption, “Executive Officers of the Registrant.”  Other information required by this Item will be contained in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed on or before January 22, 2009, and such information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this Item will be contained in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed on or before January 22, 2009, and such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be contained in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed on or before January 22, 2009, and such information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be contained in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed on or before January 22, 2009, and such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be contained in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed on or before January 22, 2009, and such information is incorporated herein by reference.

PART IV.

ITEM 15.     EXHIBITS,FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

1. Financial Statements.The following table sets forth the financial statements filed as a part of this report:

Consolidated Statements of Financial Position at September 24, 2008 and September 26, 2007

For the years ended September 24, 2008, September 26, 2007, and September 27, 2006:
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’Equity
Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm
Management’s Report on Internal Control over Financial Reporting

2. Financial Statement Schedules.

All schedules for the years ended September 24, 2008, September 26, 2007,and September 27, 2006 have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

3. Exhibits.

      The following exhibits are filed as a part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.01
Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002. (Incorporated by reference to the Registrant's definitive Proxy Statement dated December 19, 2001, related to the 2002 Annual Meeting of Shareholders).

3.02	Restated By-Laws of The Steak n Shake Company, as amended on June 19, 2008. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated June 19, 2008).

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

4.11
Fourth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 29, 2004 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2005.)

4.12
Fifth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 29, 2004 related to a $50,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 26, 2005.)

4.13
Amendment No. 4 to the Amended and Restated Note Purchase and Private Shelf Agreement dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

4.14
Sixth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated September 11, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 15, 2006.)

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

4.19
Amendment No. 5 to the Amended and Restated Note Purchase and Private Shelf Agreement dated October 30, 2007.  (Incorporated by reference to Exhibit 4.19 to the Registrant's Annual Report on Form 10-K for the year ended September 26, 2007 filed on December 10, 2007).

4.20
Amendment No. 6 to the Amended and Restated Note Purchase and Private Shelf Agreement dated December 5, 2007. (Incorporated by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K for the year ended September 26, 2007 filed on December 10, 2007).

4.21
Seventh Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 7, 2007.  (Incorporated by reference to Exhibit 4.21 to the Registrant's Annual Report on Form 10-K for the year ended September 26, 2007 filed on December 10, 2007).

4.22
Amendment No. 7 to the Amended and Restated Note Purchase and Private Shelf Agreement dated May 16, 2008. (Incorporated by reference to Exhibit 4.01 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).

4.23
Eighth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated May 16, 2008. (Incorporated by reference to Exhibit 4.02 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).

4.24
Amendment No. 8 to the Amended and Restated Note Purchase and Private Shelf Agreement dated August 11, 2008. (Incorporated by reference to Exhibit 4.02 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2008).

4.25
Ninth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated August 6, 2008. (Incorporated by reference to Exhibit 4.01 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2008).

4.26
Amendment No. 9 to the Amended and Restated Note Purchase and Private Shelf Agreement dated November 21, 2008. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 21, 2008).

4.27
Tenth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 21, 2008. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2008).

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

10.31*
Form of Change in Control Benefits Agreement dated November 7, 2007 with Jeffrey A. Blade, Duane E. Geiger, Alan B. Gilman, Omar Janjua, David C. Milne, Thomas Murrill, Steven M. Schiller and J. Michael Vance.

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

10.36*
Form of First Amendment to Change in Control Agreement dated November 7, 2007 entered into on April 22, 2008 with Gary T. Reinwald. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2008).

10.37*	Form of Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).

10.38*
Form of 2008 Equity Incentive Plan Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).

10.39*
First Amendment dated April 22, 2008 to Change in Control Benefits Agreement dated November 7, 2007 entered into with Duane Geiger. (Incorporated by reference to Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).

10.40*
Resignation Agreement and Complete General Release between The Steak n Shake Company and Jeffrey A. Blade dated July 11, 2008. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 11, 2008).

10.41*
Resignation Agreement and Complete General Release between The Steak n Shake Company and Steven C. Schiller dated July 23, 2008. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2008).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 8, 2008.

THE STEAK N SHAKE COMPANY
By: /s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 8, 2008.

/s/ Duane E. Geiger	Interim Chief Financial Officer, Vice President and Controller
Duane E. Geiger	(Principal Financial Officer and Principal Accounting Officer)
/s/ Sardar Biglari	Chief Executive Officer and Chairman of the Board
Sardar Biglari	(Principal Executive Officer)

/s/ Phillip Cooley	Director
Phillip Cooley
/s/ Wayne L. Kelley	Director
Wayne L. Kelley

/s/ William J. Regan, Jr.	Director
William J. Regan, Jr.

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

/s/ Dr. John W. Ryan	Director
Dr. John W. Ryan

/s/ Stephen M. Schmidt	Director
Stephen M. Schmidt

/s/ Edward W. Wilhelm	Director
Edward W. Wilhelm

EXHIBIT INDEX
Exhibit Number	Description
3.01
Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002. (Incorporated by reference to the Registrant's definitive Proxy Statement dated December 19, 2001, related to the 2002 Annual Meeting of Shareholders).

3.02	Restated By-Laws of The Steak n Shake Company, as amended on June 19, 2008. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated June 19, 2008).

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

4.11
Fourth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 29, 2004 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2005.)

4.12
Fifth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 29, 2004 related to a $50,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 26, 2005.)

4.13
Amendment No. 4 to the Amended and Restated Note Purchase and Private Shelf Agreement dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant's Current Report on Form 8-K, dated November 2, 2006).

4.14
Sixth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated September 11, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 15, 2006.)

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

4.19
Amendment No. 5 to the Amended and Restated Note Purchase and Private Shelf Agreement dated October 30, 2007.  (Incorporated by reference to Exhibit 4.19 to the Registrant's Annual Report on Form 10-K for the year ended September 26, 2007 filed on December 10, 2007).

4.20
Amendment No. 6 to the Amended and Restated Note Purchase and Private Shelf Agreement dated December 5, 2007. (Incorporated by reference to Exhibit 4.20 to the Registrant's Annual Report on Form 10-K for the year ended September 26, 2007 filed on December 10, 2007).

4.21
Seventh Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 7, 2007.  (Incorporated by reference to Exhibit 4.21 to the Registrant's Annual Report on Form 10-K for the year ended September 26, 2007 filed on December 10, 2007).

4.22
Amendment No. 7 to the Amended and Restated Note Purchase and Private Shelf Agreement dated May 16, 2008. (Incorporated by reference to Exhibit 4.01 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).

4.23
Eighth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated May 16, 2008. (Incorporated by reference to Exhibit 4.02 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).

4.24
Amendment No. 8 to the Amended and Restated Note Purchase and Private Shelf Agreement dated August 11, 2008. (Incorporated by reference to Exhibit 4.02 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2008).

4.25
Ninth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated August 6, 2008. (Incorporated by reference to Exhibit 4.01 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2008).

4.26
Amendment No. 9 to the Amended and Restated Note Purchase and Private Shelf Agreement dated November 21, 2008. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 21, 2008).

4.27
Tenth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 21, 2008. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2008).

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

10.31*
Form of Change in Control Benefits Agreement dated November 7, 2007 with Jeffrey A. Blade, Duane E. Geiger, Alan B. Gilman, Omar Janjua, David C. Milne, Thomas Murrill, Steven M. Schiller and J. Michael Vance.

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

10.36*
Form of First Amendment to Change in Control Agreement dated November 7, 2007 entered into on April 22, 2008 with Gary T. Reinwald. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2008).

10.37*	Form of Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).

10.38*
Form of 2008 Equity Incentive Plan Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).

10.39*
First Amendment dated April 22, 2008 to Change in Control Benefits Agreement dated November 7, 2007 entered into with Duane Geiger. (Incorporated by reference to Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).

10.40*
Resignation Agreement and Complete General Release between The Steak n Shake Company and Jeffrey A. Blade dated July 11, 2008. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 11, 2008).

10.41*
Resignation Agreement and Complete General Release between The Steak n Shake Company and Steven C. Schiller dated July 23, 2008. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2008).

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