Form 10-K/A
period 2008-09-24
STEAK & SHAKE CO
filed 2009-01-22
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

The Steak n Shake Company
Form 10-K/A
Year ended September 24, 2008

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of The Steak n Shake Company (“we”, “us”, “our”, or the “Company”) for the fiscal year ended September 24, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on December 8, 2008 (the “Original Filing”).  Since we will not file our definitive proxy statement within 120 days of our fiscal year ended September 24, 2008, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers
    The information required by this item with respect to our executive officers is incorporated herein by reference to the information included under the caption “Executive Officers of the Registrant” in Part I, Item 1 of the Original Filing.

Directors
    Our Board of Directors currently consists of nine members, each of whom is elected to serve one year, or until his or her successor is duly chosen and qualified, or until he or she resigns or is removed.  The members of our Board of Directors are listed below, along with the age, tenure as director and business background for at least the last five years for each.  There are no family relationships, of first cousin or closer, among our directors and executive officers by blood, marriage, or adoption.

Name	Age	Director Since	Business Experience
Sardar Biglari	31	2008
Chairman and Chief Executive Officer of the Company; Chairman and Chief Executive Officer of Biglari Capital, the general partner of the Lion Fund, L.P. (“Lion Fund”), a private investment fund, since its inception in 2000.  He has also served as the Chairman of the Board of Western Sizzlin Corp. (“Western Sizzlin”), a steak and buffet restaurant chain operating and franchising restaurants, since March 2006 and as its Chief Executive Officer and President since May 2007.

Philip Cooley	65	2008
Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, since 1985.  Served as an advisory director of Biglari Capital since 2000 and as Vice Chairman of the Board of Western Sizzlin since March 2006; Director of the Consumer Credit Counseling Service of Greater San Antonio and the Financial Management Association and the Eastern Finance Association.

Wayne L. Kelley	64	2003
Private Investor; Interim Chairman of the Company from March 2008 to June 2008; Interim Chief Executive Officer of the Company from March 2008 to August 2008; Director of Steak n Shake Operations, Inc., a subsidiary of the Company, from 1999 through 2006;  President of Kelley Restaurants, Inc., the Company's largest franchisee, from 1988 through 2005.

Ruth J. Person	63	2002
Chancellor and Professor of Management, University of Michigan-Flint; Former Chancellor, Indiana University Kokomo and Professor of Management from 1999 through 2008; President, American Association of University Administrators 2003 through 2004; Former President, Board of Directors, Workforce Development Strategies, Inc.; Former Member, Key Bank Advisory Board – Central Indiana.

William J. Regan, Jr.	62	2008
Private Investor; Chief Financial Officer, California Independent System Operator Corporation from June 1999 until retirement in April 2008; Director of the Consumer Credit Counseling Service of Greater San Antonio.  Formerly held senior financial positions at Entergy Corporation, United Services Automobile Association (USAA), and American Natural Resources.

J. Fred Risk	80	1971	Private investor; Chairman of the Board of Directors of Security Group, Inc.

John W. Ryan	79	1996	Private investor; Chancellor of the State University of New York Systems from 1996 through 1999; President of Indiana University from 1971 through 1987.

Steven M. Schmidt	54	2005
President, Business Solutions Division - Office Depot; formerly, President & CEO, ACNielsen; EVP, VNU Marketing Information New York, NY; formerly President of Pillsbury Foods, Canada; also held senior executive posts with Pepsi-Cola and Procter & Gamble.

Edward W. Wilhelm	50	2006	Consultant; formerly Chief Financial Officer of Borders Group, Inc. through January 5, 2009; held a number of senior financial positions at Borders Group, Inc. since 1994.

Section 16(A) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) sets forth certain filing requirements relating to securities ownership by directors, executive officers and ten percent shareholders of a publicly held company.  To the Company’s knowledge, based on the representations of its directors and executive officers and copies of their respective reports filed with the SEC, all filing requirements were satisfied by each such person during the fiscal year ended September 24, 2008.

Code of Business Conduct and Ethics

    The Company has a long-standing code of ethics which applies to its principal executive officer, principal financial officer and principal accounting officer, as well as all officers, directors and employees.  A copy of the Code of Business Conduct and Ethics can be obtained without charge on the Company’s web site (www.steaknshake.com) or by written request to the Company at the address on the front page of this Form 10-K/A.  If the Company makes any substantive amendment to, or grants any waiver of a provision of the code, the Company will disclose the nature of such amendment or waiver via its web site or in a current report on Form 8-K.

Changes to Procedures for Shareholders to Nominate Persons for Election to the Board of Directors

    There were no material changes made during fiscal 2008 to the procedures by which shareholders may recommend nominees to our Board of Directors.

Audit Committee Matters

    The Board of Directors maintains a standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended, and the listing rules of the New York Stock Exchange.  The Board of Directors has determined that the members of the committee, Messrs. Wilhelm and Risk and Dr. Cooley, are independent under the listing rules of the New York Stock Exchange and qualify as “audit committee financial experts” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Introduction

    This Compensation Discussion and Analysis is designed to provide shareholders with a better understanding of our compensation philosophy, core principles, and decision making process.  It explains the compensation-related actions taken with respect to the executive officers who are identified in the Summary Compensation Table (the “Named Executive Officers”).  Details regarding the compensation we paid to the Named Executive Officers for fiscal 2008 are found in the tables and narrative which follows them.

    What you will read below reflects decisions, philosophy and executive compensation which were determined by a prior composition of the Compensation Committee.  The current Compensation Committee is reevaluating its compensation philosophy to ensure that executive compensation is aligned with the Company’s objective of maximizing its per-share intrinsic business value.  We will communicate modifications to our compensation system as soon as practicable.

Executive Compensation Philosophy

    Our long-term success depends on our ability to operate effectively and efficiently, offer appealing products and outstanding service for our customers and invest wisely for present and future success.  To achieve these goals, we must attract, motivate, and retain highly talented individuals at all levels of the organization.  The Compensation Committee strives to provide compensation which is appropriate to attract and retain such individuals.

    All decisions relating to the compensation of the Named Executive Officers are made by the Compensation Committee in executive session, without management present.  In assessing the compensation of the Chief Executive Officer, the Compensation Committee makes a qualitative assessment of our performance, his contribution to that performance, his expected performance in the future, and other factors (including tenure and experience, retention concerns, historical compensation and the relationship of his compensation to other executives in the Company).  In evaluating the performance of other executive officers, the Compensation Committee considers the evaluations provided by the Chief Executive Officer, the Company’s performance, individual performance, department performance and other criteria that the Committee believes to be indicative of performance.

    As a general matter, over 50% of targeted annual compensation to executive officers takes the form of performance-dependent, incentive cash and equity programs.  We believe that putting a significant portion of compensation at risk provides an incentive to perform at the highest level and more closely aligns the executives’ perspective with that of our shareholders.

    As part of making any compensation decision, the Compensation Committee reviews market compensation levels for executive officers at other restaurant companies (for positions that are unique to our industry) or similarly-sized companies (for other positions) to determine whether the compensation components for our executive officers remain in the targeted ranges described in the following paragraph.  With the assistance of our Human Resources department and with information obtained from a third party compensation consultant, management collects and presents compensation data for our executive officers, including the Named Executive Officers.  Information regarding the restaurant industry was obtained from the Chain Restaurant Compensation Association and the Committee’s consultant.  Information regarding the compensation for executives at similarly-sized companies is obtained from the Committee’s consultant and from published compensation surveys.  The compensation surveys provide data on pay practices for executive positions at companies with similar revenue size, although they do not provide names of the reported companies.  The compensation assessment that is presented to the Compensation Committee includes an evaluation of base salary, target annual incentive opportunities, long-term incentive grant values, and benefits for each executive officer relative to similar positions in the market.

   The Compensation Committee sets total targeted compensation for executives who hold positions unique to the restaurant industry (such as EVP of Operations) between the 50th and 75th percentiles of a set of restaurant companies of similar size.  For other executive positions,where both restaurant and general industry pay levels are relevant for staffing and retention (such as Chief Financial Officer), the Compensation Committee sets targeted total compensation  the 50th and 75th percentiles of comparable restaurant companies and the 50th percentile of non-restaurant companies of a similar revenue size.  The Committee may vary from these percentiles based on such factors as historic compensation, individual skills, experience, contribution and performance, internal equity, retention concerns and other factors relevant to the individual executive.  In addition, actual compensation (e.g., amounts earned and paid each year) may be higher or lower than targeted total compensation based on our performance or the assessment of the executive’s performance.

Components of Total Compensation

Base Salary
    We believe base salaries should be set at a level sufficient to attract and retain the executive talent needed to run our business.  The Compensation Committee sets base salaries at market median levels for positions that are unique to the restaurant industry, and between the 50th and 75th percentile in the restaurant industry for other executive positions.

    In setting base salaries for fiscal 2008, the Compensation Committee considered the following factors:

•	Internal analysis. This is the relative pay difference for different job levels within the Company.

•
Individual performance.  Increases to base salaries can result from individual performance assessments as well as an evaluation of the market and the mix among various components of compensation.  In setting the salary for Mr. Gilman, the Committee retained his predecessor’s salary, which was unchanged from the prior year as a result of our disappointing performance.  In setting the salary for Mr. Kelley, the Committee balanced his extensive experience with the Company against the interim nature of his appointment.  In setting Mr. Biglari’s salary, the Committee considered his recent involvement with the Company and his significant equity stake in the Company.  In fiscal 2008 all of our Chief Executive Officers’ base salaries were below the 50th percentile for chief executive officers of similarly sized companies in the restaurant industry and generally based on information available to the Committee.

The Compensation Committee also reviewed the performance of the other Named Executive Officers, ultimately concluding that, while their individual performances had been satisfactory, our overall disappointing performance in fiscal 2008 did not warrant an increase in base salaries. The Committee believed that their equity compensation would provide an appropriate incentive to improve our performance and reward them for success in their roles. A discussion of the mix between the two components of equity compensation is in the “Long-Term Incentives” section below.

•
Market data.  As noted above, while the Compensation Committee uses industry and general market data to test for the reasonableness and competitiveness of base salaries, Committee members exercise subjective judgment within the ranges in this data in view of our compensation objectives and individual performance and circumstances.

Annual Incentive Bonus
    For fiscal 2008 the Compensation Committee intentionally allocated a greater portion of targeted total compensation to the performance-dependent elements.  One way in which it did this was to set what it believed to be aggressive, but reachable, targets for fiscal 2008 under our Incentive Bonus Plan.

    Over 100 employees, including the Named Executive Officers, participated in the Incentive Bonus Plan in fiscal 2008.  The Compensation Committee established a target incentive opportunity for each participant, expressed as a percent of base salary.  The Named Executive Officers had target bonus opportunities set at 30% - 70% of their base salaries.  For the Named Executive Officers, the target annual incentives for fiscal 2008 were as follows:

Named Executive Officer	Target Bonus Incentive as a % of Base Salary
Mr. Biglari	0%[a]
Mr. Gilman	70%
Mr. Kelley	0%[a]
Mr. Blade	40%
Mr. Geiger	30%
Mr. Janjua	40%
Mr. Milne	30%
Mr. Schiller	35%
Mr. Murrill	40%

a   Messrs. Biglari and Kelley did not participate in the Company's Incentive Bonus Plan in fiscal 2008.

    To arrive at a payout number under the Incentive Bonus Plan, the target bonus opportunity for each participant is multiplied by a formula based on our performance as determined by targets for objective performance and measures and individual performance goals.  In fiscal 2008 the corporate performance measures were growth in earnings before interest and taxes (“EBIT”) and same store sales over the prior year.  Individual performance was based on the successful completion of defined projects during the fiscal year.  The individual performance modifier may result in further modification of the payout, since any upward adjustment for one participant must be offset by downward adjustments for others.  The formula used to compute bonus payouts is set forth below:

Target Bonus Amount	X	Corporate Performance Modifier (0% - 250%)	X	Individual Performance Modifier (75% -125%)

    After the end of the fiscal year, the Compensation Committee evaluates the Company’s performance against the specific targets set at the beginning of the year and modifies the bonus payout to 0% to 250% of the target.  For fiscal 2008, the targets for growth in EBIT and same store sales were as follows:

Factors	Threshold(0%)	Target(100%)	Maximum(250%)
Same Store Sales	-3.5%	-2.0%	0.0%
EBIT	$28.9M	$29.6M	$31.1M

    In fiscal 2008, we did not achieve the targets at the threshold level for either the same store sales or EBIT performance measures.  Consequently, we made no payments under the Incentive Bonus Plan to any participant in fiscal 2008.

Long-Term Incentives
    Equity-based incentives are a significant element of total executive officer compensation, as we believe these forms of compensation align the interests of executives with those of our shareholders for periods greater than the single year focus of the Incentive Bonus Plan.  They also encourage retention of employees.  These equity-based incentives consist of stock options and restricted stock.

    In making equity-based awards, the Compensation Committee also considers the executive’s level of responsibility, prior experience, internal equity, retention concerns, individual performance, and market data for the particular position.  The Committee uses the value of these incentives as determined by accounting principles to provide targeted total compensation at the levels discussed above.  If our shareholder returns exceed industry averages, our executives’ compensation will likewise exceed industry averages.  Likewise, if our shareholders do not realize competitive returns on their investments, our executives’ compensation will fall below the industry average.

Stock Options
    Stock options reward the recipient for the increase in our stock price during the holding period.  Options represent the high-risk and potential high-return component of our total long-term incentive program, as the potential value of each option can fall to zero if the price of our stock is lower than the exercise price when the options expire.

    The size of stock option grants for executive officers is based primarily on the target dollar value of the award, translated into a number of option shares based on the estimated economic value of the award, as determined using the Black-Scholes option pricing formula.  The number of shares underlying stock option awards will typically vary from year to year, as it is dependent on the price of our stock.  Subject to limits imposed by Section 422 of the Internal Revenue Code, options granted to all employees are incentive stock options.

    In April 2008, the Compensation Committee approved annual grants of stock options to each of the Named Executive Officers.  These options had an exercise price equal to the market value of our stock on the date of grant.  They were granted under the 2008 Equity Incentive Plan, which was approved by our shareholders in March 2008.  These options vest over four years, at a rate of 25% per year, beginning on the first anniversary of the grant.  They expire ten years from the date of grant. See “Grants of Plan-Based Awards.”

    We do not backdate options or grant options or other equity awards retroactively.  In addition, we do not purposely schedule option awards or other equity grants prior to the disclosure of favorable information or after the announcement of unfavorable information.  In general, equity-based incentive awards are made during the Board meeting held in conjunction with the annual meeting, with mid-year grants limited to newly hired or promoted employees.

Restricted Stock
    Restricted stock awards provide the recipient with shares of our stock, which the recipient may vote and for which he may receive dividends during the vesting period.  The recipient may not transfer or assign the restricted shares for a period after the date of grant, however, and if the recipient ceases to be our employee for any reason other than death, disability or retirement during that period the shares will be forfeited.  The restriction on transfer is generally three (3) years, although some new hires have received shares with a shorter period of restriction.  If the recipient ceases being our employee during the vesting period as a result of retirement, death or disability then the recipient (or his/her estate) will receive a pro rata amount of shares reflective of the percent of the vesting period during which the recipient was employed.

Perquisites
    The current perquisites provided to executive officers include: (i) amounts we pay to group life insurance premiums for coverage in excess of $50,000, and (ii) personal use of a company car.  In fiscal 2008 we also provided a medical reimbursement plan which provided officers with up to $3,500 in reimbursement for otherwise unreimbursed medical costs each year, a plan which reimbursed officers for 75% of their tax preparation costs up to a total benefit of $1,250 and a Company matching contribution of 50% of up to 6% of the officer’s compensation contributed into the 401(k) Plan and deferred into the Deferred Compensation Plan.  One officer also received a one-time payment for relocation expenses.  These programs have been discontinued in fiscal 2009 with the matching contribution being suspended until the Company returns to profitability.  See footnote (c) to the Summary Compensation Table below for the perquisites provided to each Named Executive Officer in fiscal 2008.

   Our executive officers also receive the benefits provided to all employees, subject to satisfying the requirements for participation.  These benefits include: participation in the 401(k) Plan, life insurance equal to their annual salary, group medical & dental plans, short- and long-term disability insurance, and a lunch discount of 50% at Steak n Shake restaurants on work days.  The executive officers are also entitled to participate in the Company's Deferred Compensation Plan, a plan which is only open to those who are “highly compensated” under IRS regulations.

Employment Agreements, Severance, and Change-in-Control Arrangements

Employment Agreements
    We currently have entered into employment agreements with three of the Named Executive Officers, Messrs. Geiger, Janjua and Milne.  These agreements (the “Employment Agreements”) provide for the payment of benefits in the event their employment is terminated without cause or in the event they terminate their employment with good reason at any time.  In establishing the benefits to be provided under the Employment Agreements, the Committee obtained benchmarking information from its compensation consultant, considered which individuals were vital to retain and evaluated the potential costs and benefits of the Employment Agreements.

    The primary terms of the Employment Agreements are provided below:

•
Stay Payment.  If a Change in Control (as defined in the Employment Agreements) had occurred prior to November 7, 2008, the employee would have received a payment in an amount equal to 30% of his base salary.

•
Termination Following Change in Control.  In the event that the employment of the employee is terminated within one year of a change in control by us without “cause” (as defined in the Employment Agreements) or by the employee for the reasons set forth in Section 4 of the Employment Agreements (“good reason”), he will receive: (a) a lump-sum severance payment equal to one year of his base salary, (b) coverage under the group medical plan for one year, (c) use of his Company-provided car for up to 60 days, (d) a lump-sum payment of a pro rata amount of the annual incentive bonus to which he would have been entitled had he been employed through the applicable bonus computation period, and (e) reimbursement of up to $15,000 for outplacement services.

•
Termination Without Cause or Separation with Good Reason.  Should we terminate the employee without cause, or should the individual decide to separate with good reason at any time then he will receive: (a) his normal gross salary, payable for one year; this amount will be reduced by the amount of the compensation earned in any subsequent employment; (b) a lump-sum payment equal to the pro rata portion of the annual incentive bonus reflective of the number of days in the year the individual was employed; (c) continued use of his Company owned automobile for up to 60 days following separation or until provided with an automobile by a subsequent employer; (d) continued participation in any Company-provided group medical insurance plan for up to one year, or until provided benefits by a subsequent employer; and (e) up to $15,000 for outplacement services.

•
Executive’s Obligations.  Prior to obtaining any benefits under an Employment Agreement, the employee must waive any claims against us and agree to keep confidential our confidential information and business secrets.  The employee also must agree not to solicit any of our employees for one year following termination.  We may recover any benefits paid under the Employment Agreements if the employee breaches any of his obligations under the Employment Agreements.

Effect of a Change in Control, Death, Disability or Retirement on Equity Grants
    In the event of the death of an option recipient, then his/her estate may exercise the option in full at any time prior to its expiration.  In the event of an option recipient's retirement, he/she may exercise any vested options within three months form the date of retirement.  Should an option recipient's employment end as a result of a disability, then he/she would be able to exercise the options as if the recipient had remained with the Company through (i) cessation of payments under a disability pay plan of the Company, (ii) the recipient's death, or (iii) the recipient's 65th birthday.

    All prior restricted stock plans, the 2006 Steak n Shake Employee Stock Option Plan and the 2008 Equity Incentive Plan contain provisions that accelerate the vesting of the awards upon a change in control.  Options granted under prior stock option plans may be accelerated upon a change in control at the discretion of the Board of Directors.

    The number of unvested shares that would vest on a change in control, and the value of those shares as of the end of the fiscal year, is set forth in the table below entitled “Outstanding Equity Awards at Fiscal Year End” under the column entitled “Number of Shares or Units of Stock that Have Not Vested.”

Deductibility Cap on Executive Compensation

    Section 162(m) of the Internal Revenue Code prohibits publicly-held companies from taking a tax deduction for certain compensation paid in excess of $1 million to the Chief Executive Officer and each of the three other most highly compensated executive officers (other than the Chief Financial Officer).  Performance-based compensation remains deductible.  To qualify as performance-based compensation, the program under which it is provided must be approved by shareholders and meet other requirements.  Our policy is, where feasible, to attempt to qualify our compensation plans for full deductibility.  Pursuant to that policy, we have taken steps to qualify compensation under our Incentive Bonus Plan and all equity plans that provide for the issuance of stock options as “performance-based compensation.”

    We may make payments that are not fully deductible if, in the judgment of the Compensation Committee, such payments are otherwise necessary to achieve compensation objectives.  In fiscal 2008 we did not pay compensation that was not deductible under Section 162(m).

Summary Compensation Information

    The following table shows the compensation paid to the three individuals who served as Chief Executive Officer during fiscal 2008, the two individuals who served as Chief Financial Officer, the other two most highly compensated executive officers who received total compensation of over $100,000 in fiscal 2008 and two former executive officers who would have been among the three most highly compensated employees had they been employed at the end of fiscal 2008 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary	Stock Awards[a]	Option Awards[b]		All Other Compensation[c]	Total
Sardar Biglari, Chairman and Chief Executive Officer	2008	$30,105	$—	$—		$14,535	$44,640
Alan Gilman, Former Chairman, Former Interim President and Chief Executive Officer	2008	$334,615	$(12,903)[d]	$(27,672)[d]		$280,631	$574,671
	2007	$331,731	$12,903	$308,078		$26,547	$679,259
Wayne Kelley, Former Interim Chairman and Chief Executive Officer	2008	$127,307	$—	$2,023		$12,047	$141,377
Jeff Blade, Former EVP, Chief Financial Officer, Chief Administrative Officer and Interim President	2008	$293,227	$(138,337)[e]	$14,829	[e]	$372,832	$542,551
	2007	$305,885	$163,536	$85,341		$18,250	$573,012
Duane Geiger, Interim Chief Financial Officer, Vice President, Controller	2008	$187,500	$64,762	$65,528		$15,992	$333,782
	2007	$185,596	$74,426	$48,910		$15,455	$324,387
Omar Janjua, Executive Vice President, Chief Operating Officer	2008	$300,000	$100,374	$49,769		$50,836	$500,979
David Milne, Vice President, General Counsel, Corporate Secretary	2008	$209,796	$71,744	$42,294		$17,796	$341,630
Steven Schiller, Former Senior Vice President, Chief Marketing Officer	2008	$237,692	$(41,077)[f]	$11,931	[f]	$244,503	$453,049
	2007	$254,903	$122,320	$45,271		$17,780	$440,274
Tom Murrill, Former Senior Vice President, Human Resources	2008	$260,000	$— [g]	$92,379	[g]	$7,086	$359,465

a.
Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to stock awards in fiscal 2008, computed in accordance with SFAS 123(R), excluding the impact of estimated forfeitures for service-based vesting conditions, as follows:

Name	Date of Grant	No. of Shares	Fiscal 2008 Expense
Mr. Gilman	8/17/07	17,000	$(12,903)
Total			$(12,903)

Mr. Blade	10/4/04	8,500	$—
	9/14/05	3,000	(19,750)
	2/8/06	12,000	(69,880)
	2/6/07	13,400	(48,707)
	4/12/08	30,300	—
Total			$(138,337)

Mr. Geiger	10/4/04	5,500	$—
	2/8/06	4,400	25,623
	2/6/07	4,600	27,171
	4/12/08	10,400	11,968
Total			$64,762

Mr. Janjua	6/13/07	15,400	$77,359
	4/12/08	20,000	23,015
Total			$100,374

Mr. Milne	10/4/04	4,000	$—
	2/8/06	4,100	23,876
	2/6/07	4,200	24,808
	5/8/07	1,200	6,604
	4/12/08	14,300	16,456
Total			$71,744

Mr. Schiller	5/11/05	8,000	$30,950
	2/8/06	7,500	(43,675)
	2/6/07	7,800	(28,352)
	4/12/08	17,500	—
Total			$(41,077)

Mr. Murrill	4/23/07	6,400	$(16,581)
	4/12/08	13,900	—
Total			$(16,581)

    Negative numbers reflect the benefit the Company realized when these grants were forfeited upon the officer's departure from the Company during fiscal 2008.  See Note 15 of Notes to Consolidated Financial Statements included in Part II,  Item 8 of the Original Filing for a description of the assumptions made in the valuation.  The actual value realized by the Named Executive Officer with respect to stock awards will depend on the market value of our stock on the date the restricted stock vests, as well as the date on which the stock is subsequently sold.

b.
Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to stock option awards in fiscal 2008, computed in accordance with SFAS 123(R), excluding the impact of estimated forfeitures for service-based vesting conditions, as follows:

Name	Date of Grant	No. of Shares Underlying Options	Fiscal 2008 Expense
Mr. Gilman	8/4/04	25,000	$(7,788)
	9/14/05	25,000	(17,996)
	5/8/07	5,000	(1,888)
	5/15/07	23,787	—
	8/17/07	26,900	—
Total			$(27,672)

Mr. Kelley	5/9/99	8,250	$—
	11/12/03	5,000	218
	12/1/03	7,247	—
	11/18/04	5,000	1,805
Total			$2,023

Mr. Blade	3/15/04	12,000	$1,939
	9/14/05	16,500	(11,877)
	2/8/06	20,200	11,697
	2/6/07	21,300	13,070
	4/12/08	48,100	—
Total			$14,829

Mr. Geiger	5/6/99	3,300	$—
	10/11/03	1,339	—
	8/4/04	7,500	1,966
	9/14/05	4,000	2,811
	2/8/06	7,500	12,255
	9/29/06	4,036	—
	2/6/07	7,300	12,639
	5/11/07	6,982	27,859
	4/12/08	16,400	7,998
Total			$65,528

Mr. Janjua	6/13/07	24,400	$34,310
	4/12/08	31,700	15,459
Total			$49,769

Mr. Milne	8/4/04	5,000	$1,311
	2/21/05	1,574	—
	9/14/05	6,000	4,216
	2/8/06	6,900	11,275
	9/29/06	288	—
	2/6/07	6,700	11,600
	5/8/07	1,800	2,773
	5/11/07	1,954	—
	4/12/08	22,800	11,119
Total			$42,294

Mr. Schiller	5/11/05	10,000	$(2,970)
	2/8/06	12,700	7,354
	2/6/07	12,300	7,547
	4/12/08	27,800	—
Total			$11,931

Mr. Murrill	4/23/07	10,200	$—
	4/12/08	22,100	92,379
Total			$92,379

     Negative numbers reflect the benefit the Company realized when these grants were forfeited upon the officer's departure from the Company during fiscal 2008.  See Note 15 of Notes to Consolidated Financial Statements included in Part II,  Item 8 of the Original Filing for a description of the assumptions made in the valuation.  The actual value realized by the Named Executive Officer with respect to option awards will depend on the difference between the market value of our stock on the date the option is exercised and the exercise price.

c.	The type and amount of the components of the figures in the “All Other Compensation” column above for fiscal year 2008 are as follows:

	Mr. Biglari	Mr. Gilman	Mr. Kelley	Mr. Blade	Mr. Geiger	Mr. Janjua	Mr. Milne	Mr. Schiller	Mr. Murrill
401(k) matching contributions	$—	$1,285	$2,689	$1,064	$891	$—	$1,731	$949	$—
Nonqualified Deferred Compensation Plan matching contributions	$—	$7,369	$1,130	$7,733	$4,687	$—	$4,562	$5,550	$—
Excess life insurance	$25	$3,399	$503	$404	$248	$625	$191	$211	$1,084
Tax preparation	$—	$—	$—	$—	$—	$—	$401	$581	$994
Automobile expenses – personal use	$—	$5,463	$4,225	$10,131	$6,666	$361	$7,411	$13,018	$1,509
Executive Medical Reimbursement Plan	$—	$3,500	$3,500	$3,500	$3,500	$3,500	$3,500	$3,500	$3,500
Relocation Expenses	$—	$—	$—	$—	$—	$46,350	$—	$—	$—
Board of Director Fees	$14,510	$—	$—	$—	$—	$—	$—	$—	$—
Severance Payments	$—	$259,615	$—	$350,000	$—	$—	$—	$220,694	$—

d.	Mr. Gilman forfeited all equity awards which vested after March 10, 2008, his last day of employment with the Company. The specific awards that were forfeited are set forth below:

Restricted Stock
Grant Date	No. of shares
8/17/07	17,000

Stock Options
Grant Date	No. of Options
8/4/04	25,000
9/14/05	25,000
5/8/07	5,000
5/15/07	23,787
8/17/07	26,900

    As a result of the forfeiture, we have reversed ($40,575) of the SFAS 123(R) equity compensation expense reported for these awards in the Summary Compensation Table in the proxy statement for our 2008 annual meeting filed with the SEC on February 21, 2008.

e.	Mr. Blade forfeited all equity awards which vested after July 11, 2008, his last day of employment with the Company. The specific awards that were forfeited are set forth below:

Restricted Stock
Grant Date	No. of shares
9/14/05	3,000
2/8/06	12,000
2/6/07	13,400
4/12/08	30,300

Stock Options
Grant Date	No. of Options
3/15/04	12,000
9/14/05	16,500
2/8/06	20,200
2/6/07	21,300
4/12/08	48,100

    As a result of the forfeiture, we have reversed ($138,337) of the SFAS 123(R) equity compensation expense reported for these awards in the Summary Compensation Table in the proxy statement for our 2008 annual meeting filed with the SEC on February 21, 2008.

f.	Mr. Schiller forfeited all equity awards which vested after July 23, 2008, his last day of employment with the Company. The specific awards that were forfeited are set forth below:

Restricted Stock
Grant Date	No. of shares
2/8/06	7,500
2/6/07	7,800
4/12/08	17,500

Stock Options
Grant Date	No. of Options
5/11/05	10,000
2/8/06	12,700
2/6/07	12,300
4/12/08	27,800

    As a result of the forfeiture, we have reversed ($41,077) of the SFAS 123(R) equity compensation expense reported for these awards in the Summary Compensation Table in the proxy statement for our 2008 annual meeting filed with the SEC on February 21, 2008.

g.	Mr. Murrill forfeited all equity awards which vested after September 24, 2008, his last day of employment with the Company. The specific awards that were forfeited are set forth below:

Restricted Stock
Grant Date	No. of shares
4/23/07	6,400
4/12/08	13,900

Stock Options
Grant Date	No. of Options
4/23/07	10,200
4/12/08	22,100

    Because Mr. Murrill was not a Named Executive Officer in fiscal 2007 and therefore no equity compensation costs were reported for these awards in fiscal 2007, we did not report any negative amount of equity compensation costs for these awards in the Summary Compensation Table.

Plan-Based Award Grants

    The following table sets forth specific information regarding the awards made under our equity and non-equity incentive plans in fiscal 2008.

GRANTS OF PLAN-BASED AWARDS

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards[a]
Name	Grant Date	Threshold	Target	Max	All Other Stock Awards: Number of Shares of Stock or Units[b]	All Other Option Awards: Number of Securities Underlying Options (#)[c]	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)[e]
Mr. Gilman	11/7/08	$0	$420,000	$1,050,000

Mr. Blade	11/7/08	$0	$140,000	$350,000
	4/12/08				30,300[d]			$226,644
	4/12/08					48,100[d]	$7.48	$201,058

Mr. Geiger	11/7/08	$0	$56,250	$140,625
	4/12/08				10,400			$77,792
	4/12/08					16,400	$7.48	$68,552

Mr. Janjua	11/7/08	$0	$150,000	$375,000
	4/12/08				20,000			$149,600
	4/12/08					31,700	$7.48	$132,506

Mr. Milne	11/7/08	$0	$86,000	$215,000
	4/12/08				14,300			$106,964
	4/12/08					22,800	$7.48	$95,304

Mr. Schiller	11/7/08	$0	$103,000	$257,500
	4/12/08				17,500[d]			$130,900
	4/12/08					27,800[d]	$7.48	$116,204

Mr. Murrill	11/7/08	$0	$104,000	$260,000
	4/12/08				13,900[d]			$103,972
	4/12/08					22,100[d]	$7.48	$92,378

a.
Because we did not achieve either the threshold for same store sales growth or EBIT, no annual incentive payouts were made for fiscal 2008.  See “Compensation Discussion and Analysis – Components of Total Compensation – Annual Incentive Bonus”

b.
Represents restricted stock that vests three years after the date of grant.  See “Compensation Discussion and Analysis – Components of Total Compensation – Long-Term Incentives – Restricted Stock” for further information regarding these shares and the treatment of these shares in the event of death, disability, or retirement.

c.
These options have an exercise price equal to the closing price of a share of our common stock on the New York Stock Exchange on the day preceding the date of grant.  These options vest and become exercisable over four years, at a rate of 25% per year, beginning on the first anniversary of the date of grant.  See “Compensation Discussion and Analysis – Components of Total Compensation – Long-Term Incentives – Stock Options” and “Compensation Discussion and Analysis – Employment Agreements, Severance, and Change-in-Control Agreements – Effect of a Change in Control, Death, Disability or Retirement on Equity Grants" above for further information regarding these options.

d	All equity grants to Mr. Blade, Mr. Schiller, and Mr. Murrill were forfeited when they left the Company.

e.
Amounts represent the grant date fair value of stock options and restricted stock granted to each Named Executive Officer in fiscal 2008.  For a discussion of the assumptions made in the valuation, see Note 15 of Notes to Consolidated Financial Statements included in Part II,  Item 8 of the Original Filing.

Outstanding Equity Awards
    The following table sets forth certain information about outstanding option and stock awards held by the Named Executive Officers as of the end of fiscal 2008.  Messrs. Blade, Schiller, and Murrill forfeited all of their options and restricted stock awards upon termination of their employment with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards				Stock Awards
	Unexercised Options				Equity Incentive Plan Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)[a]	Market Value of Shares or Units of Stock that Have Not Vested ($)[b]
Mr. Biglari	N/A

Mr. Kelley	4,000	1,000	18.26	11/17/09
	8,250		17.88	5/9/09
	7,247		17.70	12/1/08

Mr. Geiger	3,750[c]	3,750	17.47	2/8/16
	3,300[d]		16.25	5/6/09
	1,339[d]		15.52	10/11/08
	7,500[e]		17.14	8/4/09
	4,000[e]		19.75	9/14/10
	4,036[d]		17.17	9/29/11
	6,982[f]		16.22	5/11/12
	3,650[c]	3,650	17.72	2/6/17
		16,400[c]	7.48	4/12/18
					4,400	$37,400
					4,600	$39,100
					10,400	$88,400

Mr. Janjua	6,100[c]	18,300	15.07	6/13/17
		31,700[c]	7.48	4/12/18
					15,400	$130,900
					20,000	$170,000

Mr. Milne	5,000[e]		17.14	8/4/09
	1,574[c]		19.71	2/21/10
	4,800[d]	1,200	19.75	9/14/10
	3,450[c]	3,450	17.47	2/8/16
	288[f]		17.17	9/29/11
	1,440[c]	360	16.51	5/8/17
	1,954[f]		16.22	5/11/12
	5,025[c]	1,675	17.72	2/6/17
		22,800[d]	7.48	4/12/18
					4,000	$34,000
					4,100	$34,850
					4,200	$35,700
					1,200	$10,200
					14,300	$121,550

a.
All restricted stock grants have a three year cliff-vesting period.  Those granted prior to April 2008 were granted with an equal amount of book units.  See "Compensation Discussion and Analysis -- Components of Total Compensation -- Long-Term Incentives -- Restricted Stock" for additional information regarding these shares.

b.	Market value is computed based on a price of $8.50, which was the closing price of our common stock on the last day of fiscal 2008.

c.	These options vest at a rate of 25% per year beginning on the first anniversary of the date of grant and expire ten years from the date of grant; they do not contain a reload feature.

d.	These options vest at a rate of 20% per year and expire ten years from the date of grant; they also contain a reload feature.

e	These options vest at a rate of 20% per year beginning on the date of grant and expire five years from the date of grant; they also contain a reload feature.

f.
These are "reload" options which were granted pursuant to the 1997 Employee Stock Option Plan.  Reload options are granted in an amount equal to the number of shares used to pay the exercise price on the underlying stock options.  They are vested immediately and expire five years from date of grant.  Beginning in February 2006 we ceased issuing options with a reload feature.

Award Exercise and Vesting

    The following table sets forth the number of options exercised in fiscal 2008, along with the value received as a result of the exercise.  It also shows the number of shares of restricted stock that vested during the year, with concurrent vesting of book units, and the resulting value realized by the Named Executive Officer.

OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting[a]
Mr. Blade	8,500	$154,360
Mr. Geiger	5,500	$99,880
Mr. Milne	4,000	$72,640
Mr. Schiller	8,000	$74,640

a.
Messrs. Blade, Geiger, and Milne had stock vest on October 4, 2007.  Mr. Schiller's stock awards vested on May 11, 2008.  The amount in this column includes the value of the restricted stock on the date of vesting, based on the closing price of our common stock on the date of vesting, or immediately prior thereto if the vesting date was not a trading day ($7.40 for the May 11, 2008 vesting and $15.59 on October 4, 2007), and the value of book units which vested in conjunction with the shares of restricted stock.  The book units associated with the October 4, 2007 vesting were $2.57 and those associated with the May 11, 2008 vesting were $1.93.

Retirement Benefits

    We maintain two plans that provide retirement income to all eligible employees, including the Named Executive Officers:

401(k) Plan
    The 401(k) Plan is available to all qualified associates, including the Named Executive Officers.  Until November 2008 we matched participant contributions in an amount equal to 50% of each participant’s voluntary contributions to the 401(k) Plan up to 6% of the participant’s total cash compensation.  The match was suspended in November 2008 until such time as the Company becomes profitable again.  Participant contributions may consist of salary and cash compensation, if any, from the Incentive Bonus Plan.  Matching contributions vest over the first six years of employment at a rate of 20% per year, beginning on the second anniversary of a participant’s employment.  Participants may invest their contributions and the matching contributions in a variety of investment options provided by Fidelity Investments and their partner funds.  The Named Executive Officers and other “highly compensated employees” (as that term is defined by IRS regulations) are limited to contributing 1% of their cash compensation to the 401(k) Plan.

Nonqualified Deferred Compensation Plan
    The Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”) is available to all highly compensated employees, including the Named Executive Officers.  Investment options offered under the Deferred Compensation Plan are identical to those offered in the 401(k) Plan.  Before a participant may make contributions under the Deferred Compensation Plan, the participant must first contribute 1% of their earnings to the 401(k) Plan.  Until November 2008 we matched participant contributions in the amount of 50% of the aggregate deferrals into both plans, up to 6% of the participant’s cash compensation.  Matching contributions were suspended in November 2008 until such time as the Company becomes profitable again.  Total deferrals under both the Deferred Compensation Plan and 401(k) Plan are limited to 20% of the aggregate of a participant’s salary and annual incentive bonus, which means that as a result of the 1% of compensation deferred to the 401(k) Plan, the most a participant may defer to the Deferred Compensation Plan is 19% of their total cash compensation.  Matching contributions under the Deferred Compensation Plan vest over the first six years of employment, at a rate of 20% per year beginning on the second anniversary of employment.  A participant’s account balance will be distributed at a time directed by the participant.  Participants may elect that distributions be made in a lump sum or in equal annual installments over a period of up to ten (10) years.  Withdrawals from the Deferred Compensation Plan are limited to the withdrawal of participant contributions in cases of financial hardship.

    The following table describes the contributions, earnings, and balance at the end of fiscal 2008 for each of the Named Executive Officers who participated in the Deferred Compensation Plan.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year[a]	Company Contributions in Last Fiscal Year[b]	Aggregate Earnings in Last Fiscal Year	Distributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year-end[c]
Mr. Biglari	$—	$—	$—	$—	$—
Mr. Gilman	$28,846	$7,369	$(53,784)	$—	$242,612
Mr. Kelley	$2,548	$1,130	$(555)	$21,194	$546
Mr. Blade	$50,086	$7,733	$(54,358)	$—	$259,299
Mr. Geiger	$9,375	$4,687	$(9,811)	$—	$48,894
Mr. Janjua	$—	$—	$—	$—	$—
Mr. Milne	$13,121	$4,562	$(18,032)	$—	$69,538
Mr. Schiller	$11,587	$5,550	$(19,889)	$—	$63,520
Mr. Murrill	$—	$—	$—	$—	$—

a.	The amounts in this column are also included in the Summary Compensation Table in the “Salary” column.

b.	The amounts in this column are also included in the Summary Compensation Table in the “All Other Compensation” column.

c.
The following amounts were included in this or prior years’ summary compensation tables: Mr. Gilman ($210,792), Mr. Kelley ($15,713), Mr. Blade ($211,680), Mr. Geiger ($38,071), Mr. Milne ($56,841), and Mr. Schiller ($51,152).

Potential Payments Upon Termination of Employment

    As discussed above in “Compensation Discussion and Analysis – Employment Agreements, Severance and Change-in-Control Arrangements– Effect of a Change in Control, Death, Disability or Retirement on Equity Grants,” some of our equity awards accelerate upon a change in control or upon the retirement, death or disability of the holder.  Also, some of the Named Executive Officers have agreements that would provide them with benefits upon the occurrence of one or more of these events.  The following table sets forth, for each of the Named Executive Officers other than Messrs. Biglari, Gilman, Kelley, Blade, Schiller, and Murrill, the aggregate value that the individual would receive as a result of any of the foregoing events if they had occurred on September 24, 2008.  For amounts that were paid, or are payable, to Messrs. Gilman, Blade, and Schiller in connection with their termination of employment, see the “All Other Compensation” column and footnote (c) to the Summary Compensation Table.  No amounts were paid or payable to Mr. Kelley or Mr. Murrill in fiscal year 2008 upon their termination.  No amounts would be payable to Mr. Biglari upon his termination.

	Resignation	Death, Disability or Retirement	Termination[a]	Change in Control[b]	Qualifying Termination Within One Year of a Change in Control[c]
Mr. Geiger
Restricted Stock[e]	--	$211,650	--	$211,650	--
Stock Options[d]	--	--	--	$16,728	--
Stay Payment[f]	--	--	--	$56,250	--
Severance Payment[g]	--	--	$187,500	--	$187,500
Health Care Coverage[h]	--	--	$8,500	--	$8,500
Company Car[i]	--	--	$1,481	--	$1,481
Outplacement Services[j]	--	--	$15,000	--	$15,000

Mr. Janjua
Restricted Stock[e]	--	$300,900	--	$300,900	--
Stock Options[d]	--	--	--	$32,334	--
Stay Payment[f]	--	--	--	$100,000	--
Severance Payment[g]	--	--	$300,000	--	$300,000
Health Care Coverage[h]	--	--	$8,500	--	$8,500
Company Car[i]	--	--	$1,481	--	$1,481
Outplacement Services[j]	--	--	$15,000	--	$15,000

Mr. Milne
Restricted Stock[e]	--	$236,300	--	$236,300	--
Stock Options[d]	--	--	--	$23,256	--
Stay Payment[f]	--	--	--	$64,500	--
Severance Payment[g]	--	--	$215,000	--	$215,000
Health Care Coverage[h]	--	--	$8,500	--	$8,500
Company Car[i]	--	--	$1,481	--	$1,481
Outplacement Services[j]	--	--	$15,000	--	$15,000

a.	Amounts in this column include payments made upon termination by us without cause or by the employee with good reason, but exclude payments made upon or following a change in control.

b.	Amounts in this column reflect payments or acceleration of benefits that would occur upon a change in control without termination of employment.

c.
Amounts in this column are payable only if the employment of the Named Executive Officer is terminated by us without cause or if the Named Executive Officer leaves for good reason within one year following a change in control.

d.
Reflects the excess of the closing price of $8.50 for our stock on the last day of fiscal 2008, over the exercise price of outstanding options currently vested and any unvested stock options, the vesting of which would accelerate as a result of the Named Executive Officer's termination of employment on September 24, 2008 as a result of the specified termination event, multiplied by the number of shares of our stock underlying the stock options.

e.
Reflects the closing price of $8.50 for our stock on the last day of fiscal 2008, multiplied by the number of shares of restricted stock that would vest as a result of the Named Executive Officer's termination of employment on September 24, 2008 as a result of the specified termination event, plus the value of accrued book units through September 24, 2008.

f.	Reflects the payment of 30% of the Named Executive Officer's salary immediately upon a change in control.

g.	Amounts represent one year of salary payable to the Named Executive Officers.

h.	Amounts represent one year of coverage under our group medical plans at the level currently elected by the individual.

i.	Amounts represent the use of the Named Executive Officer's company car for up to 60 days after termination of employment.

j.	Reflects the maximum amount of outplacement services for which the Named Executive Officer may be reimbursed by us.

    For a description of the terms of the employment agreements for Messrs. Geiger, Janjua, and Milne, see “Compensation Discussion and Analysis – Employment Agreements, Severance and Change-in-Control Arrangements – Employment Agreements.”

COMPENSATION OF DIRECTORS

    During fiscal 2008 we compensated non-employee directors with cash annual retainers, cash meeting attendance fees and grants of stock options and restricted stock.  The amount of the annual cash retainer payment is $22,000.  The annual retainers for the Chairman of the Audit Committee, Lead Outside Director and Chairman of the Compensation Committee is $37,000 and the annual retainer for the Chairman of the Nominating/Corporate Governance Committee is $32,000.

    In November 2008 we began paying all annual retainers in Company stock.  Because directors who are employees are not paid for their services on the Board, Mr. Biglari does not receive compensation for his Board service and Mr. Kelley did not receive any retainer or meeting fees during the time he served as Interim Chairman or Interim CEO.

    Meeting attendance fees for non-employee directors are as follows:

•	$3,500 for each in-person Board meeting attended;
•	$1,250 for each Committee meeting attended that was not held in conjunction with a Board meeting;
•	$1,000 for meetings, travel and interviews with candidates for Board positions;
•	$500 for each Committee meeting attended that was held in conjunction with a Board of Directors’ meeting; and
•	$500 for any meeting (Board or Committee) in which the Director participated telephonically.

    In addition, we reimburse the ordinary expenses the members of the Board of Directors incur in attending board and committee meetings.  In fiscal 2008 all non-employee directors were also eligible to participate in our medical reimbursement plan, which provided reimbursement for unreimbursed medical bills in an amount of up to $3,500 per calendar year, which amount is increased or “grossed up” in an amount equal to the estimated taxes payable by the directors for this benefit.  They were also entitled to obtain reimbursement for 75% of their tax preparation fees up to $1,250.  These benefits were discontinued for calendar year 2009.

    In addition to the foregoing payments, directors may participate in the Nonqualified Deferred Compensation Plan.  There are no matching payments made to directors under the Nonqualified Deferred Compensation Plan and no guaranteed return is offered.  Instead, it provides directors with an opportunity to defer the receipt of retainer and/or meeting fees and obtain them at a later date, together with the gains or losses associated with investments against which they choose to track their accounts.

    The chart below shows the compensation received by our directors during fiscal year 2008, other than Mr. Biglari, whose director fees are included in the “All Other Compensation” column and footnote (c) to the Summary Compensation Table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards[a]	Option Awards[b]	All Other Compensation[c]	Total
Geoffrey Ballotti	$57,750	$5,613	$6,163	$4,679	$74,205
Philip Cooley	$31,682	$1,655	$—	$—	$33,337
Wayne Kelley	$7,667	$—	$2,023	$—	$9,690
Ruth J. Person	$49,067	$—	$16,685	$5,396	$71,148
J. Fred Risk	$53,833	$—	$16,685	$5,268	$75,786
John W. Ryan	$72,917	$—	$16,685	$5,999	$95,601
Steven M. Schmidt	$56,250	$5,947	$17,410	$5,268	$84,875
Edward Wilhelm	$74,917	$5,947	$14,039	$5,268	$100,171
James Williamson, Jr.	$40,734	$—	$(219)	$5,268	$45,783

a.
Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to grants of restricted stock under our Non-Employee Restricted Stock Plan in fiscal 2008, computed in accordance with SFAS 123(R).  Dr. Cooley received a grant of 1,000 shares of restricted stock on March 12, 2008, the grant date fair value of which was $8,070.  Messrs. Schmidt and Wilhelm received a grant of 1,000 shares of restricted stock each on February 6, 2007, the grant date fair value of which was $17,840.  Mr. Ballotti received a grant of 1,000 shares of restricted stock on April 23, 2007, the grant date fair value of which was $16,840.  These are all of the shares of restricted stock held by our directors.

b.
Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to grants of stock options in fiscal 2008, computed in accordance with SFAS 123(R), as follows:

Fiscal 2008 Expense for Stock Option Grants to Non-Employee Directors
Name	Grant Date	No. of Shares Underlying Option Grant	Fiscal 2008 Expense
Mr. Ballotti	4/20/07	5,000	$6,163
Total			$6,163

Mr. Kelley	5/9/99	8,250	$—
	11/12/03	5,000	218
	12/1/03	7,247	—
	11/18/04	5,000	1,805
Total			$2,023

Dr. Person	11/13/02	5,000	$—
	11/12/03	5,000	218
	11/18/04	5,000	1,805
	11/8/05	5,000	7,823
	2/6/07	5,000	6,839
Total			$16,685

Mr. Risk	11/13/02	5,000	$—
	11/12/03	5,000	218
	11/18/04	5,000	1,805
	11/8/05	5,000	7,823
	2/6/07	5,000	6,839
Total			$16,685

Dr. Ryan	11/13/02	5,000	$—
	11/12/03	5,000	218
	11/18/04	5,000	1,805
	11/8/05	5,000	7,823
	2/6/07	5,000	6,839
Total			$16,685

Mr. Schmidt	5/11/05	5,000	2,748
	11/8/05	5,000	7,823
	2/6/07	5,000	6,839
Total			$17,410

Mr. Wilhelm	5/9/06	5,000	$7,200
	2/6/07	5,000	6,839
Total			$14,039

Mr. Williamson[d]	11/13/02	5,000	$—
	11/12/03	5,000	(218)
	11/18/04	5,000	(2,800)
	11/8/05	5,000	815
	2/6/07	5,000	2,422
Total			$(219)

    See Note 15 of Notes to Consolidated Financial Statements included in Part II,  Item 8 of the Original Filing for a description of the assumptions made in the valuation.

   The preceding table sets forth the shares of our stock underlying unexercised stock options held by each of our non-employee directors as of September 24, 2008.  In the aggregate that number is 131,000.  No stock options were awarded to our non-employee directors in fiscal year 2008.

c.	This column includes the medical reimbursement plan, which has a value of $3,500 per year, tax gross up for the medical reimbursement plan, and reimbursement of 75% of tax preparation fees.

d.
Mr. Williamson forfeited all options on March 10, 2008, his last day of service on our Board of Directors.  As a result, we have reversed ($219) of the SFAS 123(R) equity compensation expense reported for these awards in the Director Compensation table in the proxy statement for our 2008 annual meeting filed with the SEC on February 21, 2008.

    In the past we have compensated our non-employee directors with equity-based awards, the value of which are tied to increases in the value of our common stock.  We have had director stock option plans in place since 1990.  These plans provide for grants of nonqualified stock options to our non-employee directors at a price equal to the fair market value of our common stock on the date of grant.  Options granted prior to November 7, 2005 are exercisable at a rate of 20% on the date of grant and on each anniversary thereof until fully exercisable and expire five years from the date of grant.  Options granted after November 7, 2005 are exercisable at a rate of 25% on the first anniversary of the grant and each year thereafter until fully vested.  Finally, some newly appointed or elected directors received a grant of 1,000 shares of restricted stock.  Dr. Cooley received such a grant in fiscal 2008.  At his request, Mr. Biglari did not receive a grant.  These shares have a three year restriction on transfer, and if a recipient ceases serving as a director for any reason other than death, disability or retirement during this period he/she will forfeit the stock.

REPORT OF THE COMPENSATION COMMITTEE

    The compensation of the Company’s executive officers is determined by the Compensation Committee of the Board of Directors, which is comprised of the persons identified below.  We have reviewed and discussed with management the Compensation Discussion and Analysis that follows this report.  Based on our review and discussions with management, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2008 and in the proxy statement for the 2009 annual meeting of shareholders.

    The foregoing report is respectfully submitted by the members of the Compensation Committee:

    Steven Schmidt, Chairman, and Drs. Ruth J. Person, John W. Ryan and Philip Cooley.

Compensation Committee Interlocks and Insider Participation
    In fiscal year 2008, Drs. Ruth J. Person, John W. Ryan, and Philip Cooley and Mr. Steven M. Schmidt served on the Compensation Committee.  During fiscal 2008:

•	None of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on our Compensation Committee;
•	None of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee; and
•	None of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as our director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Common Stock

    The following table shows as of January 20, 2009, the number and percentage of outstanding shares of our common stock beneficially owned by each person or entity known to be the beneficial owner of more than 5% of our common stock:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
MSD Capital, L.P. MSD SBI, L.P. 645 Fifth Avenue, 21st Floor New York, NY 10022-5910	2,782,300	(1)	9.7%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	1,827,700	(2)	6.4%
Keeley Asset Management Corp. 401 South LaSalle St. Suite 1201 Chicago, IL 60605	2,498,632	(3)	8.7%
The Lion Fund, L.P. 9311 San Pedro Ave. Suite 1440 San Antonio, TX 78216	3,755,725	(4)	13.1%
HBK Master Fund, L.P. HBK Investments L.P. 300 Crescent Ct. Suite 700 Dallas, TX 75201	2,703,726	(5)	9.4%
Barclay’s Global Investors, N.A. 45 Fremont Street San Francisco, CA 94105	1,448,689	(6)	5.0%
Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	2,014,935	(7)	7.0%

(1)	This information was supplied on a Schedule 13G/A filed with the SEC on February 14, 2007. MSD Capital, L.P. and MSD SBI, L.P. share voting and investment power over the reported shares.

(2)
This information was supplied on a Schedule 13G filed with the SEC on February 12, 2008.  These securities are owned by various individual and institutional investors including T. Rowe Price Associates, Inc. ("Price Associates") which serves as investment advisor with power to direct investments and/or sole power to vote the securities.  For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of such securities; however Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(3)	This information was supplied on a Schedule 13G/A filed with the SEC on February 14, 2008.

(4)
This information was supplied on a Schedule 13D/A filed with the Securities and Exchange Commission on June 4, 2008.  The Lion Fund, L.P., Biglari Capital Corp., Western Acquisitions, L.P., Western Investments, Inc., Sardar Biglari, Western Sizzlin Corp., and Philip Cooley share voting power over the shares.  In addition, Sue Aramian has sole dispositive power over 17,720 of the shares, Martha Aramian has sole dispositive power over 106,862 of the shares, Charles Arnett and Virginia Arnett each have sole dispositive power over 81,963 of the shares, Gary Ruben and Irene Ruben each have shared dispositive power over 37,878 of the shares, Natasha Sedaghat has sole dispositive power over 30,000 of the shares, Parvindokht Sedaghat and Shapour Sedaghat each have shared dispositive power over 300,000 of the shares, Shawn Sedaghat has sole dispositive power over 101,669 of the shares, Tim Taft has sole dispositive power over 34,450 of the shares, Robert Stevens has sole dispositive power over 209,752 of the shares, Wayne King has sole dispositive power 100,000 of the shares and Jonathan Dash and Dash Acquisitions LLC each have shared dispositive power over 163,686 of the shares.

(5)
This information was supplied on a Schedule 13D/A filed with the SEC on July 3, 2007.  HBK Master Fund L.P., HBK Fund L.P., HBK Investments L.P., HBK Services LLC, HBK Partners II L.P., HBK Management LLC, LSF5 Indy Investments, LLC, LSF5 Indy Holdings, LLC, LSF5 REOC VII, L.P., LSF5 GenPar VII, LLC, Lone Star Fund V (U.S.), Lone Star Partners V, L.P., Lone Star Management Co. V, Ltd., John P. Grayken, and Robert J. Stetson, share voting power over the shares.

(6)
This information was obtained from a Schedule 13G/A filed with the SEC on January 10, 200.  Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, LTD, share voting power over the shares.

(7)	This information was obtained from a Schedule 13G filed with the SEC on February 6, 2008.

    The following table shows the total number of shares of our common stock beneficially owned as of January 20, 2009 and the percentage of outstanding shares for (i) each director, (ii) each executive officer named in the Summary Compensation Table, and (iii) all directors and executive officers, as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Sardar Biglari	2,537,745	(2)	8.8%
Jeffrey Blade	14,900	(3)	*
Philip Cooley	65,226	(4)	*
Duane E. Geiger	77,315	(5)	*
Alan B. Gilman	364,846	(6)	1.3%
Omar Janjua	41,500	(7)	*
Wayne L. Kelley	72,120	(8)	*
David C. Milne	57,133	(9)	*
Thomas Murrill	—	(10)	—
Ruth J. Person	17,476	(11)	*
William J. Regan, Jr.	4,064		*
J. Fred Risk	65,993	(12)	*
John W. Ryan	26,259	(13)	*
Steven Schiller	—	(14)	—
Steven M. Schmidt	13,312	(15)	*
Edward Wilhelm	10,062	(16)	*
All directors and executive officers as a group (18 persons)	3,377,495	(17)	11.7%

*Less than 1%.

(1)	Includes shares that may be acquired pursuant to stock options exercisable within 60 days.

(2)	These shares are owned by others, although Mr. Biglari exercises beneficial ownership over them.

(3)	This information was taken from the last Form 4 Mr. Blade filed with the SEC.

(4)	Includes 11,000 shares by Dr. Cooley's spouse.

(5)	Includes 38,257 shares that may be acquired pursuant to stock options exercisable within 60 days.

(6)	This information was taken from the last Form 4 Mr. Gilman filed with the SEC.

(7)	Includes 6,100 shares that may be acquired pursuant to stock options exercisable within 60 days.

(8)	Includes 25,497 shares that may be acquired pursuant to stock options exercisable within 60 days.

(9)	Includes 26,931 shares that may be acquired pursuant to stock options exercisable within 60 days.

(10)	This information was taken from the last Form 4 Mr. Murrill filed with the SEC.

(11)	Includes 11,250 shares that may be acquired pursuant to stock options exercisable within 60 days.

(12)	Includes 11,250 shares that may be acquired pursuant to stock options exercisable within 60 days. Also includes 723 shares held by Mr. Risk’s spouse, regarding which he disclaims beneficial ownership.

(13)	Includes 11,250 shares that may be acquired pursuant to stock options exercisable within 60 days.

(14)	This information was taken from the last Form 4 Mr. Schiller filed with the SEC.

(15)	Includes 10,250 shares that may be acquired pursuant to stock options exercisable within 60 days.

(16)	Includes 5,000 shares that may be acquired pursuant to stock options exercisable within 60 days.

(17)	Includes 156,785 shares that may be acquired pursuant to stock options exercisable within 60 days.

Equity Compensation Plan Information

    The following table provides information regarding our current equity compensation plans as of September 24, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans approved by Shareholders(1)	1,371,551	$11.63	814,138(2)
Equity Compensation Plans not approved by Shareholders	–	N/A	N/A
Totals	1,371,551	$11.63	814,138

(1)
Consists of 1997 and 2006 Employee Stock Option Plans, 2003, 2004 and 2005 Director Stock Option Plans, the 2007 Non-Employee Director Restricted Stock Plan, the 1997 Capital Appreciation Plan, as amended and restated, the 1992 and 2006 Employee Stock Purchase Plans, and the 2008 Equity Incentive Plan.

(2)	As of September 24, 2008, 395,120 shares remained available for issuance pursuant to awards under the 2008 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policy Regarding Related Person Transactions

    The policy of the Board is for it, or one of its committees, to review each related person transaction (as defined below) and determine whether it will approve or ratify that transaction. Any Board member who has any interest (actual or perceived) will not be involved in the consideration.

    For purposes of the policy, a “related person transaction” is any transaction, arrangement or relationship in which we are a participant, the related person (defined below) had, has or will have a direct or indirect material interest and the aggregate amount involved is expected to exceed $120,000 in any calendar year. “Related person” includes (a) any person who is or was (at any time during the last fiscal year) an officer, director or nominee for election as a director; (b) any person or group who is a beneficial owner of more than 5% of our voting securities; (c) any immediate family member of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a partner or has a greater than 5% beneficial ownership interest.

    In determining whether a related person transaction will be approved or ratified, the Board, or committee,may consider factors such as (a) the extent of the related person’s interest in the transaction; (b) the availability of other sources of comparable products or services; (c) whether the terms are competitive with terms generally available in similar transactions with persons that are not related persons; (d) the benefit to us; and (e) the aggregate value of the transaction.

Kelley Employment Agreement

    During a portion of fiscal 2008, Mr. Kelley received compensation under an employment agreement.  He received an annual salary of $75,000, regular employee benefits provided to other employees at his level and had the use of a Chrysler Pacifica minivan or similar vehicle.  Mr. Kelley and the Company terminated this employment agreement on March 12, 2008 when he became Interim Chairman and Chief Executive Officer of the Company.

Reimbursement of Proxy Fees

    On August 6, 2008, our Board of Directors agreed to reimburse Western Sizzlin and the Lion Fund fora portion of the expenses related to the successful proxy contest they conducted at the 2008 annual meeting.  The amount reimbursed was $500,000.  Mr. Biglari serves as the Chairman and Chief Executive Officer of both Western Sizzlin and the Lion Fund and Dr. Cooley is a director and shareholder of both.  Mr. Biglari and Dr. Cooley abstained from voting on this issue.

Director Independence

    The Board has determined that all of its members, other than Messrs. Biglari and Kelley, are “independent” within the meaning of the listing standards of the New York Stock Exchange because none of them has, directly or indirectly, any material relationship with the Company.  The Board has made these determinations after considering the following:

1)
None of the independent directors is our officer or employee or an officer or employee of our subsidiaries or affiliates, nor has been such an officer or employee within the prior three years; further, no immediate family member of the independent directors is, or has been in the past three years, an executive officer of the Company.

2)
None of the independent directors has received, nor has an immediate family member of such directors received, during any twelve month period in the last three years, more than $120,000 in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service.

3)	None of the independent directors or any member of their immediate family is or within the past five years has been affiliated with Deloitte & Touche LLP (“Deloitte”).

4)
None of the independent directors or any member of their immediate families have within the last three years been employed as an executive officer of another company on whose compensation committee one of our present executive officers served.

5)
None of the independent directors is a current employee or has an immediate family member who is a current executive officer of a company that in any of the last three fiscal years has done business with us in an amount in excess of $1 million or 2% of such other company’s consolidated gross revenues.

6)
None of the independent directors serves as a director, trustee, executive officer or similar position of a charitable or non-profit organization to which, in any of the last three fiscal years, we or our subsidiaries made charitable contributions or payments in any single fiscal year in excess of $1 million or 2% of the organization’s consolidated gross revenues.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

    Deloitte has advised us that they have billed or will bill us the following amounts for services for each of the last two fiscal years.

Type of Fee	Fiscal 2008	Fiscal 2007
Audit Fees(1)	$409,000	$403,350
Audit-Related Fees(2)	$—	$15,000
Tax Fees(3)	$24,589	$103,019
All Other Fees	$—	$—
Total Fees for the Applicable Fiscal Year	$433,589	$521,369

(1)
Audit fees include fees for services performed for the audit of our annual financial statements including services related to Section 404 of the Sarbanes-Oxley Act and review of financial statements included in our Form 10-Q filings, Form 10-K filing and Form S-8 Registration statements, comment letters and services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-Related Fees include fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.  This includes the audit of our 401(k) Plan.  These fees are partially paid through 401(k) Plan forfeitures.

(3)	Tax Fees are fees for services performed with respect to tax compliance, tax advice and other tax review.

Pre-approval Policy

    The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditor and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  In fiscal 2008, the Audit Committee pre-approved the services reported above as audit-related services and tax fees and Deloitte did not provide any non-audit services during such year.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Amendment:

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 22, 2009.

THE STEAK N SHAKE COMPANY

By:  /s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer, Vice President and Controller