Form 10-Q
period 2008-12-17
STEAK & SHAKE CO
filed 2009-01-26
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 17, 2008

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

As of January 20, 2009, 28,710,292 shares of the registrant’s Common Stock, $.50 par value, were outstanding.

THE STEAK N SHAKE COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	December 17,	September 24,
	2008	2008
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$25,636	$6,855
Receivables, net	5,634	15,622
Inventories	7,439	6,795
Deferred income taxes	2,902	3,260
Assets held for sale	23,240	25,395
Other current assets	3,945	3,009
Total current assets	68,796	60,936
Net property and equipment	423,671	432,690
Goodwill	14,503	14,503
Other intangible assets, net	1,720	1,765
Other assets	9,433	10,242
Total assets	$518,123	$520,136

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$26,923	$25,302
Accrued expenses	30,272	31,685
Current portion of long-term debt	5,732	733
Line of credit	19,840	14,180
Current portion of obligations under leases	4,336	4,417
Total current liabilities	87,103	76,317
Deferred income taxes	2,584	2,209
Other long-term liabilities	7,225	7,439
Obligations under leases	133,708	134,809
Long-term debt	6,308	15,783

Commitments and Contingencies
Shareholders' Equity:
Common stock - $0.50 stated value, 50,000,000 shares authorized - shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	128,552	128,526
Retained earnings	158,293	161,733
Treasury stock - at cost: 1,622,548 shares as of December 17, 2008; 1,760,531 shares as of September 24, 2008	(20,816)	(21,846)
Total shareholders' equity	281,195	283,579
Total liabilities and shareholders' equity	$518,123	$520,136

See accompanying notes.

Condensed Consolidated Statements of Operations
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	Twelve Weeks Ended
	December 17,	December 19,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues:
Net sales	$130,719	$135,496
Franchise fees	958	900
Total revenues	131,677	136,396

Costs and Expenses:
Cost of sales	32,031	32,684
Restaurant operating costs	74,682	75,810
General and administrative	8,586	10,134
Depreciation and amortization	7,392	7,658
Marketing	7,543	6,001
Interest	3,602	3,313
Rent	3,565	3,208
Pre-opening costs	—	454
Asset impairments and provision for restaurant closing	176	—
Other expense (income), net	81	(451)
Total costs and expenses	137,658	138,811

Loss Before Income Taxes	(5,981)	(2,415)

Income Taxes	(2,541)	(1,228)

Net Loss	$(3,440)	$(1,187)

Basic Loss Per Common and Common Equivalent Share	$(0.12)	$(0.04)

Diluted Loss Per Common and Common Equivalent Share	$(0.12)	$(0.04)

Weighted Average Shares and Equivalents:
Basic	28,301,779	28,157,379
Diluted	28,301,779	28,157,379

See accompanying notes.

Condensed Consolidated Statements of Cash Flows
The Steak n Shake Company
(Amounts in $000s)
	Twelve Weeks Ended
	December 17,	December 19,
	2008	2007
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(3,440)	$(1,187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,392	7,658
Provision for deferred income taxes	733	262
Asset impairments and provision for restaurant closing	176	—
Non-cash expense for stock-based compensation and deferred rent	1,230	714
Gain on disposal of property	(59)	(343)
Changes in receivables and inventories	9,570	856
Changes in other assets	(1,104)	84
Changes in accounts payable and accrued expenses	1,094	(830)
Net cash provided by operating activities	15,592	7,214

Investing Activities:
Additions of property and equipment	(1,974)	(13,403)
Proceeds from property and equipment disposals	5,056	6,610
Net cash provided by (used in) investing activities	3,082	(6,793)

Financing Activities:
Net proceeds from line of credit facility	5,660	715
Principal payments on long-term debt	(4,476)	(22)
Principal payments on direct financing lease obligations	(1,066)	(757)
Proceeds from exercise of stock options	—	140
Excess tax benefits from stock-based awards	—	10
Repurchase of employee shares for tax withholding	(11)	—
Net cash provided by financing activities	107	86

Increase in Cash and Cash Equivalents	18,781	507
Cash and Cash Equivalents at Beginning of Period	6,855	1,497

Cash and Cash Equivalents at End of Period	$25,636	$2,004

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

In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Statements of Financial Position as of December 17, 2008 and the condensed consolidated Statements of Operations and Statements of Cash Flows for the twelve weeks ended December 17, 2008 and December 19, 2007 have been included.

The condensed consolidated Statements of Operations for the twelve weeks ended December 17, 2008 and December 19, 2007 are not necessarily indicative of the consolidated Statements of Operations for the entire fiscal years.  For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2008.

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

3.  New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a formal framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is only applicable to existing accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  As originally issued, SFAS 157 was to be effective as of the beginning of our fiscal year 2009.  With the issuance in February 2008 of FSP 157-2, “Effective Date of FASB Statement No. 157,” the FASB approved a one-year deferral to the beginning of our fiscal year 2010 for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The FASB has also excluded leases from the scope of SFAS 157 with the issuance of FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  The adoption of SFAS 157 with regard to financial assets and liabilities as of September 25, 2008 did not materially impact our financial statements.  See Note 13 for information regarding the partial implementation of SFAS 157.  We are in the process of determining the effect, if any, that the adoption of SFAS 157 with regard to non-financial assets and liabilities will have on our financial statements in fiscal year 2010.

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

4.  Loss Per Share

Loss per share of common stock is based on the weighted average number of shares outstanding during the period.  The following table presents a reconciliation of the basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

	Twelve Weeks Ended
	December 17,	December 19,
	2008	2007
Basic loss per share:
Weighted average common shares	28,301,779	28,157,379

Diluted loss per share:
Weighted average common shares	28,301,779	28,157,379
Dilutive effect of stock awards	—	—
Weighted average common and incremental shares	28,301,779	28,157,379

Number of share-based awards excluded from the calculation of diluted loss per share because the awards' exercise prices were greater than the average market price of the Company's common stock, or because they were antidilutive due to the Company's net losses for the twelve weeks ended December 17, 2008 and December 19, 2007	1,579,471	1,386,549

5.  Restaurant Closings

We permanently closed one Company-owned restaurant during the first quarter of fiscal year 2009 and thirteen Company-owned restaurants in the fourth quarter of fiscal year 2008.  The restaurant closed in the first quarter of fiscal year 2009 and ten of the restaurants closed in fiscal year 2008 were located near other Company-owned stores that continue to operate.  Therefore, the results of operations of these restaurants are not presented as discontinued operations and continue to be included in continuing operations in the condensed consolidated Statements of Operations.

The assets of three restaurants closed in fiscal year 2008 were not located near other Company-owned stores, and we do not expect to have significant continuing involvement in the operations after disposal.  Although these restaurants meet the definition of “discontinued operations,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we have not segregated the results of operations as the amounts are immaterial.  Net loss after tax related to the three restaurants was approximately $53 for the first quarter of fiscal year 2008.

6.  Net Property and Equipment

Net property and equipment consists of the following:

	December 17,	September 24,
	2008	2008
Land	$152,653	$151,006
Buildings	152,558	156,695
Land and leasehold improvements	154,031	157,738
Equipment	200,884	204,116
Construction in progress	2,495	2,423
	662,621	671,978
Less accumulated depreciation and amortization	(238,950)	(239,288)
Net property and equipment	$423,671	$432,690

7.  Assets Held for Sale

Assets held for sale is comprised of the following:

	December 17,	September 24,
	2008	2008
Land and buildings	$19,940	$21,726
Land and leasehold improvements	3,049	3,388
Equipment	251	281
Total assets held for sale	$23,240	$25,395

Assets held for sale consists of property and equipment related to closed restaurants and parcels of land that are currently being marketed for disposal.  The December 17, 2008 balances include assets related to 13 restaurants closed during prior years and 20 parcels of land.  We expect to sell these properties within the next 12 months.  During the twelve weeks ended December 17, 2008, we sold one restaurant and one parcel of land that were held for sale as of September 24, 2008.  The current year-to-date pre-tax loss on the sale of these properties was $71.

The September 24, 2008 balances include assets related to seven restaurants closed during the fourth quarter of fiscal year 2008, seven restaurants closed during prior years, and 20 parcels of land.

8.  Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisitions of Creative Restaurants, Inc. (“CRI”) and Kelley Restaurants, Inc. (“KRI”) on July 6, 2006 and December 29, 2004, respectively.  The related goodwill is allocated to reporting units that benefited from the acquisition using a relative fair value methodology.

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) we are required to assess goodwill and any indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred.  The analysis of potential impairment of goodwill requires a two-step approach.  The first step is the estimation of fair value of each applicable reporting unit.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

We perform our annual assessment of the recoverability of our goodwill in accordance with SFAS 142 during the fourth quarter of each fiscal year.  The valuation methodology and underlying financial information included in our determination of fair value requires significant judgments to be made by management.  We use both market and income approaches to derive fair value.  The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

In conjunction with our annual goodwill analysis for fiscal 2008, our step one results indicated that impairment potentially existed for one reporting unit, and we began the second step of the analysis for this reporting unit.  Due to the complexity of estimating the fair value of tangible property and identifiable intangible assets in the step two analysis, we were not able to complete the analysis as of the date of our annual report.  However, during the first quarter of fiscal year 2009, we completed our analysis and have determined that we did not have an impairment as of the annual assessment date.

During the current fiscal quarter, due to the continued volatility in the market price of our common stock and the uncertainty associated with the economy, we performed an interim goodwill impairment analysis.  The results of the step one analysis indicated that we did not have an impairment of goodwill for any of our applicable reporting units.

Our calculation of the fair value of the reporting units considers current market conditions existing at the assessment date.  Due to the significant volatility in the market price of our common stock, it is possible that we will need to update our impairment analysis during future quarters.  We can provide no assurance that a material impairment charge will not occur in future periods as a result of these analyses.

Other Intangibles
Other intangibles are comprised of the following:

	December 17,	September 24,
	2008	2008
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulated amortization	(1,071)	(1,026)
Intangible assets subject to amortization, net	1,220	1,265
Intangible assets with indefinite lives	500	500
Total intangible assets	$1,720	$1,765

 Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with prior acquisitions, and are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively.  Amortization expense for the twelve weeks ended December 17, 2008 and December 19, 2007 was $45.  Total annual amortization for each of the next five years is approximately $190.

Intangible assets with indefinite lives consist of reacquired franchise rights assumed in connection with the acquisitions of CRI and KRI and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination.”

9.  Borrowings

Revolving Credit Facility
As amended on November 21, 2008, our Revolving Credit Facility (“Facility”) allows us to borrow from time to time up to $25,000, bears interest based on the One Month LIBOR plus 350 basis points, and expires January 30, 2010.  At December 17, 2008, outstanding borrowings under the Facility were $19,840 at an interest rate of 4.1%.

Senior Note Agreement
Effective September 29, 2008, we can no longer make any new borrowings under our Senior Note Agreement and Private Shelf Facility (the “Senior Note Agreement”).  We had outstanding borrowings under the Senior Note Agreement of $11,957 at a weighted average fixed rate of 9.0% as of December 17, 2008.  Interest rates are fixed based upon market rates at the time of borrowing.

During the first quarter of fiscal year 2009, we made a principal prepayment of $4,471 on the Senior Note Agreement.  As a result of this prepayment, we incurred a $506 prepayment penalty which is included in Interest expense in the condensed consolidated Statement of Operations for the current quarter.

As amended on November 21, 2008, we have agreed to make equal prepayments under the Senior Note Agreement and the Facility once the balance of our Facility reaches $10,000.  The amendment also increased the interest rates under the Senior Note Agreement effective November 21, 2008.

Our debt agreements contain restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios.  The amendments executed on November 21, 2008 include revised financial covenants.  We were in compliance with all covenants under those amended agreements as of December 17, 2008.

The Senior Note Agreement and the Facility are secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, fixtures, and all other personal property.  The Senior Note Agreement and Facility also prohibit us from making cash dividends or repurchasing our common stock.  As of November 21, 2008, the amendment to the Senior Note Agreement also relieves us of the requirement to secure the borrowings with certain real estate assets if the principal balance under the Senior Note Agreement is less than $5,000 on March 31, 2010.

We also have one note in the amount of $83 outstanding as of December 17, 2008.

The carrying amounts for debt reported in the condensed consolidated Statement of Financial Position do not differ materially from their fair market values at December 17, 2008.

10.  Income Taxes

Our effective income tax rate decreased to 42.5% from 50.8% in the same period in the prior year primarily due to the increase in pre-tax loss and the related proportionate increase of federal income tax credits when compared to the total pre-tax loss.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” at the beginning of our fiscal year 2008.

As of December 17, 2008, we had approximately $975 of unrecognized tax benefits, including approximately $203 of interest and penalties, which are included in Other long-term liabilities in the condensed consolidated Statement of Financial Position.  During the twelve weeks ended December 17, 2008, we recognized approximately $23 in potential interest and penalties associated with uncertain tax positions.  Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense.  Of the $975 of unrecognized tax benefits, $845 would impact the effective income tax rate if recognized.

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

Included in Receivables at September 24, 2008 was $11,351 in income taxes receivable.  This amount represented expected federal and state income tax refunds which were received in cash during the quarter ended December 17, 2008.  The refunds received were the result of net operating loss carryback claims.  We carried back the fiscal year 2008 taxable loss to fiscal year 2006 in order to generate cash refunds from income tax previously paid.

11.  Common Stock Plans

   Employee Stock Options - During the twelve weeks ended December 17, 2008, we granted 110,000 options to employees under plans approved by our shareholders.  Employees and non-employee directors forfeited 99,380 options during the quarter.  Pre-tax stock-based compensation expense recorded during the twelve weeks ended December 17, 2008 for the stock option plans totaled $333.

Restricted Shares- During the twelve weeks ended December 17, 2008, we granted 108,696 non-vested restricted shares to employees and non-employee directors under plans approved by our shareholders at a weighted average grant date fair value per share of $6.14.  During the same period, 2,200 restricted shares were forfeited and 19,196 restricted shares vested.  Pre-tax stock-based compensation expense recorded during the twelve weeks ended December 17, 2008 for the plan totaled $471.

Employee Stock Purchase Plan - During the twelve weeks ended December 17, 2008, we did not issue any shares to employees under our Employee Stock Purchase Plan.  Pre-tax stock-based compensation expense recorded during the twelve weeks ended December 17, 2008 for the Employee Stock Purchase Plan totaled $96.

We are currently reevaluating our compensation philosophy, including the various equity plans, to ensure alignment with the objective of maximizing intrinsic business value per-share.

12.  Restructuring

During fiscal years 2007 and 2008, same-store sales declined while certain restaurant operating costs, such as food costs and labor rates, increased.  As a result, management undertook a review of operations and approved a comprehensive cost reduction plan.  The majority of planned cost reductions were achieved through headcount reductions in the field and at the corporate offices.  In order to execute the plan, we incurred restructuring expenses related to the headcount reductions, which were recorded in General and administrative expense in the condensed consolidated Statement of Operations.

The table below summarizes all restructuring-related severance accruals and payments during the first quarter of fiscal year 2009:

September 24, 2008 accrual balance	$372
Year-to-date fiscal year 2009 accruals	68
Year-to-date fiscal year 2009 payments	(320)
December 17, 2008 accrual balance	$120

    The remaining restructuring accrual will be paid prior to the end of fiscal year 2009.

In addition to severance related to restructuring, during fiscal year 2008 we also incurred severance expense related to the departure of former executives.  The severance is being paid out according to the terms of the executives’ agreements.  During the first quarter of fiscal year 2009, we paid $279 of the September 24, 2008 executive severance accrual balance of $474.  The remaining $195 will be paid prior to the end of fiscal year 2009.

13.  Fair Value of Financial Assets and Liabilities

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a formal framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 were effective for the Company on September 25, 2008; however, the FASB deferred the effective date of SFAS 157 until the beginning of our fiscal year 2010 as it relates to fair value measurement requirements for non-financial assets and liabilities that are not measured at fair value on a recurring basis.  Accordingly, we adopted SFAS 157 for financial assets and liabilities measured at fair value on a recurring basis as of September 25, 2008, which did not materially impact our financial statements.

The fair value framework as established in SFAS 157 requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities.  Level 1 provides the most reliable measure of fair values, whereas Level 3 generally requires significant management judgment.  The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•
Level 2:  Observable inputs other than those included in Level 1.  For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of December 17, 2008, the fair values of financial assets were as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$18,654	$—	$18,654
Non-qualified deferred compensation plan investments	1,443	—	—	1,443
Total assets at fair value	$1,443	$18,654	$—	$20,097

There were no financial liabilities measured at fair value as of December 17, 2008.  There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of partially adopting SFAS 157.

14.  Supplemental Cash Flow Information

During the twelve weeks ended December 17, 2008, we issued a total of 142,982 shares with a market value of $839, which were primarily restricted shares and were predominantly issued to employees and non-employee directors; we recorded notes receivable of $100 as a result of the refranchising of seven restaurants to a franchisee; and we had $331 of capital expenditures in Accounts payable as of December 17, 2008.  We had $339 of capital expenditures in Accounts payable as of December 19, 2007.

15.  Commitments and Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000s, except share and per share data)

Overview

In the following discussion, the term “same store sales” refers to the sales of only those Company-owned units open 18 months as of the beginning of the current fiscal quarter and which remained open through the end of the fiscal quarter.

In the first quarter of fiscal year 2009, total revenues decreased 3.5% to $131,677 as compared to $136,396 in the first quarter of fiscal year 2008.  Revenues in the current quarter decreased in part because of the operation of 20 fewer Company-owned restaurants following the closure and refranchising of certain units since the same period of the prior year.  In addition, same-store sales decreased 1.4% as compared with the same quarter in the prior year.  The net loss for the first quarter of fiscal year 2009 was ($3,440), or ($0.12) per diluted share, compared to a net loss of ($1,187), or ($0.04) per diluted share in the first quarter of fiscal year 2008.

In the current quarter, we closed one Company-owned restaurant and refranchised seven Company-owned restaurants to franchisees, bringing the total number of Company-owned restaurants at 415 and the total number of franchised units to 75.

New management, during the fourth quarter of fiscal year 2008, enacted a change in strategic direction under which we began to operate in a manner designed to generate cash.  The details of our turnaround plan are below.

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

Strategy

Steak n Shake is a classic American brand, and we intend to lead and dominate the premium burger and milk shake segment of the restaurant industry.  We have chosen a focused strategy, namely, emphasizing our core — burgers, fries, milk shakes, and chili — which make up nearly 80% of our sales.  We aspire to be best-in-class in cleanliness, product, service, value, promotion, and menu.  It is critical that our food be distinctive, savory, and priced to attract higher frequency of return.  We are working on a new menu — to reduce it to clear and appealing choices and thus simplify.  We currently are testing in several markets to determine the most appetizing menu selections by simultaneously improving variety while discarding slow moving items.

Low Cost Structure

During first quarter of fiscal year 2009, we reduced General and administrative expense by $1,548 as compared to the same period in the prior year and believe that we can achieve additional savings in fiscal year 2009.

Balance Sheet

Management’s intention is to further strengthen the Company’s Statement of Financial Position in fiscal year 2009.  Cash and cash equivalents increased by $18,781 in the first quarter.  Cash provided by operating activities of $15,592 included $10,632 related to income tax refunds.  We own 146 operating Steak n Shake restaurants and have an additional 33 properties held for sale.  We amended our debt facilities during the quarter which included an extension of our Revolving Credit Facility to January 30, 2010, revised financial covenants, and relief of the requirement to provide collateral under our Senior Note Agreement.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities.  Critical accounting policies are those we believe are most important to portraying our financial condition and results of operations and also require the most subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and other factors that are believed to be relevant under the circumstances.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 24, 2008.

Results of Operations

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in our condensed consolidated Statements of Operations for the periods indicated:

	Twelve Weeks Ended
	December 17,	December 19,
	2008	2007
Revenues:
Net sales	99.3%	99.3%
Franchise fees	0.7%	0.7%
Total revenues	100.0%	100.0%

Costs and Expenses:
Cost of sales (1)	24.5%	24.1%
Restaurant operating costs (1)	57.1%	55.9%
General and administrative	6.5%	7.4%
Depreciation and amortization	5.6%	5.6%
Marketing	5.7%	4.4%
Interest	2.7%	2.4%
Rent	2.7%	2.4%
Pre-opening costs	0.0%	0.3%
Asset impairments and provision for restaurant closing	0.1%	0.0%
Other expense (income), net	0.1%	(0.3)%

Loss Before Income Taxes	(4.5)%	(1.8)%

Income Taxes	(1.9)%	(0.9)%

Net Loss	(2.6)%	(0.9)%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended December 17, 2008 to Twelve Weeks Ended December 19, 2007

Net Loss
We recorded a net loss of ($3,440), or ($0.12) per diluted share, for the current quarter as compared with a net loss of ($1,187) or ($0.04) per diluted share for the first quarter of fiscal year 2008.

Revenues
Net sales decreased 3.5% from $135,496 to $130,719 in the current quarter in part because we operated 20 fewer Company-owned restaurants following the closure and refranchising of certain units since the same period of the prior year.  In addition, same store sales decreased 1.4% compared with the same quarter in the prior year.  The decrease in same store sales was caused in part by a decline in guest traffic of 0.9% as well as a 0.5% decrease in average guest check.

    Franchise fees increased 6.4% to $958 in the current fiscal quarter.  The increase is primarily the result of growth in the number of franchised units from 62 at the end of the first quarter of fiscal year 2008 to 75 at the end of the current quarter.  The increase in franchise fees was offset by a decrease in franchisee same store sales of 3.8%, which resulted in lower royalty fees accrued.

Costs and Expenses
Cost of sales was $32,031 or 24.5% of net sales, compared with $32,684 or 24.1% of net sales in the first quarter of fiscal year 2008.  The slight increase as a percentage of net sales was primarily driven by commodities.

Restaurant operating costs were $74,682 or 57.1% of net sales, compared with $75,810 or 55.9% of net sales in the first quarter of fiscal year 2008.  Labor costs declined by $560 because we operated 20 fewer Company-owned restaurants in the current quarter as compared to same period in the prior year.  Outside services, insurance, and taxes decreased by $690.  These decreases were partially offset by a $220 increase in repairs.  The increase as a percentage of net sales was due to higher minimum wage rates and the impact of negative same store sales on fixed costs.

As part of our plan to reduce costs, General and administrative expenses decreased $1,548 (15.3%) to $8,586 and decreased as a percentage of total revenues from 7.4% to 6.5%.  Wages, payroll taxes, and related benefits declined by approximately $1,580 due to reductions in staffing that occurred during the third and fourth quarters of fiscal year 2008.

             Marketing expense increased $1,542 (25.7%) to $7,543 and increased as a percentage of total revenues from 4.4% to 5.7%.  Management, by design, increased its marketing expenditures primarily as a result of planned promotional spend.

Interest expense increased slightly as a percentage of total revenues due primarily to the $506 prepayment penalty related to the $4,471 principal prepayment on our Senior Note Agreement and Private Shelf Facility (the “Senior Note Agreement”) that we amended during the first quarter of fiscal year 2009.  The increase was partially offset by lower interest expense related to a decrease in total outstanding borrowings.

Rent expense increased slightly as a percentage of total revenues primarily due to the decline in same store sales, as well as rent related to the sale-leaseback transactions entered into during fiscal year 2008.

We did not incur pre-opening costs for the current quarter due to the fact that we did not open any new units in the current quarter, compared to four during the first quarter of fiscal year 2008.  There are no planned Company-owned restaurant openings for fiscal year 2009.

Income Taxes
Our effective income tax rate decreased to 42.5% from 50.8% in the same period in the prior year primarily due to the increase in pre-tax loss and the related proportionate increase of federal income tax credits when compared to the total pre-tax loss.

Liquidity and Capital Resources

We generated $15,592 in cash flows from operations during the first quarter of fiscal year 2009 as compared to $7,214 during the first quarter of fiscal year 2008.  The increase resulted primarily from a net $10,632 related to income tax refunds.

Net cash provided by investing activities of $3,082 during the first quarter of fiscal year 2009 resulted primarily from proceeds of $5,056 related to the sale of one parcel of land, one restaurant property, and the transfer of two Company-owned buildings and various equipment to a franchisee.  We closed one Company-owned restaurant and refranchised seven Company-owned restaurants to a franchisee during the first quarter of fiscal year 2009.

Net cash used in investing activities of $6,793 during the first quarter of fiscal year 2008 resulted primarily from capital expenditures of $13,403.  During the first quarter of fiscal year 2008, we opened four new Company-owned restaurants and refranchised four Company-owned restaurants to a franchisee.  We received proceeds of $6,610 from the sale of two parcels of land and from the transfer of three Company-owned buildings and various equipment to franchisees during the first quarter of fiscal year 2008.

We do not plan to open any Company-owned units during the remainder of fiscal year 2009.  Capital expenditures in fiscal year 2009 will be limited principally to capitalizable repair and maintenance costs.  We intend to meet our working capital needs by using existing cash,anticipated cash flows from operations, net operating loss carryback tax refunds, existing credit facilities, the sale of excess properties, and potential sale-leaseback transactions.  We continually review available financing alternatives.  In addition, we may consider, on an opportunistic basis, strategic decisions to create value and improve operating performance.

Revolving Credit Facility
As amended on November 21, 2008, our Revolving Credit Facility (“Facility”) allows us to borrow from time to time up to $25,000, bears interest based on the One Month LIBOR plus 350 basis points, and expires January 30, 2010.  At December 17, 2008, outstanding borrowings under the Facility were $19,840 at an interest rate of 4.1%.

Senior Note Agreement
Effective September 29, 2008, we can no longer make any new borrowings under our Senior Note Agreement.  We had outstanding borrowings under the Senior Note Agreement of $11,957 at a weighted average fixed rate of 9.0% as of December 17, 2008.  Interest rates are fixed based upon market rates at the time of borrowing.

During the first quarter of fiscal year 2009, we made a principal prepayment of $4,471 on the Senior Note Agreement.  As a result of this prepayment, we incurred a $506 prepayment penalty which is included in Interest expense in the condensed consolidated Statement of Operations for the current quarter.

As amended on November 21, 2008, we have agreed to make equal prepayments under the Senior Note Agreement and the Facility once the balance of our Facility reaches $10,000.  The amendment also increased the interest rates under the Senior Note Agreement effective November 21, 2008.

Our debt agreements contain restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios.  The amendments executed on November 21, 2008 include revised financial covenants.  We were in compliance with all covenants under those amended agreements as of December 17, 2008.

The Senior Note Agreement and the Facility are secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, fixtures, and all other personal property.  The Senior Note Agreement and Facility also prohibit us from making cash dividends or repurchasing our common stock.  As of November 21, 2008, the amendment to the Senior Note Agreement also relieves us of the requirement to secure the borrowings with certain real estate assets if the principal balance under the Senior Note Agreement is less than $5,000 on March 31, 2010.

We also have one note in the amount of $83 outstanding as of December 17, 2008.

The carrying amounts for debt reported in the condensed consolidated Statement of Financial Position do not differ materially from their fair market values at December 17, 2008.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a formal framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is only applicable to existing accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  As originally issued, SFAS 157 was to be effective as of the beginning of our fiscal year 2009.  With the issuance in February 2008 of FSP 157-2, “Effective Date of FASB Statement No. 157,” the FASB approved a one-year deferral to the beginning of our fiscal year 2010 for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The FASB has also excluded leases from the scope of SFAS 157 with the issuance of FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  The adoption of SFAS 157 with regard to financial assets and liabilities as of September 25, 2008 did not materially impact our financial statements.  See Note 13 for information regarding the partial implementation of SFAS 157.  We are in the process of determining the effect, if any, that the adoption of SFAS 157 with regard to non-financial assets and liabilities will have on our financial statements in fiscal year 2010.

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

Inflation in food, labor, fringe benefits, energy costs, transportation costs, and other operating costs directly affects our operations.

Risks Associated with Forward-Looking Statements

Certain statements contained in this report represent forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures or other financial items, as well as assumptions underlying any of the foregoing.  Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may” and other similar terminology.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to:

•	the success of our plan to increase store traffic on a profitable basis;
•	competition in the restaurant industry for guests, staff, locations, and new products;
•	disruptions in the overall economy and the financial markets;
•	our ability to comply with the restrictions and covenants to our debt agreements;
•	declines in the market price of our common stock, which could adversely affect our goodwill impairment analysis;
•	the potential to recognize additional impairment charges on our long-lived assets;
•	fluctuations in food commodity and energy prices and the availability of food commodities;
•	the ability of our franchisees to operate profitable restaurants;
•	the poor performance or closing of even a small number of restaurants;
•	changes in guest preferences, tastes, and dietary habits;
•	changes in minimum wage rates and the availability and cost of qualified personnel;
•	harsh weather conditions or losses due to casualties;
•	unfavorable publicity relating to food safety or food-borne illness;
•	exposure to liabilities related to the ownership and leasing of significant amounts of real estate;
•	our ability to comply with existing and future governmental regulations;
•	our ability to adequately protect our trademarks, service marks, and other components of our brand; and
•	other risks identified in the periodic reports we file with the Securities and Exchange Commission.

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

The Revolving Credit Facility bears interest at a rate based upon the One Month LIBOR plus 350 basis points.  Historically, we have not used derivative financial instruments to manage exposure to interest rate changes.  At December 17, 2008, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $31 on our quarterly net loss.

We purchase certain food products which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions.  We utilize various purchasing and contract pricing techniques to minimize volatility, but do not enter into financial derivative contracts.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 17, 2008.

There have been no changes in our internal control over financial reporting that occurred during the current quarter ended December 17, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01*
Form of First Amendment dated April 22, 2008 to Change in Control Benefits Agreement dated November 7, 2007 entered into with Omar Janjua and David C. Milne (incorporated by reference to Exhibit 10.04 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008)

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

Date:  January 26, 2009

THE STEAK N SHAKE COMPANY
By: /s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer, Vice President and Controller