Form 10-Q
period 2009-04-08
STEAK & SHAKE CO
filed 2009-05-18
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 8, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes         No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No   X

As of May 13, 2009, 28,774,077 shares of the registrant’s Common Stock, $.50 par value, were outstanding.

THE STEAK N SHAKE COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	April 8,	September 24,
	2009	2008
	(Unaudited)	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$35,010	$6,855
Receivables, net	6,110	15,622
Inventories	7,302	6,795
Deferred income taxes	2,902	3,260
Assets held for sale	21,055	25,395
Other current assets	4,581	3,009
Total current assets	76,960	60,936
Net property and equipment	413,045	432,690
Goodwill	14,503	14,503
Other intangible assets, net	1,660	1,765
Other assets	7,673	10,242
Total assets	$513,841	$520,136

Liabilities and Shareholders' Equity:
Current Liabilities
Accounts payable	$22,667	$25,302
Accrued expenses	31,515	31,685
Current portion of long-term debt	5,732	733
Line of credit	17,000	14,180
Current portion of obligations under leases	4,452	4,417
Total current liabilities	81,366	76,317
Deferred income taxes	3,599	2,209
Other long-term liabilities	6,657	7,439
Obligations under leases	131,634	134,809
Long-term debt	6,302	15,783

Commitments and Contingencies
Shareholders' Equity:
Common stock - $0.50 stated value, 50,000,000 shares authorized - shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	128,779	128,526
Retained earnings	160,546	161,733
Treasury stock - at cost: 1,549,517 shares as of April 8, 2009; 1,760,531 shares as of September 24, 2008	(20,208)	(21,846)
Total shareholders' equity	284,283	283,579
Total liabilities and shareholders' equity	$513,841	$520,136

See accompanying notes.

Condensed Consolidated Statements of Operations
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 8,	April 9,	April 8,	April 9,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Net sales	$187,975	$189,272	$318,694	$324,768
Franchise fees	1,054	1,215	2,012	2,115
Total revenues	189,029	190,487	320,706	326,883

Costs and Expenses:
Cost of sales	45,611	47,447	77,642	80,131
Restaurant operating costs	101,526	104,039	176,208	179,849
General and administrative	10,799	14,072	19,444	24,490
Depreciation and amortization	9,537	10,455	16,929	18,113
Marketing	9,873	10,376	17,416	16,377
Interest	4,049	4,240	7,651	7,553
Rent	4,659	4,520	8,224	7,728
Pre-opening costs	—	677	—	1,131
Asset impairments and provision for restaurant closing	741	—	917	—
Loss (gain) on disposal of property	47	297	(12)	13
Other income, net	(419)	(524)	(338)	(975)
Total costs and expenses	186,423	195,599	324,081	334,410

Earnings (Loss) Before Income Taxes	2,606	(5,112)	(3,375)	(7,527)

Income Taxes	353	(2,302)	(2,188)	(3,530)

Net Earnings (Loss)	$2,253	$(2,810)	$(1,187)	$(3,997)

Basic Earnings (Loss) Per Common and Common Equivalent Share	$0.08	$(0.10)	$(0.04)	$(0.14)

Diluted Earnings (Loss) Per Common and Common Equivalent Share	$0.08	$(0.10)	$(0.04)	$(0.14)

Weighted Average Shares and Equivalents:
Basic	28,478,365	28,269,538	28,402,685	28,221,692
Diluted	28,554,395	28,269,538	28,402,685	28,221,692

See accompanying notes.

Condensed Consolidated Statements of Cash Flows
The Steak n Shake Company
(Amounts in $000s)
	Twenty-Eight Weeks Ended
	April 8,	April 9,
	2009	2008
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(1,187)	$(3,997)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,929	18,113
Provision for deferred income taxes	1,748	257
Asset impairments and provision for restaurant closing	917	—
Non-cash expense for stock-based compensation and deferred rent	1,942	1,584
(Gain) loss on disposal of property	(12)	13
Changes in receivables and inventories	9,312	1,515
Changes in other assets	(2,098)	(2,354)
Changes in accounts payable and accrued expenses	(1,748)	(1,244)
Net cash provided by operating activities	25,803	13,887

Investing Activities:
Additions of property and equipment	(2,612)	(23,858)
Proceeds from property and equipment disposals	6,590	9,872
Net cash provided by (used in) investing activities	3,978	(13,986)

Financing Activities:
Net proceeds from line of credit facility	2,820	2,355
Principal payments on long-term debt	(4,482)	(1,055)
Proceeds from equipment and property sale-leasebacks	2,005	—
Principal payments on direct financing lease obligations	(2,407)	(2,272)
Proceeds from exercise of stock options	—	140
Excess tax benefits from stock-based awards	—	10
Repurchase of employee shares for tax withholding	(128)	—
Proceeds from employee stock purchase plan	566	1,004
Net cash (used in) provided by financing activities	(1,626)	182

Increase in Cash and Cash Equivalents	28,155	83
Cash and Cash Equivalents at Beginning of Period	6,855	1,497
Cash and Cash Equivalents at End of Period	$35,010	$1,580

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
The Steak n Shake Company
(Unaudited)
(Amounts in $000s, except share and per share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The Steak n Shake Company (“we”, “us”, the “Company”, or “Steak n Shake”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Statement of Financial Position as of April 8, 2009, the condensed consolidated Statements of Operations for the sixteen and twenty-eight weeks ended April 8, 2009 and April 9, 2008, and condensed consolidated Statements of Cash Flows for the twenty-eight weeks ended April 8, 2009 and April 9, 2008 have been included.

The condensed consolidated Statements of Operations for the sixteen and twenty-eight weeks ended April 8, 2009 and April 9, 2008 are not necessarily indicative of the consolidated Statements of Operations for the entire fiscal years.  For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2008.

2.  Seasonal Aspects

We have substantial fixed costs that do not decline in line with decreasing sales.  Our first and second fiscal quarters, which include the winter months, usually reflect lower average weekly unit volumes as compared to the third and fourth fiscal quarters.  Additionally, sales in the first and second fiscal quarters can be adversely affected by severe winter weather.  We may also be negatively affected by adverse weather during the first and fourth fiscal quarters as hurricanes and tropical storms may impact the Southeastern portion of the United States, where we have a significant number of restaurants.

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

4.  Earnings (Loss) Per Share

Earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.  The following table presents a reconciliation of the basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 8,	April 9,	April 8,	April 9,
	2009	2008	2009	2008
Basic earnings (loss) per share:
Weighted average common shares	28,478,365	28,269,538	28,402,685	28,221,692

Diluted earnings (loss) per share:
Weighted average common shares	28,478,365	28,269,538	28,402,685	28,221,692
Dilutive effect of stock awards	76,030	—	—	—
Weighted average common and incremental shares	28,554,395	28,269,538	28,402,685	28,221,692

Number of share-based awards excluded from the calculation of diluted earnings (loss) per share because the awards' exercise prices were greater than the average market price of the Company's common stock, or because they were antidilutive due to the Company's net losses for the twenty-eight weeks ended April 8, 2009 and for the sixteen and twenty-eight weeks ended April 9, 2008	1,241,775	1,443,593	1,410,623	1,445,749

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

The assets of three restaurants closed in fiscal year 2008 were not located near other Company-owned stores, and we do not expect to have significant continuing involvement in the operations after disposal.  Although these restaurants meet the definition of “discontinued operations,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we have not segregated the results of operations as the amounts are immaterial.  Net loss after tax related to the three restaurants was $92 and $145 for the sixteen and twenty-eight weeks ended April 9, 2008, respectively.

6.  Net Property and Equipment

Net property and equipment consists of the following:

	April 8,	September 24,
	2009	2008
Land	$151,677	$151,006
Buildings	150,438	156,695
Land and leasehold improvements	154,531	157,738
Equipment	200,834	204,116
Construction in progress	2,392	2,423
	659,872	671,978
Less accumulated depreciation and amortization	(246,827)	(239,288)
Net property and equipment	$413,045	$432,690

7.  Assets Held for Sale

Assets held for sale is comprised of the following:

	April 8,	September 24,
	2009	2008
Land and buildings	$18,105	$21,726
Land and leasehold improvements	2,932	3,388
Equipment	18	281
Total assets held for sale	$21,055	$25,395

Assets held for sale consists of property and equipment related to closed restaurants and parcels of land that are currently being marketed for disposal.  The April 8, 2009 balances include assets related to 13 restaurants closed during prior years and 18 parcels of land.  During the twenty-eight weeks ended April 8, 2009, we sold one restaurant and three parcels of land that were held for sale as of September 24, 2008, and we classified one additional parcel of land as held for sale.  The current year-to-date pre-tax loss on the sale of these properties was $314.

The September 24, 2008 balances include assets related to seven restaurants closed during the fourth quarter of fiscal year 2008, seven restaurants closed during prior years, and 20 parcels of land.

For assets to be classified as held for sale, SFAS 144 requires, among other things, that the sale of the assets must be probable to occur within one year.  This limitation is subject to certain exceptions, including consideration of circumstances that were previously considered unlikely.  Continued classification as held for sale can be appropriate if an entity initiates actions necessary to respond to the change in circumstances, continues to actively market the asset at a price that is reasonable given the change in circumstances, and continues to meet all other criteria required for classification as held for sale in accordance with SFAS 144.  If at any time the criteria are no longer met, a long-lived asset classified as held for sale must be reclassified as held and used, subject to certain adjustments to the carrying value.

    We continue to actively market properties held for sale and routinely evaluate the reasonableness of the estimated selling price in response to current market conditions.  As a result of this analysis, during the quarter and year-to-date periods ended April 8, 2009, we recorded $741 and $812, respectively, relating to the loss on disposal of held for sale assets and adjustments to the carrying value of held for sale properties we continue to own.  The charges have been recorded as asset impairment charges in the condensed consolidated Statement of Operations.

8.  Goodwill and Other Intangibles

Goodwill
Our condensed consolidated Statements of Financial Position as of April 8, 2009 and September 24, 2008 include goodwill of acquired businesses of $14,503.  Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisitions of Creative Restaurants, Inc. (“CRI”) and Kelley Restaurants, Inc. (“KRI”) on July 6, 2006 and December 29, 2004, respectively.  The related goodwill is allocated to reporting units that benefited from the acquisition using a relative fair value methodology.

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) we are required to assess goodwill and any indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred.  We perform our annual assessment of the recoverability of our goodwill in accordance with SFAS 142 during the fourth quarter of each fiscal year.  A significant amount of judgment is required in performing goodwill impairment tests.  Such tests include periodically determining or reviewing the estimated fair value of our reporting units.  There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future cash flow and multiples of earnings.  If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value.  The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill.  The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

    In conjunction with our annual goodwill analysis for fiscal 2008, our step one results indicated that impairment potentially existed for one reporting unit, and we began the second step of the analysis for this reporting unit.  During the first quarter of fiscal year 2009, we completed our analysis and have determined that we did not have an impairment as of the annual assessment date.

    During the second fiscal quarter, we performed an interim goodwill impairment analysis.  The results of our analysis indicated that we did not have an impairment of goodwill for any of our applicable reporting units.

    Our calculation of the fair value of the reporting units considers current market conditions existing at the assessment date.  The length and depth of the ongoing economic recession could adversely impact values of our reporting unit and result in impairment charges in future periods.  Consequently, it is possible that we will need to update our impairment analysis during future quarters.  We can provide no assurance that a material impairment charge will not occur in future periods as a result of these analyses.

Other Intangibles
Other intangibles are comprised of the following:

	April 8,	September 24,
	2009	2008
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulated amortization	(1,131)	(1,026)
Intangible assets subject to amortization, net	1,160	1,265
Intangible assets with indefinite lives	500	500
Total intangible assets	$1,660	$1,765

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with prior acquisitions, and are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively.  Amortization expense for the sixteen weeks ended April 8, 2009 and April 9, 2009 was $60.  Amortization expense for the twenty-eight weeks ended April 8, 2009 and April 9, 2008 was $105.  Total annual amortization for each of the next five years is approximately $190.

Intangible assets with indefinite lives consist of reacquired franchise rights assumed in connection with the acquisitions of CRI and KRI and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination.”

9.  Borrowings

Revolving Credit Facility
As amended on November 21, 2008, our Revolving Credit Facility (“Facility”) allows us to borrow from time to time up to $25,000, bears interest based on the One Month LIBOR plus 350 basis points, and expires January 30, 2010.  At April 8, 2009, outstanding borrowings under the Facility were $17,000 at an interest rate of 4.0%.

Senior Note Agreement
As amended on November 21, 2008, we have agreed to make equal prepayments under our Senior Note Agreement and Private Shelf Facility (the “Senior Note Agreement”) and the Facility once the balance of our Facility reaches $10,000.  The amendment also increased the interest rates under the Senior Note Agreement effective November 21, 2008.  During the first quarter of fiscal year 2009, we made a principal prepayment of $4,471 on the Senior Note Agreement.  As a result of this prepayment, we incurred a $506 prepayment penalty which is included in interest expense in the condensed consolidated Statement of Operations.

We had outstanding borrowings under the Senior Note Agreement of $11,957 at a weighted average fixed rate of 9.0% as of April 8, 2009.  Effective September 29, 2008, we can no longer make any new borrowings under the Senior Note Agreement.

Our Senior Note Agreement and Facility contain restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios.  The amendments executed on November 21, 2008 include revised financial covenants.  We were in compliance with all covenants under those amended agreements as of April 8, 2009.

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

We also have one note in the amount of $77 outstanding as of April 8, 2009.

10.  Income Taxes

Our effective income tax rate increased to 64.8% from 46.9% compared with the same year-to-date period in the prior year.  This change is primarily due to the impact of the significant decrease in the Company’s pre-tax loss and the related proportionate increase of federal income tax credits as a percentage of the total pre-tax loss.  While the amount of our federal income tax credits for the current year-to-date period remained relatively consistent with the prior year-to-date period, the lower pre-tax loss in the current year-to-date period results in a higher effective income tax rate when compared to the prior year-to-date period.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” at the beginning of our fiscal year 2008.

As of April 8, 2009, we had approximately $998 of unrecognized tax benefits, including approximately $225 of interest and penalties, which are included in Other long-term liabilities in the condensed consolidated Statement of Financial Position.  During the sixteen and twenty-eight weeks ended April 8, 2009, we recognized $22 and $45, respectively, in potential interest and penalties associated with uncertain tax positions.  Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense.  Of the $998 of unrecognized tax benefits, $864 would impact the effective income tax rate if recognized.

We file income tax returns which are periodically audited by various federal, state, and local jurisdictions.  With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2005.  We believe we have certain state income tax exposures related to fiscal years 2004 and 2005.  Due to the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $120 within 12 months.

    Included in Receivables at September 24, 2008 was $11,351 in net income taxes receivable.  This amount primarily represented expected federal and state income tax refunds which were received in cash during the first quarter of fiscal year 2009.  The refunds received were the result of net operating loss carryback claims.  We carried back the fiscal year 2008 taxable loss to fiscal year 2006 which resulted in cash refunds from income taxes previously paid.

11.  Common Stock Plans

    Employee Stock Options- During the twenty-eight weeks ended April 8, 2009, we granted 110,000 options to employees under plans approved by our shareholders.  Employees and non-employee directors forfeited 280,180 options during the year-to-date period.  Pre-tax stock-based compensation expense recorded during the twenty-eight weeks ended April 8, 2009 for the stock option plans totaled $460.

Restricted Shares - During the twenty-eight weeks ended April 8, 2009, we granted 119,116 non-vested restricted shares to employees and non-employee directors under plans approved by our shareholders at a weighted average grant date fair value per share of $6.21.  During the same period, 50,500 restricted shares were forfeited and 82,835 restricted shares vested.  Pre-tax stock-based compensation expense recorded during the twenty-eight weeks ended April 8, 2009 for the plan totaled $774.

Employee Stock Purchase Plan- During the twenty-eight weeks ended April 8, 2009, we issued 111,933 shares to employees under our Employee Stock Purchase Plan.  Pre-tax stock-based compensation expense recorded during the twenty-eight weeks ended April 8, 2009 for the Employee Stock Purchase Plan totaled $130.

    During the current quarter, we changed our compensation philosophy to support the Company’s objective of maximizing intrinsic business value on a per-share basis.  As a consequence, we will no longer routinely issue stock grants and stock options.

12.  Restructuring

During fiscal years 2007 and 2008, same-store sales declined while certain restaurant operating costs, such as food costs and labor rates, increased.  As a result, a number of cost reduction initiatives were undertaken to reduce the cost structure.  The majority of planned cost reductions were achieved through headcount reductions in the field and at the corporate offices.  In order to execute the plan, we incurred restructuring expenses related to the headcount reductions, which were recorded in general and administrative expense in the condensed consolidated Statement of Operations.

The table below summarizes all restructuring-related severance accruals and payments during the first and second fiscal quarters of fiscal year 2009:

September 24, 2008 accrual balance	$372
Year-to-date fiscal year 2009 accruals	88
Year-to-date fiscal year 2009 payments	(445)
April 8, 2009 accrual balance	$15

    The remaining restructuring accrual will be paid prior to the end of fiscal year 2009.

In addition to severance related to restructuring, during fiscal year 2008 and the second quarter of fiscal year 2009 we also incurred severance expense related to the departure of former executives.  The severance is being paid out according to the terms of the executives’ agreements.  During 2009, we paid $419 of the September 24, 2008 executive severance accrual balance of $474.  The remaining $55 will be paid prior to the end of fiscal year 2009.

We accrued an additional $223 of executive severance during the second quarter of fiscal year 2009, $24 of which was paid as of April 8, 2009.  The remaining $199 will be paid during the rest of fiscal year 2009 and during the first quarter of fiscal year 2010.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

    As of April 8, 2009, the fair values of financial assets were as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$26,581	$—	$26,581
Non-qualified deferred compensation plan investments	325	—	—	325
Total assets at fair value	$325	$26,581	$—	$26,906

There were no financial liabilities measured at fair value as of April 8, 2009.  There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of partially adopting SFAS 157.

14.  Supplemental Cash Flow Information

    During the twenty-eight weeks ended April 8, 2009, we issued a total of 169,393 shares with a market value of $1,005, which were primarily restricted shares and were predominantly issued to employees and non-employee directors; we recorded notes receivable of $100 as a result of the refranchising of seven restaurants to a franchisee; and we had $182 of capital expenditures in accounts payable as of April 8, 2009.  During the twenty-eight weeks ended April 9, 2008, we issued 1,000 restricted shares with a market value of $8 to a non-employee director, and we had $145 of capital expenditures in accounts payable as of April 9, 2008.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000s, except share and per share data)

Overview

In the following discussion, the term “same-store sales” refers to the sales of only those Company-owned units open 18 months as of the beginning of the current fiscal quarter and which remained open through the end of the fiscal quarter.

Fiscal Second Quarter 2009 Results

Net earnings for the second quarter of fiscal year 2009 were $2,253, or $0.08 per diluted share, contrasted to a net loss of ($2,810), or ($0.10) per diluted share in the second quarter of fiscal year 2008.  Quarterly same-store sales increased 2.4% due to an increase in guest traffic of 7.8%, offset by a 5.4% contraction in the average guest check.  Net sales decreased 0.7% from $189,272 to $187,975 in the current quarter because we operated 21 fewer Company-owned restaurants following the closure and refranchising of certain units after the same period in the previous year.

Fiscal Year 2009 Results (Year-to-date)

Year-to-date net loss through the second quarter of fiscal year 2009 was ($1,187), or ($0.04) per diluted share, contrasted to a net loss of ($3,997), or ($0.14) per diluted share for the same period a year ago.  Year-to-date same-store sales increased 0.9%.  Net sales decreased 1.9% from $324,768 to $318,694 in the current year because we operated 21 fewer Company-owned restaurants following the closure and refranchising of certain units after the same period in the previous year.

During the first two quarters of fiscal year 2009, we closed one Company-owned restaurant and refranchised seven Company-owned restaurants to franchisees, bringing the total number of Company-owned restaurants to 415.  A franchisee also closed one restaurant, bringing the total number of franchised units to 74.

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

Results of Operations

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in our condensed consolidated Statements of Operations for the periods indicated:

	Sixteen Weeks Ended				Twenty-Eight Weeks Ended
	April 8,		April 9,		April 8,		April 9,
	2009		2008		2009		2008
Revenues:
Net sales	99.4%		99.4%		99.4%		99.4%
Franchise fees	0.6%		0.6%		0.6%		0.6%
Total revenues	100.0%		100.0%		100.0%		100.0%

Costs and Expenses:
Cost of sales (1)	24.3%		25.1%		24.4%		24.7%
Restaurant operating costs (1)	54.0%		55.0%		55.3%		55.4%
General and administrative	5.7%		7.4%		6.1%		7.5%
Depreciation and amortization	5.0%		5.5%		5.3%		5.5%
Marketing	5.2%		5.4%		5.4%		5.0%
Interest	2.1%		2.2%		2.4%		2.3%
Rent	2.5%		2.4%		2.6%		2.4%
Pre-opening costs	0.0%		0.4%		0.0%		0.3%
Asset impairments and provision for restaurant closing	0.4%		0.0%		0.3%		0.0%
Loss (gain) on disposal of property	0.0%		0.2%		(0.0	) %	0.0%
Other income, net	(0.2	) %	(0.3	) %	(0.1	) %	(0.3	) %

Earnings (Loss) Before Income Taxes	1.4%		(2.7	) %	(1.1	) %	(2.3	) %

Income Taxes	0.2%		(1.2	) %	(0.7	) %	(1.1	) %

Net Earnings (Loss)	1.2%		(1.5	) %	(0.4	) %	(1.2	) %

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Sixteen Weeks Ended April 8, 2009 to Sixteen Weeks Ended April 9, 2008

Net Earnings (Loss)
We recorded net earnings of $2,253, or $0.08 per diluted share, for the current quarter as compared with a net loss of ($2,810) or ($0.10) per diluted share for the second quarter of fiscal year 2008.

Revenues
Net sales decreased 0.7% from $189,272 to $187,975 in the current quarter because we operated 21 fewer Company-owned restaurants following the closure and refranchising of certain units since the same period of the prior year.  Second quarter same-store sales increased 2.4% compared with the same quarter in the prior year.  The increase in same-store sales was driven by an increase in guest traffic of 7.8%, partially offset by a 5.4% contraction in average guest check.

 Franchise fees decreased slightly in the current fiscal quarter due to a decrease in franchisee same store sales of 3.9%, which resulted in lower royalty fees accrued.  The decrease in franchise fees was partially offset by the growth in the number of franchised units from 67 at the end of the second quarter of fiscal year 2008 to 74 at the end of the current quarter.

Costs and Expenses
Cost of sales was $45,611 or 24.3% of net sales, compared with $47,447 or 25.1% of net sales in the second quarter of fiscal year 2008 primarily due to favorable shifts in the sales mix.

Restaurant operating costs were $101,526 or 54.0% of net sales, compared with $104,039 or 55.0% of net sales in the second quarter of fiscal year 2008.  Labor and benefit costs declined by $2,420 due primarily to improvements in productivity and wage and benefit management.

As part of our plan to reduce costs, general and administrative expenses decreased $3,273 (23.3%) to $10,799 and decreased as a percentage of total revenues from 7.4% to 5.7%.  Wages, payroll taxes, and related benefits declined by approximately $1,380 due to reductions in staffing that occurred during the third and fourth quarters of fiscal year 2008.  Legal and professional fees, travel, and outside services declined $1,540.

             Marketing expense decreased $503 (4.8%) to $9,873 and decreased as a percentage of total revenues from 5.4% to 5.2%.  The net decline was due to a prior year shift in the timing of advertising to the second quarter of fiscal year 2008.

Interest expense decreased slightly related primarily to a decrease in total outstanding borrowings.

Rent expense increased slightly primarily due to sale-leaseback transactions entered into during the second half of fiscal year 2008.

We did not incur pre-opening costs for the current quarter due to the fact that we did not open any new units in the current quarter, compared to five during the second quarter of fiscal year 2008.

Asset impairments and provision for restaurant closing was $741, or 0.4% of total revenues in the current quarter, which related primarily to the loss on disposal of held for sale assets and adjustments to the carrying value of held for sale properties we continue to own.  No asset impairment charges were recorded for the second quarter of fiscal year 2008.

Income Taxes
Our effective income tax rate decreased from 45.0% to 13.5% in the same period in the prior year primarily due to the change from a pre-tax loss to pre-tax earnings.  Federal income tax credits will decrease the effective income tax rate in conjunction with pre-tax earnings while increasing the effective income tax rate in conjunction with a pre-tax loss.

Comparison of Twenty-Eight Weeks Ended April 8, 2009 to Twenty-Eight Weeks Ended April 9, 2008

Net Loss
We recorded a net loss of ($1,187), or ($0.04) per diluted share, for the current year-to-date period as compared with a net loss of ($3,997) or ($0.14) per diluted share for the same period of fiscal year 2008.

Revenues
Net sales decreased 1.9% from $324,768 to $318,694 in the current year-to-date period because we operated 21 fewer Company-owned restaurants following the closure and refranchising of certain units since the same period of the prior year.  Year-to-date same-store sales increased 0.9% compared with the same period of fiscal year 2008.  The increase in same-store sales was driven by an increase in guest traffic of 4.2%, partially offset by a 3.3% contraction in average guest check.

 Franchise fees decreased slightly in the current year-to-date period due to a decrease in franchisee same store sales of 3.5%, which resulted in lower royalty fees accrued.  The decrease in franchise fees was partially offset by the growth in the number of franchised units from 67 at the end of the second quarter of fiscal year 2008 to 74 at the end of the current quarter.

Costs and Expenses
Year-to-date cost of sales was $77,642 or 24.4% of net sales, compared with $80,131 or 24.7% of net sales in the same period of fiscal year 2008 primarily due to favorable shifts in the sales mix.

Year-to-date restaurant operating costs were $176,208 or 55.3% of net sales, compared with $179,849 or 55.4% of net sales in the same period of fiscal year 2008.  Labor and benefit costs declined by $2,980 due primarily to improvements in productivity and wage and benefit management.

As part of our plan to reduce costs, general and administrative expenses decreased $5,046 (20.6%) to $19,444 and decreased as a percentage of total revenues from 7.5% to 6.1%.  Wages, payroll taxes, and related benefits declined by approximately $2,960 due to reductions in staffing that occurred during the third and fourth quarters of fiscal year 2008.  Legal and professional fees, travel, and outside services declined $1,630.

             Marketing expense increased $1,039 (6.3%) to $17,416 and increased as a percentage of total revenues from 5.0% to 5.4%.  Management, by design, increased promotional expenditures in fiscal year 2009.

Interest expense increased slightly as a percentage of total revenues due primarily to the $506 prepayment penalty related to the $4,471 principal prepayment on our Senior Note Agreement and Private Shelf Facility (the “Senior Note Agreement”) that we amended during the first quarter of fiscal year 2009.  The increase was partially offset by lower interest expense related primarily to a decrease in total outstanding borrowings.

Rent expense increased slightly as a percentage of total revenues primarily due to sale-leaseback transactions entered into during the second half of fiscal year 2008.

We did not incur pre-opening costs during fiscal year 2009 due to the fact that we did not open any new units in the current year, compared to nine during the year-to-date period of fiscal year 2008.

Asset impairments and provision for restaurant closing was $917, or 0.3% of total revenues in the current year-to-date period, which related primarily to the loss on disposal of held for sale assets and adjustments to the carrying value of held for sale properties we continue to own.  No asset impairment charges were recorded for the same period of fiscal year 2008.

Income Taxes
Our effective income tax rate increased to 64.8% from 46.9% compared with the same year-to-date period in the prior year.  This change is primarily due to the impact of the significant decrease in the Company’s pre-tax loss and the related proportionate increase of federal income tax credits as a percentage of the total pre-tax loss.  While the amount of our federal income tax credits for the current year-to-date period remained relatively consistent with the prior year-to-date period, the lower pre-tax loss in the current year-to-date period results in a higher effective income tax rate when compared to the prior year-to-date period.

Liquidity and Capital Resources

We generated $25,803 in cash flows from operations during the twenty-eight weeks ended April 8, 2009 as compared to $13,887 during the twenty-eight weeks ended April 9, 2008.  The increase resulted primarily from $11,608 related to income tax refunds, net of the year-to-date provision.

Net cash provided by investing activities of $3,978 during the twenty-eight weeks ended April 8, 2009 resulted primarily from proceeds of $6,590 related to the sale of three parcels of land, one restaurant property, and the transfer of two Company-owned buildings to a franchisee.  We closed one Company-owned restaurant and refranchised seven Company-owned restaurants to a franchisee during the current year-to-date period.

Net cash used in investing activities of $13,986 during the twenty-eight weeks ended April 9, 2008 resulted primarily from capital expenditures of $23,858.  During that year-to-date period, we opened nine new Company-owned restaurants and refranchised eight Company-owned restaurants to franchisees.  We received proceeds of $9,872 from the sale of six parcels of land and from the transfer of three Company-owned buildings and various equipment to franchisees during the same period of fiscal year 2008.

Capital expenditures for the remainder of fiscal year 2009 will be limited principally to maintenance capital expenditures.  We intend to meet our working capital needs and fund capital expenditures by using existing cash, anticipated cash flows from operations, net operating loss carryback tax refunds, existing credit facilities, and the sale of excess properties.  We continually review available financing alternatives.  In addition, we may consider, on an opportunistic basis, strategic decisions to create value and improve operating performance.

Revolving Credit Facility
As amended on November 21, 2008, our Revolving Credit Facility (“Facility”) allows us to borrow from time to time up to $25,000, bears interest based on the One Month LIBOR plus 350 basis points, and expires January 30, 2010.  At April 8, 2009, outstanding borrowings under the Facility were $17,000 at an interest rate of 4.0%.

Senior Note Agreement
As amended on November 21, 2008, we have agreed to make equal prepayments under the Senior Note Agreement and the Facility once the balance of our Facility reaches $10,000.  The amendment also increased the interest rates under the Senior Note Agreement effective November 21, 2008.  During the first quarter of fiscal year 2009, we made a principal prepayment of $4,471 on the Senior Note Agreement.  As a result of this prepayment, we incurred a $506 prepayment penalty which is included in Interest expense in the condensed consolidated Statement of Operations.

We had outstanding borrowings under the Senior Note Agreement of $11,957 at a weighted average fixed rate of 9.0% as of April 8, 2009.  Effective September 29, 2008, we can no longer make any new borrowings under the Senior Note Agreement.

Our Senior Note Agreement and Facility contain restrictions and covenants customary for credit agreements of these types which, among other things, require us to maintain certain financial ratios.  The amendments executed on November 21, 2008 include revised financial covenants.  For the quarter ended April 8, 2009, these covenants include, among others, requirements to limit the ratio of total liabilities to tangible net worth (as defined in the amendments) to a maximum of 1.10 and to maintain a minimum fixed charge coverage ratio (as defined in the amendments) of 1.10.  On April 8, 2009, our ratio of total liabilities to tangible net worth was 0.86 and our fixed charge coverage ratio was 1.86.  We were in compliance with all covenants under the amended agreements as of April 8, 2009.

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

We also have one note in the amount of $77 outstanding as of April 8, 2009.

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

Effects of Governmental Regulations and Inflation

Most of our employees are paid hourly rates related to federal and state minimum wage laws.  Any increase in the legal minimum wage would directly increase our operating costs, and the federal minimum wage is scheduled to increase beginning on July 24, 2009.  We are also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions, and accessibility standards.  Any changes in these laws that require improvements to our restaurants would increase operating costs.  In addition, we are subject to franchise registration requirements and certain related federal and state laws regarding franchise operations.  Any changes in these laws could affect our ability to attract and retain franchisees.

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

Refer to our Annual Report on Form 10-K for the fiscal year ended September 24, 2008 for a detailed discussion of each of the risks identified above.

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

The Revolving Credit Facility bears interest at a rate based upon the One Month LIBOR plus 350 basis points.  Historically we have not used derivative financial instruments to manage exposure to interest rate changes.  At April 8, 2009, a hypothetical 100 basis point increase in short-term interest rates would have an impact of ($26) and ($105) on our quarterly net earnings and year-to-date net loss, respectively.

    We purchase certain food products which are affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 8, 2009.

There have been no changes in our internal control over financial reporting that occurred during the current quarter ended April 8, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Note 15 to the Condensed Consolidated Financial Statements (Unaudited) on page 15 of this report.

ITEM 1A. RISK FACTORS

We are dependent on key personnel.

    We believe that our success depends in large part on the services of Sardar Biglari, our Chairman, Chief Executive Officer and President.  The loss of the services of Mr. Biglari could have a material adverse effect upon our business, financial condition and results of operations.  A qualified replacement for Mr. Biglari may not be available in a timely manner, if at all.

In addition, a complete discussion of material risks concerning the Company’s business is included in its Annual Report on Form 10-K for the fiscal year ended September 24, 2008.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.01*	Separation Agreement between the Steak n Shake Company and David C. Milne (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 17, 2009 )

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certifications

* Indicates management contract or compensatory plans or arrangements required to be filed as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2009

THE STEAK N SHAKE COMPANY
By: /s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer, Vice President and Controller