Form 10-Q
period 2009-07-01
STEAK & SHAKE CO
filed 2009-08-10
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 1, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes       No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___ (Do not check if a smaller reporting company)	Smaller reporting company ___

As of August 5, 2009 28,812,934 shares of the registrant’s Common Stock, $.50 par value, were outstanding.

THE STEAK N SHAKE COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	July 1,	September 24,
	2009	2008
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$37,843	$6,855
Receivables, net of allowances of $539 (2009) and $341 (2008)	8,011	15,622
Inventories	7,131	6,795
Deferred income taxes	5,674	3,260
Assets held for sale	18,479	25,395
Other current assets	5,488	3,009
Total current assets	82,626	60,936
Net property and equipment	406,197	432,690
Goodwill	14,503	14,503
Other intangible assets, net	1,616	1,765
Other assets	8,180	10,242
Total assets	$513,122	$520,136

Liabilities and shareholders' equity:
Current liabilities
Accounts payable	$25,495	$25,302
Accrued expenses	32,018	31,685
Current portion of long-term debt	20	733
Revolving credit	13,680	14,180
Current portion of obligations under leases	4,424	4,417
Total current liabilities	75,637	76,317
Deferred income taxes	9,858	2,209
Other long-term liabilities	6,792	7,439
Obligations under leases	132,035	134,809
Long-term debt	53	15,783

Commitments and contingencies

Shareholders' equity:
Common stock - $0.50 stated value, 50,000,000 shares authorized - shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	129,268	128,526
Retained earnings	164,349	161,733
Treasury stock - at cost: 1,519,905 shares as of July 1, 2009; 1,760,531 shares as of September 24, 2008	(20,036)	(21,846)
Total shareholders' equity	288,747	283,579
Total liabilities and shareholders' equity	$513,122	$520,136

See accompanying notes.

Condensed Consolidated Statements of Operations (Unaudited)
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	Twelve Weeks Ended		Forty Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2009	2008	2009	2008
Revenues:
Net sales	$145,648	$143,303	$464,342	$468,071
Franchise fees	701	990	2,713	3,105
Total revenues	146,349	144,293	467,055	471,176

Costs and expenses:
Cost of sales	34,814	35,527	112,456	115,658
Restaurant operating costs	76,880	79,241	253,088	259,090
General and administrative	7,886	11,056	27,330	35,546
Depreciation and amortization	6,913	7,812	23,842	25,925
Marketing	8,230	6,666	25,646	23,043
Interest	3,347	3,263	10,998	10,816
Rent	3,577	3,379	11,801	11,107
Pre-opening costs	7	112	7	1,243
Asset impairments and provision for restaurant closing	63	14,089	980	14,089
Gain on disposal of property	(85)	(385)	(97)	(372)
Other income, net	(630)	(288)	(968)	(1,263)
Total costs and expenses	141,002	160,472	465,083	494,882

Earnings (loss) before income taxes	5,347	(16,179)	1,972	(23,706)

Income taxes	1,544	(6,382)	(644)	(9,912)

Net earnings (loss)	$3,803	$(9,797)	$(2,616)	$(13,794)

Basic earnings (loss) per common and common equivalent share	$0.13	$(0.35)	$(0.09)	$(0.49)

Diluted earnings (loss) per common and common equivalent share	$0.13	$(0.35)	$(0.09)	$(0.49)

Weighted average shares and equivalents:
Basic	28,551,669	28,288,330	28,447,380	28,274,193
Diluted	28,663,007	28,288,330	28,538,960	28,274,193

See accompanying notes.

Condensed Consolidated Statements of Cash Flows (Unaudited)
The Steak n Shake Company
(Amounts in $000s)
	Forty Weeks Ended
	July 1,	July 2,
	2009	2008
Operating activities:
Net earnings (loss)	$2,616	$(13,794)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	23,842	25,925
Provision for deferred income taxes	5,235	(4,714)
Asset impairments and provision for restaurant closing	980	14,089
Non-cash expense for stock-based compensation and deferred rent	2,422	2,676
Gain on disposal of property	(97)	(372)
Changes in receivables and inventories	7,581	1,720
Changes in other assets	(3,016)	(3,299)
Changes in accounts payable and accrued expenses	1,552	1,340
Net cash provided by operating activities	41,115	23,571

Investing activities:
Additions of property and equipment	(3,145)	(28,512)
Proceeds from property and equipment disposals	9,277	11,531
Net cash provided by (used in) investing activities	6,132	(16,981)

Financing activities:
Net proceeds from revolving credit facility	(500)	(18,005)
Principal payments on long-term debt	(16,443)	(1,080)
Proceeds from equipment and property sale-leasebacks	3,597	14,817
Principal payments on direct financing lease obligations	(3,606)	(3,336)
Proceeds from exercise of stock options	—	132
Excess tax benefits from stock-based awards	40	10
Repurchase of employee shares for tax withholding	(202)	(8)
Proceeds from employee stock purchase plan	855	1,004
Net cash used in financing activities	(16,259)	(6,466)

Increase in cash and cash equivalents	30,988	124
Cash and cash equivalents at beginning of period	6,855	1,497
Cash and cash equivalents at end of period	$37,843	$1,621

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

In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Statement of Financial Position as of July 1, 2009, the condensed consolidated Statements of Operations for the twelve and forty weeks ended July 1, 2009 and July 2, 2008, and the condensed consolidated Statements of Cash Flows for the forty weeks ended July 1, 2009 and July 2, 2008 have been included.

The condensed consolidated Statements of Operations for the twelve and forty weeks ended July 1, 2009 and July 2, 2008 are not necessarily indicative of the consolidated Statements of Operations for the entire fiscal years.  For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 24, 2008.

   Steak n Shake now operates as a holding company with its primary business activities conducted through Steak n Shake Operations, Inc. The Company’s prime objective centers on achieving above-average returns on capital in pursuit of maximizing the eventual net worth of its stockholders. Thus, the Company may pursue investments in the form of acquisitions, joint ventures, and partnerships either related or unrelated to its ongoing business activities. All investment and capital allocation decisions are made by Sardar Biglari, the Company’s Chairman and Chief Executive Officer.

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

3.  New Accounting Standards

    In June 2009, the FASB issued FAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162" (“SFAS 168”). The FASB Accounting Standards Codification, or Codification, will become the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial position or results of operations.

   In June 2009, the FASB issued FAS No. 166, "Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140" (“SFAS 166”). SFAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for us at the beginning of fiscal year 2011. We are in the process of determining the effect, if any, that the adoption of SFAS 166 will have on our financial statements.

In May 2009, the FASB issued FAS No. 165, "Subsequent Events" (“SFAS 165”), which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. SFAS 165 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 on July 1, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements and required disclosures.

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

   In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a formal framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is only applicable to existing accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  As originally issued, SFAS 157 was to be effective as of the beginning of our fiscal year 2009.  With the issuance in February 2008 of FSP 157-2, “Effective Date of FASB Statement No. 157,” the FASB approved a one-year deferral to the beginning of our fiscal year 2010 for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The FASB has also excluded leases from the scope of SFAS 157 with the issuance of FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.”  The adoption of SFAS 157 with regard to financial assets and liabilities as of September 25, 2008 did not materially impact our financial statements.  See Note 13 for information regarding the implementation of SFAS 157.  We are in the process of determining the effect, if any, that the adoption of SFAS 157 with regard to non-financial assets and liabilities will have on our financial statements in fiscal year 2010.

4.  Earnings (Loss) Per Share

Earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.  The following table presents a reconciliation of the basic and diluted weighted average common shares as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”

	Twelve Weeks Ended		Forty Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2009	2008	2009	2008
Basic earnings (loss) per share:
Weighted average common shares	28,551,669	28,288,330	28,447,380	28,274,193

Diluted earnings (loss) per share:
Weighted average common shares	28,551,669	28,288,330	28,447,380	28,274,193
Dilutive effect of stock awards	111,338	—	91,580	—
Weighted average common and incremental shares	28,663,007	28,288,330	28,538,960	28,274,193

Number of share-based awards excluded from the calculation of diluted earnings (loss) per share because the awards' exercise prices were greater than the average market price of the Company's common stock, or because they were antidilutive due to the Company's net losses for the twelve and forty weeks ended July 2, 2008.	577,537	1,947,310	830,307	1,576,327

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

   The assets of three restaurants closed in fiscal year 2008 were not located near other Company-owned stores, and we do not expect to have significant continuing involvement in the operations after disposal.  Although these restaurants meet the definition of “discontinued operations,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we have not segregated the results of operations as the amounts are immaterial.  Net loss after tax related to the three restaurants was $55 and $200 for the twelve and forty weeks ended July 2, 2008, respectively.

6.  Net Property and Equipment

    Net property and equipment consists of the following:
	July 1,	September 24,
	2009	2008
Land	$151,677	$151,006
Buildings	149,823	156,695
Land and leasehold improvements	154,859	157,738
Equipment	200,384	204,116
Construction in progress	1,428	2,423
	658,171	671,978
Less accumulated depreciation and amortization	(251,974)	(239,288)
Net property and equipment	$406,197	$432,690

7.  Assets Held for Sale

   Assets held for sale is comprised of the following:
	July 1,	September 24,
	2009	2008
Land and buildings	$15,819	$21,726
Land and leasehold improvements	2,652	3,388
Equipment	8	281
Total assets held for sale	$18,479	$25,395

Assets held for sale consists of property and equipment related to closed restaurants and parcels of land that are currently being marketed for disposal.  The July 1, 2009 balances include assets related to 12 restaurants closed during prior years and 16 parcels of land.  During the forty weeks ended July 1, 2009, we sold two restaurant and five parcels of land that were held for sale as of September 24, 2008, and we classified one additional parcel of land as held for sale.  The current year-to-date pre-tax loss on the sale of these properties was $116.

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

We continue to actively market properties held for sale and routinely evaluate the reasonableness of the estimated selling price in response to current market conditions.  As a result of this analysis, during the quarter and year-to-date periods ended July 1, 2009, we recorded $63 and $875, respectively, relating to the loss on disposal of held for sale assets and adjustments to the carrying value of held for sale properties we continue to own.  The charges have been recorded as asset impairment charges in the condensed consolidated Statement of Operations.

8.  Goodwill and Other Intangibles

Goodwill
   Our condensed consolidated Statements of Financial Position as of July 1, 2009 and September 24, 2008 include goodwill of acquired businesses of $14,503. Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisitions of Creative Restaurants, Inc. (“CRI”) and Kelley Restaurants, Inc. (“KRI”) on July 6, 2006 and December 29, 2004, respectively.  The related goodwill is allocated to reporting units that benefited from the acquisition using a relative fair value methodology.

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

In conjunction with our annual goodwill analysis for fiscal 2008, our step one results indicated that impairment potentially existed for one reporting unit, and we began the second step of the analysis for this reporting unit.  During the first quarter of fiscal year 2009, we completed our analysis and determined that we did not have an impairment as of the annual assessment date.

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

Other Intangibles
Other intangibles are comprised of the following:

	July 1,	September 24,
	2009	2008
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulated amortization	(1,175)	(1,026)
Intangible assets subject to amortization, net	1,116	1,265
Intangible assets with indefinite lives	500	500
Total intangible assets	$1,616	$1,765

   Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with prior acquisitions, and are being amortized over their estimated weighted average useful lives of 12 years and 8 years, respectively.  Amortization expense for the twelve weeks ended July 1, 2009 and July 2, 2008 was $44 and $45, respectively.  Amortization expense for the forty weeks ended July 1, 2009 and July 2, 2008 was $149 and $105, respectively.  Total annual amortization for each of the next five years is approximately $190.

   Intangible assets with indefinite lives consist of reacquired franchise rights assumed in connection with the acquisitions of CRI and KRI and were recorded in accordance with the provisions of Emerging Issues Task Force Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination.”

9.  Borrowings

Senior Note Agreement
As of September 24, 2008, we had outstanding borrowings under the Senior Note Agreement and Private Shelf Facility (the “Senior Note Agreement”) totaling $16,429.

   During the first quarter of fiscal year 2009, we made a principal prepayment of $4,471 on the Senior Note Agreement.  As a result of this prepayment, we incurred a $506 prepayment penalty which is included in interest expense in the condensed consolidated Statement of Operations.

During the third quarter of fiscal year 2009, we made a principal prepayment of $11,958 on the Senior Note Agreement.  As a result of this prepayment, we incurred a $536 prepayment penalty which is included in interest expense in the condensed consolidated Statement of Operations.  As of July 1, 2009, we have satisfied in full all outstanding borrowings under the Senior Note Agreement.

Revolving Credit Facility
Effective June 19, 2009, the capacity to borrow under our Revolving Credit Facility (“Facility”) was adjusted from $25,000 to $20,000.  In accordance with the November 21, 2008 amendment, our capacity to borrow under the Facility would be reduced by a like amount of any principal prepayment under the Senior Note Agreement, but not to be reduced below $20,000.  Interest is based on the One Month LIBOR plus 350 basis points and the Facility expires January 30, 2010.  We intend to either renew the Facility or negotiate a new facility prior to its maturity.  At July 1, 2009, outstanding borrowings under the Facility were $13,680 at an interest rate of 3.8%.

Our Facility contains restrictions and covenants which, among other things, requires us to maintain certain financial ratios.  The amendments executed on November 21, 2008 include revised financial covenants.  We were in compliance with all covenants under the amended agreement as of July 1, 2009.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, fixtures, and all other personal property.

We also have one note in the amount of $73 outstanding as of July 1, 2009.

10.  Income Taxes

Our effective income tax rate for the current year-to-date period is (32.7%).  The effective income tax rate for the same year-to-date period in the prior year was 41.8%.  The negative effective income tax rate for the current year-to-date period is primarily due to our total income tax credits exceeding the amount of total income tax expense calculated before considering these income tax credits.  This results in recording a current year-to-date income tax benefit which, when divided by pre-tax income, results in a negative effective income tax rate percentage.  The amount of our income tax credits remains relatively constant regardless of the amount of pre-tax income or loss.  Our two most significant income tax credits are the Work Opportunity Tax Credit and the Employer’s FICA Tip Credit.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” at the beginning of our fiscal year 2008.

As of July 1, 2009, we had approximately $1,009 of unrecognized tax benefits, including approximately $245 of interest and penalties, which are included in other long-term liabilities in the condensed consolidated Statement of Financial Position.  During the twelve and forty weeks ended July 1, 2009, we recognized $22 and $67, respectively in potential interest and penalties associated with uncertain tax positions.  Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense.  Of the $1,009 of unrecognized tax benefits, $873 would impact the effective income tax rate if recognized.

   We file income tax returns which are periodically audited by various federal, state, and local jurisdictions.  With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2005.  We believe we have certain income tax exposures related to fiscal years 2004 through 2006.  Due to the expiration of the various statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $247 within 12 months.

Included in receivables at September 24, 2008 was $11,351 of net income taxes receivable.  This amount primarily represented expected federal and state income tax refunds which were received in cash during the first quarter of fiscal year 2009.  The refunds received were the result of net operating loss carryback claims.  We carried back the fiscal year 2008 taxable loss to fiscal year 2006 which resulted in cash refunds from income taxes previously paid.

11.  Common Stock Plans

Employee Stock Options - During the forty weeks ended July 1, 2009, we granted 110,000 options to employees under plans approved by our shareholders.  Employees and non-employee directors forfeited 363,594 options during the year-to-date period.  Pre-tax stock-based compensation expense recorded during the forty weeks ended July 1, 2009 for the stock option plans totaled $620.

Restricted Shares - During the forty weeks ended July 1, 2009, we granted 119,116 non-vested restricted shares to employees and non-employee directors under plans approved by our shareholders at a weighted average grant date fair value per share of $6.21.  During the same period, 55,800 restricted shares were forfeited and 120,220 restricted shares vested.  Pre-tax stock-based compensation expense recorded during the forty weeks ended July 1, 2009 for the plan totaled $973.

Employee Stock Purchase Plan - During the forty weeks ended July 1, 2009, we issued 150,790 shares to employees under our Employee Stock Purchase Plan.  Pre-tax stock-based compensation expense recorded during the forty weeks ended July 1, 2009 for the Employee Stock Purchase Plan totaled $153.

During the second quarter of fiscal year 2009, the compensation philosophy was revised to match the Company’s objective of maximizing intrinsic business value on a per-share basis.  As a consequence, we no longer routinely issue stock grants and stock options.

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

   The table below summarizes all restructuring-related severance accruals and payments during fiscal year 2009:

September 24, 2008 accrual balance	$372
Year-to-date fiscal year 2009 accruals	121
Year-to-date fiscal year 2009 payments	(479)
July 1, 2009 accrual balance	$14

   The remaining restructuring accrual will be paid prior to the end of fiscal year 2009.

   In addition to severance related to restructuring, during fiscal years 2008 and 2009 we also incurred severance expense related to the departure of former executives.  The severance is being paid out according to the terms of the executives’ agreements.  During 2009, we paid all of the September 24, 2008 executive severance accrual balance of $474.  We accrued an additional $223 of executive severance during the second quarter of fiscal year 2009, $71 of which was paid as of July 1, 2009.  The remaining $152 will be paid during the rest of fiscal year 2009 and during the first and second quarters of fiscal year 2010.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

      As of July 1, 2009, the fair values of financial assets were as follows:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$33,457	$—	$33,457
Non-qualified deferred compensation plan investments	335	—	—	335
Total assets at fair value	$335	$33,457	$—	$33,792

   There were no financial liabilities measured at fair value as of July 1, 2009.  There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS 157.

14.  Supplemental Cash Flow Information

   During the forty weeks ended July 1, 2009, we issued a total of 169,393 shares with a market value of $1,005, which were primarily restricted shares and were predominantly issued to employees and non-employee directors; we recorded notes receivable of $100 as a result of refranchising seven restaurants to a franchisee; and we had $360 of capital expenditures in accounts payable as of July 1, 2009.  During the forty weeks ended July 2, 2008, we issued 238,500 restricted shares with a market value of $1,785, and we had $385 of capital expenditures in accounts payable as of July 2, 2008.

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

16.  Subsequent Events

   In May 2009, the FASB issued SFAS No. 165, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on August 10, 2009.

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

Fiscal Third Quarter 2009 Results

   Net earnings for the third quarter of fiscal year 2009 were $3,803, or $0.13 per diluted share, contrasted to a net loss of ($9,797), or ($0.35) per diluted share in the third quarter of fiscal year 2008.  Last year's third quarter loss included $8,735, or $0.31 per diluted share, net of tax impairment charges related to underperforming restaurants.  Quarterly same-store sales increased 5.0% due to an increase in guest traffic of 13.4%, offset by an 8.4% contraction in the average guest check.  Net sales increased 1.6% from $143,303 to $145,648 in the current quarter.

Fiscal Year 2009 Results (Year-to-date)

   Year-to-date net earnings through the third quarter of fiscal year 2009 were $2,616, or $0.09 per diluted share, contrasted to a net loss of ($13,794), or ($0.49) per diluted share for the same period a year ago.  Last year's third quarter loss included $8,735, or $0.31 per diluted share, net of tax impairment charges related to underperforming restaurants.  Year-to-date same-store sales increased 2.2%.  Net sales decreased 0.8% from $468,071 to $464,342 in the current year because we operated 21 fewer Company-owned restaurants following the closure and refranchising of certain units during the second quarter of the previous year.

During the first three quarters of fiscal year 2009, we closed one Company-owned restaurant and refranchised seven Company-owned restaurants to franchisees, bringing the total number of Company-owned restaurants to 415.  Franchisees also closed two restaurants, bringing the total number of franchised units to 73.

Management Direction

   New management, during the fourth quarter of fiscal year 2008, enacted a change in strategic direction under which we began to operate in a manner designed to generate cash.  Our long-term objective is to maximize intrinsic business value per share of the Company.  (Intrinsic value is computed by taking all future cash flows into and out of the business and then discounting the resultant number at an appropriate interest rate.)  Thus, our financial goal is to maximize free cash flow and return on invested capital.  We regard capital allocation as immensely important to creating shareholder value.  Steak n Shake is transforming into a holding company.  Its basic premise is to reinvest cash generated from its operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  Pursuant to a resolution of the Company’s Board of Directors on June 17, 2009, all investment and other capital allocation decisions are made for the Company by Sardar Biglari, Chairman and Chief Executive Officer.

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

Results of Operations

    The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in our condensed consolidated Statements of Operations for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2009	2008	2009	2008
Revenues:
Net sales	99.5%	99.3%	99.4%	99.3%
Franchise fees	0.5%	0.7%	0.6%	0.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales (1)	23.9%	24.8%	24.2%	24.7%
Restaurant operating costs (1)	52.8%	55.3%	54.5%	55.4%
General and administrative	5.4%	7.7%	5.9%	7.5%
Depreciation and amortization	4.7%	5.4%	5.1%	5.5%
Marketing	5.6%	4.6%	5.5%	4.9%
Interest	2.3%	2.3%	2.4%	2.3%
Rent	2.4%	2.3%	2.5%	2.4%
Pre-opening costs	0.0%	0.1%	0.0%	0.3%
Asset impairments and provision for restaurant closing	0.0%	9.8%	0.2%	3.0%
Gain on disposal of property	(0.1)%	(0.3)%	(0.0)%	(0.1)%
Other income, net	(0.4)%	(0.2)%	(0.2)%	(0.3)%

Earnings (loss) before income taxes	3.7%	(11.2)%	0.4%	(5.0)%

Income taxes	1.1%	(4.4)%	(0.1)%	(2.1)%

Net earnings (loss)	2.6%	(6.8)%	0.6%	(2.9)%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended July 1, 2009 to Twelve Weeks Ended July 2, 2008

Net earnings (loss)
We recorded net earnings of $3,803, or $0.13 per diluted share, for the current quarter as compared with a net loss of ($9,797) or ($0.35) per diluted share for the third quarter of fiscal year 2008.  Last year's third quarter loss included $8,735, or $0.31 per diluted share, net of tax impairment charges related to underperforming restaurants.

Revenues
Net sales increased 1.6% from $143,303 to $145,648 in the current quarter compared to the third quarter of fiscal year 2008.  We operated 21 fewer Company-owned restaurants in the current quarter following the closure and refranchising of certain units since the same period of the prior year.  However, third quarter same-store sales increased 5.0% compared with the same quarter in the prior year, which more than offset the decrease in sales resulting from the closure and refranchising of units.  The increase in same-store sales was driven by an increase in guest traffic of 13.4%, partially offset by an 8.4% contraction in average guest check.

   Franchise fees decreased slightly in the current fiscal quarter due to a decrease in franchisee same store-sales of 2.1%, resulting in lower royalty fees accrued.  The decrease in franchise fees was partially offset by the growth in the number of franchised units from 69 at the end of the third quarter of fiscal year 2008 to 73 at the end of the current quarter.

Costs and expenses
Cost of sales was $34,814 or 23.9% of net sales, compared with $35,527 or 24.8% of net sales in the third quarter of fiscal year 2008 primarily due to favorable shifts in the sales mix.

Restaurant operating costs were $76,880 or 52.8% of net sales, compared with $79,241 or 55.3% of net sales in the third quarter of fiscal year 2008.  Labor and benefit costs declined by $1,760 due primarily to improvements in productivity and wage and benefit management.

As part of our focus to reduce our cost structure, general and administrative expenses decreased $3,170 (28.7%) to $7,886 and decreased as a percentage of total revenues from 7.7% to 5.4%.  Wages, payroll taxes, and related benefits declined by approximately $920 due to reductions in staffing that occurred during the third and fourth quarters of fiscal year 2008.  Legal and professional fees, travel, and outside services declined $700.

Marketing expense increased $1,564 (23.5%) to $8,230 and increased as a percentage of total revenues from 4.6% to 5.6%.

Interest expense in the third quarter of fiscal year 2009 included a $536 prepayment penalty paid to The Prudential Insurance Company of America as a part of the repayment and termination of the Company’s Senior Note Agreement and Private Shelf Facility.  Interest expense related to obligations under leases decreased $189.

Rent expense increased $198 primarily due to sale-leaseback transactions entered into during the second half of fiscal year 2008.

   Asset impairments and provision for restaurant closing decreased to $63 in the current quarter compared to $14,089, or 9.8% of total revenue in the third quarter of fiscal year 2008.  The decrease was due to prior year impairment charges including $8,794 related to 18 restaurants with low operating performances, $4,818 related to 12 stores that were planned to and did close in fourth quarter of fiscal year 2008, and $477 related to three stores involved in sale-leaseback transactions.

Income taxes
Our effective income tax rate decreased from 39.4% to 28.9% for the same period in the prior year primarily due to the change from a pre-tax loss to pre-tax earnings.  Federal income tax credits will decrease the effective income tax rate in conjunction with pre-tax earnings while increasing the effective income tax rate in conjunction with a pre-tax loss.

Comparison of Forty Weeks Ended July 1, 2009 to Forty Weeks Ended July 2, 2008

Net earnings (loss)
We recorded net earnings of $2,616, or $0.09 per diluted share, for the current year-to-date period as compared with a net loss of ($13,794) or ($0.49) per diluted share for the same period of fiscal year 2008.  Last year's third quarter loss included $8,735, or $0.31 per diluted share, net of tax impairment charges related to underperforming restaurants.

Revenues
Net sales decreased 0.8% from $468,071 to $464,342 in the current year-to-date period because we operated 21 fewer Company-owned restaurants following the closure and refranchising of certain units during the second quarter of the previous year.  This decrease was offset by year-to-date same-store sales increase of 2.2% compared with the same period of fiscal year 2008.  The increase in same-store sales was driven by an increase in guest traffic of 7.1%, partially offset by a 4.9% contraction in average guest check.

Franchise fees decreased $392 (12.6%) to $2,713 in the current year-to-date period.  This is due to a decrease in franchisee same store sales of 1.5%, which resulted in lower royalty fees accrued.  The decrease in franchise fees was partially offset by the growth in the number of franchised units from 69 at the end of the third quarter of fiscal year 2008 to 73 at the end of the current quarter.

Costs and expenses
Year-to-date cost of sales was $112,456 or 24.2% of net sales, compared with $115,658 or 24.7% of net sales in the same period of fiscal year 2008 primarily due to favorable shifts in the sales mix.

Year-to-date restaurant operating costs were $253,088 or 54.5% of net sales, compared with $259,090 or 55.4% of net sales in the same period of fiscal year 2008.  Labor and benefit costs declined by $4,740 due primarily to improvements in productivity and wage and benefit management.

As part of our plan to reduce our cost structure, general and administrative expenses decreased $8,216 (23.1%) to $27,330 and decreased as a percentage of total revenues from 7.5% to 5.9%.  Wages, payroll taxes, and related benefits declined by approximately $3,880 due to reductions in staffing that occurred during the third and fourth quarters of fiscal year 2008.  Legal and professional fees, travel, and outside services declined $2,300.

Marketing expense increased $2,603 (11.3%) to $25,646 and increased as a percentage of total revenues from 4.9% to 5.5%.

Year-to-date interest expense included a $536 prepayment penalty paid to The Prudential Insurance Company of America as a part of the repayment and termination of the Company’s Senior Note Agreement and Private Shelf Facility during the third quarter of fiscal year 2009.  A prepayment penalty of $506 was also paid during the first quarter of fiscal year 2009.   Interest expense related to obligations under leases decreased $469.

Rent expense increased slightly as a percentage of total revenues primarily due to sale-leaseback transactions entered into during the second half of fiscal year 2008.

Year-to-date pre-opening costs recorded during fiscal year 2008 reflect the opening of nine new units.  We did not open any new units in the current year-to-date period.

Asset impairments and provision for restaurant closing was $980, or 0.2% of total revenues in the current year-to-date period, which related primarily to the loss on disposal of held for sale assets and adjustments to the carrying value of held for sale properties we continue to own.  For the third quarter of fiscal year 2008, we incurred asset impairment charges of $14,089, or 3.0% of total revenues.  The decrease period over period was due to prior year impairment charges including $8,794 related to 18 restaurants with low operating performances, $4,818 related to 12 stores that were planned to and did close in fourth quarter of fiscal year 2008, and $477 related to three stores involved in sale-leaseback transactions.

Income taxes
Our effective income tax rate for the current year-to-date period is (32.7%).  The effective income tax rate for the same year-to-date period in the prior year was 41.8%.  The negative effective income tax rate for the current year-to-date period is primarily due to our total income tax credits exceeding the amount of total income tax expense calculated before considering these income tax credits.  This results in recording a current year-to-date income tax benefit which, when divided by pre-tax income, results in a negative effective income tax rate percentage.  The amount of our income tax credits remains relatively constant regardless of the amount of pre-tax income or loss.  Our two most significant income tax credits are the Work Opportunity Tax Credit and the Employer’s FICA Tip Credit.

Liquidity and Capital Resources

   We generated $41,115 in cash flows from operations during the forty weeks ended July 1, 2009 as compared to $23,571 during the forty weeks ended July 2, 2008.  The increase resulted primarily from $13,157 related to income tax refunds, net of the year-to-date tax provision.

Net cash provided by investing activities of $6,132 during the forty weeks ended July 1, 2009 resulted primarily from proceeds of $9,277 related to the sale of five parcels of land, two restaurant properties, and the transfer of two Company-owned buildings to a franchisee.  We closed one Company-owned restaurant and refranchised seven Company-owned restaurants to a franchisee during the current year-to-date period.

Net cash used in investing activities of $16,981 during the forty weeks ended July 2, 2008 resulted primarily from capital expenditures of $28,512.  During that year-to-date period, we opened nine new Company-owned restaurants and refranchised eight Company-owned restaurants to franchisees.  We received proceeds of $11,531 from the sale of eight parcels of land and from the transfer of three Company-owned buildings and various equipment to franchisees during the same period of fiscal year 2008.

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

Senior Note Agreement
As of September 24, 2008 we had outstanding borrowings under the Senior Note Agreement and Private Shelf Facility (the “Senior Note Agreement”) totaling $16,429.

During the first quarter of fiscal year 2009, we made a principal prepayment of $4,471 on the Senior Note Agreement.  As a result of this prepayment, we incurred a $506 prepayment penalty which is included in interest expense in the condensed consolidated Statement of Operations.

During the third quarter of fiscal year 2009, we made a principal prepayment of $11,958 on the Senior Note Agreement.  As a result of this prepayment, we incurred a $536 prepayment penalty which is included in interest expense in the condensed consolidated Statement of Operations.  As of July 1, 2009 we have satisfied in full all outstanding borrowings under the Senior Note Agreement.

Revolving Credit Facility
Effective June 19, 2009, the capacity to borrow under our Revolving Credit Facility (“Facility”) was adjusted from $25,000 to $20,000.  In accordance with the November 21, 2008 amendment, our capacity to borrow under the Facility would be reduced by a like amount of any principal prepayment under the Senior Note Agreement, but not to be reduced below $20,000.  Interest is based on the One Month LIBOR plus 350 basis points and the Facility expires January 30, 2010.  We intend to either renew the Facility or negotiate a new facility prior to its maturity.  At July 1, 2009, outstanding borrowings under the Facility were $13,680 at an interest rate of 3.8%.

   Our Facility contains restrictions and covenants customary for credit agreements of this type which, among other things, require us to maintain certain financial ratios.  The amendments executed on November 21, 2008 include revised financial covenants.  These covenants include, among others, requirements to limit the ratio of total liabilities to tangible net worth (as defined in the amendments) to a maximum of 1.10 and to maintain a minimum fixed charge coverage ratio (as defined in the amendments) of 1.20.  On July 1, 2009, our ratio of total liabilities to tangible net worth was 0.82 and our fixed charge coverage ratio was 2.23.  We were in compliance with all covenants under the amended agreement as of July 1, 2009.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, fixtures, and all other personal property.

   We also have one note in the amount of $73 outstanding as of July 1, 2009.

New Accounting Standards

   See Note 3 to the Condensed Consolidated Financial Statements (Unaudited) on page 6 of this report.

Effects of Governmental Regulations and Inflation

   Most of our employees are paid hourly rates related to federal and state minimum wage laws.  Any increase in the legal minimum wage would directly increase our operating costs, and the federal minimum wage increased on July 24, 2009.  We are also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions, and accessibility standards.  Any changes in these laws that require improvements to our restaurants would increase operating costs.  In addition, we are subject to franchise registration requirements and certain related federal and state laws regarding franchise operations.  Any changes in these laws could affect our ability to attract and retain franchisees.

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

Risks Associated with Forward-Looking Statements

    Certain statements contained in this report represent forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures or other financial items, as well as assumptions underlying any of the foregoing.  Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may” and other similar terminology.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to:

•	the success of our plan to increase store traffic on a profitable basis;
•	competition in the restaurant industry for guests, staff, locations, and new products;
•	disruptions in the overall economy and the financial markets;
•	our ability to comply with the restrictions and covenants to our debt agreements;
•	declines in the market price of our common stock;
•	the potential to recognize additional impairment charges on our long-lived assets;
•	fluctuations in food commodity and energy prices and the availability of food commodities;
•	the ability of our franchisees to operate profitable restaurants;
•	the poor performance or closing of even a small number of restaurants;
•	changes in guest preferences, tastes, and dietary habits;
•	changes in minimum wage rates and the availability and cost of qualified personnel;
•	harsh weather conditions or losses due to casualties;
•	unfavorable publicity relating to food safety or food-borne illness;
•	exposure to liabilities related to the ownership and leasing of significant amounts of real estate;
•	our ability to comply with existing and future governmental regulations;
•	our ability to adequately protect our trademarks, service marks, and other components of our brand; and
•	other risks identified in the periodic reports we file with the Securities and Exchange Commission.

    Refer to our Annual Report on Form 10-K for the fiscal year ended September 24, 2008 for a detailed discussion of each of the risks identified above.  In addition, refer to Part II, Item 1A, "Risk Factors" on page 23 of this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our primary market risk exposure with regard to financial instruments is to changes in interest rates.  Historically, we have invested excess cash primarily in cash equivalents due to their relatively low credit risk, and our excess cash was primarily invested in cash equivalents as of July 1, 2009.  Interest rates on these securities are based upon market rates at the time of purchase and remain fixed until maturity.  On June 17, 2009, our Board of Directors approved resolutions granting our Chairman and Chief Executive Officer, Sardar Biglari, full power and authority to make all investment and capital allocation decisions on behalf of the Company, which could affect the investment of excess cash going forward.  Further, effective July 8, 2009, we amended the Revolving Credit Facility to permit us to use up to $10,000 of surplus cash to make investments of any lawful nature, so long as no event of default exists under the Revolving Credit Facility.

The Revolving Credit Facility bears interest at a rate based upon the One Month LIBOR plus 350 basis points.  Historically we have not used derivative financial instruments to manage exposure to interest rate changes.  At July 1, 2009, a hypothetical 100 basis point increase in short-term interest rates would have an impact of ($21) and ($85) on our quarterly and year-to-date net earnings, respectively.

We purchase certain food products which are affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 1, 2009.

On June 17, 2009, our Board of Directors approved resolutions granting our Chairman and Chief Executive Officer, Sardar Biglari, full power and authority to make all investment and capital allocation decisions on behalf of the Company.  As a result, our internal controls have been updated as necessary to accommodate the modifications to our business processes and accounting procedures.  There have been no other changes in our internal control over financial reporting that occurred during the current quarter ended July 1, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   See Note 15 to the Condensed Consolidated Financial Statements (Unaudited) on page 14 of this report.

ITEM 1A. RISK FACTORS

We are dependent on key personnel.

We believe that our success depends in large part on the services of Sardar Biglari, our Chairman and Chief Executive Officer.  The loss of the services of Mr. Biglari could have a material adverse effect upon our business, financial condition and results of operations.  A qualified replacement for Mr. Biglari may not be available in a timely manner, if at all.

In addition, a complete discussion of material risks concerning the Company’s business is included in its Annual Report on Form 10-K for the fiscal year ended September 24, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

At the Annual Meeting of the Steak n Shake Company held April 24, 2009, the following actions were undertaken:

   1.  Five directors were elected to serve until the next annual meeting and their successors are duly elected and qualified.  The results of the vote are as follows:

Name	Votes For	Votes Withheld
Sardar Biglari	24,266,009	605,969
Philip Cooley	24,340,198	531,780
Ruth J. Person	24,237,539	634,439
William J. Regan, Jr.	24,365,262	506,716
John W. Ryan	24,351,945	520,033

   2.  Deloitte & Touche, LLP, was ratified as the Company’s independent registered public accounting firm for the current fiscal year as follows:

Votes For	Votes Against/Withheld	Abstentions/Brokers Non-Votes
24,644,170	159,849	67,959

   3.  The 2009 Employee Stock Purchase Plan was approved as follows:

Votes For	Votes Against/Withheld	Abstentions/Brokers Non-Votes
15,546,672	177,634	9,147,672

ITEM 6. EXHIBITS

Exhibit Number	Description
3.01	By-laws of the Company, amended effective July 1, 2009

4.01	Eleventh Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 21, 2008. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-k dated July 8, 2009).

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certifications

* Indicates management contract or compensatory plans or arrangements required to be filed as an Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009

THE STEAK N SHAKE COMPANY
By: /s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer, Vice President and Controller