Form 10-Q/A
period 2009-07-01
STEAK & SHAKE CO
filed 2009-08-11
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The Steak n Shake Company (the "Company) is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2009, originally filed with the Securities and Exchange Commission on August 10, 2009 (the "Original Filing").

Subsequent to the issuance of our Original Filing, we discovered a typographical error that incorrectly reported a net loss and basic and diluted loss per common and common equivalent share for the forty weeks ended July 1, 2009, instead of net earnings and basic and diluted earnings per common and common equivalent share for the forty weeks ended July 1, 2009.

Except as expressly noted herein, this Amendment does not amend any other information set forth in the Original Filing.  However, for the convenience of the reader, this Amendment includes the entirety of the Quarterly Report on Form 10-Q for the twelve and forty weeks ended July 1, 2009.

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

See accompanying notes.

Condensed Consolidated Statements of Operations (Unaudited)
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	Twelve Weeks Ended		Forty Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2009	2008	2009	2008
Revenues:
Net sales	$145,648	$143,303	$464,342	$468,071
Franchise fees	701	990	2,713	3,105
Total revenues	146,349	144,293	467,055	471,176

Costs and expenses:
Cost of sales	34,814	35,527	112,456	115,658
Restaurant operating costs	76,880	79,241	253,088	259,090
General and administrative	7,886	11,056	27,330	35,546
Depreciation and amortization	6,913	7,812	23,842	25,925
Marketing	8,230	6,666	25,646	23,043
Interest	3,347	3,263	10,998	10,816
Rent	3,577	3,379	11,801	11,107
Pre-opening costs	7	112	7	1,243
Asset impairments and provision for restaurant closing	63	14,089	980	14,089
Gain on disposal of property	(85)	(385)	(97)	(372)
Other income, net	(630)	(288)	(968)	(1,263)
Total costs and expenses	141,002	160,472	465,083	494,882

Earnings (loss) before income taxes	5,347	(16,179)	1,972	(23,706)

Income taxes	1,544	(6,382)	(644)	(9,912)

Net earnings (loss)	$3,803	$(9,797)	$2,616	$(13,794)

Basic earnings (loss) per common and common equivalent share	$0.13	$(0.35)	$0.09	$(0.49)

Diluted earnings (loss) per common and common equivalent share	$0.13	$(0.35)	$0.09	$(0.49)

Weighted average shares and equivalents:
Basic	28,551,669	28,288,330	28,447,380	28,274,193
Diluted	28,663,007	28,288,330	28,538,960	28,274,193

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