Form 10-K
period 2009-09-30
STEAK & SHAKE CO
filed 2009-12-14
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 0-8445

THE STEAK N SHAKE COMPANY

(Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

36 S. Pennsylvania Street, Suite 500 Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

(317) 633-4100

Registrant’s telephone number, including area code

Securities registered pursuant to Sec. 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, stated value $.50 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interac tive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 8, 2009 was approximately $210,380,023 based on the closing stock price of $8.44 per share on that day.

The number of shares of Common Stock outstanding at December 10, 2009 was 28,771,405.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.

ITEM 1. BUSINESS.

General

The Steak n Shake Company (“we”, “us” or the “Company”) is a diversified holding com pany. Steak n Shake Operations, Inc., (“Steak n Shake”) a wholly-owned subsidiary of the Company, is engaged primarily in the ownership, operation, and franchising of Steak n Shake restaurants. As of September 30, 2009, Steak n Shake had 412 company-owned restaurants and 73 franchised restaurants located in 21 states.

The Steak n Shake Companyis led by Sardar Biglari, Chairman and Chief Executive Officer. Our long-term objective is to maximize intrinsic business value per share of the Company. (Intrinsic value is computed by taking all future cash flows into and out of the business and then discounting the resultant number at an appropriate interest rate.) Our strategy is to reinvest cash generated from our operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns. Pursuant to a resolution of the Company’s Board of Direc tors on June 17, 2009, all investment and other capital allocation decisions are made for the Company by Mr. Biglari.

Our fiscal year ends on the last Wednesday in September. Accordingly, every five or six years, our fiscal year contains 53 weeks. Fiscal year 2009 contained 53 weeks, while fiscal years 2008 and 2007 each contained 52 weeks. Our first, third, and fourth quarters contain 12 weeks and our second quarter contains 16 weeks (except in fiscal years when there are 53 weeks, in which case the fourth quarter contains 13 weeks).

Information related to our reportable segments may be found in Part II, Item 8 of this Form 10-K.

Our common stock is listed for trading on the New York Stock Exchange (“NYSE”). As a result, we are, subject to certain corporate governance standards as required by the NYSE and/or the Securities and Exchange Commission (“SEC”). Among other requirements, our Chief Executive Officer, as required by Section 303A.12(a) of the NYSE Listing Company Manual, must certify to the NYSE each year whether or not he is aware of any violations by the Company of NYSE corporate governance listing standards as of the date of the certification. On May 26, 2009, Mr. Biglari, certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

In addition, we are filing certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K.

New Corporate Structure

Effective July 1, 2009, we restructured our operations into a diversified holding company/sub- sidiary format whereby significant operations are conducted through wholly-owned subsidiaries. This restructuring is not anticipated to have any tax impact and will have no impact on our financial reporting as we will continue to report consolidated financial statements.

Fiscal Year 2009 Developments

Proposed Acquisition

On October 22, 2009, we jointly announced with Western Sizzlin Corporation (“Western”) the execution of an agreement for Western to merge into a wholly-owned subsidiary of the Com pany. If completed, the merger agreement currently provides for us to issue and deliver to Western stockholders our subordinated debentures with a principal amount of approximately $23.0 million, subject to adjustment as provided in the merger agreement. We have filed the appropriate documentation with the SEC related to this business combination.

Steak n Shake Operations, Inc.

Steak n Shake is engaged primarily in the ownership, operation, and franchising of Steak n Shake restaurants. Steak n Shake is a classic American brand serving premium burgers and milk shakes. Founded in 1934 in Normal, Illinois, Steak n Shake offers its patrons full- service dining with counter and dining room seating, as well as drive-thru and carry-out service. Counter and dining room sales represent approximately 60% of the sales mix, while sales for off-premises dining represent approximately 40% of the sales mix. The mission of the restaurant chain is to constantly serve its patrons the highest quality burgers and shakes along with extending great service at the lowest possible prices.

With this mission Steak n Shake intends to lead and dominate the premium burger and milk shake segment of the restaurant industry. Steak n Shake aspires to be best-in-class in cleanli ness, product, service, value, promotion, and menu. It is critical that the food be distinctive, savory, and priced to attract higher frequency of return. Steak n Shake has simplified its menu — reducing it to clear and appealing choices. Steak n Shake continues to work on deter mining the most appetizing menu selections by simultaneously improving variety while discarding slow moving items.

Balance Sheet

On September 30, 2009, Steak n Shake entered into a new $20 million Revolving Credit Agree ment. This new credit agreement replaced a previous credit facility. The new credit agreement includes certain financial covenants and is guaranteed by the Company and two Steak n Shake subsidiaries. The Company will be held as a guarantor until Steak n Shake produces audited financial statements. Also, in 2009, we satisfied in full all outstanding borrowings under the Senior Note Agreement and Private Shelf Facility.

Steak n Shake and SNS Investment Company (“SIC”), another subsidiary of the Company, own the land and buildings of 156 properties and 16 parcels of land. Included in the 156 owned properties are 144 company-owned and operating restaurants, 8 improved properties, 2 restau rants that have been leased to franchisees, a division office, and a warehouse facility. At the end of fiscal year 2009, we have $13.7 million in assets held for sale which includes the 8 improved properties, 1 office, and 14 parcels of land which were previously purchased for development.

Geographic Concentration and Restaurant Locations

During fiscal year 2009, approximately 50.1% of Steak n Shake’s net sales were derived from six defined market areas: St. Louis, Missouri (12.3%); Indianapolis, Indiana (12.3%); Orlando, Florida (7.3%); Chicago, Illinois (6.4%); Atlanta, Georgia (5.9%); and Tampa, Florida (5.9%).

The following table lists the locations of the 485 Steak n Shake restaurants, including 73 fran chised units, as of September 30, 2009:

	Company- Owned	Franchised	Total
Alabama	2	3	5
Arkansas	—	2	2
Florida	80	1	81
Georgia	23	7	30
Illinois	63	6	69
Indiana	68	2	70
Iowa	3	—	3
Kansas	—	4	4
Kentucky	14	1	15
Michigan	19	—	19
Mississippi	—	1	1
Missouri	39	21	60
North Carolina	6	6	12
Ohio	63	—	63
Oklahoma	—	4	4
Pennsylvania	6	1	7
South Carolina	1	2	3
Tennessee	9	8	17
Texas	16	1	17
West Virginia	—	1	1
Wisconsin	—	2	2
Total	412	73	485

Restaurant Operations

To provide an enjoyable dine-in, carry-out, or drive-thru experience, Steak n Shake must have competent and skilled restaurant management at each location. A typical Steak n Shake restau rant’s management team consists of a general manager, a restaurant manager and other managers. The number of managers varies depending upon the sales volume of the unit. Each restaurant’s general manager has primary responsibility for the day-to-day operations of the restaurant and is responsible for maintaining operating standards and procedures. The general manager holds the responsibility for the unit’s profitability and his or her bonus is partially based on exceeding prior year cash flows. In addition to day-to-day operations, the general manager is involved in the planning and budgeting process for his or her restaurant. An experi enced, well trained general manager promotes compliance with our high standards for food quality, cleanliness, and guest service, ensures that all health and safety requirements are met and ensures compliance with applicable state labor laws.

Steak n Shake is in the process of implementing new training programs in pursuit of improving store level execution.

Guest Satisfaction and Quality Control

Steak n Shake monitors guest satisfaction at company-owned units primarily through formal inspections by management and training personnel. Franchised restaurants are monitored through periodic inspections by franchise field operations personnel and through a mystery shopper program.

Purchasing and Distribution Center Operations

Steak n Shake operates one distribution center in Bloomington, Illinois from which food prod ucts (except for items purchased by the restaurants locally such as bakery goods, produce, and dairy products) and restaurant supplies are delivered to 107 company-owned and 11 franchised restaurants. The restaurants served by the distribution center are located in the Midwest (prima rily in Illinois, Missouri, Iowa, and Wisconsin). Steak n Shake’s semi-trailers handle refrigerated products, frozen products, and dry goods in the same delivery trip. The restaurants that are not serviced by the distribution center obtain company-approved food products and supplies from two separate independent distributors.

Purchases are negotiated centrally for most food and beverage products and supplies to ensure uniform quality, adequate quantities and competitive prices. Food and supply items undergo ongoing research, development and testing in an effort to maintain the highest quality products and to be responsive to changing consumer tastes.

Franchising

Steak n Shake’s franchising program extends its brand to areas in which it has no current development plans for Company stores. Steak n Shake’s expansion plans include seeking quali fied new franchisees and expanding its relationships with current franchisees. Steak n Shake may also refranchise certain company-owned restaurants that are typically located in tertiary markets. During fiscal year 2009, Steak n Shake refranchised a total of seven company-owned restaurants to one existing franchisee.

Franchisees undergo a selection process supervised by the Vice President, Development, and require final approval by senior management. Steak n Shake typically seeks franchisees with both the financial resources necessary to fund successful development and significant experience in the restaurant/retail business. Steak n Shake assists franchisees with the development and ongoing operation of their restaurants. Steak n Shake’s management personnel assists franchi sees with site selection, approves all restaurant sites, and provides prototype plans, construction support and specifications. Steak n Shake’s staff provides both on-site and off-site instruction to franchised restaurant management and associates.

All franchised restaurants are required to serve only Steak n Shake approved menu items. Access to services such as the distribution center and POS system enables franchisees to benefit from Steak n Shake’s purchasing power. It also assists Steak n Shake in monitoring compliance with its quality standards and specifications.

Competition

The restaurant business is one of the most intensely competitive industries in the United States, with price, menu offerings, location, and service all being significant competitive factors. Steak n Shake’s competitors include countless national, regional and local establishments. In all of Steak n Shake’s market areas, there are established competitors with financial and other resources which are greater than Steak n Shake’s. Steak n Shake faces competition for sites on which to locate new restaurants, as well as for restaurant associates and guests. The restaurant business is often affected by changes in consumer tastes and by national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic factors, harsh weather conditions, and the type, number, and location of competing restaurants. Additional factors that may adversely affect the restaurant industry in general, and Steak n Shake’s restaurants in particular, are increases in food, labor and associate benefit costs, negative publicity surrounding food quality or safety issues, and difficulty in attracting qualified management personnel and hourly associates.

Seasonal Aspects

Steak n Shake has substantial fixed costs which do not decline in concert with sales. Steak n Shake’s first and second quarters, which include the winter months, usually reflect lower aver age weekly unit volumes as compared to the third and fourth fiscal quarters.

Additionally, sales in the first two fiscal quarters can be adversely affected by severe winter weather. Steak n Shake may also be negatively impacted by adverse weather during the first and fourth quarters as a result of hurricanes and tropical storms in the Southeastern portion of the United States, in which Steak n Shake has a significant number of restaurants.

Employees

Currently, Steak n Shake employs approximately 20,000 associates, of which approximately two-thirds are part-time hourly associates. Steak n Shake considers its employee relations to be good and believes that it is providing working conditions and wages that compare favorably with the industry.

Trademarks

“Steak n Shake®”, “Steak’n Shake Famous For Steakburgers®”, “Famous For Steakburgers®”, “Takhomasak®”, “Faxasak®”, “Original Steakburgers®”, “In Sight It Must Be Right®”, “Steak n Shake It’s a Meal®”, “The Original Steakburger®”, “The “Wing and Circle”® logo”, “Steak n Shake In Sight it Must be Right®”, “Takhomacup®”, “Takhomacard®”, “Banawberry®”, “Banocolate®”, “Strawnilla®”, “Vanocha®”, “Sippable Sundaes®”, “Side-by-Side®”, “Bits ‘n Pieces®”, “Exactly The Way You Want It®”, and the Company’s “storefront design”® are among the federally registered trademarks and servicemarks Steak n Shake owns. “Original Double Steakburger®”, “TakhomamealTM”, and “TakhomapartyTM” are among the trademarks and service marks Steak n Shake, LLC (“SNS LLC”), a subsidiary of Steak n Shake owns or for which federal registration applications are currently pending. SNS LLC protects its trademark rights by appropriate legal action whenever necessary.

Information Available on our Web Site

We make available through a link on our web site, free of charge, our filings with the SEC as soon as reasonably practicable after we file them electronically with, or furnish them to, the SEC. The reports we make available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents. In addition, corporate governance documents such as our Corporate Governance Guidelines, Code of Conduct Whistleblower Policy, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, and Audit Com mittee Charter are posted on our web site and are available without charge upon written request. Our web site link is www.steaknshake.com and the link to SEC filings and corporate governance documents is www.steaknshake.com/investing.html. Our web site and the informa tion contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a degree of risk. These risks should be considered carefully with the uncertainties described below, and all other information included in this Annual Report on Form 10-K, as well as other filings that we make from time to time with the SEC, before deciding whether to purchase our common stock. The occurrence of any of the following risks, or additional risks and uncertainties not currently known to us or that we currently deem immaterial, could harm our business, financial condition, results of operations, or cash flows. The trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may,” and other similar terminology. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to, the risks and uncer tainties discussed below. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. We undertake no obliga tion to publicly update or revise them, except as may be required by law.

We are dependent on our Chairman and CEO.

We believe that our success depends in large part on the services of Sardar Biglari, Chairman and Chief Executive Officer. The loss of the services of Mr. Biglari could have a material adverse effect upon our business, financial condition and results of operations of the Company and its subsidiary, Steak n Shake Operations, Inc. Investment decisions and all major capital allocation decisions are made for us and our subsidiaries by Mr. Biglari. If for any reason the services of Mr. Biglari were to become unavailable, there could be a material adverse effect on our business, since he is singularly responsible for business and investment activities.

Failure to complete our proposed merger with Western Sizzlin Corporation could negatively impact the stock price, future business, and financial results of the Company.

If the merger is not completed, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed the merger, the Company will be subject to a number of risks, including the following:

•	the current market price of the Company’s common stock may reflect a market assump tion that the merger will occur and a failure to complete the merger could result in a negative perception of the Company by equity investors and result in a decline in the market price of the common stock of the Company;
•	the Company will be required to pay some or all transaction costs relating to the merger, whether or not the merger is completed; and
•	matters relating to the merger (including integration planning) may require substantial commitments of time and resources by the Company’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as a separate company.

We face continually increasing competition in the restaurant industry for guests, staff, locations, and new products, which may negatively impact operating performance.

Our restaurant business is subject to intense competition with respect to prices, services, loca tions, qualified management personnel, and quality of food. We compete with other food service operations, with locally-owned restaurants, and with other national and regional restaurant chains that offer the same or similar types of services and products. Some of our competitors may be better established in the markets where our restaurants are located. Changes in con sumer tastes, changes in national, regional, or local economic conditions, changes in demographic trends, and changes in the numbers of competing restaurants are all factors that impact the sales and profitability of the restaurant business. There is active competition for management personnel. In addition, such factors as inflation, increased food, labor, equipment, fixture, and benefit costs, as well as difficulty in attracting qualified management and hourly employees may adversely affect the restaurant industry in general and our restaurants in particular.

The recent disruptions in the overall economy and the financial markets may adversely impact our restaurant business.

The restaurant industry has been affected by current economic factors, including the deteriora tion of national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. The recent disruptions in the overall economy and volatil ity in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, which could be harmful to our financial position and results of operations. As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations. In addition, macroeconomic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets. The disruption in the credit markets may also adversely affect the availability of financing for Steak n Shake’s franchisees’ expansions and operations, and could impact its vendors’ ability to meet supply requirements. There can be no assurance that government responses to the disrup tions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.

Our cash flows and financial position could be negatively impacted if Steak n Shake is unable to comply with the restrictions and covenants to our debt agreements.

Steak n Shake currently maintains a debt instrument which includes restrictions and covenants that require quarterly compliance. If Steak n Shake fails to meet those restrictions and cov enants our operations and business may be negatively impacted.

We may be required to recognize additional impairment charges on our long-lived assets, which would adversely affect our results of operations and financial position.

Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets, and amortized intangible assets are reviewed when indicators of impairment are present. Expected cash flows associated with an asset are the key factor in determining the recoverability of the asset. Identifiable cash flows are generally measured at the restaurant level. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operat ing performance. Management’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance. If the sum of the undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

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

Fluctuations in commodity and energy prices and the availability of commodities, including beef, fried products, poultry, and dairy, could affect our restaurant business.

A significant component of Steak n Shake’s costs is related to food commodities, including beef, fried products, poultry, and dairy products, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, changes in international commodity markets, and other factors. If there is a substantial increase in prices for these food commodities, our results of operations may be negatively affected. In addition, Steak n Shake restaurants are dependent upon frequent deliveries of perishable food products that meet certain specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather, or other conditions could adversely affect the availability, quality, and cost of ingredients, which would likely lower revenues, damage our reputation, or otherwise harm our business.

The inability of Steak n Shake’s franchisees to operate profitable restaurants may negatively impact our financial performance.

Steak n Shake operates a franchise program and collects royalties, and marketing and service fees from the franchisees. The ability of franchisees to generate profits impacts our overall profitability.

Growth within the existing franchise base is dependent upon many of the same factors that apply to Steak n Shake’s company-owned restaurants, and sometimes the challenges of opening profitable restaurants prove to be more difficult for Steak n Shake’s franchisees. For example, franchisees may not have access to the financial or management resources that they need to open or continue operating the restaurants contemplated by their franchise agreements. In addition, Steak n Shake’s continued growth is also partially dependent upon our ability to find and retain qualified franchisees in new markets, which may include markets in which the Steak n Shake brand is less well known. Furthermore, the loss of any of Steak n Shake’s fran chisees due to financial concerns and/or operational inefficiencies could impact Steak n Shake’s profitability and brand.

Franchisees are required to operate their restaurants according to Steak n Shake’s guidelines. Steak n Shake provides training opportunities to franchise operators to fully integrate them into Steak n Shake’s operating strategy. However, since Steak n Shake does not have control over these restaurants, it cannot give assurance that there will not be differences in product quality or that there will be adherence to all of its guidelines at these franchised restaurants. In order to mitigate these risks, Steak n Shake requires that franchisees focus on the quality of their opera tions, and it expects full compliance with its standards.

Due to Steak n Shake’s smaller restaurant base and geographic concentration, our operating results could be materially and adversely affected by the negative performance of, or the decision to close, a small number of restaurants.

Steak n Shake’s restaurant base is smaller and less geographically diverse than many other restaurant chains. Accordingly, poor operating results in one or more markets or the decision to close even a relatively small number of underperforming restaurants could materially and adversely affect our business, financial conditions, results of operations, or cash flows.

Changes in guest preferences for casual dining styles or menu items could adversely affect our financial performance.

Changing guest preferences, tastes, and dietary habits can adversely impact our restaurant business and financial performance. Steak n Shake offers a large variety of entrees, side dishes, and desserts, and our continued success depends, in part, on the popularity of our product offerings and casual style of dining. A change in guest preferences away from this dining style or Steak n Shake’s offerings in favor of other dining styles or offerings may have an adverse effect on our business.

The inability to attract qualified associates, an increase in labor costs, or labor shortages could harm Steak n Shake’s business.

Steak n Shake’s associates are essential to the operation of its restaurants and its ability to deliver an enjoyable dining experience to our guests. If Steak n Shake is unable to attract and retain enough qualified restaurant personnel at a reasonable cost, or if they do not deliver an enjoyable dining experience to the guests, our results may be negatively affected. Many Steak n Shake associates are paid wages that relate to federal and state minimum wage rates. Any increases in the minimum wage rates may significantly increase our restaurant operating costs. In addition, since Steak n Shake’s business is labor-intensive, shortages in the labor pool or other inflationary pressure could increase labor costs, which could harm our financial perfor mance. Additionally, competition for qualified employees could require us to pay higher wages or provide greater benefits, which could result in higher labor costs.

Adverse weather conditions or losses due to casualties could negatively impact our operating performance.

Although Steak n Shake maintains, and requires franchisees to maintain, property and casualty insurance to protect against property damage caused by casualties and natural disasters, instances of inclement weather, flooding, hurricanes, fire, and other acts of nature can adversely impact sales in several ways. Many of Steak n Shake’s restaurants are located in the Midwest and Southeast portions of the United States. During the first and second fiscal quarters, restau rants in the Midwest may face harsh winter weather conditions. During the first and fourth fiscal quarters, restaurants in the Southeast may experience hurricanes or tropical storms. These harsh weather conditions may make it more difficult for guests to visit Steak n Shake’s restau rants, or may necessitate the closure of Steak n Shake restaurants for a period of time due to physical damage or a shortage of employees resulting from unsafe road conditions or an evacu ation of the general population. If guests are unable to visit Steak n Shake restaurants, or if the restaurants are closed as the result of inclement weather, our sales and operating results may be negatively affected.

Unfavorable publicity could harm our business.

Restaurant chains such as Steak n Shake can be adversely affected by publicity resulting from complaints or litigation alleging poor food quality, food-borne illness, personal injury caused by food tampering, adverse health effects (including obesity), or other concerns stemming from one or a limited number of restaurants. Regardless of whether the allegations or complaints are valid, given Steak n Shake’s geographic concentration, unfavorable publicity relating to just one restaurant could adversely affect public perception of the entire brand, which could immediately and severely damage sales, and accordingly, profits. If guests become ill from food-borne illnesses, Steak n Shake could also be forced to temporarily close some restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restau rants of competitors, could, due to negative publicity about the restaurant industry, adversely affect sales.

Ownership and leasing of significant amounts of real estate exposes us to possible liabilities.

Steak n Shake and SIC own the land and building or lease the land and/or the building for the Steak n Shake restaurants. Accordingly, they are subject to all of the risks associated with owning and leasing real estate. In particular, the value of their assets could decrease, and their costs could increase because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of restaurants in an area, or liabilities for environmental conditions. Generally the leases cannot be canceled. If Steak n Shake decides to close an under performing existing store, or if it decides not to open a planned future store, they may, nonetheless, be committed to perform their obligations under the applicable lease including, among other things, paying the base rent for the remainder of the lease term. In addition, as their leases expire, they may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause them to close stores in desirable locations.

We are subject to health, employment, environmental, and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation, damage our reputation, and lower profits.

We are subject to various federal, state, and local laws and regulations affecting our business. Restaurant operations are also subject to licensing and regulation by state and local departments setting standards for health, food preparation, sanitation, and safety; federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions, child labor, tip credits, and citizenship requirements); federal and state laws prohibiting dis crimination; and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be accordingly harmed. Injury to our reputation would, in turn, likely reduce revenues and profits.

The development and construction of restaurants is subject to compliance with applicable zoning, land use, and environmental regulations. Difficulties in obtaining, or failure to obtain, the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

In recent years, there has been an increased legislative, regulatory, and consumer focus on nutrition and advertising practices in the food industry. As a result, Steak n Shake may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses. The operation of the Steak n Shake franchise system is also subject to franchise laws and regulations enacted by a number of states, and to rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly Steak n Shake’s relationship with franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Office, Warehouse, and Distribution Facilities:

Use	Location	Own/Lease
Distribution Center	Bloomington, IL	Lease
Warehouse	Bloomington, IL	Own
Executive Office	Indianapolis, IN	Lease

Restaurant Properties:

As of September 30, 2009, Steak n Shake operated 268 leased and 144 owned restaurants located primarily in the Midwest and Southeast portions of the United States. In the past we have assisted qualified franchisees with financing by purchasing or leasing land, constructing the restaurant, and then leasing or subleasing the land and building to the franchisee. We lease the land and building for these properties as the primary lessee. As of September 30, 2009, we had the following interests in properties that are being operated by franchisees pursuant to lease or sublease agreements:

Franchised Location	Own/Lease
Columbus, GA	Lease
Macon, GA	Lease
Macon, GA	Own
Warner Robins, GA	Lease
Lawrence, KS	Lease
Olathe, KS	Own
Overland Park, KS	Lease
Topeka, KS	Lease
Columbia, MO	Lease
Kansas City, MO	Lease
Lee’s Summit, MO	Lease
Chattanooga, TN	Lease
Houston, TX	Ground Lease

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

ITEM 3. LEGAL PROCEEDINGS.

The Company and its subsidiaries are engaged in various legal proceedings and have certain unresolved claims pending. The ultimate liability, if any, for the aggregate amounts claimed cannot be determined at this time. However, management believes, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material adverse effect on our results of operations, financial position, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price Range/Stock Trading

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol SNS. The high and low closing sales prices for our common stock, as reported on the NYSE for each quarter of the past two fiscal years, are shown below:

	2009		2008
	High	Low	High	Low
First Quarter	$8.89	$2.93	$15.98	$10.43
Second Quarter	$8.44	$4.94	$11.24	$7.39
Third Quarter	$11.73	$7.68	$8.12	$6.05
Fourth Quarter	$12.10	$8.11	$8.53	$5.58

We did not pay cash dividends on our common stock during the last two fiscal years. As of December 7, 2009, there were approximately 19,500 shareholders of which approximately 3,000 were shareholders of record of our common stock.

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

The “Equity Compensation Plan Information” required by Item 201(d) of Regulation S-K will be contained in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed on or before January 28, 2010, and such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL AND OPERATING DATA
The Steak n Shake Company
(Amounts in $000s except per share data)

	53 Weeks Ended	52 Weeks Ended
	September 30, 2009	September 24, 2008	September 26, 2007	September 27, 2006	September 28, 2005
Statement of Operations Data:
Total revenues	$627,042	$610,061	$654,142	$638,822	$606,912
Net earnings (loss)	$5,998	$(22,979)	$11,808	$28,001	$30,222
Per Share Data:
Basic earnings (loss) per common and common equivalent share	$0.21	$(0.81)	$0.42	$1.01	$1.10
Diluted earnings (loss) per common and common equivalent share	$0.21	$(0.81)	$0.42	$1.00	$1.08
Basic weighted average shares (in thousands)	28,484	28,254	28,018	27,723	27,500
Diluted weighted average shares and share equiva lents (in thousands)	28,591	28,254	28,216	28,039	28,059
Statement of Financial Position Data:
Total assets	$514,496	$520,136	$565,214	$542,521	$474,657
Long-term debt:
Obligations under leases	130,076	134,809	139,493	143,996	147,615
Other long-term debt	48	15,783	16,522	18,802	6,315
Shareholders’ equity	$291,861	$283,579	$303,864	$287,035	$252,975
Other Data:
Number of restaurants:
Company-owned	412	423	435	429	399
Franchised	73	68	57	48	49
	485	491	492	477	448
Approximate number of employees	20,000	20,000	22,000	23,000	21,500
Approximate number of shareholders	19,500(1)	8,000	8,000	12,000	13,500

(1)	Represents the approximate number of shareholders as of December 7, 2009. The Company performed a detailed analysis of registered and beneficial shareholders to arrive at 2009 informaion. Prior year data was provided by third parties.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s, except per share data)

In the following discussion, the term “same store sales” refers to the sales of only those units open 18 months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

We have a 52/53 week fiscal year ending on the last Wednesday in September. Fiscal year 2009, which ended on September 30, 2009 contained 53 weeks, while fiscal years 2008 and 2007, which ended on September 24, 2008 and September 26, 2007, respectively, each con tained 52 weeks.

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the consolidated financial statements and related notes found elsewhere in this Annual Report.

Fiscal Year 2009

In fiscal year 2009, net sales increased 2.8% to $622,944 as compared to $606,076 in fiscal year 2008. The inclusion of the fifty-third week in 2009 contributed $10,635 in net sales, on a same store basis. Adjusting for this extra week, the 1.0% increase is a result of same store sales increasing 4.1% during fiscal year 2009. Net earnings for fiscal year 2009 were $5,998, or $0.21 per diluted share, compared to a net loss of ($22,979), or ($0.81) per diluted share in the prior fiscal year. Fiscal year 2009 results included $2,645 ($1,613, or $0.06 per diluted share, net of tax) of non-cash impairment and restaurant closing charges. In comparison, fiscal year 2008 results included $14,858 ($9,212, or $0.33 per diluted share, net of tax) of non-cash impairment charges and store closing costs, including charges related to a group of stores that we closed in the fourth quarter of fiscal year 2008 and restaurants that were impaired because the carrying values of their underlying assets exceeded their expected future undiscounted cash flows.

During fiscal year 2009, Steak n Shake closed 4 underperforming restaurants and franchised seven restaurants to franchisees, which brought the total company-owned units to 412 as of September 30, 2009. Also during fiscal year 2009, Steak n Shake franchisees closed two restau rants, bringing the total number of franchised units to 73 on September 30, 2009.

Management, during the fourth quarter of fiscal year 2008, enacted a change in strategic direc tion under which we began to operate in a manner designed to generate cash. The planned changes in 2008 resulted in lower general and administrative expenses in 2009. Refer to Part I, Item I of this Form 10-K for more information.

During third quarter of fiscal year 2009 we announced that The Steak n Shake Company is operating as a diversified holding company. Its most significant subsidiary is Steak n Shake Operations, Inc. which engages in the business of operating, developing, and franchising restaurants.

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

Long-lived Assets — Impairment and Classification as Held for Sale

We review Steak n Shake restaurants for impairment on a restaurant-by-restaurant basis when events or circumstances indicate a possible impairment. We test for impairment by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total estimated future cash flows are less than the carrying amount of the asset, the carrying value is written down to the estimated fair value, and a loss is recognized in earnings. The future cash flows expected to be generated by an asset requires significant judg ment regarding future performance of the asset, fair market value if the asset were to be sold, and other financial and economic assumptions.

We sell restaurants that have been closed due to underperformance and land parcels that we do not intend to develop in the future. We classify an asset as held for sale in the period during which each of the following conditions is met: (a) management has committed to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition; (c) an active search for a buyer has been initiated; (d) completion of the sale of the asset within one year is probable; (e) the asset is being marketed at a reasonable price; and (f) no significant changes to the plan of sale are expected. There is judgment involved in estimating the timing of complet ing the sale of an asset.

Insurance Reserves

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, and auto liability insurance programs. We purchase reinsurance for individual and aggregate claims that exceed predetermined limits. We record a liability for all unresolved claims and our estimates of incurred but not reported (“IBNR”) claims at the anticipated cost to us. The liability estimate is based on information received from insurance companies, com bined with management’s judgments regarding frequency and severity of claims, claims development history, and settlement practices. Significant judgment is required to estimate IBNR claims as parties have yet to assert a claim, and therefore the degree to which injuries have been incurred and the related costs have not yet been determined. Additionally, estimates about future costs involve significant judgment regarding legislation, case jurisdictions, and other matters.

We self-insure our group health insurance risk. We record a liability for our group health insur ance for all applied claims and our estimate of claims incurred but not yet reported. Our estimate is based on information received from our insurance company and claims processing practices.

Our reserve for self-insured liabilities at September 30, 2009 and September 24, 2008 were $5,455 and $6,374, respectively. The decrease reflects a reduction in our group health insurance reserves due to changes in the number of employees eligible to receive benefits, which were partially offset by an increase in the size and number of open workers’ compensation claims.

Income Taxes

We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expira tion. To the extent deferred tax assets would be unable to be utilized, we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Based on 2009 results, a change of 1 percentage point in the annual effective tax rate would have an impact of $72 on net earnings.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued guidance for deter mining how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

Goodwill and Other Intangible Assets

Under FASB guidance, we are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The analysis of potential impairment of goodwill requires a two-step approach. The first step is the estimation of fair value of each reporting unit. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impair ment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. We use both market and income approaches to derive fair value. The valua tion methodology and underlying financial information included in our determination of fair value require significant judgments to be made by management. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to deter mine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Leases

Steak n Shake and SIC lease certain properties under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. Steak n Shake and SIC use a time period for their straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the rent commencement date of the lease term is the earlier of the date when they become legally obligated for the rent payments or the date when they take access to the grounds for build out. As the assumptions inherent in determining lease commencement and expiration dates and other related complexi ties of accounting for leases involve significant judgment, management has determined that lease accounting is critical.

Results of Operations

In the following table is set forth the percentage relationship to total revenues, unless otherwise noted, of items included in Consolidated Statements of Operations for the periods indicated:

	2009	2008	2007
Revenues:
Net sales	99.3%	99.3%	99.4%
Franchise fees	0.7	0.7	0.6
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of sales(1)	26.5	27.2	25.3
Restaurant operating costs(1)	51.9	53.4	49.6
General and administrative	5.8	8.3	8.8
Depreciation and amortization	5.0	5.5	4.9
Marketing	5.3	4.7	4.4
Interest	2.2	2.3	2.1
Rent	2.5	2.4	2.1
Pre-opening costs	0.0	0.2	0.4
Asset impairments and provision for restaurant closings	0.4	2.4	0.8
Loss on sale or abandonment of assets	0.0	0.5	0.1
Other income, net	(0.4)	(0.3)	(0.3)
Earnings (loss) before income taxes and noncontrolling interest	1.1	(5.7)	2.3
Income taxes	0.2	(1.9)	0.5
Noncontrolled interest	0.0	0.0	0.0
Net earnings (loss)	1.0%	(3.8)%	1.8%

(1)	Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

(Amounts in $000s)

Fiscal Year 2009 Compared with Fiscal Year 2008

Net Earnings (Loss)

We recorded net earnings of $5,998, or $0.21 per diluted share for the current fiscal year, as compared with a net loss of ($22,979), or $(0.81) per diluted share in fiscal year 2008. The increase was primarily driven by the increase in same store sales, decreases in cost of sales and restaurant operating costs, and $2,645 ($1,613, net of tax) of non-cash impairment and restau rant closing charges, which had an impact of $0.06 per diluted share. Comparatively, fiscal year 2008 net loss included $14,858 ($9,212, net of tax) of non-cash impairment and store closing costs, which had an impact of $0.33 per diluted share.

Net Sales

In fiscal year 2009, net sales increased 2.8% from $606,076 to $622,944 primarily due to the increase in Steak n Shake’s same-store sales. The inclusion of the fifty-third week in 2009 contributed $10,635 in net sales, on a same store basis. Adjusting for this extra week, the 1.0% increase is a result of same store sales increasing 4.1% during fiscal year 2009. The increase in same store sales resulted from an increase in guest traffic of 10.1%, which was partially offset by a 6.0% decrease in average guest expenditure.

Franchise fees increased 2.8% during fiscal year 2009. Steak n Shake’s number of franchised units increased from 68 at the end of fiscal year 2008 to 73 at the end of fiscal year 2009. The additional fees received from the increase in franchised units were offset by a program by which certain franchises were forgiven royalty payment to increase their marketing expenditures by the same amount. To participate in the program, Steak n Shake required the franchisee to conform to the company’s marketing plan. This program was initiated during the second quarter of fiscal year 2009.

Cost and Expenses

Cost of sales was $164,974 or 26.5% of net sales, compared with $165,115 or 27.2% of net sales in fiscal year 2008. The decrease as a percentage of net sales reflected a favorable product mix shift, lower commodity costs (primarily beef and dairy products), and a focus on store-level efficiency. Additionally, for 2009 and 2008, we reclassified disposable paper and plastic costs from restaurant operations into cost of sales because management internally evaluates theses costs under one line item.

Restaurant operating costs were $323,617 or 51.9% of net sales compared to $323,859 or 53.4% of net sales in fiscal year 2008. Total labor and fringes as a percentage of sales decreased from 39.1% in 2008 to 38.1% in the current fiscal year because of several initiatives that were implemented to increase productivity and labor efficiency.

General and administrative expenses decreased $10,616 (22.5%) to $36,671 for fiscal 2009. Of the decrease, $3,906 resulted from lower salaries, wages, and fringes due to reductions in staffing made late in fiscal year 2008 and $1,629 resulted from a reduction of travel and reloca tion costs. Legal and professional costs also contributed an additional $1,648 of cost savings that were partially offset by approximately $632 related to acquisition costs resulting from our proposed merger with Western.

Depreciation and amortization expense was $31,369 or 5.0% of total revenues, versus $33,659 or 5.5% of total revenues in fiscal year 2008. The decrease relates primarily to units closed in the fourth quarter of 2008.

Rent expense increased slightly as a percentage of total revenues primarily as a result of enter ing into sale-leaseback contracts during the fourth quarter of prior year.

During 2009, Steak n Shake opened no new restaurants as compared to opening nine new restaurants during fiscal year 2008 and incurring $1,272 of pre-opening costs.

Marketing expense was $33,304, or 5.3% of total revenues, versus $28,700 or 4.7% of total revenues in fiscal year 2008.

Interest expense was $13,736 or 2.2% of total revenues, versus $14,011 or 2.3% of total rev enues in fiscal year 2008. During 2009, we repaid and terminated our Senior Note Agreement and Private Shelf Facility with The Prudential Insurance Company.

Loss on sale or abandonment of assets decreased $2,987 from prior year to $151. Prior year loss included significant property write offs.

Asset impairments and provision for restaurant closings for fiscal year 2009 was $2,645 or 0.4% of total revenues, versus $14,858 or 2.4% of total revenues in fiscal year 2008. $1,274 of the fiscal year 2009 charge represented an adjustment to record the related assets for previously closed units at the lower of their carrying values or fair values less cost. The fiscal year 2008 charge included $8,858 related to restaurants for which operating performance was significantly below our expectations, and the carrying values of these properties exceeded the expected future undiscounted cash flows to be generated by the underlying assets; $5,009 related to stores Steak n Shake closed during the fourth fiscal quarter of 2008; $514 related to a fee for early termination of a lease for a store that was closed during fiscal year 2009; and $477 related to stores involved in a sale-leaseback transaction whose net book values exceeded their fair values.

Our fiscal year 2009 effective income tax rate decreased to 16.2% from 33.9% in the prior fiscal year. The prior fiscal year’s effective tax rate was higher primarily due to the proportion ate effect of increased federal income tax credits when compared to annual pre-tax earnings (loss).

Fiscal Year 2008 Compared with Fiscal Year 2007

Net Earnings

We recorded a net loss of ($22,979), or ($0.81) per diluted share in fiscal year 2008, compared with net earnings of $11,808, or $0.42 per diluted share, for fiscal year 2007. The decrease was primarily driven by the decline in same store sales, increases in cost of sales and restaurant operating costs, and $14,858 ($9,212, net of tax) of non-cash impairment and store closing costs, which had an impact of $0.33 per diluted share. Comparatively, fiscal year 2007 earnings included $5,176 ($3,209, net of tax) of net non-cash impairment, which had an impact of $0.11 per diluted share.

Net Sales

For fiscal year 2008, net sales decreased 6.8% from $650,416 to $606,076 primarily because of a decline in same store sales. Same store sales decreased 7.1% caused by a decline in guest traffic of 10.0%, which was partially offset by a 2.9% increase in average guest expenditure. The increase in average guest expenditure resulted primarily from menu price increases of 3.3%.

Franchise fees increased 7.0% during fiscal year 2008. The increase was primarily the result of growth in the number of franchised units from 57 at the end of fiscal year 2007 to 68 at the end of fiscal year 2008. The increase in franchise fees was offset by a decrease in franchisee same store sales of 7.3%, which resulted in lower royalty fees accrued.

Cost and Expenses

Cost of sales was $165,115 or 27.2% of net sales, compared with $164,623 or 25.3% of net sales in fiscal year 2007. The increase as a percentage of net sales reflected higher commodity costs (primarily dairy, beef, and fried products), a focus on menu items with higher percentage food cost (including improved entrée salads, chicken sandwiches, and the introduction of fruit sides), and operational inefficiencies from implementing that product mix.

Restaurant operating costs were $323,859 or 53.4% of net sales compared to $322,618 or 49.6% of net sales in fiscal year 2007. Higher utility costs and repairs and maintenance caused an increase of $2,510 over the prior fiscal year, which included $355 of incremental repairs and maintenance related to strategic changes executed in the fourth fiscal quarter. Outside services increased $1,060 in fiscal year 2008 due to the addition of a new contractor and more frequent snow removal services attributable to unfavorable weather conditions during the second fiscal quarter. These increases were offset by a decline in labor and fringes of $2,640 during fiscal year 2008.

General and administrative expenses decreased $9,637 (16.9%) to $47,287 for fiscal 2008. Specifically, $5,360 of the decrease resulted from lower salaries, wages, and fringes due to reductions in staffing that occurred during the fourth quarter of fiscal year 2007 and during fiscal year 2008. Planned cutbacks in outside consulting services and bonuses and stock com pensation contributed an additional $3,450 of cost savings, and travel and relocation expenses declined $1,270. These reductions were partially offset by a $2,540 increase in the loss on disposal and abandonment of assets and a $1,780 increase in legal and professional services. In fiscal year 2008, general and administrative expense included severance costs of approximately $2,400, $500 in proxy-related fees, and $435 in consulting fees for a fixed asset tax study. Fiscal year 2007 General and administrative expense included $1,900 of restructuring and severance expenses.

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

Pre-opening expense decreased 52.7% to $1,272 due to opening fewer new restaurants in fiscal year 2008 compared to fiscal year 2007. We opened nine new restaurants during fiscal year 2008 compared to sixteen in fiscal year 2007. The decrease is also due to variances in the timing of when pre-opening costs are incurred in relation to when the stores are opened. All the company-owned restaurant openings for fiscal year 2008 were completed in the first and second quarters.

Asset impairments and provision for restaurant closings for fiscal year 2008 was $14,858 or 2.4% of total revenues, versus $5,176 or 0.8% of total revenues in fiscal year 2007. The fiscal year 2008 charge included $8,858 related to restaurants for which operating performance was significantly below our expectations, and the carrying values of these properties exceeded the expected future undiscounted cash flows to be generated by the underlying assets; $5,009 related to stores closed during the fourth fiscal quarter of 2008; $514 related to a fee for early termination of a lease for a store that was closed in fiscal year 2009; and $477 related to stores involved in a sale-leaseback transaction whose net book values exceeded their fair values. The fiscal year 2007 asset impairment and provision for restaurant closings of $5,176 related to the planned closure or sale of fourteen restaurant properties and was offset by the impact of net gains on properties sold in excess of previously recorded impairments.

Our fiscal year 2008 effective income tax rate increased to 33.9% from 20.6% in the prior fiscal year. The prior fiscal year’s effective tax rate was lower primarily due to the proportionate effect of increased federal income tax credits when compared to annual pre-tax (loss) earnings.

Restaurant Closings

Steak n Shake permanently closed four and thirteen company-owned restaurants in fiscal years 2009 and 2008, respectively. All of the restaurants closed in fiscal year 2009 and ten of the restaurants closed in fiscal year 2008 were located near other company-owned stores that con tinue to operate. Therefore, the results of operations of these restaurants are not presented as discontinued operations and continue to be included in continuing operations in the Consoli dated Statement of Operations.

Three restaurants closed in fiscal year 2008 and two restaurants closed in fiscal year 2007 were not located near other company-owned stores, and we do not expect to have significant continu ing involvement in the operations after disposal. Although these restaurants meet the definition of “discontinued operations,” as defined in FASB ASC paragraph 205-20-45-1, Reporting Discontinued Operations (“ASC paragraph 205-20-45-1”), we have not segregated the results of operations as the amounts are immaterial. Net loss after tax related to the combined total of the five restaurants was approximately $20, $845, and $751 for fiscal years 2009, 2008, and 2007, respectively. The after-tax losses in fiscal years 2008 and 2007 include $583 and $515 of asset impairment charges, net of tax, respectively.

Seven of the thirteen restaurants that closed during fiscal year 2008 were owned properties, and the net book value of the assets of these properties was transferred to assets held for sale in the Statement of Financial Position during the quarter ended September 24, 2008.

Effects of Governmental Regulations and Inflation

Most Steak n Shake employees are paid hourly rates related to federal and state minimum wage laws. Any increase in the legal minimum wage would directly increase our operating costs. We are also subject to various federal, state and local laws related to zoning, land use, safety stan dards, working conditions, and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase our operating costs. In addition, we are subject to franchise registration requirements and certain related federal and state laws regarding fran chise operations. Any changes in these laws could affect our ability to attract and retain franchisees.

Inflation in food, labor, fringe benefits, energy costs, transportation costs and other operating costs directly affect our operations.

Liquidity and Capital Resources

We generated $52,309, $24,430, and $43,431 in cash flows from operations during fiscal years 2009, 2008, and 2007, respectively, based primarily upon timing of receipts and payment of disbursements related to operating activities.

Net cash provided by investing activities of $4,949 during fiscal year 2009 was primarily a result of proceeds from disposal of property and equipment of $13,517. Steak n Shake trans ferred seven restaurants to an existing franchisee during fiscal year 2009. Net cash used in financing activities of $12,718 during fiscal year 2009 resulted primarily from principal pay ments on long-term debt of $16,448 as described below under “Senior Note Agreement”.

Net cash used in investing activities of $16,592 during fiscal year 2008 resulted primarily from capital expenditures of $31,443. We opened nine new restaurants during fiscal year 2008 and transferred eight restaurants to franchisees. In addition, in fiscal year 2008, we received pro ceeds of $14,851 from the sale of one restaurant and eleven parcels of land classified as held for sale, and from the transfer of three company-owned buildings and various equipment to franchisees. Net cash used in financing activities of $2,480 during fiscal year 2008 included net payments on the Revolving Credit Facility (“Facility”) of $13,005. During fiscal year 2008, we also sold eleven restaurants to a third party and simultaneously entered into a lease for each property. In conjunction with this sale-leaseback transaction, we received net proceeds of $15,993.

Net cash used in investing activities of $60,110 during fiscal year 2007 resulted primarily from capital expenditures of $68,643. During fiscal year 2007, we opened sixteen new company- owned restaurants, rebuilt three restaurants, replaced two restaurants, and transferred two restaurants to franchisees. We received proceeds of $8,533 from the sale of eight properties during fiscal year 2007. Net cash provided by financing activities of $13,356 during fiscal year 2007 resulted primarily from $15,000 of borrowings under the Senior Note Agreement.

Our balance sheet continues to maintain significant liquidity. We intend to meet our working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, existing credit facilities, and the sale of excess properties. We continually review available financing alternatives. In addition, we may consider, on an opportunistic basis, strategic decisions to create value and improve operating performance.

Revolving Credit Facility

As of September 30, 2009, Steak n Shake’s Revolving Credit Facility (“Facility”) allows it to borrow up to $20,000, bears interest based on LIBOR plus 275 basis points, and is scheduled to expire February 15, 2011. At September 30, 2009, outstanding borrowings under the Facility were $18,500 at an interest rate of 3.3%. At September 24, 2008, outstanding borrowings under the Facility were $14,180 at an interest rate of 5.2%. We had $522 and $848 in standby letters of credit outstanding as of September 30, 2009 and September 24, 2008, respectively.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios as well as restrict certain distributions to the parent company. Additionally, the Facility is guaranteed by the Company and two Steak n Shake subsidiaries. The Company will be held as a guarantor until Steak n Shake produces audited financial statements. These restrictions and covenants included requirements to limit the ratio of total liabilities to tangible net worth (as defined in the credit agreement) to a maximum of 1.50 and to maintain a minimum fixed charge coverage ratio (as defined in the credit agreement) of 1.75. Steak n Shake was in compliance with all covenants under the Facility as of September 30, 2009.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, chattel paper, software, and all other personal property.

Senior Note Agreement

As of September 24, 2008, we had outstanding borrowings under the Senior Note Agreement and Private Shelf Facility (the “Senior Note Agreement”) totaling $16,429.

During fiscal year 2009, we prepaid in full all obligations due on the Senior Note Agreement. As a result of these prepayments, we incurred $1,042 in prepayment penalties, which are included in interest expense in the Condensed Consolidated Statement of Operations.

The carrying amounts for debt reported in the Consolidated Statement of Financial Position do not differ materially from their fair market values at September 30, 2009.

Contractual Obligations

Our significant contractual obligations and commitments as of September 30, 2009 are shown in the following table.

	Payments due by period
Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Long-term debt(1)(2)	$18,525	$50	$4	$—	$18,579
Capital leases and finance obligations(1)	14,359	30,703	29,502	49,464	124,028
Operating leases(3)	11,723	23,728	21,788	85,793	143,032
Purchase commitments(4)	2,345	70	—	—	2,415
Other Long-term liabilities(5)	—	—	—	370	370
Total	$46,952	$54,551	$51,294	$135,627	$288,424

(1)	Includes principal and interest.
(2)	Includes outstanding borrowings under the Facility as of September 30, 2009.
(3)	Excludes amounts to be paid for contingent rents.
(4)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(5)	Includes liabilities for Non-Qualified Deferred Compensation Plan. Excludes our unrecog nized tax benefits of $1,470 as of September 30, 2009 because we cannot make a reliable estimate of the timing of cash payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases entered into in the normal course of business.

New Accounting Standards

See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We invest excess cash primarily in cash equivalents due to their relatively low credit risk. Interest rates on these securities are based upon market rates at the time of purchase and remain fixed until maturity.

At September 30, 2009 the Revolving Credit Facility bore interest at a rate based upon LIBOR plus 275 basis points. Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. At September 30, 2009, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $113 on our net earnings.

Steak n Shake purchases certain food products which may be affected by volatility in commod ity prices due to weather conditions, supply levels, and other market conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Steak n Shake Company
Indianapolis, Indiana

We have audited the accompanying consolidated statements of financial position of The Steak n Shake Company and subsidiaries (the “Company”) as of September 30, 2009 and September 24, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended September 30, 2009, September 24, 2008, and Septem ber 26, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting prin ciples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Steak n Shake Company and subsidiaries as of September 30, 2009 and September 24, 2008, and the results of their operations and their cash flows for the years ended September 30, 2009, September 24, 2008, and September 26, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated finan cial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Frame work issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2009 expressed an unqualified opinion on the Company’s inter nal control over financial reporting.

As discussed in Note 11 to the consolidated financial statements, effective September 27, 2007, the Company changed its method of accounting for income tax uncertainties.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
December 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
The Steak n Shake Company
Indianapolis, Indiana

We have audited the internal control over financial reporting of The Steak n Shake Company and subsidiaries (the “Company”) as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organiza tions of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial report ing and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accor dance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2009 of the Company and our report dated December 14, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the change in method of accounting for income tax uncertainties.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
December 14, 2009

Management’s Report on Internal Control Over Financial Reporting

The management of The Steak n Shake Company is responsible for establishing and maintain ing adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s board of directors, principal executive and principal financial officers, and effected by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial state ments for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles gener ally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company;
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material impact on the financial statements; and
•	Ensure that material information relating to the company, including its consolidated subsidiaries, is made known to management by others within those entities, particularly during the period which this report is being prepared.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has evaluated the effectiveness of its internal control over financial reporting as of September 30, 2009 based on the criteria set forth in a report entitled Internal Control —  Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of September 30, 2009, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and their report is included herein.

/s/ Sardar Biglari Sardar Biglari Chairman and Chief Executive Officer	/s/ Duane E. Geiger Duane E. Geiger Interim Chief Financial Officer, Vice President and Controller

Consolidated Statements of Operations

The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s, except share and per share data)

	2009 (53 Weeks)	2008 (52 Weeks)	2007 (52 Weeks)
Revenues
Net sales	$622,944	$606,076	$650,416
Franchise fees	4,098	3,985	3,726
Total revenues	627,042	610,061	654,142
Costs and expenses
Cost of sales	164,974	165,115	164,623
Restaurant operating costs	323,617	323,859	322,618
General and administrative	36,671	47,287	56,924
Depreciation and amortization	31,369	33,659	32,185
Marketing	33,304	28,700	28,644
Interest	13,736	14,011	14,015
Rent	15,929	14,717	13,961
Pre-opening costs	—	1,272	2,689
Asset impairments and provision for restaurant closings	2,645	14,858	5,176
Loss on sale or abandonment of assets	151	3,138	601
Other income, net	(2,546)	(1,771)	(2,165)
Total costs and expenses	619,850	644,845	639,271
Earnings (loss) before income taxes and noncontrol ling interest	7,192	(34,784)	14,871
Income taxes	1,163	(11,805)	3,063
Noncontrolling interest	31	—	—
Net earnings (loss)	$5,998	$(22,979)	$11,808
Basic earnings (loss) per common and common equivalent share	$0.21	$(0.81)	$0.42
Diluted earnings (loss) per common and common equivalent share	$0.21	$(0.81)	$0.42
Weighted average shares and equivalents
Basic	28,483,551	28,254,129	28,018,014
Diluted	28,590,986	28,254,129	28,215,647

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Financial Position

The Steak n Shake Company
(Amounts in $000s, except share and per share data)

	September 30, 2009	September 24, 2008
Assets
Current assets:
Cash and cash equivalents	$51,395	$6,855
Investments	3,001	—
Receivables, net of allowance of $538 and $341, respectively	7,660	15,622
Inventories	6,595	6,795
Deferred income taxes	3,910	3,260
Assets held for sale	13,733	25,395
Other current assets	4,421	3,009
Total current assets	90,715	60,936
Property and equipment, net	399,635	432,690
Goodwill	14,503	14,503
Other intangible assets, net	1,567	1,765
Other assets	8,076	10,242
Total assets	$514,496	$520,136
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$22,293	$25,302
Accrued expenses	30,381	31,685
Revolving credit	18,500	14,180
Current portion of obligations under leases	4,339	4,417
Current portion of long-term debt	20	733
Total current liabilities	75,533	76,317
Deferred income taxes	9,388	2,209
Other long-term liabilities	7,404	7,439
Obligations under leases	130,076	134,809
Long-term debt	48	15,783
Total liabilities	222,449	236,557
Commitments and contingencies
Noncontrolling interest	186	—
Shareholders’ equity
Common stock – $0.50 stated value, 50,000,000 shares authorized – shares issued: 30,332,839	15,166	15,166
Additional paid-in capital	129,282	128,526
Retained earnings	167,731	161,733
Accumulated other comprehensive income	112	—
Treasury stock – at cost: 1,555,938 shares in 2009; 1,760,531 shares in 2008	(20,430)	(21,846)
Total shareholders’ equity	291,861	283,579
Total liabilities and shareholders’ equity	$514,496	$520,136

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s)

	2009 (53 Weeks)	2008 (52 Weeks)	2007 (52 Weeks)
Operating activities
Net earnings (loss)	$5,998	$(22,979)	$11,808
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	31,369	33,659	32,185
Provision for deferred income taxes	6,457	(2,193)	(483)
Asset impairments and provision for restaurant closings	2,645	14,858	5,176
Non-cash expense for stock-based compensation and deferred rent	2,881	2,656	3,322
Loss on sale or abandonment of assets	151	3,138	601
Changes in receivables and inventories	8,512	(7,688)	(639)
Changes in other assets	(1,724)	6,844	(265)
Changes in accounts payable and accrued expenses	(3,980)	(3,865)	(8,274)
Net cash provided by operating activities	52,309	24,430	43,431
Investing activities
Additions of property and equipment	(5,751)	(31,443)	(68,643)
Proceeds from property and equipment disposals	13,517	14,851	8,533
Purchases of investments	(3,047)	—	—
Sales of investments	230	—	—
Net cash provided by (used in) investing activities	4,949	(16,592)	(60,110)
Financing activities
Net proceeds from (payments on) revolving credit facility	4,320	(13,005)	2,120
Proceeds from issuance of long-term debt	—	—	15,000
Principal payments on long-term debt	(16,448)	(2,396)	(2,511)
Proceeds from equipment and property sale-leasebacks	3,597	15,993	800
Principal payments on direct financing lease obligations	(5,008)	(4,213)	(4,149)
Proceeds from exercise of stock options	2	138	660
Excess tax benefits from stock-based awards	40	10	202
Repurchase of employee shares for tax withholding	(203)	(11)	—
Proceeds from employee stock purchase plan	855	1,004	1,234
Proceeds from noncontrolling interest	150	—	—
Distributions to noncontrolling interest	(23)	—	—
Net cash (used in) provided by financing activities	(12,718)	(2,480)	13,356
Increase (decrease) in cash and cash equivalents	44,540	5,358	(3,323)
Cash and cash equivalents at beginning of year	6,855	1,497	4,820
Cash and cash equivalents at end of year	$51,395	$6,855	$1,497

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
					Shares	Amount	Total
Balance at September 27, 2006	$15,166	$123,860	$173,216	$—	2,170,332	$(25,207)	$287,035
Net earnings			11,808				11,808
Compensation expense for share-based payments		2,955					2,955
Shares exchanged to exercise stock options					121,477	(2,087)	(2,087)
Shares reissued to exercise stock options					(205,355)	2,747	2,747
Shares granted under Capital Appreciation Plan		(3,023)			(178,050)	3,023	—
Shares forfeited under Capital Appreciation Plan		2,451			138,300	(2,451)	—
Tax effect relating to stock awards		172					172
Shares issued for Employee Stock Purchase Plan					(86,773)	1,234	1,234
Balance at September 26, 2007	15,166	126,415	185,024	—	1,959,931	(22,741)	303,864
Net loss			(22,979)				(22,979)
Compensation expense for share-based payments		1,986					1,986
Shares exchanged to exercise stock options and to satisfy minimum statutory tax withholding					10,319	(155)	(155)
Shares reissued to exercise stock options					(24,500)	282	282
Shares granted under Capital Appreciation Plan		(1,785)			(238,500)	1,785	—
Shares forfeited under Capital Appreciation Plan		2,021			161,648	(2,021)	—
Tax effect relating to stock awards		(111)					(111)
Adjustment related to adoption of FIN 48			(312)				(312)
Shares issued for Employee Stock Purchase Plan					(108,367)	1,004	1,004
Balance at September 24, 2008	15,166	128,526	161,733	—	1,760,531	(21,846)	283,579
Net earnings			5,998				5,998
Net change in unrealized gains and losses on investments				112			112
Total comprehensive income							6,110
Compensation expense for share-based payments		1,801					1,801
Shares exchanged to exercise stock options and to satisfy minimum statutory tax withholding					38,140	(315)	(315)
Shares reissued to exercise stock options		(5)			(15,350)	120	115
Shares granted under Capital Appreciation Plan		(871)			(119,116)	871	—
Shares forfeited under Capital Appreciation Plan		974			92,800	(974)	—
Shares reissued for vendor payments		(137)			(50,277)	403	266
Tax effect relating to stock awards		(550)					(550)
Shares issued for Employee Stock Purchase Plan		(456)			(150,790)	1,311	855
Balance at September 30, 2009	$15,166	$129,282	$167,731	$112	1,555,938	$(20,430)	$291,861

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

1. Summary of Significant Accounting Policies

Description of Business

The Steak n Shake Company (the “Company”) is a diversified holding company. Steak n Shake Operations, Inc. (“Steak n Shake”), a wholly-owned subsidiary of the Company, comprises the Company’s significant operations. Steak n Shake’s principal business is the operation, develop ment, and franchising of full service, casual dining restaurants. As of September 30, 2009, we operated 485 Steak n Shake restaurants, including 73 franchised restaurants.

Fiscal Year

Our fiscal year ends on the last Wednesday in September. Fiscal year 2009 contains 53 weeks while fiscal years 2008 and 2007 contain 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of The Steak n Shake Company (parent), its wholly-owned subsidiaries, and Steak n Shake of Tallahassee, a majority owned subsidiary of the registrant. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents primarily consist of bank repurchase agreements, U.S. Government securities, and money market accounts, all of which have original maturities of three months or less. Cash equivalents are carried at cost, which approximates market value due to their short maturities. Our policy is to reinvest cash equivalents to acquire businesses or to purchase securities.

Investments

Our investments consist of available-for-sale equity securities and are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Realized gains and losses on disposals of investments are determined by specific identi fication of cost of investments sold and are included in other income.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the assets (10 to 25 years for buildings and land improvements, and 3 to 10

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

1. Summary of Significant Accounting Policies  – (continued)

years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the related leases. Interest costs associated with the construction of new restaurants are capitalized. Major improvements are also capitalized while repairs and maintenance are expensed as incurred. We review our long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For purposes of this assessment, assets are evaluated on a restaurant-by-restaurant basis, the lowest level for which there are identifiable cash flows. If the future undiscounted cash flows of an asset are less than the recorded value, an impair ment is recorded for the difference between the carrying value and the estimated fair value of the asset. Refer to Note 2 for information regarding asset impairments.

Goodwill and Purchased Intangible Assets

Goodwill and indefinite life intangibles are not amortized, but are tested for potential impair ment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangibles to become impaired. Other purchased intangible assets are amortized on a straight-line basis over their estimated useful lives. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposi tion are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. No impairments were recorded on goodwill or intangible assets during fiscal years 2009, 2008, or 2007. Refer to Note 7 for information regarding our goodwill impairment analysis.

Capitalized Software

Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to seven years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. During the software appli cation development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of per forming. Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred. Capitalized software is included in the balance of other assets in the Consolidated Statement of Financial Position.

Operating Leases

Steak n Shake and SNS Investment Company (“SIC”) lease certain property under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. Steak n Shake and SIC use a time period for their straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addi tion, the rent commencement date of the lease term is the earlier of the date when they become legally obligated for the rent payments or the date when they take access to the grounds for build out.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

1. Summary of Significant Accounting Policies  – (continued)

Revenue Recognition

Steak n Shake records revenues from restaurant sales at the time of sale, net of discounts. Revenues from the sale of gift cards are deferred at the time of sale and recognized upon redemption by the customer or at expiration of the gift cards. Sales revenues are presented net of sales taxes. Cost of sales primarily includes the cost of food and disposable paper and plastic goods used in preparing and selling our menu items and excludes depreciation and amortization, which is presented as a separate line item on the Consolidated Statement of Operations.

Franchise Fees

Unit franchise fees and area development fees are recorded as revenue when the related restau rant begins operations. Royalty fees and administrative services fees are based on franchise sales and are recognized as revenue as earned.

Insurance Reserves

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, auto, and medical liability insurance programs, and record a reserve for our estimated losses on all unresolved open claims and our estimated incurred but not reported claims at the anticipated cost to us. Insurance reserves are recorded in the balance of accrued expenses in the Consolidated Statement of Financial Position.

Earnings (loss) Per Share

Earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. The following table presents a reconciliation of basic and diluted weighted average common shares.

	2009	2008	2007
Basic earnings (loss) per share:
Weighted average common shares	28,483,551	28,254,129	28,018,014
Diluted earnings (loss) per share:
Weighted average common shares	28,483,551	28,254,129	28,018,014
Dilutive effect of stock awards	107,435	—	197,633
Weighted average common and incremental shares	28,590,986	28,254,129	28,215,647
Number of share-based awards excluded from the calcu lation of earnings (loss) per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock, or because they were anti-dilutive due to the Company’s net loss for fiscal year 2008.	468,535	1,371,551	1,030,051

Stock-Based Compensation

We account for all stock-based compensation, including grants of employee stock options and shares issued under our employee stock purchase plan, using the fair value based method. Refer to Note 15 for additional information regarding our stock-based compensation.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

1. Summary of Significant Accounting Policies  – (continued)

The Steak n Shake Company 401(k) Savings Plan

The Steak n Shake Company 401(k) Savings Plan (the “Plan”) is a defined contribution plan covering substantially all employees after they have attained age 21 and completed six months of service and allows employees to defer up to 20% of their salaries. The Company made non-discretionary matching contributions through October 14, 2008. The matching contributions during fiscal years 2008 and 2007 were equal to 50% of participants’ pretax contributions and subject to a maximum of 6% of participants’ eligible compensation contributed to the Plan. Non-discretionary matching contributions paid in fiscal years 2009, 2008 and 2007 were $51, $1,099, and $1,231, respectively. During October 2008, the Plan was amended to eliminate the non- discretionary contributions and allow for discretionary matching contributions. No discretionary matching contributions were made in fiscal year 2009. However, subsequent to year end, discre tionary matching contributions have been resumed in fiscal year 2010. Going forward, discretionary contributions will be based on the profitability of the Company and subject to quarterly revision.

Marketing Expense

Advertising costs are charged to expense at the latter of the date the expenditure is incurred, or the date the promotional item is first communicated.

Non-Qualified Deferred Compensation Plan

We maintain a self-directed Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) for executive employees. The Non-Qualified Plan allows highly compensated employees to defer amounts from their salaries for retirement savings and includes a discretionary employer match generally equal to the amount of the match the employee would have received as a participant in our 401(k) plan. The Non-Qualified Plan is structured as a rabbi trust; there fore, assets in the Non-Qualified Plan are subject to creditor claims in the event of bankruptcy. We recognize investment assets on the Consolidated Statement of Financial Position at current fair value. A liability of the same amount is recorded on the Consolidated Statement of Finan cial Position representing our obligation to distribute funds to participants. The investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income.

Segments

Although the Company is operating as a diversified holding company, our primary business of operating and franchising Steak n Shake restaurants constitutes a single reportable segment pursuant to the provisions of FASB ASC Topic 280, Segment Reporting. The Steak n Shake Company (parent) operates separately and independently of its subsidiaries and is still develop ing its operating activities.

Use of Estimates

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

New Accounting Standards

In June 2009, the FASB established the FASB Accounting Standards Codification, (“Codifica tion”), as the source of authoritative U.S. generally accepted accounting principles, or GAAP,

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

1. Summary of Significant Accounting Policies  – (continued)

recognized by the FASB to be applied by nongovernmental entities in the preparation of finan cial statements. This guidance was included in the Codification under Accounting Standards

Codification (“ASC”) Topic 105. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”), under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for us on Septem ber 30, 2009 and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification does not change or alter existing GAAP, and, therefore, did not have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends FASB ASC Section 810-10-25, Consolidation — Recognition (FASB Interpretation No. 46(R)) to require an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. FAS 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, our fiscal year 2011. We do not expect the adoption of this standard to have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”). FAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, our fiscal year 2011. We do not expect the adoption of this standard to have a material impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued FASB ASC Topic 855, Subsequent Events (“ASC Topic 855”), which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. ASC Topic 855 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted ASC Topic 855 on July 1, 2009. The adoption of ASC Topic 855 did not have a material impact on our consolidated financial statements and required disclosures.

In April 2008, the FASB issued guidance related to determining useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under previous guidance, and requires enhanced related disclosures. This new guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, our fiscal year 2010. We are in the process of determining the effect, if any, that the adoption of this guidance will have on our financial statements.

In December 2007, the FASB issued guidance which requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisi tion date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subse

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

1. Summary of Significant Accounting Policies  – (continued)

quent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The guidance also broadens the definition of a business combination and expands disclosures related to business combinations. The guidance (currently residing in FASB ASC Topic 805, Business Combinations (“ASC Topic 805”)) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, our fiscal year 2010, except that business combinations consummated prior to the effective date must apply the above mentioned income tax requirements immediately upon adoption. For business combinations expected to close in the effective year (our fiscal year 2010) and therefore be accounted for under this new guidance, acquisition related costs should be expensed as incurred. As such, we recorded acqui sition related expenses in fiscal 2009 of approximately $632, which were included in general and administrative expenses. We will be required to apply this guidance to our acquisition of Western Sizzlin Corporation (“Western”), if successful, and are currently evaluating the impact that this revised business combination standard will have on our financial position and results of operations. See Note 22 for additional information related to Western.

In December 2007, the FASB issued FASB ASC paragraph 810-10-65-1, Noncontrolling Inter ests in Consolidated Financial Statements, an amendment of ARB No. 51 (“ASC paragraph 810-10-65-1”). ASC paragraph 810-10-65-1 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsid iary, including classification as a component of equity. ASC paragraph 810-10-65-1 is effective for fiscal years beginning after December 15, 2008, our fiscal year 2010. We are in the process of determining the effect, if any, that the adoption will have on our financial statements.

In February 2007, the FASB issued guidance providing companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subse quent reporting date. This guidance, currently residing in FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”) is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009. We have determined not to elect the fair value measurement option.

In September 2006, the FASB issued guidance which defined fair value, established a formal framework for measuring fair value, and expanded disclosures about fair value measurements. As originally issued, the guidance was effective as of the beginning of our fiscal year 2009. In February 2008 FASB issued an amendment to the original guidance that deferred the effective date by one year (our fiscal year 2010) with regard to its application on non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are in the process of determining the effect, if any, that the adoption will have with regard to non-financial assets and liabilities on our financial state ments in fiscal year 2010. The adoption of the original guidance did not have a material impact to our financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The reclassification had no effect on net income or total assets. We reclassified disposable paper and plastic costs from restaurant operations into cost of sales. We determined that including disposable paper and plastic costs in cost of sales reflects a more comparable cost of sales number when benchmarking against other companies in the restaurant industry. Additionally, we

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

1. Summary of Significant Accounting Policies  – (continued)

reclassified loss on sale or abandonment of assets from general and administrative expense to a separate line item in order to reflect a truer general and administrative expense. Amounts reclas sified are as follows:

	2008	2007
General and administrative – previously reported	$50,425	$57,525
Reclass of loss on sale or abandonment of assets	3,138	601
General and administrative	$47,287	$56,924
Cost of sales – previously reported	$151,188	$150,286
Reclass to cost of sales from restaurant operating costs	13,927	14,337
Cost of sales	$165,115	$164,623
Restaurant operating costs – previously reported	$337,786	$336,955
Reclass to cost of sales from restaurant operating costs	(13,927)	(14,337)
Restaurant operating costs	$323,859	$322,618

2. Impairment and Restaurant Closings

During fiscal year 2009, Steak n Shake recorded pre-tax provision for restaurant closings of $2,645. This amount includes $1,274 related to an adjustment to record the related assets for previously closed units at the lower of their carrying values or fair values less cost.

During fiscal year 2008, Steak n Shake recorded pre-tax asset impairment and provision for restaurant closings of $14,858. This total included:

(amounts in $000’s)
Assets held and used	$8,858
Assets transferred to held for sale	5,009
Fee for early termination of a lease	514
Assets sold pursuant to a sale-leaseback	477
Total	$14,858

The charge for assets held and used related to restaurants for which operating performance was significantly below our expectations. As the carrying values of these properties exceeded the expected undiscounted future cash flows to be generated by the underlying assets, we recorded an impairment charge.

The charge for assets transferred to held for sale represented an adjustment to record the related assets for units management closed during fiscal year 2008 at the lower of their carrying values or fair values less cost to sell.

See further discussion regarding the impairment charge for the sale-leaseback transaction in Note 12.

During fiscal year 2007, we recorded a pre-tax, non-cash impairment of $5,369, which was offset by a $193 gain on the sale of two restaurants that had been closed during a prior year.

Steak n Shake permanently closed four, thirteen, and eight company-owned restaurants in fiscal years 2009, 2008, and 2007, respectively. All of the restaurants closed in fiscal year 2009, ten of the restaurants closed in fiscal year 2008, and six of the restaurants closed in fiscal 2007

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

2. Impairment and Restaurant Closings  – (continued)

were located near other company-owned stores that continue to operate. Therefore, the results of operations of these restaurants are not presented as discontinued operations and continue to be included in continuing operations in the Consolidated Statement of Operations.

Three restaurants closed in fiscal year 2008 and two restaurants closed in fiscal year 2007 were not located near other company-owned stores, and Steak n Shake has not had significant con tinuing involvement in the operations after disposal. Although these restaurants meet the definition of “discontinued operations,” as defined in FASB ASC paragraph 205-20-45-1, Reporting Discontinued Operations (“ASC paragraph 205-20-45-1”), we have not segregated the results of operations as the amounts are immaterial. Net loss after tax related to the com bined total of the five restaurants was approximately $20, $845, and $751 for fiscal years 2009, 2008, and 2007, respectively. The after-tax losses in fiscal years 2008 and 2007 included $583 and $515 of asset impairment charges, net of tax, respectively.

Seven of the thirteen restaurants that closed during fiscal year 2008 were owned properties, and the net book value of the assets of these properties was transferred to assets held for sale in the Statement of Financial Position during the quarter ended September 24, 2008.

3. Investments

During fiscal year 2009, we began investing in publicly traded equity securities. Investments as of September 30, 2009 consisted of the following:

(amounts in $000’s)
Cost	$2,818
Gross unrealized gains	183
Gross unrealized losses	—
Fair value	$3,001

Realized gains on sale of investments was $9 and is included in other income.

4. Other Current Assets

Other current assets is composed of the following:

(amounts in $000s)	2009	2008
Prepaid rent	$2,222	$256
Prepaid taxes	590	603
Prepaid contractual obligations	725	1,196
Other	884	954
Total other current assets	$4,421	$3,009

5. Assets Held for Sale

Assets held for sale is composed of the following:

(amounts in $000s)	2009	2008
Land and buildings	$11,849	$21,726
Land and leasehold improvements	1,881	3,388
Equipment	3	281
Total assets held for sale	$13,733	$25,395

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

5. Assets Held for Sale  – (continued)

The fiscal year 2009 balances included assets related to one office closed during the third quarter of fiscal year 2009, eight restaurants closed during prior years, and 14 parcels of land. Steak n Shake expects to sell these properties within the next 12 months. During fiscal year 2009, we sold six restaurants and six parcels of land that were held for sale as of September 24, 2008.

The fiscal year 2008 balances included assets related to seven restaurants closed during the fourth quarter of fiscal year 2008, seven restaurants closed during prior years, and 20 parcels of land.

6. Property and Equipment

Property and equipment is composed of the following:

(amounts in $000s)	2009	2008
Land	$152,413	$151,006
Buildings	148,335	156,695
Land and leasehold improvements	153,990	157,738
Equipment	200,291	204,116
Construction in progress	1,813	2,423
	656,842	671,978
Less accumulated depreciation and amortization	(257,207)	(239,288)
Property and equipment, net	$399,635	$432,690

Depreciation and amortization expense for property and equipment for fiscal 2009, 2008, and 2007 was $29,058, $31,633, and $30,000, respectively.

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

During the quarter ended September 30, 2009, we performed our annual assessment of the recoverability of our goodwill. The valuation methodology and underlying financial information included in our determination of fair value require significant judgments to be made by man agement. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the applica tion of alternative assumptions could produce significantly different results. No potential impairment was identified for our reporting units.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

7. Goodwill and Other Intangibles  – (continued)

In conjunction with our annual goodwill analysis for fiscal year 2008, our step one results indicated that impairment potentially existed for one reporting unit, and we began the second step of the analysis for this reporting unit. Due to the complexity of estimating the fair value of tangible property and identifiable intangible assets in the step two analysis, we were not able to complete the analysis as of the date of our 2008 annual report. However, during the first quarter of fiscal year 2009, we completed our analysis and determined that we did not have an impair ment as of the 2008 annual assessment date.

Our calculation of the fair value of the reporting units considers current market conditions existing at the assessment date. Due to the significant volatility in the market price of our common stock, it is possible that we will need to update our impairment analysis subsequent to year end. We can provide no assurance that a material impairment charge will not occur in future periods as a result of these analyses.

Other Intangibles

Other intangibles are composed of the following:

(amounts in $000s)	2009	2008
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulation and amortization	(1,224)	(1,026)
Intangible assets subject to amortization, net	1,067	1,265
Intangible assets with indefinite lives	500	500
Total intangible assets	$1,567	$1,765

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with prior acquisitions and are being amortized over their estimated weighted average useful lives of twelve and eight years, respectively. Amortization expense for 2009, 2008, and 2007 was $198, $194, and $193, respectively. Total annual amortization expense for each of the next five years is approximately $190.

Intangible assets with indefinite lives consist of reacquired franchise rights acquired in connec tion with the acquisitions of CRI and KRI.

8. Other Assets

Other assets include the following:

(amounts in $000s)	2009	2008
Capitalized software	$7,014	$7,681
Non-qualified plan investments	370	1,819
Other	692	742
Total other assets	$8,076	$10,242

Capitalized software costs are amortized on a straight-line basis over the estimated useful lives, which range from three to seven years. Related amortization is included in depreciation and amortization expense. Depreciation and amortization expense of capitalized software in 2009, 2008, and 2007 was $2,113, $1,832, and $1,992, respectively.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

9. Accrued Expenses

Accrued expenses include the following:

(amounts in $000s)	2009	2008
Salaries, wages, vacation, and severance	$8,963	$9,990
Taxes payable	13,579	12,393
Insurance accruals	5,455	6,374
Other	2,384	2,928
Total accrued expenses	$30,381	$31,685

Included in accrued expenses at September 30, 2009 and September 24, 2008 is a $1,129 payroll tax refund received from the Internal Revenue Service and deposited. Currently, there is uncertainty regarding whether we are entitled to the refund; therefore, we have not recognized the refund as income.

10. Other Long-term Liabilities

Other long-term liabilities include the following:

(amounts in $000s)	2009	2008
Deferred rent expense	$3,725	$3,099
Non-qualified plan liability	370	1,809
Deferred gain on sale-leaseback transactions	1,357	1,029
Liability for uncertain tax positions	1,470	953
Deferred compensation	482	549
Total other long-term liabilities	$7,404	$7,439

11. Income Taxes

Our fiscal year 2009 effective income tax rate decreased to 16.2% from 33.9% in the prior fiscal year. The prior fiscal year’s effective tax rate was higher primarily due to the proportion ate effect of increased federal income tax credits when compared to annual pre-tax earnings (loss).

The components of the (benefit) provision for income taxes consist of the following:

(amounts in $000s)	2009	2008	2007
Current:
Federal	$(4,875)	$(9,109)	$2,036
State	(419)	(503)	1,510
Deferred	6,457	(2,193)	(483)
Total income taxes	$1,163	$(11,805)	$3,063
Reconciliation of effective income tax:
Tax at U.S. statutory rates (35%)	$2,517	$(12,175)	$5,205
State income taxes, net of federal benefit	615	(436)	967
Federal income tax credits	(2,339)	705	(3,734)
Share-based payments	289	351	608
Other	81	(250)	17
Total income taxes	$1,163	$(11,805)	$3,063

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

11. Income Taxes  – (continued)

Income taxes paid totaled $987 in fiscal year 2009, $576 in fiscal year 2008, and $11,686 in fiscal year 2007.

On September 27, 2007, we adopted certain provisions of FASB ASC Topic 740, Income Taxes. As a result of the implementation, we recognized an increase of $614 in the liability for unrec ognized tax benefits, which was accounted for as a reduction of $312 to retained earnings and an increase of $302 to deferred taxes as of the adoption date.

As of September 30, 2009, we had approximately $1,470 of unrecognized tax benefits, includ ing approximately $265 of interest and penalties, which are included in other long-term liabilities in the Consolidated Statement of Financial Position. During fiscal year 2009, we recognized approximately $89 in potential interest and penalties associated with uncertain tax positions. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. Of the $1,470 of unrecognized tax benefits, $893 would impact the effective income tax rate if recognized.

The following table summarizes the Company’s unrecognized tax benefits, excluding interest and penalties:

(amounts in $000s)
September 27, 2007	$1,048
Gross increases – prior period tax positions	5
Lapse of statute of limitations	(280)
September 24, 2008	773
Gross increases – current period tax positions	38
Gross increases – prior period tax positions	401
Lapse of statute of limitations	(7)
September 30, 2009	$1,205

We file income tax returns which are periodically audited by various federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2005. We believe we have certain state income tax expo sures related to fiscal years 2005 and 2006. Due to the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $232 within 12 months.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

11. Income Taxes  – (continued)

Deferred tax assets and liabilities are determined based on differences between financial report ing and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our net deferred tax asset (liability) consists of the following:

(amounts in $000s)	2009	2008
Deferred tax assets:
Insurance reserves	$1,801	$1,284
Share-based payments	1,138	935
Compensation accruals	823	862
Gift card accruals	450	408
State net operating loss credit carryforward	534	525
Other	1,064	909
Total deferred tax assets	5,810	4,923
Deferred tax liabilities:
Fixed asset basis difference	10,650	3,491
Other	638	381
Total deferred tax liabilities	11,288	3,872
Net deferred tax (liability) asset	(5,478)	1,051
Less current portion	3,910	3,260
Long-term liability	$(9,388)	$(2,209)

The receivables line of the balance sheet includes income tax receivables of $3,758 and $11,352 as of September 30, 2009 and September 24, 2008, respectively.

12. Leased Assets and Lease Commitments

Steak n Shake and SIC lease certain physical facilities under non-cancelable lease agreements. Steak n Shake restaurant leases typically have initial terms of 18 to 25 years and renewal terms aggregating 20 years or more. These leases require Steak n Shake to pay real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated but are subleased to third parties, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $4,839 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to the finance obligations and capital leases as of September 30, 2009, is as follows: $75,001 buildings, $63,808 land, $30,599 land and leasehold improvements, $607 equipment and $50,660 accumulated depreciation. At September 30, 2009, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

12. Leased Assets and Lease Commitments  – (continued)

(amounts in $000s)				Operating Leases
Year	Financial Obligations	Capital Leases	Total	Operating Property	Non- Operating Property
2010	$14,251	$108	$14,359	$11,723	$433
2011	15,366	61	15,427	12,149	469
2012	15,229	47	15,276	11,579	429
2013	15,028	48	15,076	11,321	412
2014	14,378	48	14,426	10,467	367
After 2014	49,106	358	49,464	85,793	2,654
Total minimum future rental payments	123,358	670	124,028	$143,032	$4,764
Less amount representing interest	73,918	226	74,144
Total principal obligations under leases	49,440	444	49,884
Less current portion	4,261	78	4,339
Non-current principal obliga tions under leases	45,179	366	45,545
Residual value at end of lease term	84,531	—	84,531
Obligations under leases	$129,710	$366	$130,076

During fiscal year 2009, Steak n Shake sold two restaurants to a third party and simultaneously entered into a lease for each property. In conjunction with the first sale-leaseback transaction, net proceeds of $2,005 were received. This transaction resulted in a gain of $431, which was deferred and is being amortized over the life of the lease. The second sale-leaseback generated proceeds of $1,592. The second transaction has been accounted for as financing and therefore, no gain has been recognized.

During fiscal year 2008, Steak n Shake sold eleven restaurants to a third party and simulta neously entered into a lease for each property. In conjunction with this sale-leaseback transaction, net proceeds of $15,993 were received. The total net book value of the assets sold was $14,895, inclusive of an impairment charge of $477 relating to three of the properties whose net book values exceeded their fair values. This transaction resulted in a gain of $1,101, which was deferred and is being amortized over the life of the leases.

One of the 2009 and all of the 2008 leases have been classified as operating. The total of future minimum lease payments to be made under the terms of the sale-leaseback agreement is $29,074. Minimum lease payments due for fiscal years 2010, 2011, 2012, 2013, 2014, and thereafter are $1,384, $1,533, $1,557, $1,582, $1,616, and $21,402, respectively.

In fiscal year 2007 Steak n Shake received net proceeds from sale-leaseback transactions aggre gating $800. As the underlying leases included certain provisions that resulted in our continuing involvement in the assets sold, we have accounted for the transactions as financings.

Contingent rent totaling $783 in fiscal year 2009, $625 in fiscal year 2008, and $900 in fiscal year 2007 is recorded in rent expense in the accompanying Consolidated Statement of Operations.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

13. Debt

Revolving Credit Facility

As of September 30, 2009, Steak n Shake’s Revolving Credit Facility (“Facility”) allows it to borrow up to $20,000, bears interest based on LIBOR plus 275 basis points, and is scheduled to expire February 15, 2011. At September 30, 2009, outstanding borrowings under the Facility were $18,500 at an interest rate of 3.3%. At September 24, 2008, outstanding borrowings under the Facility were $14,180 at an interest rate of 5.2%. We had $522 and $848 in standby letters of credit outstanding as of September 30, 2009 and September 24, 2008, respectively.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios as well as restrict the amount of distributions to the parent company. Additionally, the Facility is guaran teed by the Company and two Steak n Shake subsidiaries. The Company will be held as a guarantor until Steak n Shake produces audited financial statements. Steak n Shake was in compliance with all covenants under the Facility as of September 30, 2009.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, chattel paper, software, and all other personal property.

Senior Note Agreement

As of September 24, 2008, we had outstanding borrowings under the Senior Note Agreement and Private Shelf Facility (the “Senior Note Agreement”) totaling $16,429.

During fiscal year 2009, we prepaid in full all obligations due on the Senior Note Agreement. As a result of these prepayments, we incurred $1,042 in prepayment penalties, which are included in interest expense in the Consolidated Statement of Operations.

The carrying amounts for debt reported in the Consolidated Statement of Financial Position do not differ materially from their fair market values at September 30, 2009, due to the market based, variable interest rates.

Other Debt

Steak n Shake has one note in the amount of $68 outstanding on a property in Jonesboro, Arkansas as of September 30, 2009. Regular principal payments during fiscal years 2010 through 2013 are as follows: $18, $22, $24, and $4, respectively.

Interest

Interest capitalized in connection with financing additions to property and equipment amounted to $0, $231, and $660 in 2009, 2008, and 2007, respectively. Interest paid on debt amounted to $2,861 in 2009, $2,676 in 2008, and $2,418 in 2007. Interest paid on obligations under leases was $11,010, $11,460, and $11,962 in 2009, 2008, and 2007, respectively.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

14. Related Party Transactions

On August 13, 2009, the Company and Western jointly announced the execution of a non- binding Letter of Intent relating to a proposed merger of Western into a wholly-owned subsidiary of the Company. Sardar Biglari, our Chairman and Chief Executive Officer, serves as the Chairman and Chief Executive Officer of Western. In connection with this proposed merger, the Company incurred approximately $632 in acquisition related costs which we expensed in 2009. See also Note 22.

On August 6, 2008, our Board of Directors agreed to reimburse Western and the Lion Fund L.P. (“Lion Fund”) for $500 in expenses related to their successful 2008 proxy contest. Our Chair man and Chief Executive Officer, Mr. Biglari also serves as the Chairman and Chief Executive Officer of the Lion Fund.

15. Common Stock Plans

We maintain stock-based compensation plans which allow for the issuance of incentive stock options, non-qualified stock options, and restricted stock to officers, other key employees, and to members of the Board of Directors. We also maintain an Employee Stock Purchase Plan (the “ESPP”) that allows all eligible employees to purchase shares of stock at a discounted price. We generally use treasury shares to satisfy the issuance of shares under these stock-based compensation plans. We utilize the fair value recognition provisions of FASB ASC paragraph 718-10-55-10, Fair-Value-Based Instruments in a Share-Based Transaction. This guidance applies to all awards granted after the effective date and to modifications, repurchases or cancel lations of existing awards. Additionally, under the modified prospective method of adoption, we recognize compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards for pro forma disclosures.

Certain of our stock-based compensation plans allow early vesting when an employee reaches retirement age and ceases continuous service. Awards granted after September 28, 2005 require acceleration of compensation expense through an employee’s retirement age, whether or not the employee is expected to cease continuous service on that date. For awards granted on or before September 28, 2005, we accelerate compensation expense only in cases where a retirement eligible employee is expected to cease continuous service prior to an award’s vesting date.

The weighted average fair value of shares granted during the years ended September 30, 2009, September 24, 2008, and September 26, 2007 was $1.65, $4.18, and $6.12, respectively. We estimate the fair value of each grant using the Black-Scholes option-pricing model. Expected volatilities are generally based on historical volatility of our stock. We use historical data to estimate the expected life, and groups of employees that have similar historical behaviors are considered separately for valuation purposes. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimate. The fair value estimates are based on the following weighted average assumptions:

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

15. Common Stock Plans  – (continued)

	2009	2008	2007
Risk-free interest rate	4.3%	4.3%	5.3%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	31.8%	54.6%	28.1%
Expected life in years	5.0 years	6.0 years	5.3 years

Restricted Stock Plans

On March 7, 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provides for grants of stock-based awards for up to 900,000 shares of common stock with a maximum of 700,000 shares which may be issued as restricted stock. These restricted stock awards are restricted for a period and are forfeited to us if the grantee is not employed (except for reasons of retirement, permanent disability or death) at the end of the vesting period. Awards of restricted stock are valued at 100% of market value at the date of grant. The total value of the stock grant (based upon the market value at the date of the grant) is amortized to compensation expense ratably over the vesting period. The total number of shares of restricted stock granted under the 2008 Plan for which restrictions have not lapsed was 136,896 at September 30, 2009. At September 30, 2009, 398,058 shares were reserved for future grants. 84,820 shares have vested under the 2008 Plan to date. The average remaining period for which restrictions had not lapsed at September 30, 2009 was 1.60 years.

The 2007 Non-Employee Director Restricted Stock Plan (the “2007 Plan”) provided for tandem awards of Common Stock (restricted shares) and book units of up to 20,000 shares and related units. These awards are restricted for a period of three years and are returnable to us if the grantee is not serving as a Director of the Company (except for reasons of retirement, perma nent disability or death) at the end of the period. The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share of the common stock and dividends paid per share during the period, as adjusted for stock dividends/splits. The total value of the stock grant (based upon market value at the date of the grant) is amortized to compensation expense ratably over the three-year period. There are no shares and book units granted under the 2007 Plan for which restrictions have not lapsed at September 30, 2009. Since the 2007 Plan was replaced by the 2008 Plan, no shares are reserved for future grants under the 2007 Plan. 1,500 shares have vested under this Plan to date.

The 1997 Capital Appreciation Plan (the “1997 Plan”) provided for tandem awards of Common Stock (restricted shares) and book units of up to 1,067,187 shares and related units. These awards are restricted for a period of three years and are forfeited to us if the grantee is not employed (except for reasons of retirement, permanent disability or death) at the end of the period. The stock is valued at 100% of market value at the date of grant, and the book units, which are granted in an equal number to the shares of stock, provide for a cash payment at the end of the three-year period equal to the sum of the net change in book value per share of the common stock and dividends paid per share during the period, as adjusted for stock dividends/splits. The total value of the stock grant (based upon market value at the date of the grant) is amortized to compensation expense ratably over the three-year period. The total num ber of shares and book units granted under the 1997 Plan for which restrictions have not lapsed was 44,750 at September 30, 2009. Since the 1997 Plan was replaced by the 2008 Plan, no shares are reserved for future grants under the 1997 Plan. The total fair value of shares vested during the years ended September 30, 2009, September 24, 2008, and September 26, 2007 was

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

15. Common Stock Plans  – (continued)

$1,149, $1,832, and $1,739, respectively. The average remaining period for which restrictions had not lapsed at September 30, 2009 was 0.35 years.

The amount charged to expense under these plans was $890 ($543, net of tax) in 2009, $522 ($324, net of tax) in 2008, and $779 ($483, net of tax) in 2007. Total unrecognized compensa tion cost at September 30, 2009 was $627. Significant forfeitures of restricted shares resulting from the departure of several senior leaders caused reversals of previously recognized compen sation expense of $317 ($193 net of tax), $404 ($250, net of tax), and $1,495 ($927, net of tax) in fiscal years 2009, 2008, and 2007, respectively. These forfeitures had not been contemplated in our estimated forfeiture rate.

The following table summarizes the restricted stock activity under the plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at September 24, 2008	275,550	$11.43
Granted	119,116	6.21
Forfeitures	(92,800)	10.50
Vested	(120,220)	9.56
Nonvested shares at September 30, 2009	181,646	$9.73

Employee Stock Option Plans

The 2008 Plan also provides for awards in the form of options to purchase shares of common stock. Options granted in 2009 under the 2008 Plan are exercisable as to 20% on each anniver sary of the date of grant until fully exercisable at the end of their five year term. All options issued in the current year were at $10 which exceeded the market price on the date of grant. Options granted in 2008 under the 2008 Plan are exercisable as to 25% on each anniversary of the date of grant until fully exercisable. The options expire ten years from the date of the grant and are issued with an exercise price equal to the fair market value of a share of common stock on the date of grant. Options are granted under the 2008 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors. As of September 30, 2009, 296,270 options have been granted under the 2008 Plan and 398,058 shares are available for future issuance. These are the same shares available for future issuance referenced in the Restricted Stock Plan disclosure.

The 2006 Employee Stock Option Plan (the “2006 Plan”) provided for the granting of up to 750,000 shares of common stock plus the number of shares that are subject to awards granted thereunder that terminate or expire or are cancelled, forfeited, exchanged or surrendered during the term of the 2006 Plan without being exercised or fully vested. Options granted under the 2006 Plan are exercisable as to 25% on each anniversary of the date of grants until fully exer cisable. The options expire ten years from the date of the grant and are issued with an exercise price equal to the fair market value of a share of common stock on the date of grant. Options are granted under the 2006 Plan to officers and key employees selected by the Compensation Committee of the Board of Directors. As of September 30, 2009, 116,750 options have been granted under the 2006 Plan. The 2006 Plan was replaced by the 2008 Plan and as a result, no shares are reserved for future grants under the 1997 Plan.

The 1997 Employee Stock Option Plan as amended (the “1997 Plan”) provided for the grant ing of up to 1,745,313 stock options. Options granted under the 1997 Plan through 2005 are

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

15. Common Stock Plans  – (continued)

exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire either five or ten years from the date of grant and are issued with an exercise price equal to the fair market value of the underlying stock on the date of grant. Options are granted under the 1997 Plan to officers and key employ ees selected by the Compensation Committee of the Board of Directors. As of September 30, 2009, 1,272,440 options have been granted under the 1997 Plan. The 1997 Plan was replaced by the 2008 Plan and as a result, no shares are reserved for future grants under the 1997 Plan.

Non-Employee Director Stock Option Plans

Our Non-Employee Director Stock Option Plans provide for the grant of non-qualified stock options at a price equal to the fair market value of the common stock on the date of the grant. Options outstanding under each plan through fiscal year 2005 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. Options outstanding that were issued in fiscal year 2006 or later are exercisable as to 25% on each anniversary of the date until fully exercisable. The options expire five years from the date of grant. At September 30, 2009, 274,000 options have been granted under the Non-Employee Director Stock Option Plans. The Non-Employee Director Stock Option Plans were replaced by the 2008 Plan and as a result, no shares are reserved for future grants under the Non-Employee Director Stock Option Plans.

The following table summarizes the options activity under all of our Stock Option Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 24, 2008	1,096,001	$14.56
Granted	110,000	10.00
Exercised	(15,350)	7.48
Canceled or forfeited	(501,527)	14.56
Outstanding at September 30, 2009	689,124	14.00	5.51 years	$1,053
Vested or expected to vest at September 30, 2009	642,556	14.13	5.44 years	955
Exercisable at September 30, 2009	365,651	$16.53	4.18 years	$254

During fiscal years 2009, 2008, and 2007, $758 ($714, net of tax), $976 ($915, net of tax) and $1,735 ($1,076, net of tax), respectively, was charged to expense related to the stock option plans. The total intrinsic value of options exercised during the years ended September 30, 2009, September 24, 2008, and September 26, 2007 was $57, $78, and $771, respectively. Total unrecognized stock option compensation cost at September 30, 2009 was $953 and is expected to be recognized over a weighted average period of 2.03 years.

Employee Stock Purchase Plan

Under the ESPP, a maximum of 1,852,545 shares of common stock are available for issuance to all eligible employees as determined by the Board of Directors subject to a limitation of 150,000 shares per year. Unissued shares in any given calendar year are available to increase the annual maximum number of shares issuable in subsequent years. Employees may purchase shares of common stock through payroll deductions ranging from 2% to 10% of compensation up to a maximum fair market value of $10 or a maximum purchase of 1,000 shares per year,

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

15. Common Stock Plans  – (continued)

whichever is less, within the limitations of the offering. Prior to second quarter of fiscal year 2009, shares were purchased at a 15% discount from the lesser of the share price on the first or last day of the year. Beginning with the second quarter of 2009, shares are purchased on a quarterly basis at a 15% discount from the share price on the last day of the quarter. Shares purchased under the ESPP were 150,790 in 2009, 108,367 in 2008, and 86,773 in 2007. During fiscal years 2009, 2008, and 2007, $153, $488, and $441 were charged to expense related to the ESPP, respectively.

16. Restructuring

During fiscal year 2008, same-store sales declined while certain restaurant operating costs, such as food costs and labor rates, increased. As a result, prior management approved a comprehen sive cost reduction plan. The majority of planned cost reductions were achieved through headcount reductions in the field and at the corporate offices. In order to execute the compre hensive plan, during fiscal year 2008, we incurred restructuring expenses of $790 related to corporate headcount reductions, which were recorded in general and administrative expense in the Consolidated Statement of Operations. Of the $790 accrual, $431 had been paid prior to September 24, 2008, while the remaining $359 was paid in fiscal year 2009.

Similarly, during fiscal year 2007 we incurred approximately $2,221 in restructuring expenses. We also reversed $1,495 of previously recognized compensation expense related to stock awards that will not vest in the future. Of the total accrued, $46 was paid in the fourth quarter of fiscal year 2007 and $2,162 was paid in fiscal year 2008. The remaining $13 was paid in the first quarter of fiscal year 2009.

The following table summarizes all restructuring-related severance accruals and payments during fiscal years 2008 and 2009:

(amounts in $000s)
September 26, 2007 accrual balance	$2,175
Fiscal 2008 accruals	790
4th quarter 2008 payments	(2,593)
September 24, 2008 accrual balance	372
Fiscal 2009 accruals	121
Fiscal 2009 payments	(493)
September 30, 2009 accrual balance	$—

Other restructuring charges resulted from the change in strategic direction our current manage ment enacted during the fourth quarter of fiscal year 2008. We recognized $3,626 of pre-tax, non-cash write-offs related to the decision to forgo certain planned initiatives, including soft ware projects and a new restaurant opening. We also incurred, on a pre-tax basis, $355 of incremental repairs and maintenance expense, $500 in proxy-related fees, and $435 in consult ing fees for a fixed asset tax study.

In addition to our restructuring charges, we also recorded severance accruals in fiscal years 2009 and 2008 related to the departure of former executives. The severance is being paid out according to the terms of the executives’ agreements. Of the total $1,599 severance accrued for executives in fiscal year 2008, $1,125 was paid in 2008, and the remaining $474 was paid in fiscal year 2009. Of the $223 severance accrued in fiscal year 2009, $106 was paid in fiscal 2009, and the remaining $117 will be paid in the first and second quarters of fiscal year 2010.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

17. Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liabil ity, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

18. Fair Value of Financial Assets and Liabilities

The fair value framework as established in ASC paragraph 820-10-50-2 requires the categoriza tion of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair values, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2009, the fair values of financial assets were as follows:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$32,794	$—	$32,794
Investments	3,001	—	—	3,001
Non-qualified deferred compensa tion plan investments	370	—	—	370
Total assets at fair value	$3,371	$32,794	$—	$36,165

There were no financial liabilities measured at fair value as of September 30, 2009. There were no changes in our valuation techniques used to measure fair value on a recurring basis.

19. Noncontrolling Interest

During the fourth quarter of 2009, Steak n Shake finalized an agreement with a former employee to operate three Steak n Shake locations in the Tallahassee, Florida market. A new company, Steak n Shake of Tallahassee, a majority owned subsidiary of the registrant, was formed and Steak n Shake contributed the net assets of the three store locations. Capital totaling $727 was contributed by our former employee, of which $577 was financed through a 20-year note payable to Steak n Shake. The note receivable by Steak n Shake is not reflected in the balance sheet as it is a direct offset to the former employee’s noncontrolling interest. In exchange for his contribution and managerial services, our former employee received a 27% ownership interest in the new company and will be entitled to receive cash profit distributions equal to 49% of the profits earned by the three locations, as defined by the terms of the agree ment. Additionally, we have the option of purchasing the noncontrolling interest for a price equal to the former employees initial cash contribution plus any principal payments made on the note.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

20. Supplemental Disclosures of Cash Flow Information

During fiscal year 2009, we issued 119,116 shares of restricted stock totaling $871, had lease retirements of $1,832, and had $780 of capital expenditures in accounts payable at year-end. During fiscal year 2008, we issued 238,500 shares of restricted stock totaling $1,785, had lease retirements of $317, and had $1,293 of capital expenditures in accounts payable at year-end. At September 24, 2008, we also had a receivable of $1,119 recorded relating to the sale of equip ment. During fiscal year 2007, we issued 178,050 shares of restricted stock totaling $3,023, had lease retirements of $1,282, and had $1,585 of capital expenditures in accounts payable at year-end.

21. Quarterly Financial Data (Unaudited)

(amounts in $000s except per share data)	First Quarter	Second Quarter	Third Quarter(3)	Fourth Quarter
For the year ended September 30, 2009 (53 weeks)(1)
Total revenues	$131,677	$189,029	$146,349	$159,987
Gross profit(2)	24,006	40,838	33,954	35,555
Costs and expenses	137,658	186,423	141,002	154,767
Earnings (loss) before income taxes	(5,981)	2,606	5,347	5,220
Net earnings (loss)	(3,440)	2,253	3,803	3,382
Basic earnings (loss) per common and com mon equivalent share	$(0.12)	$0.08	$0.13	$0.12
Diluted earnings (loss) per common and common equivalent share	$(0.12)	$0.08	$0.13	$0.12
For the year ended September 24, 2008 (52 weeks)(1)
Total revenues	$136,396	$190,487	$144,293	$138,885
Gross profit(2)	27,002	37,786	28,535	23,779
Costs and expenses	138,811	195,599	160,472	149,963
Loss before income taxes	(2,415)	(5,112)	(16,179)	(11,078)
Net loss	(1,187)	(2,810)	(9,797)	(9,185)
Basic loss per common and common equiva lent share	$(0.04)	$(0.10)	$(0.35)	$(0.32)
Diluted loss per common and common equiva lent share	$(0.04)	$(0.10)	$(0.35)	$(0.32)

(1)	Our fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively. In 2009, the fourth quarter includes 13 weeks.
(2)	We define gross profit as net sales less cost of sales and restaurant operating costs, which excludes depreciation and amortization.
(3)	In the third quarter of fiscal year 2008, we recognized a $14,089 pre-tax impairment charge ($8,735, net of tax), which had an impact of $0.31 per diluted share.

Notes to Consolidated Financial Statements
The Steak n Shake Company
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s except share and per share data)

22. Subsequent Events

On October 22, 2009, the Company jointly announced with Western that they had executed an agreement for a Western to merge into a wholly-owned subsidiary of the Company. If com pleted, the merger agreement currently provides for Steak n Shake to issue and deliver to Western stockholders subordinated debentures of Steak n Shake with a principal amount of $22,959, subject to adjustment as provided in the merger agreement. We have filed the appro priate documentation with the SEC related to this business combination.

Subsequent to year end, the Company determined to suspend, indefinitely, all future stock option grants under the 2008 Plan. Additionally, we terminated the 2009 Employee Stock Option Plan, under which no options had been granted to date.

The Board of Directors of the Company also, subsequent to year end, approved a 1-for-20 reverse stock split with an effective date of December 18, 2009. The Company’s stock will begin trading at the split-adjusted basis on December 21, 2009.

We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-K with the U.S. Securities and Exchange Commission on December 14, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of Septem ber 30, 2009.

On June 17, 2009, our Board of Directors approved resolutions granting our Chairman and Chief Executive Officer, Sardar Biglari, full power and authority to make all investment and capital allocation decisions on behalf of the Company. As a result, our internal controls have been updated as necessary to accommodate the modifications to our business processes and accounting procedures. There have been no other changes in our internal control over financial reporting that occurred during the fiscal year ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed on or before January 28, 2010, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will be contained in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed on or before January 28, 2010, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be contained in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed on or before January 28, 2010, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be contained in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed on or before January 28, 2010, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be contained in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed on or before January 28, 2010, and such information is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this report:

1.	Financial Statements.

The following consolidated financial statements of the Company are set forth in Part II, Item 8.

Reports of Independent Registered Public Accounting Firm
Management’s Report on Internal Control over Financial Reporting

Consolidated Statements of Financial Position at September 30, 2009 and Septem ber 24, 2008

For the years ended September 30, 2009, September 24, 2008, and September 26, 2007:

Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule I — Parent Company

Condensed Statements of Financial Position at September 30, 2009 and Septem ber 24, 2008

For the years ended September 30, 2009, September 24, 2008, and September 26, 2007:

Condensed Statements of Operations
Condensed Statements of Cash Flows

Other schedules have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

3.	A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2009.

The Steak n Shake Company
By:	/s/ Duane E. Geiger Duane E. Geiger Interim Chief Financial Officer, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indi cated, on December 14, 2009.

Signature	Title
/s/ Duane E. Geiger Duane E. Geiger	Interim Chief Financial Officer, Vice President and Controller (Principal Financial Officer and Principal Accounting Officer)
/s/ Sardar Biglari Sardar Biglari	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Philip Cooley Philip Cooley	Director
/s/ William J. Regan, Jr. William J. Regan, Jr.	Director
/s/ Dr. Ruth J. Person Dr. Ruth J. Person	Director
/s/ Dr. John W. Ryan Dr. John W. Ryan	Director

Condensed Statements of Financial Position

The Steak n Shake Company (Parent Company)
(Amounts in $000s, except share and per share data)

Schedule I

	September 30, 2009	September 24, 2008
Assets
Cash and cash equivalents	$39,986	$—
Investments	3,001	—
Investments in and advances to/from subsidiaries	248,874	283,579
Total assets	$291,861	$283,579
Liabilities and shareholders’ equity
Shareholders’ equity
Common stock – $0.50 stated value, 50,000,000 shares authorized – shares issued: 30,332,839	$15,166	$15,166
Additional paid-in capital	129,282	128,526
Retained earnings	167,731	161,733
Accumulated other comprehensive income	112	—
Treasury stock – at cost: 1,555,938 shares in 2009; 1,760,531 shares in 2008	(20,430)	(21,846)
Total shareholders’ equity	$291,861	$283,579

See accompanying Notes to Condensed Parent Company Financial Statements.

Condensed Statements of Operations

The Steak n Shake Company (Parent Company)
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s)

Schedule I (continued)

	2009 (53 Weeks)	2008 (52 Weeks)	2007 (52 Weeks)
Income
Undistributed earnings (loss) from subsidiar ies, net	$7,279	$(21,689)	$13,819
Other income	9	—	—
Total revenues	7,288	(21,689)	13,819
Costs and expenses
General and administrative	1,564	1,464	2,176
Income tax benefit	(274)	(174)	(165)
Net earnings (loss)	$5,998	$(22,979)	$11,808

See accompanying Notes to Condensed Parent Company Financial Statements.

Condensed Statements of Cash Flows

The Steak n Shake Company (Parent Company)
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s)

Schedule I (continued)

	2009 (53 Weeks)	2008 (52 Weeks)	2007 (52 Weeks)
Operating activities
Net earnings (loss)	$5,998	$(22,979)	$11,808
Adjustments to reconcile net earnings (loss) to net cash:
Undistributed (earnings) loss of subsidiaries	(7,279)	21,689	(13,819)
Other	238	323	80
Net cash used in operating activities	(1,043)	(967)	(1,931)
Investing activities
Investments in and advances to/ from subsidiaries	43,152	(174)	(165)
Purchases of investments	(3,047)	—	—
Sales of investments	230	—	—
Net cash provided by (used in) investing activities	40,335	(174)	(165)
Financing activities
Proceeds from exercise of stock options	2	138	660
Excess tax benefits from stock-based awards	40	10	202
Repurchase of employee shares for tax withholding	(203)	(11)	—
Proceeds from employee stock purchase plan	855	1,004	1,234
Net cash provided by financing activities	694	1,141	2,096
Increase in cash and cash equivalents	39,986	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$39,986	$—	$—

See accompanying Notes to Condensed Parent Company Financial Statements.

Notes to Condensed Financial Statements
The Steak n Shake Company (Parent Company)
(Years ended September 30, 2009, September 24, 2008, and September 26, 2007)
(Amounts in $000s)

1. Basis of Presentation

The Company’s financial information has been derived from the consolidated financial state ments and should be read in conjunction with the consolidated financial statements included in this Form 10-K. The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

2. Related Party Transactions

During 2009, our wholly-owned subsidiary entered into a Credit Agreement for which we, along with two other subsidiaries, serve as collective guarantors (the “Guarantors”). As of September 30, 2009, the unpaid balance of subsidiary debt guaranteed by the Guarantors was approximately $18,500. The guaranty is an unconditional prompt payment when due, of all present and future payment obligations. The Company’s guarantee will be lifted upon the deliv ery of Steak n Shake’s audited financial statements to the bank.

Additionally, the Credit Agreement imposes restrictions on the ability of our subsidiary to transfer funds to the Parent through intercompany loans, distributions, or dividends. The distri bution restriction may vary based on a modified fixed charge coverage ratio as defined in the Credit Agreement.

3. Income Taxes

Federal income taxes are paid based on the consolidated results of The Steak n Shake Company.

4. Subsequent Events

See Note 22 of Notes to the Consolidated Financial Statements for a description of subsequent events.

INDEX TO EXHIBITS

Exhibit Number	Description
3.01	Amended and Restated Articles of Incorporation of The Steak n Shake Company, filed March 27, 2002. (Incorporated by reference to the Registrant’s definitive Proxy Statement dated December 19, 2001, related to the 2002 Annual Meeting of Share holders).
3.02	By-laws of the Company, amended effective July 1, 2009. (Incorporated by reference to Exhibit 3.01 to the Registrant’s Quarterly Report on From 10-Q for the fiscal quarter ended July 1, 2009).
4.01	Specimen certificate representing Common Stock of The Steak n Shake Company. (Incorporated by reference to Exhibit 4.01 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 11, 2001).
4.02	Amended and Restated Note Purchase and Private Shelf Agreement by and between The Steak n Shake Company and The Prudential Insurance Company of America dated as of September 20, 2002 related to the $75,000,000 senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.02 to the Registrant’s Annual Report on Form 10-K for the year ended September 25, 2002).
4.03	Amendment No. 1 to Amended and Restated Note Purchase Agreement by and between The Steak n Shake Company and The Prudential Insurance Company of America dated as of December 18, 2002 related to the $75,000,000 senior note agreement and private shelf facility. (Incorporated by reference to Exhibit 4.03 to the Registrant’s Annual Report on Form 10-K for the year ended September 25, 2002).
4.05	Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 16, 2001, relating to a $30,000,000 revolv ing line of credit. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2001).
4.06	First Amendment to Credit Agreement by and Between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated October 17, 2002 relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended September 25, 2002).
4.07	Second Amendment to Credit Agreement by and Between The Steak n Shake Com pany and Fifth Third Bank, Indiana (Central) dated December 18, 2002 relating to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended September 25, 2002).
4.08	Amendment No. 2 dated May 21, 2003 to the Amended and Restated Note Purchase and Private Shelf Agreement dated September 20, 2002. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2003).
4.09	Third Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated May 22, 2003 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.17 to the Regis trant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2003).
4.10	Amendment No. 3 dated September 17, 2003 to the Amended and Restated Note Purchase and Private Shelf Agreement dated September 20, 2002. (Incorporated by reference to Exhibit 4.10 to the Registrant’s Annual Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).

Exhibit Number	Description
4.11	Fourth Amendment to Credit Agreement by and between The Steak n Shake Com pany and Fifth Third Bank, Indiana (Central) dated December 29, 2004 related to a $30,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 26, 2005).
4.12	Fifth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated December 29, 2004 related to a $50,000,000 revolving line of credit. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 26, 2005).
4.13	Amendment No. 4 to the Amended and Restated Note Purchase and Private Shelf Agreement dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated November 2, 2006).
4.14	Sixth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated September 11, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 15, 2006).
4.15	Amendment to Note Purchase and Private Shelf Agreement to extend maturity date to September 30, 2008 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed November 17, 2005).
4.16	Senior Note Agreement with Prudential Insurance Company of America dated Octo ber 27, 2006. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated November 2, 2006).
4.17	Senior Note Agreement with Pruco Life Insurance Company dated October 27, 2006. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated November 2, 2006).
4.18	Senior Note Agreement with United Omaha Life Insurance Company dated Octo ber 27, 2006. (Incorporated by reference to Exhibits to the Registrant’s Current Report on Form 8-K, dated November 2, 2006).
4.19	Amendment No. 5 to the Amended and Restated Note Purchase and Private Shelf Agreement dated October 30, 2007. (Incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2007 filed on December 10, 2007).
4.20	Amendment No. 6 to the Amended and Restated Note Purchase and Private Shelf Agreement dated December 5, 2007. (Incorporated by reference to Exhibit 4.20 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2007 filed on December 10, 2007).
4.21	Seventh Amendment to Credit Agreement by and between The Steak n Shake Com pany and Fifth Third Bank, Indiana (Central) dated December 7, 2007. (Incorporated by reference to Exhibit 4.21 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2007 filed on December 10, 2007).
4.22	Amendment No. 7 to the Amended and Restated Note Purchase and Private Shelf Agreement dated May 16, 2008. (Incorporated by reference to Exhibit 4.01 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).
4.23	Eighth Amendment to Credit Agreement by and between The Steak n Shake Com pany and Fifth Third Bank, Indiana (Central) dated May 16, 2008. (Incorporated by reference to Exhibit 4.02 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).

Exhibit Number	Description
4.24	Amendment No. 8 to the Amended and Restated Note Purchase and Private Shelf Agreement dated August 11, 2008. (Incorporated by reference to Exhibit 4.02 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2008).
4.25	Ninth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated August 6, 2008. (Incorporated by reference to Exhibit 4.01 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2008).
4.26	Amendment No. 9 to the Amended and Restated Note Purchase and Private Shelf Agreement dated November 21, 2008. (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 21, 2008).
4.27	Tenth Amendment to Credit Agreement by and between The Steak n Shake Company and Fifth Third Bank, Indiana (Central) dated November 21, 2008. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2008).
10.01*	Letter from the Registrant to Alan B. Gilman dated June 27, 1992. (Incorporated by reference to Exhibit 19.13 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1992.
10.02*	Retirement Agreement by and between S. Sue Aramian and the Registrant dated August 15, 2001. (Incorporated by reference to Exhibit 10.05 to the Registrant’s Annual Report on Form 10-K for the year ended September 26, 2001).
10.04*	Consolidated Products, Inc. 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant’s definitive Proxy Statement dated December 24, 1996 related to the 1997 Annual Meeting of Shareholders).
10.05*	Amendment No. 1 to The Steak n Shake Company’s (formerly Consolidated Products, Inc.) 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant’s definitive Proxy Statement dated December 19, 2001 related to the 2002 Annual Meeting of Shareholders).
10.06*	Form of option agreement related to 2000 Non-employee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 5, 2000).
10.07*	Form of option agreement related to 2002 Non-employee Director Stock Option Program and schedule relating thereto. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended Decem ber 19, 2001).
10.09*	The Steak n Shake Company’s 2003 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended September 24, 2003).
10.10*	The terms of severance arrangements with Peter M. Dunn are set forth in and incor porated by reference to the Registrant’s Current Report on Form 8-K, dated August 22, 2007.
10.11*	The Steak n Shake Company Amended and Restated 1997 Capital Appreciation Plan. (Incorporated by reference to the Appendix to the Registrant’s definitive Proxy State ment dated December 19, 2003 related to the 2004 Annual Meeting of Shareholders).

Exhibit Number	Description
10.12*	The Steak n Shake Company 2004 Director Stock Option Plan. (Incorporated by reference to the Appendix to the Registrant’s definitive Proxy Statement dated December 19, 2003 related to the 2004 Annual Meeting of Shareholders).
10.13*	Form of The Steak n Shake Company Capital Appreciation Agreement. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).
10.14*	Form of The Steak n Shake Company Stock Option Agreement. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).
10.16*	The Steak n Shake Non Qualified Savings Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 22, 2004.)
10.17	Multiple Unit Franchise Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 27, 2005.)
10.18	Contract for Purchase and Sale of Real Estate (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 27, 2005).
10.19	Personal Property Sales Agreement (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 27, 2005.)
10.20	Assignment and Assumption Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed September 27, 2005).
10.21*	The Steak n Shake 2005 Director Stock Option Plan (Incorporated by reference to Appendix B to 2004 Proxy Statement dated December 20, 2004 related to the 2005 Annual Meeting of Shareholders).
10.22*	Employment Agreement for Wayne Kelley (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 29, 2004).
10.24*	2006 Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2006).
10.25*	2006 Incentive Bonus Plan (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2006).
10.26*	Form of Incentive Stock Option Agreement (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 8, 2006).
10.27*	Amendment to Employment Agreement between Wayne Kelley and Steak n Shake Operations, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 24, 2006).
10.31*	Form of Change in Control Benefits Agreement dated November 7, 2007 with Jeffrey A. Blade, Duane E. Geiger, Alan B. Gilman, Omar Janjua, David C. Milne, Thomas Murrill, Steven M. Schiller and J. Michael Vance.
10.32*	Severance and General Release Agreement dated September 17, 2007 with Gary Walker.
10.33*	Change in Control Agreement dated November 7, 2007 with Gary T. Reinwald.
10.34*	Amendment to 1997 Capital Appreciation Plan, as Revised in 2002 and 2007.

Exhibit Number	Description
10.35*	Form of Indemnity Agreement entered into on October 9, 2007 with the following Officers and Directors of the Company: Jeffrey A. Blade, Duane E. Geiger, Alan B. Gilman, Omar Janjua, David C. Milne, Thomas Murrill, Gary T. Reinwald, Steven M. Schiller, J. Michael Vance, Geoff Ballotti, Wayne Kelley, Charles Lanham, Ruth Person, John W. Ryan, J. Fred Risk, Steven M. Schmidt, Edward Wilhelm, and James Williamson, Jr.
10.36*	Form of First Amendment to Change in Control Agreement dated November 7, 2007 entered into on April 22, 2008 with Gary T. Reinwald. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2008).
10.37*	Form of Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).
10.38*	Form of 2008 Equity Incentive Plan Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).
10.39*	First Amendment dated April 22, 2008 to Change in Control Benefits Agreement dated November 7, 2007 entered into with Duane Geiger. (Incorporated by reference to Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).
10.40*	Resignation Agreement and Complete General Release between The Steak n Shake Company and Jeffrey A. Blade dated July 11, 2008. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 11, 2008).
10.41*	Resignation Agreement and Complete General Release between The Steak n Shake Company and Steven C. Schiller dated July 23, 2008. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2008).
10.42*	Credit Agreement between Steak n Shake Operations, Inc. and Fifth Third Bank, dated as of September 30, 2009 (Incorporated by reference to Exhibit 10.1to the Registrant’s Current Report on Form 8-K dated September 30, 2009).
14.01	Code of Conduct, dated August 19, 2009.
21.01	Subsidiaries of the Registrant.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.01	Section 1350 Certifications.

*	Indicates management contract or compensatory plans or arrangements required to be filed as an Exhibit.