Form 10-K/A
STEAK & SHAKE CO
filed 2010-01-28
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

Commission file number 0-8445

THE STEAK N SHAKE COMPANY
(Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

175 East Houston Street, Suite 1300
San Antonio, Texas	78205
(Address of principal executive offices)	(Zip Code)
(317) 633-4100
Registrant's telephone number, including area code

Securities registered pursuant to Sec. 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, stated value $.50 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☒
Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 8, 2009 was approximately $210,380,023 based on the closing stock price of $168.80 per share on that day as adjusted for the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.

The number of shares of Common Stock outstanding at December 10, 2009 was 1,438,570 as adjusted for the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of The Steak n Shake Company (“we”, “us”, “our”, or the “Company”) for the fiscal year ended September 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2009 (the “Original Filing”).  Since we will not file our definitive proxy statement within 120 days of our fiscal year ended September 30, 2009, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part III of this Form 10-K/A.  Additionally, this  Form 10-K/A, except for the additional information included in Part III, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers
The following table sets forth information regarding our executive officers:

Name	Age	Position with Company	Since

Sardar Biglari(1)	32	Chief Executive Officer-
		The Steak n Shake Company	2008
		Steak n Shake Enterprises, Inc.	2008
		Steak n Shake Operations, Inc.	2008
		Executive Chairman -
		The Steak n Shake Company	2008
		Steak n Shake Enterprises, Inc.	2008
		Steak n Shake Operations, Inc	2008

Duane E. Geiger	47	Interim Chief Financial Officer-
		The Steak n Shake Company	2008
		Steak n Shake Enterprises, Inc.	2008
		Steak n Shake Operations, Inc.	2008
		Controller -
		The Steak n Shake Company	2004
		Steak n Shake Enterprises, Inc.	2006
		Steak n Shake Operations, Inc.	2004
		Vice President -
		The Steak n Shake Company	1995
		Steak n Shake Enterprises, Inc.	2006
		Steak n Shake Operations, Inc.	1995

(1) Member of the Board of Directors of the Company

Mr. Biglari was elected Executive Chairman of the Board in June 2008 and appointed Chief Executive Officer in August 2008 following his election to the Board of Directors at the 2008 Annual Meeting of Shareholders. In addition, Mr. Biglari serves as the Chairman and Chief Executive Officer of Biglari Capital Corp., the general partner of the Lion Fund L.P., a private investment fund, since its inception in 2000. He has also served as the Chairman of the Board of Western Sizzlin Corp., since 2006 and as its Chief Executive Officer since 2007.

Mr. Geiger was named Interim Chief Financial Officer in July 2008.  He has also served as Vice President, Controller since 2004 and in various other positions with the Company since 1993.

Our executive officers are appointed annually by the Board of Directors, or at such interim times as circumstances may require.

Directors
Our Board of Directors currently consists of five members, each of whom is elected to serve one year, or until his or her successor is duly chosen and qualified, or until he or she resigns or is removed.

Name	Age	Director Since	Business Experience
Sardar Biglari	32	2008
Chairman and Chief Executive Officer of the Company; Chairman and Chief Executive Officer of Biglari Capital Corp., the general partner of the Lion Fund, L.P. (“Lion Fund”), a private investment fund, since its inception in 2000.  He has also served as the Chairman of the Board of Western Sizzlin Corp. (“Western Sizzlin”), a diversified holding company, since March 2006 and as its Chief Executive Officer and President since May 2007.

Philip L. Cooley	66	2008
Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, since 1985.  Served as an advisory director of Biglari Capital Corp. since 2000 and as Vice Chairman of the Board of Western Sizzlin Corp. since March 2006.

Ruth J. Person	64	2002
Chancellor and Professor of Management, University of Michigan-Flint; Former Chancellor, Indiana University Kokomo and Professor of Management from 1999 through 2008; Member, Board of Managers, Hurley Medical Center, Flint, Michigan; President, American Association of University Administrators 2003 through 2004; Former President, Board of Directors, Workforce Development Strategies, Inc.; Former Member, Key Bank Advisory Board – Central Indiana.

William J. Regan, Jr.	63	2008
Private Investor; Chief Financial Officer, California Independent System Operator Corporation from June 1999 until retirement in April 2008; Director of the Consumer Credit Counseling Service of Greater San Antonio.  Formerly held senior financial positions at Entergy Corporation, United Services Automobile Association (USAA), and American Natural Resources.

John W. Ryan	80	1996	Private Investor; Chancellor, State University System of New York from 1996 through 1999; President, Indiana University from 1971 through 1987.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) sets forth certain filing requirements relating to securities ownership by directors, executive officers and ten percent shareholders of a publicly held company.  To the Company’s knowledge, based on the representations of its directors and executive officers and copies of their respective reports filed with the SEC, all filing requirements were satisfied by each such person during the fiscal year ended September 30, 2009.

Code of Conduct

The Board of Directors adopted a new Code of Conduct on August 19, 2009 which applies to its principal executive officer, principal financial officer and principal accounting officer, as well as all officers, directors and employees.  A copy of the Code of Conduct can be obtained without charge on the Company’s web site (www.steaknshake.com) or by written request to the Company at the address on the front page of this Form 10-K/A.  If the Company makes any substantive amendment to, or grants any waiver of a provision of the code, the Company will disclose the nature of such amendment or waiver via its web site or in a current report on Form 8-K.

Changes to Procedures for Shareholders to Nominate Persons for Election to the Board of Directors

There were no material changes made during fiscal 2009 to the procedures by which shareholders may recommend nominees to our Board of Directors.

Audit Committee Matters

The Board of Directors maintains a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and the listing rules of the New York Stock Exchange.  The Board of Directors has determined that the members of the committee are independent under the listing rules of the New York Stock Exchange and that Philip L. Cooley qualifies as an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis is designed to provide shareholders with a better understanding of our compensation philosophy, core principles, and decision making process.  It explains the compensation-related actions taken with respect to the executive officers who are identified in the Summary Compensation Table (the “Named Executive Officers”).  Details regarding the compensation we paid to the Named Executive Officers for fiscal 2009 are found in the tables and narrative which follows them.

Compensation Philosophy

Introduction
Since 2008 our Company has changed in several respects, including the way we view and structure executive compensation.  Our executive compensation consists exclusively of a salary and a cash bonus.  In 2009, our restructuring into a diversified holding company  brought in further change in our compensation system.  For example, at the end of fiscal 2009, our executive officers consisted of only our Chief Executive Officer, Sardar Biglari, and our Interim Chief Financial Officer, Duane Geiger.

To assist shareholders in understanding the information in this report—which covers compensation paid to executives (and former executives) during fiscal years prior to 2009 — we have included an overview of our current and future compensation structure and a brief discussion of prior management’s past compensation philosophies – from which we have departed significantly.

The Governance, Compensation, and Nominating Committee
Our program for compensation of executive officers differs from those of most public companies.  The Governance, Compensation, and Nominating Committee of our Board of Directors was created in fiscal 2010. This Committee determines the amounts and elements of compensation for Mr. Biglari, who does not have an employment agreement.  The Committee’s functions include oversight of our compensation policies in generally, which are more fully described in its charter and is available at www.steaknshake.com.  Under the Committee’s compensation tenets, the Company does not grant stock options to executive officers.

The Committee has delegated to Mr. Biglari the responsibility of setting the compensation of other executive officers of the Company. Factors Mr. Biglari considers in setting the salary of these officers, including the Chief Financial Officer, are typically subjective, such as his perception of the merits of executive's performance and any changes in functional responsibility.  Mr. Biglari will also set the compensation for the Chief Executive Officers of the operating businesses of the holding company.  He may utilize different incentive arrangements, with their terms dependent upon such elements as the economic potential or capital intensity of the business.  The incentives could be large and will always be tied to the operating results for which a Chief Executive Officer exercises authority.

Compensation of Named Executive Officers—Fiscal Year 2009

The base salary of Mr. Biglari was set at $280,000 in fiscal 2008.  On June 19, 2009, the Compensation Committee of the Board of Directors (prior to being merged with the Governance and Nominating Committee) voted unanimously to increase Mr. Biglari’s salary to $900,000 per year. Mr. Biglari did not receive any stock or stock option grants.  The Committee has also noted that Mr. Biglari, through related entities, has significant economic interests in the Company, which further aligns his interests with the Company’s shareholders.   In determining to increase Mr. Biglari’s salary the Committee did not use a compensation consultant.  Rather, the Committee relied upon its subjective judgment and considered a variety of factors, including the Company’s financial performance.

Salaries for other Named Executive Officers in 2009 were either based upon prior employment agreements or upon the decision of Mr. Biglari.  Bonus payment decisions were made by Mr. Biglari, in his discretion, based upon subjective factors reflecting his perception of the executive’s performance, changes in functional responsibility, and performance of the operating unit.   The bonuses were influenced by operating results over which the executive had authority.  The Compensation Committee was apprised of the final bonus determinations by Mr. Biglari with which it found approval.

Compensation—Fiscal 2008

All decisions relating to the compensation of the Named Executive Officers were made by the Compensation Committee in executive session, without management present.  In assessing the compensation of the Chief Executive Officer, the Compensation Committee made a qualitative assessment of our performance, his contribution to that performance, his expected performance in the future, and other factors (including experience, historical compensation and the relationship of his compensation to other executives in the Company).  In evaluating the performance of other executive officers, the Compensation Committee considered the evaluations provided by the Chief Executive Officer, the Company’s performance, individual performance, department performance and other criteria that the Committee believed to be indicative of performance.

As a general matter, over 50% of targeted annual compensation to executive officers took the form of performance-dependent, incentive cash and equity programs.   The Compensation Committee set base salaries at market median levels for positions that are unique to the restaurant industry, and between the 50th and 75th percentile in the restaurant industry for other executive positions.  In setting base salaries for fiscal 2008, the Compensation Committee considered the following factors:

•	Internal analysis. This is the relative pay difference for different job levels within the Company.

•
Individual performance.  Increases to base salaries resulted from individual performance assessments as well as an evaluation of the market and the mix among various components of compensation.   In setting Mr. Biglari’s salary, the Committee considered his recent involvement with the Company and his significant equity stake in the Company.  In fiscal 2008 Mr. Biglari’s base salary was below the 50th percentile for chief executive officers of similarly sized companies in the restaurant industry and generally based on information available to the Committee.  The Compensation Committee also reviewed the performance of the other Named Executive Officers.  The Committee believed that equity compensation would provide an appropriate incentive to these executives to improve our performance and reward them for success in their roles.  A discussion of the mix between the two components of equity compensation is in the “Long-Term Incentives” section below.

•
Market data.  While the Compensation Committee used industry and general market data to test for the reasonableness and competitiveness of base salaries, Committee members exercise subjective judgment within the ranges in this data in view of our compensation objectives and individual performance and circumstances.

For fiscal 2008 the Compensation Committee intentionally allocated a greater portion of targeted total compensation to the performance-dependent elements.  One way in which it did this was to set what it believed to be aggressive, but reachable, targets for fiscal 2008 under our Incentive Bonus Plan.   The Compensation Committee established a target incentive opportunity for each participant, expressed as a percent of base salary.  The Named Executive Officers had target bonus opportunities set at 30% - 70% of their base salaries.  Mr. Biglari did not participate in the Company’s Incentive Bonus Plan in fiscal 2008.

To arrive at a payout number under the Incentive Bonus Plan, the target bonus opportunity for each participant was multiplied by a formula based on our performance as determined by targets for objective performance and measures and individual performance goals.  In fiscal 2008 the corporate performance measures were growth in earnings before interest and taxes (“EBIT”) and same store sales over the prior year.  Individual performance was based on the successful completion of defined projects during the fiscal year.   In fiscal 2008, we did not achieve the targets at the threshold level for either the same store sales or EBIT performance measures.  Consequently, we made no payments under the Incentive Bonus Plan to any participant in fiscal 2008.

Equity-based incentives were a significant element of total executive officer compensation. These equity-based incentives consisted of stock options and restricted stock.

The size of stock option grants for executive officers was based primarily on the target dollar value of the award, translated into a number of option shares based on the estimated economic value of the award, as determined using the Black-Scholes option pricing formula.  As a result, the number of shares underlying stock option awards has typically varied from year to year, as it was dependent on the price of our stock.  Subject to limits imposed by Section 422 of the Internal Revenue Code, options granted to all employees were incentive stock options.

In April 2008, the Compensation Committee approved annual grants of stock options to each of the Named Executive Officers (except Mr. Biglari).  These options had an exercise price equal to the market value of our stock on the date of grant.  They were granted under the 2008 Equity Incentive Plan, which was approved by our shareholders in March 2008.  These options vest over four years, at a rate of 25% per year, beginning on the first anniversary of the grant.  They expire ten years from the date of grant.  See “Grants of Plan-Based Awards.”

We do not backdate options or grant options or other equity awards retroactively.  In addition, we do not purposely schedule option awards or other equity grants prior to the disclosure of favorable information or after the announcement of unfavorable information.  In general, equity-based incentive awards were made during the Board meeting held in conjunction with the annual meeting, with mid-year grants limited to newly hired or promoted employees.

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

Perquisites

In fiscal 2009, perquisites provided to executive officers were dramatically reduced, and are limited to:   (i) amounts we pay to group life insurance premiums for coverage in excess of $50,000, (ii) personal use of a company car, and (iii) business-related travel expenses deemed commuting.  During 2009 the company car program was discontinued.  Leases on company cars were allowed to expire and in place of a vehicle certain executives received cash stipends of $500 per month.   See footnote (c) to the Summary Compensation Table below for the perquisites provided to each Named Executive Officer in fiscal 2009.

In fiscal 2008 we also provided a medical reimbursement plan which provided officers with up to $3,500 in reimbursement for otherwise unreimbursed medical costs each year, and a Company non-discretionary matching contribution of 50% of up to 6% of the officer’s compensation contributed into the 401(k) Plan and deferred into the Deferred Compensation Plan.  The medical reimbursement plan was discontinued in fiscal 2009.

Other Benefits

Our executive officers also receive the benefits provided to all employees, subject to satisfying the requirements for participation.  These benefits include: participation in the 401(k) Plan, life insurance equal to their annual salary, group medical & dental plans, short- and long-term disability insurance, and a lunch discount of 40% at Steak n Shake restaurants on work days.  The executive officers are also entitled to participate in the Company's Deferred Compensation Plan, a plan which is only open to those who are “highly compensated” under IRS regulations.

Employment Agreements, Severance, and Change-in-Control Arrangements

Current Structure

Mr. Biglari does not have an employment agreement with the Company.  On January 26, 2010, the Company and Mr. Geiger terminated any prior agreement concerning employment, severance, or change in control.  Instead the Company and Mr. Geiger and entered into a new, simpler agreement.  The new contractual obligation stipulates that, only in the event Mr. Biglari ceases to be Chairman and Chief Executive Officer of the Company, shall Mr. Geiger have the option of terminating his employment with the Company and receiving a lump sum severance payment equal to one year of his then current base compensation.  The new accord, unlike the prior one, does not contemplate or contractually bind the Company to severance paymentin the event of termination without cause.

Employment Agreements - 2009
During fiscal 2009, we had employment agreements with two of the Named Executive Officers, Messrs. Geiger and Janjua.  Only Mr. Geiger was still employed as an executive officer at the end of fiscal year 2009.  Mr. Janjua did not receive any benefits under his agreement upon his departure. These agreements (the “Employment Agreements”) provide for the payment of benefits in the event the executive’s employment is terminated without cause or in the event he terminates his employment with good reason at any time.  In establishing the benefits to be provided under the Employment Agreements, the Compensation Committee obtained benchmarking information from its compensation consultant, considered which individuals were vital to retain and evaluated the potential costs and benefits of the Employment Agreement.

The primary terms of the Employment Agreements are provided below:

•
Stay Payment.  If a Change in Control (as defined in the Employment Agreement) had occurred prior to November 7, 2008, the employee would have received a payment in an amount equal to 30% of his base salary.

•
Termination Following Change in Control.  In the event that employment is terminated within one year of a Change in Control by us without “cause” (as defined in the Employment Agreements) or by the employee for the reasons set forth in Section 4 of the Employment Agreements (“good reason”), he will receive: (a) a lump-sum severance payment equal to one year of his base salary, (b) coverage under the group medical plan for one year, (c) use of his Company-provided car for up to 60 days, (d) a lump-sum payment of a pro rata amount of the annual incentive bonus to which he would have been entitled had he been employed through the applicable bonus computation period, and (e) reimbursement of up to $15,000 for outplacement services.

•
Termination Without Cause or Separation with Good Reason.  Should we terminate the employee without cause, or should he decide to separate with good reason at any time then he will receive: (a) his normal gross salary, payable for one year; this amount will be reduced by the amount of the compensation earned in any subsequent employment; (b) a lump-sum payment equal to the pro rata portion of the annual incentive bonus reflective of the number of days in the year the individual was employed; (c) continued use of his Company owned automobile for up to 60 days following separation or until provided with an automobile by a subsequent employer; (d) continued participation in any Company-provided group medical insurance plan for up to one year, or until provided benefits by a subsequent employer; and (e) up to $15,000 for outplacement services.

•
Executive’s Obligations.  Prior to obtaining any benefits under the Employment Agreements, the employee must waive any claims against us and agree to keep confidential our confidential information and business secrets.  He also must agree not to solicit any of our employees for one year following termination.  We may recover any benefits paid under the Employment Agreements if he breaches any of his obligations under the Employment Agreements.

Effect of a Change in Control, Death, Disability or Retirement on Equity Grants - 2009
In the event of the death of an option recipient, then his/her estate may exercise the option in full at any time prior to its expiration.  In the event of an option recipient's retirement, he/she may exercise any vested options within three months form the date of retirement.  Should an option recipient's employment end as a result of a disability, then he/she would be able to exercise the options as if the recipient had remained with the Company through (i) cessation of payments under a disability pay plan of the Company, (ii) the recipient's death, or (iii) the recipient's 65th birthday.

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

As discussed under Employment Agreements - Current Structure, the preceding discussion related only to agreements in place during fiscal 2009 and Mr. Geiger's agreement has been superceded by a new severance agreement as of January 26, 2010.

Deductibility Cap on Executive Compensation

Section 162(m) of the Internal Revenue Code prohibits publicly-held companies from taking a tax deduction for certain compensation paid in excess of $1 million to the Chief Executive Officer and each of the three other most highly compensated executive officers (other than the Chief Financial Officer).  Performance-based compensation remains deductible.  To qualify as performance-based compensation, the program under which it is provided must be approved by shareholders and meet other requirements.   In fiscal 2009 we did not pay compensation that was not deductible under Section 162(m).

Summary Compensation Information

The following table shows the compensation paid to the Company’s Chief Executive Officer, the Interim Chief Financial Officer, and its other executive officers.  (Mr. Roberts is no longer considered an executive officer of the parent company.  Mr. Janjua and Mr. Murill were not employed by the Company or its subsidiaries at the end of fiscal 2009).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)a	Option Awards ($)b	All Other Compensationc	Total
Sardar Biglari, Chairman and Chief Executive Officer	2009	$467,231	$-	$-	$-	$48,214	$515,445
	2008	$30,105	$-	$-	$-	$14,535	$44,640
Duane Geiger, Interim Chief Financial Officer, Vice President, Controller	2009	$194,712	$90,000	$62,957	$43,218	$8,185	$399,072
	2008	$187,500	$-	$64,762	$65,528	$15,992	$333,782
	2007	$185,596	$-	$74,426	$48,910	$15,455	$324,387
Dennis Roberts, Senior Vice President, Operations Excellence – Steak n Shake Operations, Inc.	2009	$212,423	$-	$150,000	$138,748	$10,267	$511,438
Omar Janjua, Former Executive Vice President, Chief Operating Officer (resigned August 2009)	2009	$305,769	$-	$(124,177)	$41,742	$7,173	$230,507
	2008	$300,000	$-	$100,374	$49,769	$50,836	$500,979
Tom Murrill, Former Senior Vice President, Human Resources (resigned September 2008)	2009	$18,000	$-	$-	$-	$269,006	$287,006
	2008	$260,000	$-	$-	$92,379	$7,086	$359,465

a.
Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to stock awards in fiscal 2009, computed in accordance with SFAS 123(R), excluding the impact of estimated forfeitures for service-based vesting conditions, as follows:

Name	Date of Grant	No. of Shares	Fiscal 2009 Expense

Mr. Geiger	2/8/06	220	$9,855
	2/6/07	230	27,171
	4/12/08	520	25,931
Total			$62,957

Mr. Roberts	9/28/08	843	$150,000

Mr. Janjua	6/13/07	770	$(101,162)
	4/12/08	1000	(23,015)
Total			$(124,177)

Negative numbers reflect the benefit the Company realized when these grants were forfeited upon the officer's departure from the Company during fiscal 2009.  See Note 15 of Notes to Consolidated Financial Statements included in Part II,  Item 8 of the Original Filing for a description of the assumptions made in the valuation.  The actual value realized by the Named Executive Officer with respect to stock awards will depend on the market value of our stock on the date the restricted stock vests, as well as the date on which the stock is subsequently sold.

b.
Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to stock option awards in fiscal 2009, computed in accordance with SFAS 123(R), excluding the impact of estimated forfeitures for service-based vesting conditions, as follows:

Name	Date of Grant	No. of Shares Underlying Options	Fiscal 2009 Expense

Mr. Geiger	9/14/05	200	$1,186
	2/8/06	375	12,255
	9/29/06	201	—
	2/6/07	365	12,639
	5/11/07	349	—
	4/12/08	820	17,138
Total			$43,218

Mr. Roberts	9/28/09	2,500	$138,748

Mr. Janjua	6/13/07	1200	$24,074
	4/12/08	1585	17,668
Total			$41,742

Negative numbers reflect the benefit the Company realized when these grants were forfeited upon the officer's departure from the Company during fiscal 2009.  See Note 15 of Notes to Consolidated Financial Statements included in Part II,  Item 8 of the Original Filing for a description of the assumptions made in the valuation.  The actual value realized by the Named Executive Officer with respect to option awards will depend on the difference between the market value of our stock on the date the option is exercised and the exercise price. The information provided in the table reflects the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.

c.	The type and amount of the components of the figures in the “All Other Compensation” column above for fiscal year 2009 are as follows:

	Mr. Biglari	Mr. Geiger	Mr. Roberts	Mr. Janjua	Mr. Murill
401(k) matching contributions	$—	$—	$—	$—	$—
Nonqualified Deferred Compensation Plan matching contributions	$—	$361	$—	$—	$—
Excess life insurance	$232	$258	$1,267	$664	$42
Automobile expenses – personal use *	$—	$6,967	$9,000	$5,910	$3,256
Executive Medical Reimbursement Plan	$—	$599	$—	$599	$—
Severance Payments	$—	$—	$—	$—	$265,708
Travel expenses *	$47,982	$—	$—	$—	$—

* Pursuant to the SEC's requirements we are required to disclose our method for determining the aggregate incremental cost of these items.  These amounts reflect our actual costs.

Plan-Based Award Grants

No awards were made under our equity and non-equity incentive plans in fiscal 2009.

Outstanding Equity Awards
The following table sets forth certain information about outstanding option and stock awards held by the Named Executive Officers as of the end of fiscal 2009.  The information provided in this table reflects the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards				Stock Awards
	Unexercised Options				Equity Incentive Plan Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)a	Market Value of Shares or Units of Stock that Have Not Vested ($)b
Mr. Biglari	N/A

Mr. Geiger	200d		345.00	9/14/10
	201e		343.40	9/29/11
	349e		324.40	5/11/12
	281c	94	349.40	2/8/16
	183c	182	354.40	2/6/17
	205	615c	149.60	4/12/18
					230	$54,142
					520	$122,408

Mr. Roberts	500	2,000	200.00	9/28/18

a.
All restricted stock grants have a three year cliff-vesting period.  Those granted prior to April 2008 were granted with an equal amount of book units.  See "Compensation Discussion and Analysis -- Components of Total Compensation -- Long-Term Incentives -- Restricted Stock" for additional information regarding these shares.

b.
Market value is computed based on a price of $235.40, which was the closing price of our common stock on the last day of fiscal 2009 adjusted for the 1-for-20 reverse split effective end of business December 18, 2009.

c.	These options vest at a rate of 25% per year beginning on the first anniversary of the date of grant and expire ten years from the date of grant; they do not contain a reload feature.

d.	These options vest at a rate of 20% per year beginning on the date of grant and expire five years from the date of grant; they also contain a reload feature.

e.
These are "reload" options which were granted pursuant to the 1997 Employee Stock Option Plan.  Reload options are granted in an amount equal to the number of shares used to pay the exercise price on the underlying stock options.  They are vested immediately and expire five years from date of grant.  Beginning in February 2006 we ceased issuing options with a reload feature.

Award Exercise and Vesting

The following table sets forth the number of options exercised in fiscal 2009, along with the value received as a result of the exercise.  It also shows the number of shares of restricted stock that vested during the year, with concurrent vesting of book units, and the resulting value realized by the Named Executive Officer.  The information provided in this table reflects the 1-for20 reverse stock split effective as of the end of business December 18, 2009.

OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vestinga
Mr. Geiger	220	$31,240
Mr. Roberts	843	$127,560

a.
Mr. Geiger had stock vest on February 8, 2009. Mr. Roberts had stock vest March 29,2009.  The amount in this column includes the value of the restricted stock on the date of vesting, based on the closing price of our common stock on the date of vesting, or immediately prior thereto if the vesting date was not a trading day ($135.40 for the February 8, 2009 vesting as adjusted for the 1-for-20 reverse split), and the value of book units which vested in conjunction with the shares of restricted stock.  The book units associated with the February 8, 2009 vesting were $0.33.  The March 29, 2009 vesting price was $151.20 as adjusted for the 1-for-20 reverse stock split and did not have book units associated with it.  Mr. Roberts’ grant contained what would be fractional shares had the 1-for-20 reverse split occurred prior to its vesting.

Retirement Benefits

We maintain two plans that provide retirement income to all eligible employees, including the Named Executive Officers:

401(k) Plan
The Steak n Shake Company 401(k) Savings Plan (the “Plan”) is a defined contribution plan covering substantially all employees, including the Named Executive Officers, after they have attained age 21 and completed six months of service and allows employees to defer up to 20% of their salaries.  The Company made non-discretionary matching contributions through October 14, 2008.  The matching contributions during fiscal years 2008 and 2007 were equal to 50% of participants’ pretax contributions and subject to a maximum of 6% of participants’ eligible compensation contributed to the Plan.  During October 2008, the Plan was amended to eliminate the non-discretionary contributions and allow for discretionary matching contributions. No discretionary matching contributions were made in fiscal year 2009. However, subsequent to year end, discretionary matching contributions have been resumed in fiscal year 2010. Going forward, discretionary contributions will be based on the profitability of the Company and subject to quarterly revision.  The Named Executive Officers and other “highly compensated employees” (as that term is defined by IRS regulations) are limited to contributing 1% of their cash compensation to the 401(k) Plan.

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

The following table describes the contributions, earnings, and balance at the end of fiscal 2009 for each of the Named Executive Officers who participated in the Deferred Compensation Plan.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Yeara	Company Contributions in Last Fiscal Yearb	Aggregate Earnings in Last Fiscal Year	Distributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year-end
Mr. Geiger	$2,524	$361	$(10,513)	$41,266	$—

a.	The amounts in this column are also included in the Summary Compensation Table in the “Salary” column.

b.	The amounts in this column are also included in the Summary Compensation Table in the “All Other Compensation” column.

Potential Payments Upon Termination of Employment

As discussed above in “Compensation Discussion and Analysis – Employment Agreements, Severance and Change-in-Control Arrangements– Effect of a Change in Control, Death, Disability or Retirement on Equity Grants,” some of our equity awards accelerate upon a change in control or upon the retirement, death or disability of the holder.  Also, one of the Named Executive Officers, Mr. Geiger, had an agreement in fiscal 2009 that would have provided him with benefits upon the occurrence of one or more of these events.  The following table sets forth for Mr. Geiger, the aggregate value that he would receive as a result of any of the foregoing events if they had occurred on September 30, 2009.  No amounts would be payable to Mr. Biglari upon his termination.

	Resignation	Death, Disability or Retirement	Terminationa	Change in Controlb	Qualifying Termination Within One Year of a Change in Controlc
Mr. Geiger
Restricted Stocke	--	$176,550	--	$176,550	--
Stock Optionsd	--	--	--	$70,356	--
Stay Paymentf	--	--	--	$58,414	--
Severance Paymentg	--	--	$194,712	--	$194,712
Health Care Coverageh	--	--	$8,500	--	$8,500
Company Cari	--	--	$1,100	--	$1,100
Outplacement Servicesj	--	--	$15,000	--	$15,000

a.	Amounts in this column include payments made upon termination by us without cause or by the employee with good reason, but exclude payments made upon or following a change in control.

b.	Amounts in this column reflect payments or acceleration of benefits that would occur upon a change in control without termination of employment.

c.
Amounts in this column are payable only if the employment of the Named Executive Officer is terminated by us without cause or if the Named Executive Officer leaves for good reason within one year following a change in control.

d.
Reflects the excess of the closing price of $235.40 for our stock on the last day of fiscal 2009 (as adjusted for the 1-for-20 reverse stock split), over the exercise price of outstanding options currently vested and any unvested stock options, the vesting of which would accelerate as a result of the Named Executive Officer's termination of employment on September 24, 2008 as a result of the specified termination event, multiplied by the number of shares of our stock underlying the stock options.

e.
Reflects the closing price of $235.40 for our stock on the last day of fiscal 2009 (as adjusted for the 1-for-20 reverse stock split), multiplied by the number of shares of restricted stock that would vest as a result of the Named Executive Officer's termination of employment on September 30, 2009 as a result of the specified termination event, plus the value of accrued book units through September 30, 2009.

f.	Reflects the payment of 30% of the Named Executive Officer's salary immediately upon a change in control.

g.	Amounts represent one year of salary payable to the Named Executive Officer.

h.	Amounts represent one year of coverage under our group medical plans at the level currently elected by the individual.

i.	Amounts represent the use of the Named Executive Officer's company car for up to 60 days after termination of employment.

j.	Reflects the maximum amount of outplacement services for which the Named Executive Officer may be reimbursed by us.

For a description of the terms of the employment agreements for Mr. Geiger, see “Compensation Discussion and Analysis – Employment Agreements, Severance and Change-in-Control Arrangements – Employment Agreements.”

COMPENSATION OF DIRECTORS

During fiscal 2009 we compensated non-employee directors with cash annual retainers, cash meeting attendance fees and grants of stock options and restricted stock.  The amount of the annual cash retainer payment is $22,000.  The annual retainers for the Chairman of the Audit Committee, Lead Outside Director and Chairman of the Compensation Committee is $37,000 and the annual retainer for the Chairman of the Nominating/Corporate Governance Committee is $32,000.

From November 2008 to March 2009 we paid all annual retainers in Company stock.  We have discontinued that practice so as to minimize equity dilution.  Effective April 1, 2009, all annual retainers will be paid in cash only.  Because directors who are employees are not paid for their services on the Board, Mr. Biglari does not receive compensation for his Board service.

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

In addition, we reimburse the ordinary expenses the members of the Board of Directors incur in attending board and committee meetings.  In fiscal 2008 all non-employee directors were also eligible to participate in our medical reimbursement plan, which provided reimbursement for unreimbursed medical bills in an amount of up to $3,500 per calendar year, which amount is increased or “grossed up” in an amount equal to the estimated taxes payable by the directors for this benefit.  They were also entitled to obtain reimbursement for 75% of their tax preparation fees up to $1,250.  The Board decided to discontinue these benefits for fiscal year 2009 and thereafter.

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

The chart below shows the compensation received by our directors during fiscal year 2009. Mr. Biglari did not receive director compensation in fiscal 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awardsa	Option Awardsb	All Other Compensationc	Total
Geoffrey Ballotti (resigned in November 2008)	$4,500	$7,331	$(2,722)	$590	$9,699
Philip L. Cooley	$40,420	$5,559	$—	$—	$45,979
Wayne Kelley (resigned in March 2009)	$13,708	$13,484	$248	$590	$28,030
Ruth J. Person	$41,647	$5,559	$14,910	$590	$62,706
William J. Regan, Jr.	$46,669	$4,432	$—	$—	$51,101
J. Fred Risk (did not stand for re-election in 2009)	$18,089	$22,683	$14,910	$590	$56,272
John W. Ryan	$43,646	$8,089	$14,910	$—	$66,645
Steven M. Schmidt (did not stand for re-election in 2009)	$6,610	$22,683	$15,610	$590	$45,493
Edward Wilhelm (did not stand for re-election in 2009)	$13,936	$22,683	$14,039	$590	$51,248
James Williamson, Jr. (resigned in March 2008)	$—	$—	$—	$295	$295

a.
Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to grants of restricted stock under our Non-Employee Restricted Stock Plan in fiscal 2009, computed in accordance with SFAS 123(R).  Dr. Cooley received a grant of 50 shares of restricted stock on March 12, 2008, the grant date fair value of which was $8,070.  Messrs. Schmidt and Wilhelm received a grant of 50 shares of restricted stock each on February 6, 2007, the grant date fair value of which was $17,840.  Mr. Ballotti received a grant of 50 shares of restricted stock on April 23, 2007, the grant date fair value of which was $16,840.  These are all of the shares of restricted stock held by our directors.  The numbers of shares granted have been adjusted to reflect the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.

b.
Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to grants of stock options in fiscal 2009, computed in accordance with SFAS 123(R), as follows:

Fiscal 2009 Expense for Stock Option Grants to Non-Employee Directors
Name	Grant Date	No. of Shares Underlying Option Grant	Fiscal 2009 Expense
Mr. Ballotti	4/20/07	250	$(2,722)
Total			$(2,722)

Mr. Kelley	5/9/99	412	$—
	11/12/03	250	—
	12/1/03	362	—
	11/18/04	250	248
Total			$248

Dr. Person	11/12/03	250	$—
	11/18/04	250	248
	11/8/05	250	7,823
	2/6/07	250	6,839
Total			$14,910

Mr. Risk	11/12/03	250	$—
	11/18/04	250	248
	11/8/05	250	7,823
	2/6/07	250	6,839
Total			$14,910

Dr. Ryan	11/12/03	250	$—
	11/18/04	250	248
	11/8/05	250	7,823
	2/6/07	250	6,839
Total			$14,910

Mr. Schmidt	5/11/05	250	$948
	11/8/05	250	7,823
	2/6/07	250	6,839
Total			$15,610

Mr. Wilhelm	5/9/06	250	$7,200
	2/6/07	250	6,839
Total			$14,039

See Note 15 of Notes to Consolidated Financial Statements included in Part II,  Item 8 of the Original Filing for a description of the assumptions made in the valuation.  The information in the table reflects the 1-for-20 reverse split effective as of the end of business December 18, 2009.

The preceding table sets forth the shares of our stock underlying unexercised stock options held by each of our non-employee directors as of September 30, 2009.  In the aggregate that number is 5,274.  No stock options were awarded to our non-employee directors in fiscal year 2009.

c.
This column includes the medical reimbursement plan, which had a value of up to $3,500 per year, tax gross up for the medical reimbursement plan. The plan was discontinued by the Board during fiscal 2009.

In the past we have compensated our non-employee directors with equity-based awards, the value of which are tied to increases in the value of our common stock.  We have had director stock option plans in place since 1990.  These plans provide for grants of nonqualified stock options to our non-employee directors at a price equal to the fair market value of our common stock on the date of grant.  Options granted prior to November 7, 2005 are exercisable at a rate of 20% on the date of grant and on each anniversary thereof until fully exercisable and expire five years from the date of grant.  Options granted after November 7, 2005 are exercisable at a rate of 25% on the first anniversary of the grant and each year thereafter until fully vested.  Finally, some newly appointed or elected directors received a grant of 50 shares of restricted stock.  Dr. Cooley received such a grant in fiscal 2008.  At his request, Mr. Biglari declined to receive a grant.  These shares have a three year restriction on transfer, and if a recipient ceases serving as a director for any reason other than death, disability or retirement during this period he/she will forfeit the stock.  We do not anticipate compensating directors with equity-based awards in fiscal 2009 or thereafter.  We expect that director compensation will consist solely of the cash payments outline above.

REPORT OF THE GOVERNANCE, COMPENSATION, AND NOMINATING COMMITTEE

The Governance, Compensation, and Nominating Committee of the Board of Directors is comprised of the persons identified below.  We have reviewed and discussed with management the Compensation Discussion and Analysis contained in this report.  Based on our review and discussions with management, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2009.

The foregoing report is respectfully submitted by the members of the Governance, Compensation, and Nominating Committee:

John W. Ryan, William J. Regan, Jr., Ruth J. Person, and Philip L.Cooley.

Compensation Committee Interlocks and Insider Participation
In fiscal year 2009, Ruth J. Person, John W. Ryan, Philip L. Cooley, William J. Regan, Jr. and Steven M. Schmidt served on the Compensation Committee of the Board of Directors.  None of these individuals was an officer or employee of the Company, was formerly an officer of the Company, or had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K.  During fiscal 2009:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Common Stock

The following table shows as of January 26, 2010, the number and percentage of outstanding shares of our common stock beneficially owned by each person or entity known to be the beneficial owner of more than 5% of our common stock:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
GAMCO Investors, Inc One Corporate Center Rye, NY 10580-1435	113,477	(1)	7.9%
The Lion Fund, L.P. 9311 San Pedro Ave. Suite 1440 San Antonio, TX 78216	98,067	(2)	6.8%
Barclay’s Global Investors, N.A. 45 Fremont Street San Francisco, CA 94105	91,764	(3)	6.4%
Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	105,963	(4)	7.4%

(1)
This information was supplied on a Schedule 13D filed with the Securities and Exchange Commission ("SEC") on January 8, 2010.  Gabelli Funds, GAMCO Asset Management, Inc., Gabelli Securities, Inc., Teton Advisors, Inc., MJG Associates, Inc., GGCP, Inc., GAMCO Investors, Inc., and Mario Gabelli have voting power over the shares.  Mario Gabelli is deemed to have beneficial ownership of the Securities owned beneficially by each of the listed persons.

(2)
The Lion Fund, L.P., Biglari Capital Corp., Western Acquisitions, L.P., Western Investments, Inc., Sardar Biglari, Western Sizzlin Corp., Mustang Capital PartnersI, L.P., Mustang Capital Partners II, L.P., Mustang Capital Advisors, L.P., Mustang Captial Management, L.L.C., Western Mustang Holdings, L.L.C., and Philip Cooley share voting power over the shares.  Various individuals have dispositive power over certain amounts of the securities.  Sardar Biglari is deemed to have beneficial ownership of the Securities owned beneficially by each of the listed persons.

(3)
This information was obtained from a Schedule 13F-HR filed with the SEC on November 13, 2009.  Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, LTD, share voting power over the shares.

(4)	This information was obtained from a Form 13F filed with the SEC on October 29, 2009.

The following table shows the total number of shares of our common stock beneficially owned as of January 26, 2010 and the percentage of outstanding shares for (i) each director, (ii) each executive officer named in the Summary Compensation Table, and (iii) all directors and executive officers, as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Sardar Biglari	98,067	(1)	6.8%
Philip L. Cooley	3,981	(2)	*
Duane E. Geiger	3,168	(3)	*
Dennis Roberts	251	(4)	*
Omar Janjua	1,906	(5)	*
Thomas Murrill	—	(6)	—
Ruth J. Person	793	(7)	*
William J. Regan, Jr.	523	(8)	*
J. Fred Risk	3,213	(9)	*
John W. Ryan	1,252	(10)	*
Steven M. Schmidt	903	(11)	*
Edward Wilhelm	691	(12)	*
All directors and executive officers as a group (12 persons)	110,767	(13)	7.7%

*Less than 1%.

All information provided in the table reflects the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.

(1)	These shares are owned by others, including Dr. Cooley, although Mr. Biglari exercises beneficial ownership over them.

(2)	Includes 550 shares by Dr. Cooley's spouse.

(3)	Includes 1,604 shares that may be acquired pursuant to stock options exercisable within 60 days.

(4)	This information was taken from the last Form 4 filed with the SEC by Mr. Roberts

(5)	This information was taken from the last Form 4 Mr. Janjua filed with the SEC.

(6)	This information was taken from the last Form 4 Mr. Murrill filed with the SEC.

(7)	Includes 437 shares that may be acquired pursuant to stock options exercisable within 60 days.

(8)	This information was taken from the last Form 4 Mr. Regan filed with the SEC.

(9)	Includes 437 shares that may be acquired pursuant to stock options exercisable within 60 days. Also includes 723 shares held by Mr. Risk’s spouse, regarding which he disclaims beneficial ownership.

(10)	Includes 437 shares that may be acquired pursuant to stock options exercisable within 60 days.

(11)	Includes 687 shares that may be acquired pursuant to stock options exercisable within 60 days.

(12)	Includes 375 shares that may be acquired pursuant to stock options exercisable within 60 days.

(13)	Includes 2,373 shares that may be acquired pursuant to stock options exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of September 30, 2009.  The information provided in the table reflects the 1-for-20 reverse stock split effective end of business December 18, 2009.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity Compensation Plans approved by Shareholders(1)	43,538	$221.60	35,257(2)
Equity Compensation Plans not approved by Shareholders	–	N/A	N/A
Totals	43,538	$221.60	35,257

(1)
Consists of 1997 and 2006 Employee Stock Option Plans, 2003, 2004 and 2005 Director Stock Option Plans, the 2007 Non-Employee Director Restricted Stock Plan, the 1997 Capital Appreciation Plan, as amended and restated, the 1992 and 2006 Employee Stock Purchase Plans, and the 2008 Equity Incentive Plan.

(2)	As of September 30, 2009, 19,902 shares remained available for issuance pursuant to awards under the 2008 Equity Incentive Plan.

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

In determining whether a related person transaction will be approved or ratified, the Board, or committee, may consider factors such as (a) the extent of the related person’s interest in the transaction; (b) the availability of other sources of comparable products or services; (c) whether the terms are competitive with terms generally available in similar transactions with persons that are not related persons; (d) the benefit to us; and (e) the aggregate value of the transaction.

Western Sizzlin Corporation Acquisition Costs

On October 22, 2009, the Company jointly announced with Western Sizzlin Corporation (“Western”) that they had executed an agreement for Western to merge into a wholly-owned subsidiary of the Company.  If completed, the merger agreement currently provides for Steak n Shake to issue and deliver to Western stockholders subordinated debentures of Steak n Shake with a principal amount of $22,959,000, subject to adjustment as provided in the merger agreement.  We have filed the appropriate documentation with the Securities and Exchange Commission related to this business combination.  The Company recorded approximately $632,000 of acquisition related costs.     Mr. Biglari serves as the Chairman and Chief Executive Officer of Western and his investment fund is a shareholder. Dr. Cooley is Vice Chairman of the Boards and shareholder of both companies.  Mr. Biglari and Dr. Cooley were not members of the special committee appointed to conduct the negotiations surrounding the merger of the two companies.

Director Independence

The Board has determined that all of its members, other than Mr. Biglari, are “independent” within the meaning of the listing standards of the New York Stock Exchange because none of them has, directly or indirectly, any material relationship with the Company.  The Board has made these determinations after considering the following:

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

Deloitte has advised us that they have billed or will bill us the following amounts for services for each of the last two fiscal years.

Type of Fee	Fiscal 2009	Fiscal 2008
Audit Fees(1)	$366,000	$409,000
Audit-Related Fees(2)	$105,085	$—
Tax Fees(3)	$—	$24,589
Total Fees for the Applicable Fiscal Year	$471,085	$433,589

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

(2)
Audit-Related Fees include fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.  This includes services provided related to the Western Sizzlin transaction.

(3)	Tax Fees are fees for services performed with respect to tax compliance, tax advice and other tax review.

Pre-approval Policy

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditor and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  In fiscal 2009, the Audit Committee pre-approved the services reported above as audit-related services and tax fees and Deloitte did not provide any non-audit services during such year.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Amendment:

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.01	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2010.

THE STEAK N SHAKE COMPANY

By:  /s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer, Vice President and Controller