Form 10-Q
period 2009-12-23
STEAK & SHAKE CO
filed 2010-01-29
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2009

OR

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________  to  _________

Commission file number 0-8445
THE STEAK N SHAKE COMPANY (Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

175 East Houston Street, Suite 1300
San Antonio, Texas	78205
(Address of principal executive offices)	(Zip code)

(317) 633-4100 (Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer," and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                                            Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                                         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 27, 2010 1,436,725 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

THE STEAK N SHAKE COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	December 23,	September 30,
	2009	2009
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,191	$51,395
Investments	9,182	3,001
Receivables, net of allowance of $536 and $538, respectively	6,384	7,660
Inventories	7,335	6,595
Deferred income taxes	3,910	3,910
Assets held for sale	12,997	13,733
Other current assets	3,225	4,421
Total current assets	105,224	90,715
Property and equipment, net	394,037	399,635
Goodwill	14,503	14,503
Other intangible assets, net	1,523	1,567
Other assets	8,391	8,076
Total assets	$523,678	$514,496

Liabilities and shareholders' equity
Liabilities
Current liabilities:
Accounts payable	$26,822	$22,293
Accrued expenses	30,652	30,381
Revolving credit	18,500	18,500
Current portion of obligations under leases	4,267	4,339
Current portion of long-term debt	21	20
Total current liabilities	80,262	75,533
Deferred income taxes	9,678	9,388
Other long-term liabilities	7,589	7,452
Obligations under leases	128,619	130,076
Total liabilities	226,148	222,449

Commitments and contingencies

Shareholders' equity
Common stock - $0.50 stated value, 2,500,000 shares authorized - 1,514,257 shares issued, 1,436,252 shares outstanding*	757	757
Additional paid-in capital	143,299	143,691
Retained earnings	173,208	167,731
Accumulated other comprehensive income	567	112
Treasury stock - at cost: 78,005 shares as of December 23, 2009; 77,796 shares as of September 30, 2009*	(20,479)	(20,430)
The Steak n Shake Company shareholders' equity	297,352	291,861
Noncontrolling interest	178	186
Total shareholders' equity	297,530	292,047
Total liabilities and shareholders' equity	$523,678	$514,496

* Adjusted for 1-for-20 reverse stock split effective December 18, 2009.
See accompanying notes.

Condensed Consolidated Statements of Operations
The Steak n Shake Company
(Amounts in $000s except share and per share data)
	Twelve Weeks Ended
	December 23,	December 17,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues
Net sales	$147,586	$130,719
Franchise fees	919	958
Total revenues	148,505	131,677

Costs and expenses
Cost of sales	38,479	35,117
Restaurant operating costs	73,157	71,596
General and administrative	8,785	8,645
Depreciation and amortization	6,923	7,443
Marketing	7,727	7,543
Interest	2,554	3,602
Rent	3,693	3,565
Asset impairments and provision for restaurant closing	171	176
Gain on disposal of assets	(23)	(59)
Other (income) expense, net	(827)	30
Total costs and expenses	140,639	137,658

Realized investment gains/losses	312	-

Earnings (loss) before income taxes	8,178	(5,981)

Income taxes	2,684	(2,541)

Net earnings (loss)	5,494	(3,440)

Less: Earnings attributable to noncontrolling interest	17	-

Net earnings (loss) attributable to The Steak n Shake Company	$5,477	$(3,440)

Basic earnings (loss) per common and common equivalent share*	$3.84	$(2.43)

Diluted earnings (loss) per common and common equivalent share*	$3.82	$(2.43)

Weighted average shares and equivalents*
Basic	1,426,684	1,415,089
Diluted	1,433,995	1,415,089

* Adjusted for 1-for-20 reverse stock split effective December 18, 2009.
See accompanying notes.

Condensed Consolidated Statements of Cash Flows
The Steak n Shake Company
(Amounts in $000s)
	Twelve Weeks Ended
	December 23,	December 17,
	2009	2008
	(Unaudited)	(Unaudited)
Operating activities
Net earnings (loss)	$5,494	$(3,440)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	6,923	7,443
Provision for deferred income taxes	-	733
Asset impairments and provision for restaurant closing	171	176
Stock-based compensation and other non-cash expenses	360	1,230
Gain on disposal of assets	(23)	(59)
Realized investment gains	(312)	-
Changes in receivables and inventories	679	9,570
Changes in other assets	1,107	(1,104)
Changes in accounts payable and accrued expenses	5,287	1,043
Net cash provided by operating activities	19,686	15,592

Investing activities
Additions of property and equipment	(3,068)	(1,974)
Proceeds from property and equipment disposals	711	5,056
Purchases of investments	(8,174)	-
Sale of investments	3,050	-
Net cash (used in) provided by investing activities	(7,481)	3,082

Financing activities
Net proceeds from line of credit facility	-	5,660
Principal payments on long-term debt	(5)	(4,476)
Principal payments on direct financing lease obligations	(753)	(1,066)
Proceeds from exercise of stock options	10	-
Proceeds from employee stock purchase plan	118	-
Cash paid in lieu of fractional shares	(711)	-
Repurchase of employee shares for tax withholding	(15)	(11)
Distributions to noncontrolling interest	(53)	-
Net cash (used in) provided by financing activities	(1,409)	107

Increase in cash and cash equivalents	10,796	18,781
Cash and cash equivalents at beginning of period	51,395	6,855

Cash and cash equivalents at end of period	$62,191	$25,636

See accompanying notes.

Notes to Condensed Consolidated Financial Statements
The Steak n Shake Company
(Unaudited)
(Amounts in $000s, except share and per share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of The Steak n Shake Company (“we”, “us”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

The Steak n Shake Company is a diversified holding company.  Steak n Shake Operations, Inc. (“Steak n Shake”), a wholly-owned subsidiary of the Company, is engaged primarily in the ownership, operation, and franchising of Steak n Shake restaurants.

In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Statement of Financial Position as of December 23, 2009, the condensed consolidated Statements of Operations and Statements of Cash Flows for the twelve weeks ended December 23, 2009 and December 17, 2008 have been included, and consist only of normal recurring adjustments.

The condensed consolidated Statements of Operations for the twelve weeks ended December 23, 2009 and December 17, 2008 are not necessarily indicative of the consolidated Statements of Operations for the entire fiscal years.  For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

During the first quarter of fiscal 2010, the Board of Directors approved a 1-for-20 reverse stock split.  The split was effective on December 18, 2009.  The Company’s stock began trading on a post-split basis on December 21, 2009.  No fractional shares were issued in connection with the reverse stock split.  The Company made cash payments totaling $711 to shareholders in lieu of fractional shares.  See Note 18 for additional information.

2.  Seasonal Aspects

Steak n Shake has substantial fixed costs that do not decline concomitantly with sales. Steak n Shake’s first and second fiscal quarters, which include the winter months, usually reflect lower customer traffic than in the third and fourth fiscal quarters.

Additionally, sales in the first and second fiscal quarters can be adversely affected by severe winter weather.  Unfavorable weather could also occur during the first and fourth fiscal quarters as a result of hurricanes and tropical storms in the Southeastern portion of the United States.

3.  New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification, (“Codification”), as the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. This guidance was included in the Codification under Accounting Standards Codification (“ASC”) Topic 105. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”), under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for us on September 30, 2009 and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification does not change or alter existing GAAP, and, therefore, did not have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”).  FAS 167 amends FASB ASC Section 810-10-25, Consolidation – Recognition (FASB Interpretation No. 46(R)) to require an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. FAS 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, our fiscal year 2011. We do not expect the adoption of this standard to have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“FAS 166”). FAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, our fiscal year 2011. We do not expect the adoption of this standard to have a material impact on our consolidated financial position or results of operations.

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

In April 2008, the FASB issued guidance related to determining useful life of intangible assets.  This guidance amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under previous guidance, and requires enhanced related disclosures.  This new guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, our fiscal year 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements and required disclosures.

In December 2007, the FASB issued guidance which requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The guidance also broadens the definition of a business combination and expands disclosures related to business combinations.  The guidance (currently residing in FASB ASC Topic 805, Business Combinations (“ASC Topic 805”)) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, our fiscal year 2010, except that business combinations consummated prior to the effective date must apply the above mentioned income tax requirements immediately upon adoption.  For business combinations expected to close in the effective year (our fiscal year 2010) and therefore be accounted for under this new guidance, acquisition related costs should be expensed as incurred.  As such, we recorded acquisition related expenses in the first quarter of fiscal 2010 of approximately $347, which were included in general and administrative expenses.  We will be required to apply this guidance to our acquisition of Western Sizzlin Corporation (“Western”), if successful, and are currently evaluating the impact that this revised business combination standard will have on our financial position and results of operations.

In December 2007, the FASB issued FASB ASC paragraph 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“ASC paragraph 810-10-65-1").  ASC paragraph 810-10-65-1 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity.  ASC paragraph 810-10-65-1 is effective for fiscal years beginning after December 15, 2008, our fiscal year 2010.  We adopted this guidance at the beginning of our fiscal 2010 and had no material impact on our consolidated financial statements and required disclosures.

4.  Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation. The reclassification had no effect on net income or total assets. We reclassified disposable paper and plastic costs and other meal costs that were previously classified under restaurant operations into cost of sales because that is how management internally evaluates the business. Additionally, we reclassified loss on sale or abandonment of assets from general and administrative expense. Amounts reclassified are as follows:

Twelve Weeks Ended
December 17, 2008
General and administrative - previously reported	$8,586
Reclass of gain on disposal of assets	59
General and administrative	$8,645

Cost of sales - previously reported	$32,031
Reclass to cost of sales from restaurant operating costs	3,086
Cost of sales	$35,117

Restaurant operating costs – previously reported	$74,682
Reclass to cost of sales from restaurant operating costs	(3,086)
Restaurant operating costs	$71,596

5.  Earnings (Loss) Per Share

Earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the period. The following table presents a reconciliation of the basic and diluted weighted average common shares.

	Twelve Weeks Ended
	December 23,	December 17,
	2009	2008
Basic earnings (loss) per share:
Weighted average common shares	1,426,684	1,415,089

Diluted earnings (loss) per share:
Weighted average common shares	1,426,684	1,415,089
Dilutive effect of stock awards	7,311	-
Weighted average common and incremental shares	1,433,995	1,415,089

Number of share-based awards excluded from the calculation of diluted loss per share because the awards' exercise prices were greater than the average market price of the Company's common stock, or because they were antidilutive due to the Company's net loss for the twelve weeks ended December 17, 2008	17,827	78,974

All share and earnings (loss) per share information has been restated to reflect the reverse split.

6.  Investments

Investments consist of available-for-sale equity securities.  The cost, unrealized gains and losses, and fair value are as follows:

	December 23,	September 30,
	2009	2009
Cost	$8,253	$2,818
Gross unrealized gains	968	183
Gross unrealized losses	(39)	-
Fair value	$9,182	$3,001

Realized investment gains/losses were as follows for the twelve weeks ended:

December 23, 2009
Gross realized gains on sales	$312
Gross realized losses on sales	-

7.  Net Property and Equipment

Net property and equipment consists of the following:

	December 23,	September 30,
	2009	2009
Land	$152,653	$152,413
Buildings	148,274	148,335
Land and leasehold improvements	153,980	153,990
Equipment	201,228	200,291
Construction in progress	886	1,813
	657,021	656,842
Less accumulated depreciation and amortization	(262,984)	(257,207)
Property and equipment, net	$394,037	$399,635

8.  Assets Held for Sale

Assets held for sale consist of the following:

	December 23,	September 30,
	2009	2009
Land and buildings	$11,240	$11,849
Land and leasehold improvements	1,757	1,881
Equipment	-	3
Total assets held for sale	$12,997	$13,733

The September 30, 2009 balances included assets related to one office closed during the third quarter of fiscal year 2009, eight restaurants closed during prior years, and 14 parcels of land. During the first quarter of 2010, Steak n Shake sold one of the previously closed restaurants.

9.  Other Current Assets
Other current assets primarily include prepaid rent, taxes, contractual obligations, and marketing expenditures.

10.  Goodwill and Other Intangibles

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

On September 30, 2009, we performed our annual assessment of the recoverability of our goodwill. The valuation methodology and underlying financial information included in our determination of fair value require significant judgments to be made by management. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No potential impairment was identified for our reporting units.

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

Other Intangibles
Other intangibles consist of the following:

	December 23,	September 30,
	2009	2009
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulated amortization	(1,268)	(1,224)
Intangible assets subject to amortization, net	1,023	1,067
Intangible assets with indefinite lives	500	500
Total intangible assets	$1,523	$1,567

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with prior acquisitions, and are being amortized over their estimated weighted average useful lives of twelve years and eight years, respectively.  Amortization expense for the twelve weeks ended December 23, 2009 and December 17, 2008 was $44 and $45, respectively.  Total annual amortization for each of the next five years is approximately $190.

Intangible assets with indefinite lives consist of reacquired franchise rights assumed in connection with the acquisitions of CRI and KRI.

11.  Other Assets
Other assets primarily include capitalized software and non-qualified plan investments.

12.  Borrowings

Revolving Credit Facility

Steak n Shake’s Revolving Credit Facility (“Facility”) allows it to borrow up to $20,000, bears interest based on the London Interbank Offered Rate (“LIBOR”) plus 275 basis points, and is scheduled to expire February 15, 2011. At December 23, 2009, outstanding borrowings under the Facility were $18,500 at an interest rate of 3.24%.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios as well as restrict the amount of distributions to the parent Company. Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries. Steak n Shake was in compliance with all covenants under the Facility as of December 23, 2009.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, chattel paper, software, and all other personal property.

Other Long-Term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligation, deferred gain on sale-leaseback transactions, uncertain tax positions, deferred compensation and other debt.

The carrying amounts for debt reported in the condensed consolidated Statement of Financial Position do not differ materially from their fair market values at December 23, 2009.

13.  Income Taxes

Our effective income tax rate decreased to 32.8% from 42.5% in the same period in the prior year primarily due to the change from a pre-tax loss to pre-tax income and the effect of federal income tax credits when compared to the total pre-tax income or loss.

As of December 23, 2009, we had approximately $1,515 of unrecognized tax benefits, including approximately $287 of interest and penalties, which are included in other long-term liabilities in the condensed consolidated Statement of Financial Position.  During the twelve weeks ended December 23, 2009, we recognized approximately $23 in potential interest and penalties associated with uncertain tax positions.  Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense.  Of the $1,515 of unrecognized tax benefits, $938 would impact the effective income tax rate if recognized.

We file income tax returns which are periodically audited by various federal, state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local tax examinations for fiscal years prior to 2005.  We believe we have certain state income tax exposures related to fiscal years 2005 and 2006.  Due to the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $232 within 12 months.

14.  Common Stock Plans

As described in Note 1, a 1-for-20 reverse stock split was effective on December 18, 2009.  The Company’s stock began trading on a post-split basis on December 21, 2009.

Employee Stock Options - During the twelve weeks ended December 23, 2009, employees exercised 137 options on a post-split basis under plans approved by our shareholders.  Employees and non-employee directors forfeited 3,607 options during the quarter.  Pre-tax stock-based compensation expense recorded during the twelve weeks ending December 23, 2009 for the stock option plans totaled $122. The Company has placed a moratorium on the issuance of stock options.

Restricted Shares - During the twelve weeks which ended December 23, 2009, we did not grant non-vested restricted shares to employees or non-employee directors.   During the same period, 800 restricted shares were forfeited and 200 restricted shares were vested.  Pre-tax stock-based compensation expense recorded during the twelve weeks ending December 23, 2009 for the plan totaled $15. The Company has placed a moratorium on the issuance of restricted stock.

Employee Stock Purchase Plan - During the twelve weeks that ended December 23, 2009, we issued 11,802 shares (pre-split effective date) to employees under our Employee Stock Purchase Plan.  Pre-tax stock-based compensation expense recorded during the twelve weeks ending December 23, 2009 for the Employee Stock Purchase Plan totaled $11. The Employee Stock Purchase Plan has been terminated.

Our compensation philosophy, including the various equity plans, has changed to reflect present management’s view on the most effective method to create shareholder value. The new incentives, which are cash based, are designed to ensure alignment with the Company’s objective to maximize intrinsic business value on a per share basis.   During the first quarter of fiscal year 2010, we resolved to suspend, indefinitely, all future option grants under the 2008 Employee Stock Option Plan.  Additionally, we terminated the 2009 Employee Stock Option Plan, under which no options had been granted to date.

15.  Fair Value of Financial Assets and Liabilities

The fair value framework as established in ASC paragraph 820-10-50-2 requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair values, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•
Level 2:  Observable inputs other than those included in Level 1.  For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of December 23, 2009, the fair values of financial assets were as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$-	$42,857	$-	$42,857
Investments	9,182	-	-	9,182
Non-qualified deferred compensation plan investments	379	-	-	379
Total assets at fair value	$9,561	$42,857	$-	$52,418

There were no financial liabilities measured at fair value as of December 23, 2009.  There were no changes in our valuation techniques used to measure fair values on a recurring basis.

16.  Supplemental Cash Flow Information

During the twelve weeks ended December 23, 2009, Steak n Shake had lease retirements of $798 and $318 of capital expenditures in accounts payable as of December 23, 2009.  There was $331 of capital expenditures in accounts payable as of December 17, 2008.

17.  Commitments and Contingencies

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

18. Capital Stock

During the first quarter of fiscal 2010, the Board of Directors approved a 1-for-20 reverse stock split with an effective date of December 18, 2009.  As a result, the authorized capital decreased from 50,000,000 shares of common stock with a stated value of $0.50 to 2,500,000 shares of common stock with a stated value of $0.50.  The issued shares decreased from 30,332,839 to 1,514,257, and treasury shares decreased from 1,555,938 to 78,005.  Additionally, additional paid-in capital increased $13,668 which was offset by cash payments totaling $711 to shareholders in lieu of fractional shares.

19.  Shareholders’ equity

Changes in shareholders’ equity for the twelve weeks ended December 23, 2009 and December 17, 2008 are shown in the table below.

	The Steak n Shake Company shareholders' equity
				Accumulated
				Other
	Common	Additional Paid-In	Retained	Comprehensive	Treasury		Non-controlling
	Stock	Capital	Earnings	Income	Stock	Total	Interest
Balance at September 30, 2009*	$757	$143,691	$167,731	$112	$(20,430)	$291,861	$186
Net earnings			5,477			5,477	17
Change in unrealized gains and losses on investments, net of taxes of $291				455		455	-
Total comprehensive income						5,932	17
Shares related to exercise of stock options and other transactions		319			(49)	270
Cash paid in lieu of fractional shares		(711)				(711)
Changes in noncontrolling interest							(25)
Balance at December 23, 2009	$757	$143,299	$173,208	$567	$(20,479)	$297,352	$178

Balance at September 24, 2008*	$757	$142,935	$161,733	$-	$(21,846)	$283,579	$-
Net loss			(3,440)			(3,440)
Shares related to exercise of stock options and other transactions		26			1,030	1,056
Balance at December 17, 2008*	$757	$142,961	$158,293	$-	$(20,816)	$281,195	$-

* Adjusted for 1-for-20 reverse stock split.

20.  Noncontrolling interest

During the fourth quarter of 2009, Steak n Shake executed an agreement with a former employee to operate three Steak n Shake locations in the Tallahassee, Florida market.  A new entity was formed (Steak n Shake of Tallahassee LLC), with Steak n Shake contributing the net assets of the three store locations.  Capital totaling $727 was contributed by our former employee, of which $577 was financed through a 20-year note payable to Steak n Shake.  The note receivable by Steak n Shake is not reflected in the balance sheet as it directly offsets the former employee’s noncontrolling interest.  In exchange for his contribution and managerial services, our former employee received a 27% ownership interest in the new company and will participate in 49% of the profits or losses accrued by the three locations, as defined by the terms of the agreement.  Additionally, we have the option of purchasing the noncontrolling interest for a price equal to the former employee’s initial cash contribution plus any principal payments made on the note.

21.  Other income (expense)

Other income (expense) primarily includes rental income from subleased restaurants, ancillary revenue sources, interest income, and changes in the value of non-qualified deferred compensation plan investments.

22.  Western Transaction

On October 22, 2009, we jointly announced with Western Sizzlin Corporation (“Western”) the execution of an agreement for Western to merge into a wholly-owned subsidiary of the Company.  If completed, the merger agreement currently provides for us to issue and deliver to Western shareholders our subordinated debentures with a principal amount of approximately $23.0 million, subject to adjustment as provided in the merger agreement.  We have filed the appropriate documentation with the Securities and Exchange Commission related to this business combination.  We expect to incur transaction costs of approximately $1,275 in connection with the Western acquisition. During the current quarter, we incurred $347 of such costs which have been recorded in general and administrative expenses.

23.  Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the time of filing these condensed consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on January 29, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000s, except share and per share data)

The Steak n Shake Company

The Steak n Shake Company (“we”, “us” or the “Company”) is a diversified holding company.  Steak n Shake Operations, Inc. (Steak n Shake), a wholly-owned subsidiary of the Company is engaged primarily in the ownership, operation and franchising of Steak n Shake restaurants.  As of December 23, 2009, Steak n Shake had 412 company-owned restaurants and 73 franchised locations located in 21 states.

The Steak n Shake Company is led by Sardar Biglari, Chairman and Chief Executive Officer.  Our long-term objective is to maximize intrinsic business value per share of the Company. (Intrinsic value is computed by taking all future cash flows into and out of the business and then discounting the resultant number at an appropriate interest rate.)  Our strategy is to reinvest cash generated from our operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  All investment and other capital allocation decisions are made for the Company by Mr. Biglari.

On October 22, 2009 we jointly announced with Western Sizzlin Corporation (“Western”) the execution of an agreement for Western to merge into a wholly-owned subsidiary of the Company.  If completed, the merger agreement currently provides for us to issue and deliver to Western shareholders our subordinated debentures with a principal amount of approximately $23.0 million, subject to adjustment as provided in the merger agreement.  We have filed the appropriate documentation with the Securities and Exchange Commission related to this business combination.

During the first quarter of fiscal 2010, the Board of Directors approved a 1-for-20 reverse stock split.  The split was effective on December 18, 2009.  The Company’s stock began trading on a post-split basis on December 21, 2009.  No fractional shares were issued in connection with the reverse stock split.  The Company made cash payments totaling $711 to shareholders in lieu of fractional shares.  All per share information included in this Form 10-Q has been restated to reflect the reverse split.

Steak n Shake Operations, Inc.

Steak n Shake is engaged primarily in the ownership, operation, and franchising of Steak n Shake restaurants.  Steak n Shake is a classic American brand serving premium burgers and milk shakes. Founded in 1934 in Normal, Illinois, Steak n Shake offers its patrons full-service dining with counter and dining room seating, as well as drive-thru and carry-out service. The mission of the restaurant chain is to constantly serve its patrons the highest quality burgers and shakes along with extending them great service at the lowest possible prices.

Overview

In the following discussion, the term “same-store sales” refers to the sales of only those units open 18 months as of the beginning of the current fiscal quarter and which remained open through the end of the fiscal quarter.

Fiscal First Quarter and Fiscal Year 2010 Results

Net earnings for fiscal first quarter and fiscal year 2010 were $5,477, or $3.82 per diluted share, contrasted with a net loss of ($3,440) or ($2.43) per diluted share for the first quarter of fiscal year 2009.  Same-store sales increased 14.4% compared with the same quarter in the prior year.  Net sales increased 12.9% from $130,719 to $147,586 in the current quarter.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and other factors that are believed to be relevant under the circumstances.  There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Results of Operations

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in our condensed consolidated Statements of Operations for the periods indicated:

	Twelve Weeks Ended
	December 23,	December 17,
	2009	2008
Revenues
Net sales	99.4%	99.3%
Franchise fees	0.6	0.7
Total revenues	100.0	100.0

Costs and expenses
Cost of sales (1)	26.1	26.9
Restaurant operating costs (1)	49.6	54.8
General and administrative	5.9	6.6
Depreciation and amortization	4.7	5.7
Marketing	5.2	5.7
Interest	1.7	2.7
Rent	2.5	2.7
Asset impairments and provision for restaurant closing	0.1	0.1
Gain on disposal of assets	(0.0)	(0.0)
Other (income) expense, net	(0.6)	0.0

Realized investment gains/losses	0.2	-

Earnings (loss) before income taxes	5.5	(4.5)

Income taxes	1.8	(1.9)

Net earnings (loss)	3.7	(2.6)

Less: Earnings attributable to noncontrolling interest	0.0%	0.0%

Net earnings (loss) attributable to the Steak n Shake Company	3.7%	(2.6)%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended December 23, 2009 to Twelve Weeks Ended December 17, 2008

Net Earnings (Loss)

We recorded net earnings of $5,477, or $3.82 per diluted share, for the current quarter as compared with a net loss of ($3,440) or ($2.43) per diluted share for the first quarter of fiscal year 2009.

Revenues

Net sales increased 12.9% from $130,719 to $147,586 in the current quarter.  Same-store sales increased 14.4% compared with the same quarter in the prior year.  The increase in same-store sales resulted from an increase in customer traffic of 23%.

Franchise fees decreased 4.1% to $919 in the current fiscal quarter.  The decrease is a result of fewer franchised stores offset by a 7.6% increase in franchisee same-store sales.

Costs and Expenses

Cost of sales was $38,479 or 26.1% of net sales, compared with $35,117 or 26.9% of net sales in the first quarter of fiscal year 2009.

Restaurant operating costs were $73,157 or 49.6% of net sales, compared with $71,596 or 54.8% of net sales in the first quarter of fiscal year 2009.  Total labor and fringes as a percentage of net sales decreased from 40.2% to 36.8% in the current quarter because of several initiatives that were implemented to increase productivity and labor efficiency.

General and administrative expenses decreased as a percentage of total revenues from 6.6% to 5.9%.

            Marketing expense decreased as a percentage of total revenues from 5.7% to 5.2%.

Interest expense decreased $1,048 to $2,554.  Interest expense in 2009 included a $506 prepayment penalty related to the $4,471 principal prepayment on our Senior Note Agreement and Private Shelf Facility (the “Senior Note Agreement”) that we amended during the first quarter of fiscal year 2009 and subsequently repaid and terminated prior to the end of fiscal year 2009

Rent expense decreased as a percentage of total revenues primarily due to the increase in same-store sales.

Income Taxes

Our effective income tax rate decreased to 32.8% from 42.5% in the same period in the prior year primarily due to the change from a pre-tax loss to pre-tax income and the effect of federal income tax credits when compared to the total pre-tax income or loss.

Liquidity and Capital Resources

We generated $19,686 in cash flows from operations during the first quarter of fiscal year 2010 as compared to $15,592 during the first quarter of fiscal year 2009.  The first quarter of 2009 included a net $10,632 related to income tax refunds.

Net cash used in investing activities in the first quarter of 2010 of $7,481 included purchases of investments of $8,174.  Net cash provided by investing activities of $3,082 during the first quarter of fiscal year 2009 resulted primarily from proceeds of $5,056 related to the sale of one parcel of land, one restaurant property, and the transfer of two buildings as well as equipment to a franchisee.  Steak n Shake closed one company-owned restaurant and refranchised seven company-owned restaurants to a franchisee during the first quarter of fiscal 2009.

Net cash used in financing activities of $1,409 during the first quarter of 2010 included $711 of cash paid to shareholders in lieu of fractional shares related to the 1-for-20 reverse stock split effective as of December 18, 2009.

Our balance sheet continues to maintain significant liquidity.  We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, existing credit facilities, and the sale of excess properties.  We continually review available financing alternatives. In addition, we may consider, on an opportunistic basis, strategic decisions to create value and improve operating performance.

Revolving Credit Facility

Steak n Shake’s Revolving Credit Facility (“Facility”) allows it to borrow up to $20,000, bears interest based on LIBOR plus 275 basis points, and is scheduled to expire February 15, 2011.  At December 23, 2009, outstanding borrowings under the Facility were $18,500 at an interest rate of 3.24%.  At September 30, 2009, outstanding borrowings under the Facility were $18,500 at an interest rate of 3.3%.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios as well as restrict certain distributions to the parent Company.  Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries.  These restrictions and covenants include requirements to limit the ratio of total liabilities to tangible net worth (as defined in the credit agreement) to a maximum of 1.50 and to maintain a minimum fixed charge coverage ratio (as defined in the credit agreement) of 1.75.  Steak n Shake was in compliance with all covenants under the Facility as of December 23, 2009.

The carrying amounts for debt reported in the condensed consolidated Statement of Financial Position do not differ materially from their fair market values at December 23, 2009.

New Accounting Standards

See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Effects of Governmental Regulations and Inflation

Most of Steak n Shake employees are paid hourly rates related to federal and state minimum wage laws.  Any increase in the legal minimum wage would directly increase its operating costs.  Steak n Shake is also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions, and accessibility standards.  Any changes in these laws that require improvements to its restaurants would increase operating costs.  In addition, Steak n Shake is subject to franchise registration requirements and certain related federal and state laws regarding franchise operations.  Any changes in these laws could affect its ability to attract and retain franchisees.

Inflation in food, labor, fringe benefits, energy costs, transportation costs, and other operating costs also directly affect Steak n Shake’s operations.

Risks Associated with Forward-Looking Statements

Certain statements contained in this report represent forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures or other financial items, as well as assumptions underlying any of the foregoing.  Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may” and other similar terminology.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to:

•	the success of Steak n Shake’s plan to increase store traffic on a profitable basis;
•	competition in the restaurant industry for customers, staff, locations, and new products;
•	disruptions in the overall economy and the financial markets;
•	Steak n Shake’s ability to comply with the restrictions and covenants to its debt agreements;
•	declines in the market price of our common stock, which could adversely affect our goodwill impairment analysis;
•	the potential to recognize additional impairment charges on our long-lived assets;
•	fluctuations in food commodity and energy prices and the availability of food commodities;
•	the ability of Steak n Shake’s franchisees to operate profitable restaurants;
•	the poor performance or closing of even a small number of restaurants;
•	changes in customer preferences, tastes, and dietary habits;
•	changes in minimum wage rates and the availability and cost of qualified personnel;
•	harsh weather conditions or losses due to casualties;
•	unfavorable publicity relating to food safety or food-borne illness;
•	exposure to liabilities related to the ownership and leasing of significant amounts of real estate;
•	our ability to comply with existing and future governmental regulations;
•	our ability to adequately protect our trademarks, service marks, and other components of our brand; and
•	other risks identified in the periodic reports we file with the Securities and Exchange Commission.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our investing and borrowing activities, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations.  Market prices for equity securities are subject to fluctuations and consequently the amount realized in the subsequent sale of an investment may differ from the reported market value.

At December 23, 2009 the Revolving Credit Facility bore interest at a rate based upon LIBOR plus 275 basis points.  Historically, we have not used derivative financial instruments to manage exposure to interest rate changes.  At December 23, 2009, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $26 on our quarterly net earnings.

Steak n Shake purchases certain food products which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 23, 2009.

There have been no changes in our internal control over financial reporting that occurred during the current quarter ended December 23, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

10.01	Severance agreement with Duane Geiger

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 29, 2010

THE STEAK N SHAKE COMPANY

By:	/s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer, Vice President and Controller