Form 10-Q
period 2010-04-14
BIGLARI HOLDINGS INC.
filed 2010-05-21
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 14, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 0-8445

BIGLARI HOLDINGS INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of May 20, 2010 1,433,587 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

BIGLARI HOLDINGS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position (Unaudited)
Biglari Holdings Inc.
(Amounts in $000s, except share and per share data)
	April 14,	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$75,216	$51,395
Investments	5,806	3,001
Receivables, net of allowance of $538 and $538, respectively	10,848	7,660
Inventories	8,125	6,595
Deferred income taxes	4,329	3,910
Assets held for sale	12,284	13,733
Other current assets	4,561	4,421
Total current assets	121,169	90,715
Property and equipment, net	392,609	399,635
Marketable securities held by consolidated affiliated partnerships	11,658	-
Goodwill	33,220	14,503
Other intangible assets, net	1,463	1,567
Other assets	8,420	8,076
Total assets	$568,539	$514,496

Liabilities and shareholders' equity
Liabilities
Current liabilities:
Accounts payable	$25,962	$22,293
Accrued expenses	33,628	30,381
Revolving credit	17,500	18,500
Current portion of obligations under leases	4,390	4,339
Current portion of long-term debt	148	20
Total current liabilities	81,628	75,533
Deferred income taxes	10,754	9,388
Obligations under leases	127,098	130,076
Long-term debt	25,396	48
Other long-term liabilities	9,377	7,404
Total liabilities	254,253	222,449

Commitments and contingencies

Redeemable noncontrolling interests of consolidated affiliated partnerships	12,004	-

Shareholders' equity
Common stock - $0.50 stated value, 2,500,000 shares authorized - 1,511,175 shares issued, 1,431,608 shares outstanding*	756	757
Additional paid-in capital	143,693	143,691
Retained earnings	178,732	167,731
Accumulated other comprehensive income	252	112
Treasury stock - at cost: 79,567 shares as of April 14, 2010; 77,796 shares as of September 30, 2009*	(21,151)	(20,430)
Biglari Holdings Inc. shareholders' equity	302,282	291,861
Noncontrolling interest	-	186
Total shareholders' equity	302,282	292,047
Total liabilities and shareholders' equity	$568,539	$514,496

* Adjusted for 1-for-20 reverse stock split effective December 18, 2009.

See accompanying notes.

Condensed Consolidated Statements of Operations (Unaudited)
Biglari Holdings Inc.
(Amounts in $000s except share and per share data)
	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 14,	April 8,	April 14,	April 8,
	2010	2009	2010	2009
Revenues
Net sales	$196,650	$187,975	$344,236	$318,694
Franchise fees	1,192	1,054	2,111	2,012
Total revenues	197,842	189,029	346,347	320,706

Costs and expenses
Cost of sales	54,160	50,714	92,639	85,831
Restaurant operating costs	98,394	96,423	171,551	168,019
General and administrative	11,609	10,799	20,394	19,444
Depreciation and amortization	8,962	9,606	15,885	17,049
Marketing	9,882	9,873	17,609	17,416
Interest	3,527	4,049	6,081	7,651
Rent	4,936	4,659	8,629	8,224
Asset impairments and provision for restaurant closing	(28)	741	143	917
Loss (gain) on disposal of assets	122	47	99	(12)
Total costs and expenses	191,564	186,911	333,030	324,539

Other income (expense)
Other income	1,741	726	2,677	1,254
Other expense	(186)	(238)	(295)	(796)
Other income (expense), net	1,555	488	2,382	458

Realized investment gains/losses	522	-	834	-

Earnings (loss) before income taxes	8,355	2,606	16,533	(3,375)

Income taxes	2,838	353	5,522	(2,188)

Net earnings (loss)	5,517	2,253	11,011	(1,187)

Less: (Loss) earnings attributable to noncontrolling interest	(7)	-	10	-

Net earnings (loss) attributable to Biglari Holdings Inc.	$5,524	$2,253	$11,001	$(1,187)

Basic earnings (loss) per common and common equivalent share*	$3.87	$1.58	$7.70	$(0.84)

Diluted earnings (loss) per common and common equivalent share*	$3.84	$1.58	$7.66	$(0.84)

Weighted average shares and equivalents*
Basic	1,428,699	1,423,918	1,427,835	1,420,134
Diluted	1,437,806	1,427,720	1,436,746	1,420,134

* Adjusted for 1-for-20 reverse stock split effective December 18, 2009.

See accompanying notes.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Biglari Holdings Inc.
(Amounts in $000s)
	Twenty-Eight Weeks Ended
	April 14,	April 8,
	2010	2009
Operating activities
Net earnings (loss)	$11,011	$(1,187)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	15,885	17,049
Provision for deferred income taxes	1,519	1,748
Asset impairments and provision for restaurant closing	143	917
Stock-based compensation and other non-cash expenses	900	1,942
Loss (gain) on disposal of assets	99	(12)
Realized investment gains	(834)	-
Changes in receivables and inventories	(3,152)	9,312
Changes in other assets	(126)	(2,098)
Changes in accounts payable and accrued expenses	5,650	(1,868)
Net cash provided by operating activities	31,095	25,803

Investing activities
Additions of property and equipment	(4,648)	(2,612)
Proceeds from property and equipment disposals	711	6,590
Purchases of investments	(9,532)	-
Sale of investments	9,169	-
Cash from merger activities	1,208	-
Net cash (used in) provided by investing activities	(3,092)	3,978

Financing activities
Proceeds from revolving credit facility	-	7,400
Payments on revolving credit facility	(1,000)	(4,580)
Principal payments on long-term debt	(8)	(4,482)
Proceeds from property sale-leaseback	-	2,005
Principal payments on direct financing lease obligations	(2,253)	(2,407)
Proceeds from exercise of stock options and employee stock purchase plan	210	566
Cash paid in lieu of fractional shares	(711)	-
Repurchase of employee shares for tax withholding	(199)	(128)
Distributions to noncontrolling interest	(221)	-
Net cash used in financing activities	(4,182)	(1,626)

Increase in cash and cash equivalents	23,821	28,155
Cash and cash equivalents at beginning of period	51,395	6,855
Cash and cash equivalents at end of period	$75,216	$35,010

See accompanying notes.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
Biglari Holdings Inc.
(Amounts in $000s)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Shares	Total	Non- controlling Interest
Balance at September 30, 2009*	$757	$143,691	$167,731	$112	$(20,430)	$291,861	$186
Net earnings			11,001			11,001	10
Reclassification of investment appreciation in net earnings, net of $58 tax				(92)		(92)	-
Net change in unrealized gains and losses on investments, net of $148 tax				232		232	-
Total comprehensive income						11,141	10
Shares related to exercise of stock options and other transactions		712			(353)	359
Retirement of shares held by subsidiary	(1)	1
Cash paid in lieu of fractional shares		(711)				(711)
Changes in noncontrolling interest							(196)
Reacquired shares from acquisition					(368)	(368)
Balance at April 14, 2010	$756	$143,693	$178,732	$252	$(21,151)	$302,282	$-

Balance at September 24, 2008*	$757	$142,935	$161,733	$-	$(21,846)	$283,579	-
Net loss			(1,187)			(1,187)
Shares related to exercise of stock options and other transactions		253			1,638	1,891
Balance at April 8, 2009*	$757	$143,188	$160,546	$-	$(20,208)	$284,283	-

* Adjusted for 1-for-20 reverse stock split.

See accompanying notes.

Notes to Condensed Consolidated Financial Statements

Biglari Holdings Inc.
(Unaudited)
(Amounts in $000s, except share and per share data)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Biglari Holdings Inc. (“we”, “us”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Biglari Holdings Inc. is a holding company engaged in a number of diverse business activities.  The most significant operating subsidiaries are currently engaged in investment management and the franchising and operating of restaurants.  The most significant operating subsidiary is Steak n Shake Operations, Inc. (“Steak n Shake”), which is engaged in the ownership, operation, and franchising of Steak n Shake restaurants.  On March 30, 2010, the Company completed its acquisition of Western Sizzlin Corporation (“Western”), which is primarily engaged in the franchising of restaurants.  The end of Western’s fiscal year, September 30th differs from the end of the Company’s fiscal year, the last Wednesday in September.

Beginning March 30, 2010, our consolidated financial statements include the accounts of Western and its (i) wholly-owned subsidiaries, Western Sizzlin Franchise Corporation, The Western Sizzlin Stores, Inc., Western Sizzlin Stores of Little Rock, Inc., Austins of Omaha, Inc., Western Investments, Inc., and Western Properties, Inc., (ii) a majority-owned limited partnership, Western Acquisitions, L.P., (iii) a solely-owned limited partnership, Western Real Estate, L.P., (iv) wholly-owned limited liability companies, Western Mustang Holdings, L.L.C. and Mustang Capital Management, L.L.C., (v) a majority-owned limited partnership, Mustang Capital Advisors, L.P., and (vi) two limited partnerships, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. Collectively, Mustang Capital Advisors, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. are referred to as affiliated partnerships of the Company. See Note 2 for further information regarding the acquisition.

In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Statement of Financial Position as of April 14, 2010, the condensed consolidated Statements of Operations for the sixteen and twenty-eight weeks ended April 14, 2010 and April 8, 2009, and the condensed consolidated Statements of Cash Flows and Statements of Shareholders’ Equity for the twenty-eight weeks ended April 14, 2010 and April 8, 2009 have been included, and consist only of normal recurring adjustments.

The condensed consolidated Statements of Operations for the sixteen and twenty-eight weeks ended April 14, 2010 and April 8, 2009 are not necessarily indicative of the consolidated Statements of Operations for the entire fiscal years.  For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

During the first quarter of fiscal 2010, the Board of Directors approved a 1-for-20 reverse stock split.  The split was effective on December 18, 2009.  The Company’s stock began trading on a post-split basis on December 21, 2009.  No fractional shares were issued in connection with the reverse stock split.  The Company made cash payments totaling $711 to shareholders in lieu of fractional shares.  See Note 20 for additional information.

2. Acquisitions

On March 30, 2010, the Company, through its wholly-owned subsidiary, Grill Acquisition Corporation (“Merger Sub”), acquired 100% of the outstanding equity interests of Western Sizzlin Corporation (“Western”), pursuant to an Agreement and Plan of Merger among the Company, Merger Sub and Western, dated as of October 22, 2009 (the “Agreement”). Upon the consummation of the merger pursuant to the Agreement, Western merged with and into Merger Sub, with Western continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.

Under the terms of the Agreement, each share of Western’s common stock was cancelled upon the completion of the merger and converted into the right to receive a pro rata portion of a new issue of 14% redeemable subordinated debentures due 2015 issued by the Company (the “debentures”) in the aggregate principal amount of $22,959 (approximately $8.07 principal amount of debentures per Western share), with cash of $194 paid in lieu of fractional debenture interests.

The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Western based on their estimated fair values as of the closing date.  The Company is still in the process of determining the fair value of the assets acquired and liabilities assumed.  This valuation process, as well as the evaluation of the related income tax implications of the transaction, will likely be completed prior to the filing of the Company’s Annual Report on Form 10-K for the year ending September 29, 2010.

During the twenty-eight weeks ended April 14, 2010, we incurred $701 of transaction related costs which have been recorded in general and administrative expenses in the Statements of Operations.

The following table represents the Company’s preliminary assessment of the total purchase consideration allocated to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed from Western as of March 30, 2010.

Purchase
Allocation

Current assets	$3,310
Property and equipment, net	4,874
Investments, including marketable securities held by consolidated affiliated partnerships	13,037
Goodwill and intangible assets	18,717
Other assets	828
Total assets acquired	40,766

Current liabilities	1,966
Debt	2,595
Other long-term liabilities	1,610
Redeemable noncontrolling interests of consolidated affiliated partnerships	12,004
Treasury stock	(368)
Total liabilities and treasury stock assumed	17,807

Net assets acquired	$22,959

The goodwill and intangible assets generated from the merger is a result of the excess purchase price over the net fair value of the assets and liabilities acquired.  Due to the timing of the closing of the acquisition as compared to the Company’s fiscal quarter end, Western’s earnings during the period covering the Company’s ownership were not material. Prior to the acquisition, the Company had one reportable segment.  Management is still in the preliminary stage of determining the structure of the consolidated entity and what our operating and reporting segments, if any, will be for purposes of reporting operations. We expect goodwill of approximately $942 to be deductible for tax purposes.

The following unaudited pro forma combined results of operations give effect to the acquisition of Western as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations do not purport to represent our consolidated results of operations had the acquisition occurred on the dates assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations. The pro forma results do not reflect the expected cost savings.

(In 000’s, except per share amounts)	Twenty-Eight Weeks Ended
	April 14,	April 8,
	2010	2009
Net revenues	$353,628	$328,858
Net earnings (loss)	9,622	(2,504)
Basic earnings (loss) per share	$6.74	$(1.76)
Diluted earnings (loss) per share	$6.70	$(1.76)

3.  Seasonal Aspects

Our restaurant operations have substantial fixed costs that do not decline concomitantly with sales. Results for our restaurant operations for the first and second fiscal quarters, which include the winter months, usually reflect lower customer traffic than in the third and fourth fiscal quarters.

Additionally, sales in the first and second fiscal quarters can be adversely affected by severe winter weather.  Unfavorable weather could also occur during the first and fourth fiscal quarters as a result of hurricanes and tropical storms in the Southeastern portion of the United States.

4.  New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-09”). ASU 2010-09 amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), and requires additional disclosure about significant transfers between levels 1, 2, and 3 of the fair value hierarchy as well as disclosure of changes in level 3 activity on a gross basis. In addition, the guidance clarifies existing requirements regarding the required level of disaggregation by class of assets and liabilities and also clarifies disclosures of inputs and valuation techniques. The guidance became effective beginning in the Company's second quarter of fiscal year 2010, except for the requirement to disclose level 3 activity on a gross basis, which will be effective as of the beginning of the Company's fiscal year 2012. The adoption did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification, (“Codification”), as the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. This guidance was included in the Codification under ASC Topic 105. Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”), under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for us on September 30, 2009 and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification does not change or alter existing GAAP, and, therefore, did not have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”).  FAS 167 amends FASB ASC Section 810-10-25, Consolidation – Recognition (FASB Interpretation No. 46(R)) to require an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  During December 2009, the FASB issued ASU 2009-17, “Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The amended provisions of ASC 810-10-25 are effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, our fiscal year 2011. We do not expect the adoption of this standard to have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“FAS 166”). FAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  In December 2009, the FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 eliminate the exceptions for qualifying special purpose entities from the consolidation guidance and the exception that permitted sales accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  FAS 166 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, our fiscal year 2011. We do not expect the adoption of this standard, as amended, to have a material impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued FASB ASC Topic 855, Subsequent Events (“ASC Topic 855”), which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. ASC Topic 855 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted ASC Topic 855 on July 1, 2009. The adoption of ASC Topic 855 did not have a material impact on our consolidated financial statements and required disclosures. On February 24, 2010, the FASB issued Accounting Standards Update 2010-09, amending ASC Topic 855 by, among other items, exempting registrants from disclosing the date through which subsequent events have been evaluated.

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

In December 2007, the FASB issued guidance which requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The guidance also broadens the definition of a business combination and expands disclosures related to business combinations.  The guidance (currently residing in FASB ASC Topic 805, Business Combinations [“ASC Topic 805”]) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, our fiscal year 2010, except that business combinations consummated prior to the effective date must apply the above mentioned income tax requirements immediately upon adoption.  For business combinations expected to close in the effective year (our fiscal year 2010) and therefore be accounted for under this new guidance, acquisition related costs should be expensed as incurred.  As such, we recorded acquisition related expenses through completion of the merger on March 30, 2010 of approximately $701, which were included in general and administrative expenses.  We are required to apply this guidance to our acquisition of Western Sizzlin Corporation (“Western”).

In December 2007, the FASB issued FASB ASC paragraph 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“ASC paragraph 810-10-65-1").  ASC paragraph 810-10-65-1 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity.  ASC paragraph 810-10-65-1 is effective for fiscal years beginning after December 15, 2008, our fiscal year 2010.  We adopted this guidance at the beginning of our fiscal 2010, and it had no material impact on our consolidated financial statements and required disclosures.

5.  Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net income or total assets. Of most significance, we reclassified disposable paper and plastic costs and other meal costs that were previously classified under restaurant operations into cost of sales because that is how management internally evaluates the business. Amounts reclassified are as follows:

	Sixteen Weeks Ended	Twenty-Eight Weeks Ended
	April 8,	April 8,
	2009	2009

Cost of sales – previously reported	$45,611	$77,642
Reclass to cost of sales from restaurant operating costs	5,103	8,189
Cost of sales	$50,714	$85,831

Restaurant operating costs – previously reported	$101,526	$176,208
Reclass to cost of sales from restaurant operating costs	(5,103)	(8,189)
Restaurant operating costs	$96,423	$168,019

The remaining reclassifications were immaterial individually and in the aggregate.

6.  Earnings (Loss) Per Share

Earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the period. The following table presents a reconciliation of the basic and diluted weighted average common shares.

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 14,	April 8,	April 14,	April 8,
	2010	2009	2010	2009

Basic earnings (loss) per share:
Weighted average common shares	1,428,699	1,423,918	1,427,835	1,420,134

Diluted earnings (loss) per share:
Weighted average common shares	1,428,699	1,423,918	1,427,835	1,420,134
Dilutive effect of stock awards	9,107	3,802	8,911	-
Weighted average common and incremental shares	1,437,806	1,427,720	1,436,746	1,420,134

Number of share-based awards excluded from the calculation of diluted loss per share because the awards' exercise prices were greater than the average market price of the Company's common stock, or because they were antidilutive due to the Company's net loss for the twenty-eight weeks ended April 8, 2009	14,714	62,089	16,367	70,531

All share and earnings (loss) per share information has been restated to reflect the reverse stock split.

7.  Investments

•	Marketable Securities held by the holding companies

Investments consist of available-for-sale equity securities. The cost, unrealized gains and losses, and fair value are as follows:

	April 14,	September 30,
	2010	2009
Cost	$5,394	$2,818
Gross unrealized gains	412	183
Gross unrealized losses	-	-
Fair value	$5,806	$3,001

Investment gains/losses arise when investments are sold (as determined on a specific identification basis). Realized investment gains/losses were as follows:

	Sixteen Weeks Ended	Twenty-Eight Weeks Ended
	April 14,	April 14,
	2010	2010
Gross realized gains on sales	$522	$834
Gross realized losses on sales	$-	$-

•	Marketable Securities held by consolidated affiliated partnerships

Western Acquisitions, LP and Western Mustang Holdings, LLC are considered, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide Investment Companies. The Company has retained the specialized accounting for both entities pursuant to FASB ASC 810-10-25 (formerly EITF Issue No. 85-12, Retention of Specialized Accounting for Investment in Consolidation). As such, marketable equity securities held by both partnerships are recorded at fair value in Investments in marketable securities held by consolidated affiliated partnerships, with unrealized gains and losses resulting from changes in fair value reflected in the condensed consolidated Statements of Operations.

As of April 14, 2010, Western Acquisitions, LP and Western Mustang Holdings, LLC collectively owned a total of 11,136 shares of Biglari Holdings Inc.’s common stock, of which 964 shares, or $368 is reported as treasury stock based on our general partners interest in the consolidated affiliated partnerships.  The remaining 10,172 shares, or $3,878, is effectively owned by the limited partners and is therefore reported as a reduction to redeemable noncontrolling interests of consolidated affiliated partnerships on the balance sheet.

The cost and fair value of the remaining marketable equity securities held by Western Mustang Holdings, LLC are $10,995.

8.  Net Property and Equipment

Net property and equipment consists of the following:

	April 14,	September 30,
	2010	2009
Land	$157,233	$152,413
Buildings	148,332	148,335
Land and leasehold improvements	153,884	153,990
Equipment	202,802	200,291
Construction in progress	1,081	1,813
	663,332	656,842
Less accumulated depreciation and amortization	(270,723)	(257,207)
Property and equipment, net	$392,609	$399,635

9.  Assets Held for Sale

Assets held for sale relate to Steak n Shake and consist of the following:

	April 14,	September 30,
	2010	2009
Land and buildings	$10,568	$11,849
Land and leasehold improvements	1,716	1,881
Equipment	-	3
Total assets held for sale	$12,284	$13,733

The September 30, 2009 balances included assets related to one office closed during the third quarter of fiscal year 2009, eight restaurants closed during prior years, and 14 parcels of land. During the first quarter of 2010, Steak n Shake sold one of the previously closed restaurants. Additionally, one parcel of land was reclassified from held for sale to property and equipment during second quarter of fiscal year 2010.

10.  Other Current Assets

Other current assets primarily include prepaid rent, taxes, contractual obligations, and marketing expenditures.

11.  Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisitions of Creative Restaurants, Inc. (“CRI”) and Kelley Restaurants, Inc. (“KRI”) on July 6, 2006 and December 29, 2004, respectively. Goodwill also includes a preliminary estimate of the excess of the purchase price over the fair value of net assets acquired of Western.

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

Other Intangibles
Other intangibles consist of the following:

	April 14,	September 30,
	2010	2009
Gross value of intangible assets subject to amortization	$2,291	$2,291
Accumulated amortization	(1,328)	(1,224)
Intangible assets subject to amortization, net	963	1,067
Intangible assets with indefinite lives	500	500
Total intangible assets	$1,463	$1,567

Intangible assets subject to amortization consist of a right to operate and favorable leases acquired in connection with prior acquisitions, and are being amortized over their estimated weighted average useful lives of twelve years and eight years, respectively.  Amortization expense for the sixteen weeks ended April 14, 2010 and April 8, 2009 was $60. Amortization expense for the twenty-eight weeks ended April 14, 2010 and April 8, 2009 was $104 and $105, respectively.  Total annual amortization for each of the next five years is approximately $190.

Intangible assets with indefinite lives consist of reacquired franchise rights assumed in connection with the acquisitions of CRI and KRI.

In conjunction with the acquisition of Western, we anticipate recording intangible assets for customer relationships, franchise agreements, and trademarks.  See Note 2 for further information on the Western acquisition and status of the purchase price allocation.

12.  Other Assets

Other assets primarily include capitalized software and non-qualified plan investments.

 13.  Borrowings

Debentures
As previously stated, on March 30, 2010, the Company acquired 100% of the outstanding equity interests of Western Sizzlin Corporation.  Under the terms of the merger agreement, each share of Western’s common stock was cancelled upon the completion of the merger and converted into the right to receive a pro rata portion of a new issue of 14% redeemable subordinated debentures due 2015 issued by the Company (the “Debentures”) in the aggregate principal amount of $22,959 with cash to be paid in lieu of fractional debenture interests.  As of April 14, 2010, Debentures in the aggregate principal amount of $22,765 are outstanding.  The Company paid $194 in lieu of fractional debenture interests.

Steak n Shake Revolving Credit Facility
Steak n Shake’s Revolving Credit Facility (“Facility”) allows it to borrow up to $20,000, bears interest based on the London Interbank Offered Rate (“LIBOR”) plus 275 basis points, and is scheduled to expire February 15, 2011. At April 14, 2010, outstanding borrowings under the Facility were $17,500 at an interest rate of 3.3%.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios as well as restrict the amount of distributions to the parent Company. Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries. Steak n Shake was in compliance with all covenants under the Facility as of April 14, 2010.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, chattel paper, software, and all other personal property of Steak n Shake (and its two subsidiaries).

Western Real Estate Loan Agreement and Note Payable
Western Real Estate, L.P. (“Western RE”), a wholly-owned subsidiary of Western, has a promissory note (the “Note) which is secured by approximately 23 acres of real property.  The principal amount of the Note is $2,293 and the Note bears interest at a rate of 5.0% annually.  The Note is due and payable in consecutive monthly payments of accrued interest only commencing on March 30, 2010.  All principal and accrued interest thereon is due and payable on February 28, 2013.

The loan agreement under which the Note was issued (the “Loan Agreement”) contains various affirmative and negative covenants, limitations and events of default customary for loans of this type to similar borrowers, including limitations on Western RE’s ability to incur indebtedness and liens, subject to limited exceptions, and certain financial covenants that must be maintained.  Additionally, the Note is not guaranteed by or an obligation of the parent Company; rather, the Note is guaranteed by Western and its subsidiaries.  Western RE was in compliance with all covenants under the Loan Agreement as of April 14, 2010.

Western Sizzlin Stores, Inc. Note Payable
Western Sizzlin Stores Inc. (“WSSI”) has a note payable to a finance company with an interest rate of 10.1% due in equal monthly installments with a final payment due on April 10, 2013.  At April 14, 2010, the balance of the note payable was $457.

The carrying amounts for debt reported in the condensed consolidated Statement of Financial Position do not differ materially from their fair market values at April 14, 2010.

14. Other Long-Term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligation, deferred gain on sale-leaseback transactions, uncertain tax positions, deferred compensation and a purchase obligation.

In connection with the acquisition of controlling interests in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, Western is obligated to purchase the noncontrolling interest holder’s ownership upon the occurrence of certain events.  The Company is accounting for this purchase obligation pursuant to FASB ASC 480-10 and therefore the resulting liability is reported in other long-term liabilities on the accompanying condensed consolidated Statements of Financial Position.

15.  Income Taxes

Our effective income tax rate for the twenty-eight weeks ended April 14, 2010 decreased to 33.4% from 64.8% in the same period in the prior year primarily due to the change from a pre-tax loss to pre-tax income and the effect of federal income tax credits when compared to the total pre-tax income or loss.

As of April 14, 2010, we had approximately $1,540 of unrecognized tax benefits, including approximately $293 of interest and penalties, which are included in other long-term liabilities in the condensed consolidated Statement of Financial Position.  During the sixteen and twenty-eight weeks ended April 14, 2010, we recognized approximately $22 and $45 in potential interest and penalties associated with uncertain tax positions.  Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense.  Of the $1,540 of unrecognized tax benefits, $963 would impact the effective income tax rate if recognized.

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

16.  Common Stock Plans

Employee Stock Options - During the twenty-eight weeks ended April 14, 2010, employees exercised 1,019 options on a post-split basis under plans approved by our shareholders.  Employees and non-employee directors forfeited 5,570 options during the quarter.  Pre-tax stock-based compensation expense recorded during the twenty-eight weeks ending April 14, 2010 for the stock option plans totaled $225. The Company has placed a moratorium on the issuance of stock options.

Restricted Shares - During the twenty-eight weeks which ended April 14, 2010, we did not grant non-vested restricted shares to employees or non-employee directors. During the same period, 1,035 restricted shares were forfeited and 1,785 restricted shares were vested.  Pre-tax stock-based compensation expense recorded during the twenty-eight weeks ending April 14, 2010 for the plan totaled $123. The Company has placed a moratorium on the issuance of restricted stock.

Employee Stock Purchase Plan - During the twenty-eight weeks that ended April 14, 2010, we issued 601 shares to employees under our Employee Stock Purchase Plan.  Pre-tax stock-based compensation expense recorded during the twenty-eight weeks ending April 14, 2010 for the Employee Stock Purchase Plan totaled $11. The Employee Stock Purchase Plan has been terminated.

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

17.  Fair Value of Financial Assets and Liabilities

The fair value framework as established in ASC paragraph 820-10-50-2 requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

The following methods and assumptions were used to determine the fair value of each class of the following assets and liabilities recorded at fair value in the condensed consolidated Statement of Financial Position.

Cash equivalents: Cash equivalents primarily consist of money market funds. Money market funds that are carried at fair value, based on quoted market prices, are classified within Level 1 of the fair value hierarchy and are included in marketable securities held by consolidated affiliated partnerships on the condensed consolidated Statements of Financial Position as they are not available for use in operations.

Equity securities: Except as follows, the Company’s investments in equity securities are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.

Approximately $1,650 of the investments held by Mustang Capital Advisors, LP have been classified within Level 2 of the fair value hierarchy and have been valued, in the absence of observable market prices, by the management of Mustang Capital Advisors, LP. Fair value is determined using valuation methodologies after giving consideration to a range of observable factors including last known sales price; any current bids or offers on the stock; comparisons to publicly traded stocks with appropriate discounts for liquidity; size of position; control data research; and current market conditions. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed.

Non-qualified deferred compensation plan investments: The assets of the non-qualified deferred compensation plan are set up in a Rabbi Trust. They represent money market funds that are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.

As of April 14, 2010, the fair values of financial assets were as follows:

Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$663	$55,925	$-	$56,588
Equity securities	5,806	-	-	5,806
Equity securities held by consolidated affiliated partnerships	9,345	1,650	-	10,995
Non-qualified deferred compensation plan investments	428	-	-	428
Total assets at fair value	$16,242	$57,575	$-	$73,817

There were no financial liabilities measured at fair value as of April 14, 2010.  There were no changes in our valuation techniques used to measure fair values on a recurring basis.

During the sixteen and twenty-eight weeks ended April 14, 2010, the Company had no significant fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

18.  Supplemental Cash Flow Information

During the twenty-eight weeks ended April 14, 2010, Steak n Shake had lease retirements of $798 and $201 of capital expenditures in accounts payable as of April 14, 2010.   In addition, as discussed in Note 13, $22,765 of Debentures were issued during the twenty-eight weeks ended April 14, 2010 related to the Company’s acquisition of Western Sizzlin Corporation.  There was $182 of capital expenditures in accounts payable as of April 8, 2009.

19.  Commitments and Contingencies

The Company accrues an obligation for contingencies, including estimated legal costs, when a loss is probable and the amount is reasonably estimable.  As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other expenses.  These estimates are subject to change as events evolve and as additional information becomes available during the litigation process.

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

20.  Capital Stock

During the first quarter of fiscal 2010, the Board of Directors approved a 1-for-20 reverse stock split with an effective date of December 18, 2009.  As a result, the authorized capital decreased from 50,000,000 shares of common stock with a stated value of $0.50 to 2,500,000 shares of common stock with a stated value of $0.50.  The issued shares decreased from 30,332,839 to 1,514,257, and treasury shares decreased from 1,555,938 to 78,005.  Additionally, additional paid-in capital increased $13,668, which was offset by cash payments totaling $711 to shareholders in lieu of fractional shares.

21.  Noncontrolling Interests

Steak n Shake Tallahassee
During the second quarter of 2010, Steak n Shake reacquired the noncontrolling interest of Steak n Shake of Tallahassee LLC.  Steak n Shake made final distributions of $168 related to the former employee’s noncontrolling interest.

Western Investments, Inc.
Western Investments, Inc., a wholly-owned subsidiary of Western, serves as the general partner of Western Acquisitions, LP, a Delaware limited partnership that operates as a private investment fund. Through Western Investments, Inc., Sardar Biglari, Chairman and CEO of the Company, operates as the portfolio manager to the fund.

As of April 14, 2010, Western Investments, Inc. owned 35.7% of Western Acquisitions, LP.  Western Acquisitions, LP has been consolidated into the accompanying financial statements with the 64.3% ownership by noncontrolling limited partners presented as redeemable noncontrolling interests on the accompanying condensed consolidated Statements of Financial Position totaling $1,595.

Western Mustang Holding, LLC
Western Mustang Holdings, LLC owns a 50.5% controlling interest in Mustang Capital Advisors, LP (“MCA”) and a 51% controlling interest in its general partner, Mustang Capital Management, LLC (“MCM”).

MCM owns a 1% interest in, and serves as general partner of, MCA.  MCA is a registered investment advisor and serves as the investment advisor to, and the general partner of, Mustang Capital Partners I, LP and Mustang Capital Partners II, LP (the "Funds”). The Funds are private investment funds organized for the purpose of trading and investing in securities.

As of April 14, 2010, MCA’s ownership interest in the Funds was 5.0%, with the remaining interests in the Funds held by various limited partners who are unrelated to the Company.  The combined equity of the unrelated limited partners in the Funds totaled 95.0% of the net assets of the Funds as of April 14, 2010.  As a result of the significant investments in the Funds by these limited partners, as well as the 49.5% non-controlling interest in MCA and the 49% non-controlling interest in MCM (which owns 1% of MCA), the Company owned approximately 1.3% of the combined net assets of the Funds as of April 14, 2010.  However, through its majority interest in MCA, the general partner of the Funds, the Company controls the investments and operations of the Funds.  As such, the financial statements of the Funds are included in the accompanying condensed consolidated financial statements.

The combined equity of the unrelated limited partners in the Funds and the non-controlling interests in MCA and MCM totaled $14,278 as of April 14, 2010 and is included in redeemable noncontrolling interests in the accompanying condensed consolidated Statements of Financial Position.

22.  Other Income (Expense)

Other income (expense) primarily includes rental income from subleased restaurants, ancillary revenue sources, interest income, and changes in the value of non-qualified deferred compensation plan investments.

23.  Subsequent Events

Lion Fund Acquisition and Incentive Bonus Agreement
On April 30, 2010, the Company acquired Biglari Capital Corp., a Texas corporation (“Biglari Capital”), pursuant to a Stock Purchase Agreement, dated April 30, 2010 (the “Stock Purchase Agreement”), between the Company and Sardar Biglari.  Biglari Capital is the general partner of The Lion Fund, L.P., a Delaware limited partnership that operates as a private investment fund (the “Lion Fund”).

Pursuant to the Stock Purchase Agreement, Mr. Biglari sold all of the shares of Biglari Capital to the Company for a purchase price of $1.00 plus (i) an amount equal to Biglari Capital’s adjusted capital balance, if any, in its capacity as general partner of the Lion Fund, and (ii) an amount equal to the total incentive reallocation allocable to Biglari Capital for the period from January 1, 2010 through April 30, 2010, less any distributions in respect of such amounts previously received by Mr. Biglari.  The payments set forth in clauses (i) and (ii) represent solely those amounts that have accrued to date to Biglari Capital, as general partner of the Lion Fund, estimated at closing to be $4.175 million.  The Stock Purchase Agreement contains customary representations, warranties, and indemnities.

The Stock Purchase Agreement provides that the Company will prepare and file with the Securities and Exchange Commission proxy materials for a special meeting of its shareholders at which it will submit the Incentive Bonus Agreement (as defined below) for approval by its shareholders for purposes of Section 162(m) under the Internal Revenue Code of 1986, as amended (the “Code”), in order to preserve the tax deductibility to the Company of the performance-based compensation payable to Mr. Biglari under such agreement.  If the Incentive Bonus Agreement is not approved by the Company’s shareholders, Mr. Biglari will have the option, exercisable within 30 days after the special meeting, to repurchase Biglari Capital for a purchase price equal to the sum of (i) $1.00, (ii) an amount equal to Biglari Capital’s adjusted capital balance, if any, in its capacity as general partner of the Lion Fund, and (iii) an amount equal to the total incentive reallocation allocable to Biglari Capital for the period from April 30, 2010 through the repurchase date, less any distributions in respect to such amounts previously received by the Company.

Mr. Biglari, the Chairman and Chief Executive Officer of each of the Company and Biglari Capital, was the sole shareholder of Biglari Capital, and is a limited partner in the Lion Fund.  The Lion Fund owns 76,421 shares of common stock of the Company. The transaction was negotiated on behalf of the Company by outside, non-employee directors of the Company and approved by the Governance, Compensation and Nominating Committee of the Board of Directors of the Company. In the course of reaching its decision in respect of the Biglari Capital acquisition, the Committee considered a wide range of factors, including, among others, its belief that combining the operations of the Corporation and the Lion Fund would more closely harmonize the interests of the Corporation’s public shareholders and the Lion Fund’s limited partners.  In addition, the Committee believed that its decision was supported by the potential efficiencies that could be achieved for our long-term business and investment strategy as a result of the combined capital resources of the Corporation and the Lion Fund, including the potential ability to pursue investments of target companies and prospectively to achieve higher returns on invested capital.

In recognition of Mr. Biglari’s increased responsibilities in overseeing the operations, investments, and capital allocation of a diversified holding company, we entered into the Incentive Bonus Agreement with Mr. Biglari on April 30, 2010, subject to shareholder approval.  The Committee engaged Towers Watson to assist in formulating an appropriate incentive compensation arrangement for Mr. Biglari. The Committee considered data provided by Towers Watson regarding the total remuneration of chief executives at a peer group of 36 companies, consisting of restaurants, asset managers, and diversified holding companies, with responsibilities similar in scope to Mr. Biglari’s. The Committee determined that book value gain was the fitting benchmark for calculating Mr. Biglari’s incentive compensation, for growth in book value (adjusted for accounting and other noneconomic factors) is the best proxy for value creation because it incorporates earnings/loss as well as  unrealized gains and losses on investments. Without factoring in the benefits of the Biglari Capital acquisition, the Committee recognized that the incentive compensation formula it selected would provide Mr. Biglari with generally competitive compensation, as compared with the peer group’s remuneration when annual book value growth is between 8% and 18%. However, Mr. Biglari’s compensation would rest in the lower ranges of the peer group when annual book value growth is below 8%; when book value rises above 18%, Mr. Biglari’s compensation would be in the higher ranges of the peer group. The Committee believed that this structure creates a powerful economic incentive for Mr. Biglari to increase the Company’s per-share book value over the long term. In addition, the Committee believed that the compensation structure is in accord with the Company’s entrepreneurial culture of pay for performance.

The Incentive Bonus Agreement will terminate if the Company’s shareholders do not approve the agreement for purposes of Section 162(m) of the Code at the special meeting to be called for that purpose.

Exchange Offer for Shares of Advance Auto Parts, Inc.
On April 30, 2010, the Company commenced an exchange offer for up to 1,409,367 shares of Advance Auto Parts, Inc. (NYSE:AAP). The exchange ratio for the offer is one share of Advance common stock for 0.1179 shares of Company common stock.  The offer represented a premium to the closing stock price of Advance Auto Parts as of April 30, 2010.

The Company’s offer is not conditioned on any minimum number of Advance shares being tendered.  The complete terms and conditions of the exchange offer are set forth in the registration statement and the other offering documents filed by the Company on April 30, 2010 with the Securities and Exchange Commission. The exchange offer is conditioned upon, among other things, the registration statement for the issuance of Company shares in the exchange offer being declared effective by the Securities and Exchange Commission and the New York Stock Exchange having authorized the listing of the shares of Company common stock to be issued in the offer.

The exchange offer is scheduled to expire at 5:00 p.m., New York City time, on Thursday, May 27, 2010, unless extended.

If the maximum number of Advance shares is exchanged pursuant to the offer, the Company would own approximately 1.6% of Advance’s outstanding shares and former Advance stockholders would own, in the aggregate, approximately 10.4% of the outstanding shares of Company common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000s, except share and per share data)

Biglari Holdings Inc.

Biglari Holdings Inc. (“we”, “us” or the “Company”) is a diversified company engaged in a number of diverse business activities.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer.  Our long-term objective is to maximize per-share intrinsic value of the Company. (Intrinsic value is computed by taking all future cash flows into and out of the business and then discounting the resultant number at an appropriate interest rate.)  Our strategy is to reinvest cash generated from our operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  All investment and other capital allocation decisions are made for the Company by Mr. Biglari.

On March 30, 2010, the Company, through its wholly-owned subsidiary, Grill Acquisition Corporation (“Merger Sub”), acquired 100% of the outstanding equity interests of Western Sizzlin Corporation (“Western”), pursuant to an Agreement and Plan of Merger among the Company, Merger Sub and Western, dated as of October 22, 2009 (the “Agreement”). Upon the consummation of the merger pursuant to the Agreement, Western merged with and into Merger Sub, with Western continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.  As of April 14, 2010, Western had 90 franchised, 5 company-operated and 1 joint venture restaurants operating in 17 states. Due to the timing of the closing of the acquisition as compared to the Company’s fiscal quarter end, Western’s earnings during the period covering the Company’s ownership were not material.

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

Overview

In the following discussion, the term “same-store sales” refers to the sales of only those Steak n Shake units open 18 months as of the beginning of the current fiscal quarter and which remained open through the end of the fiscal quarter.

Fiscal Second Quarter 2010 Results

Net earnings for the second quarter of fiscal year 2010 were $5,524, or $3.84 per diluted share, compared to net earnings of $2,253 or $1.58 per diluted share for the second quarter of fiscal year 2009.  Same-store sales increased 5.1% compared with the same quarter in the prior year.  Net sales increased 4.6% from $187,975 to $196,650 in the current quarter.

Fiscal Year 2010 Results

Net earnings through the second quarter of fiscal year 2010 were $11,001, or $7.66 per diluted share, contrasted with a net loss of ($1,187) or ($0.84) per diluted share for the same period in fiscal year 2009.  Same-store sales increased 8.9% compared with the same period in the prior year.  Net sales increased 8.0% from $318,694 to $344,236 in the current year.

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

Results of Operations

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of items included in our condensed consolidated Statements of Operations for the periods indicated:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 14,	April 8,	April 14,	April 8,
	2010	2009	2010	2009

Revenues
Net sales	99.4%	99.4%	99.4%	99.4%
Franchise fees	0.6	0.6	0.6	0.6
Total revenues	100.0	100.0	100.0	100.0

Costs and expenses
Cost of sales (1)	27.5	27.0	26.9	26.9
Restaurant operating costs (1)	50.0	51.3	49.8	52.7
General and administrative	5.9	5.7	5.9	6.1
Depreciation and amortization	4.5	5.1	4.6	5.3
Marketing	5.0	5.2	5.1	5.4
Interest	1.8	2.1	1.8	2.4
Rent	2.5	2.5	2.5	2.6
Asset impairments and provision for restaurant closing	(0.0)	0.4	0.0	0.3
Loss (gain) on disposal of assets	0.1	0.0	0.0	(0.0)

Other income (expense)
Other income	0.9	0.4	0.8	0.4
Other expense	(0.1)	(0.1)	(0.1)	(0.3)
Other income (expense), net	0.8	0.3	0.7	0.1

Realized investment gains/losses	0.3	-	0.2	-

Earnings (loss) before income taxes	4.2	1.4	4.8	(1.1)

Income taxes	1.4	0.2	1.6	(0.7)

Net earnings (loss)	2.8	1.2	3.2	(0.4)

Less: (Loss) earnings attributable to noncontrolling interest	(0.0)	-	0.0	-

Net earnings (loss) attributable to Biglari Holdings Inc.	2.8%	1.2%	3.2%	(0.4)%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Sixteen Weeks Ended April 14, 2010 to Sixteen Weeks Ended April 8, 2009

Net Earnings

We recorded net earnings of $5,524, or $3.84 per diluted share, for the current quarter as compared with net earnings of $2,253 or $1.58 per diluted share for the second quarter of fiscal year 2009.

Revenues

Net sales increased 4.6% from $187,975 to $196,650 in the current quarter.  Same-store sales increased 5.1% compared with the same quarter in the prior year.  The increase in same-store sales resulted from an increase in customer traffic of 7.4%.

Franchise fees increased 13.1% to $1,192 in the current fiscal quarter.  The increase is a result of an increase in franchise same-store sales of 1.6%.

Costs and Expenses

Cost of sales was $54,160 or 27.5% of net sales, compared with $50,714 or 27.0% of net sales in the second quarter of fiscal year 2009.

Restaurant operating costs were $98,394 or 50.0% of net sales, compared with $96,423 or 51.3% of net sales in the second quarter of fiscal year 2009.  Total labor and benefit costs as a percentage of net sales decreased from 37.9% to 36.2% in the current quarter because of several initiatives that were implemented to increase productivity and labor efficiency.

General and administrative expenses increased as a percentage of total revenues from 5.7% to 5.9%.

Marketing expense decreased as a percentage of total revenues from 5.2% to 5.0%.

Interest expense decreased $522 to $3,527.

Rent expense stayed consistent as a percentage of total revenues compared to second quarter of fiscal year 2009.

Income Taxes

Our effective income tax rate increased to 34.0% from 13.5% in the same period in the prior year primarily due to the increase in pre-tax income and the effect of federal income tax credits when compared to the total pre-tax income.

Comparison of Twenty-Eight Weeks Ended April 14, 2010 to Twenty-Eight Weeks Ended April 8, 2009

Net Earnings (Loss)

We recorded net earnings of $11,001 or $7.66 per diluted share for the current year-to-date period contrasted to a net loss of ($1,187), or ($0.84) per diluted share, for the same period of fiscal year 2009.

Revenues

Net sales increased 8.0% from $318,694 to $344,236 in the current year-to-date period. Year-to-date same-store sales increased 8.9% compared with the same period of fiscal year 2009.  The increase in same-store sales was driven by an increase in guest traffic of 13.5%, partially offset by a 4.6% contraction in average guest check.

 Franchise fees increased slightly in the current year-to-date period due to an increase in franchisee same store sales of 4.1%.

Costs and Expenses

Year-to-date cost of sales was $92,639 or 26.9% of net sales, compared with $85,831 or 26.9% of net sales in the same period of fiscal year 2009.

Year-to-date restaurant operating costs were $171,551 or 49.8% of net sales, compared with $168,019 or 52.7% of net sales in the same period of fiscal year 2009.  The decrease as a percentage of net sales is due primarily to improvements in productivity and wage and benefit management.

General and administrative expenses increased $950 (4.9%) to $20,394 and decreased as a percentage of total revenues from 6.1% to 5.9%.  The increase of $950 is primarily a result of acquisition related fees and expenses in connection with the acquisition of Western Sizzlin Corporation.

 Marketing expense increased $193 (1.1%) to $17,609 and decreased as a percentage of total revenues from 5.4% to 5.1%.

Interest expense decreased as a percentage of total revenues due primarily to the $506 prepayment penalty related to the $4,471 principal prepayment on our Senior Note Agreement and Private Shelf Facility (the “Senior Note Agreement”) that we amended during the first quarter of fiscal year 2009.

Rent expense decreased slightly as a percentage of total revenues primarily due to the increase in same-store sales.

We recorded asset impairment charges of $143 for the current year to date period. Asset impairments and provision for restaurant closing was $917, or 0.3% of total revenues in the same period of fiscal 2009, which related primarily to the loss on disposal of held for sale assets and adjustments to the carrying value of held for sale properties.

Income Taxes

Our effective income tax rate decreased to 33.4% from 64.8% compared with the same year-to-date period in the prior year.  This decrease is primarily due to the change from a pre-tax loss to pre-tax income and the effect of federal income tax credits when compared to the total pre-tax income or loss.

Liquidity and Capital Resources

We generated $31,095 in cash flows from operations during the twenty-eight weeks ended April 14, 2010 as compared to $25,803 for the twenty-eight weeks ended April 8, 2009.  The twenty-eight weeks ended April 8, 2009 included a net $11,608 related to income tax refunds.

Net cash used in investing activities of $3,092 for the twenty-eight weeks ended April 14, 2010 included purchases of investments of $9,532.  Net cash provided by investing activities of $3,978 during the twenty-eight weeks ended April 8, 2009 resulted primarily from proceeds of $6,590 related to the sale of three parcels of land, one restaurant property, and the transfer of two buildings as well as equipment to a franchisee.

Net cash used in financing activities of $4,182 during the twenty-eight weeks ended April 14, 2010 included $711 of cash paid to shareholders in lieu of fractional shares related to the 1-for-20 reverse stock split effective as of December 18, 2009, and also included a $1,000 principal payment on Steak n Shake’s revolving credit facility. Net cash used in financing activities of $1,626 for the twenty-eight week period ended April 8, 2009 included net proceeds of $7,400 from Steak n Shake’s revolving credit facility.

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

Debentures

As previously stated, on March 30, 2010, the Company acquired 100% of the outstanding equity interests of Western Sizzlin Corporation.  Under the terms of the merger agreement, each share of Western’s common stock was cancelled upon the completion of the merger and converted into the right to receive a pro rata portion of a new issue of 14% redeemable subordinated debentures due 2015 issued by the Company (the “Debentures”) in the aggregate principal amount of $22,959 with cash to be paid in lieu of fractional debenture interests.  As of April 14, 2010, Debentures in the aggregate principal amount of $22,765 are outstanding.  The Company paid $194 in lieu of fractional debenture interests.

Steak n Shake Revolving Credit Facility

Steak n Shake’s Revolving Credit Facility (“Facility”) allows it to borrow up to $20,000, bears interest based on LIBOR plus 275 basis points, and is scheduled to expire February 15, 2011.  At April 14, 2010, outstanding borrowings under the Facility were $17,500 at an interest rate of 3.3%.  At September 30, 2009, outstanding borrowings under the Facility were $18,500 at an interest rate of 3.3%.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios as well as restrict certain distributions to the parent Company.  Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries.  These restrictions and covenants include requirements to limit the ratio of total liabilities to tangible net worth (as defined in the credit agreement) to a maximum of 1.50 and to maintain a minimum fixed charge coverage ratio (as defined in the credit agreement) of 1.75.  Steak n Shake was in compliance with all covenants under the Facility as of April 14, 2010.

Western Real Estate Loan Agreement and Note Payable

Western Real Estate, L.P. (“Western RE”), a wholly-owned subsidiary of Western, has a promissory note (the “Note) which is secured by approximately 23 acres of real property.  The principal amount of the Note is $2,293 and the Note bears interest at a rate of 5.0% annually.  The Note is due and payable in consecutive monthly payments of accrued interest only commencing on March 30, 2010.  All principal and accrued interest thereon is due and payable on February 28, 2013.  The Note may be prepaid in whole or in part at any time without penalty.

The loan agreement under which the Note was issued (the “Loan Agreement”) contains various affirmative and negative covenants, limitations and events of default customary for loans of this type to similar borrowers, including limitations on Western RE’s ability to incur indebtedness and liens, subject to limited exceptions, and certain financial covenants that must be maintained.  Additionally, the Note is not guaranteed by or an obligation of the parent Company; rather, the Note is guaranteed by Western and its subsidiaries.  Western RE was in compliance with all covenants under the Loan Agreement as of April 14, 2010.

Western Sizzlin Stores, Inc. Note Payable

Western Sizzlin Stores Inc. (“WSSI”) has a note payable to a finance company with an interest rate of 10.1% due in equal monthly installments with a final payment due on April 10, 2013.  At April 14, 2010, the balance of the note payable was $457.

The carrying amounts for debt reported in the condensed consolidated Statement of Financial Position do not differ materially from their fair market values at April 14, 2010.

New Accounting Standards

See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Risks Associated with Forward-Looking Statements

Certain statements contained in this report represent forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures or other financial items, as well as assumptions underlying any of the foregoing.  Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may” and other similar terminology.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to:

•	the success of Steak n Shake’s plan to increase store traffic on a profitable basis;
•	competition in the restaurant industry for customers, staff, locations, and new products;
•	disruptions in the overall economy and the financial markets;
•	the Company’s ability to comply with the restrictions and covenants to its debt agreements;
•	declines in the market price of our common stock, which could adversely affect our goodwill impairment analysis;
•	the potential to recognize additional impairment charges on our long-lived assets;
•	fluctuations in food commodity and energy prices and the availability of food commodities;
•	the ability of our franchisees to operate profitable restaurants;
•	the poor performance or closing of even a small number of restaurants;
•	changes in customer preferences, tastes, and dietary habits;
•	changes in minimum wage rates and the availability and cost of qualified personnel;
•	harsh weather conditions or losses due to casualties;
•	unfavorable publicity relating to food safety or food-borne illness;
•	exposure to liabilities related to the ownership and leasing of significant amounts of real estate;
•	our ability to comply with existing and future governmental regulations;
•	our ability to adequately protect our trademarks, service marks, and other components of our brand;
•	changes in market prices of our investments; and
•	other risks identified in the periodic reports we file with the Securities and Exchange Commission.

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

At April 14, 2010, the Facility bore interest at a rate based upon LIBOR plus 275 basis points.  Historically, we have not used derivative financial instruments to manage exposure to interest rate changes.  At April 14, 2010, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $32 on our quarterly net earnings.

Steak n Shake and Western purchase certain food products which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 14, 2010.

Except as follows, there have been no changes in our internal control over financial reporting that occurred during the current quarter ended April 14, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  On March 30, 2010, we completed our acquisition of Western Sizzlin Corporation.  We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 19 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS

An investment in the common stock of any company involves a degree of risk. Investors should consider carefully the risks and uncertainties described in the Company’s Annual Report on Form 10-K filed with the SEC, and those other risks described elsewhere in this report, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm the Company’s business, financial condition, and results of operations. The occurrence of risk factors could harm the Company’s business, financial condition, and results of operations for company operations, as well as franchised operations. The trading price of the Company’s common stock could decline due to any of these risks and uncertainties, and stockholders may lose part or all of their investment.

The Company has updated section titled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, as set forth below.  Except as set forth below, there have been no material changes in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

Our investment activities could require registration as an Investment Company.

We have historically been principally engaged in the ownership, operation, and franchising of restaurants and recently transformed into a diversified holding company.  In the future, we may inadvertently fall within the definition of an investment company under the Investment Company Act of 1940, as amended, in part if we own investment securities having a value exceeding 40% of the value of our total assets (excluding government securities and cash items) on an unconsolidated basis.  Although investment securities currently represent less than 40% of our total assets, determined based on our current market capitalization (excluding government securities and cash items), the value of the investment securities that we hold, and the total value of our assets, can change significantly from time to time.  As a result, we could fail to satisfy the 40% test in part if the value of our investment positions increases substantially, or if the value of our non-investment assets decreases substantially.

If we decide to register as an investment company, then we would become subject to various provisions of the Investment Company Act and the regulations adopted under such Act, which are very extensive and could adversely affect our operations.  For example, we might be prohibited from entering into or continuing transactions with certain of our affiliates.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.01	First Amendment to Credit Agreement between Steak n Shake Operations, Inc. and Fifth Third Bank, dated March 11, 2010.

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.01	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 21, 2010

BIGLARI HOLDINGS INC.

By:	/s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer