Form 10-Q
period 2010-07-07
BIGLARI HOLDINGS INC.
filed 2010-08-13
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 7, 2010

or

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

(210) 344-3400
(Registrant’s telephone number, including area code)

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

As of August 12, 2010 1,433,346 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

BIGLARI HOLDINGS INC.

FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements
BIGLARI HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(amounts in $000s, except share and per share data)

	July 7,	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$35,157	$51,395
Investments	26,549	3,001
Receivables, net of allowance of $439 and $538, respectively	9,208	7,660
Inventories	6,311	6,595
Deferred income taxes	3,734	3,910
Assets held for sale	12,285	13,733
Other current assets	4,494	4,421
Total current assets	97,738	90,715
Property and equipment, net	387,721	399,635
Goodwill	28,486	14,503
Other intangible assets, net	8,293	1,567
Other assets	7,894	8,076
Investments held by consolidated affiliated partnerships	21,365	-
Total assets	$551,497	$514,496
Liabilities and shareholders' equity
Liabilities
Current liabilities:
Accounts payable	$26,288	$22,293
Due to broker	1,898	-
Due to broker of consolidated affiliated partnerships	943	-
Accrued expenses	33,623	30,381
Revolving credit	18,000	18,500
Current portion of obligations under leases	4,451	4,339
Current portion of long-term debt	146	20
Total current liabilities	85,349	75,533
Deferred income taxes	12,148	9,388
Obligations under leases	125,242	130,076
Long-term debt	17,822	48
Other long-term liabilities	9,108	7,404
Total liabilities	249,669	222,449
Commitments and contingencies
Redeemable noncontrolling interests of consolidated affiliated partnerships	59,436	-
Shareholders' equity
Common stock - $0.50 stated value, 2,500,000 shares authorized - 1,511,175 shares issued, 1,232,632 shares outstanding (net of treasury stock) as of July 7, 2010 *	756	757
Additional paid-in capital	143,358	143,691
Retained earnings	187,423	167,731
Accumulated other comprehensive income (loss)	(594)	112
Treasury stock:
Treasury stock - at cost: 278,543 shares as of July 7, 2010 (includes shares held by consolidated affiliated partnerships); 77,796 shares as of September 30, 2009*	(88,551)	(20,430)
Biglari Holdings Inc. shareholders' equity	242,392	291,861
Noncontrolling interest	-	186
Total shareholders' equity	242,392	292,047
Total liabilities and shareholders' equity	$551,497	$514,496

* Adjusted for 1-for-20 reverse stock split effective December 18, 2009.
See accompanying notes.

BIGLARI HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(amounts in $000s except share and per share data)

	Twelve Weeks Ended		Forty Weeks Ended
	July 7,	July 1,	July 7,	July 1,
	2010	2009	2010	2009
Net revenues
Net sales	$159,693	$145,648	$503,929	$464,342
Franchise fees	1,838	701	3,949	2,713
Total net revenues	161,531	146,349	507,878	467,055
Costs and expenses
Cost of sales	44,197	38,324	136,836	124,155
Restaurant operating costs	74,291	73,370	245,842	241,389
General and administrative	9,908	7,886	30,302	27,330
Depreciation and amortization	6,712	6,970	22,597	24,019
Marketing	9,020	8,230	26,629	25,646
Interest	3,389	3,347	9,470	10,998
Pre-opening costs	-	7	-	7
Rent	3,973	3,577	12,602	11,801
Asset impairments and provision for restaurant closing	43	63	186	980
Gain on disposal of assets	(137)	(85)	(38)	(97)
Total costs and expenses	151,396	141,689	484,426	466,228

Other operating income (expense)
Other income	1,108	812	3,785	2,066
Other expense	(149)	(125)	(444)	(921)
Other operating income, net	959	687	3,341	1,145

Biglari Holdings investment gains/losses
Realized investment gains/losses	986	-	1,820	-
Unrealized derivative gains/losses	176	-	176	-
	1,162	-	1,996	-
Consolidated affiliated partnerships investment gains/losses
Realized gains/losses	209	-	209	-
Unrealized gains/losses	(1,884)	-	(1,884)	-
	(1,675)	-	(1,675)	-

Earnings before income taxes	10,581	5,347	27,114	1,972

Income taxes	3,337	1,544	8,859	(644)

Net earnings	7,244	3,803	18,255	2,616
Less: Earnings attributable to noncontrolling interest	-	-	10	-
Less: Loss attributable to redeemable noncontrolling interest	(1,447)	-	(1,447)	-

Net earnings attributable to Biglari Holdings Inc.	$8,691	$3,803	$19,692	$2,616

Basic earnings per common and common equivalent share*	$6.27	$2.66	$13.91	$1.84
Diluted earnings per common and common equivalent share*	$6.23	$2.65	$13.82	$1.83

Weighted average shares and equivalents*
Basic	1,387,134	1,427,583	1,415,676	1,422,369
Diluted	1,395,015	1,433,150	1,424,637	1,426,948

* Adjusted for 1-for-20 reverse stock split effective December 18, 2009.
See accompanying notes.

BIGLARI HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(amounts in $000s)
	Forty Weeks Ended
	July 7,	July 1,
	2010	2009
Operating activities
Net earnings	$18,255	$2,616
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	22,597	24,019
Provision for deferred income taxes	1,758	5,235
Asset impairments and provision for restaurant closing	186	980
Stock-based compensation and other non-cash expenses	1,402	2,422
(Gain) on disposal of assets	(38)	(97)
Realized investment (gains)	(1,820)	-
Unrealized (gains)/losses from derivatives	(176)	-
Changes in receivables and inventories	260	7,581
Changes in other assets	(8)	(3,016)
Changes in accounts payable and accrued expenses	5,144	1,375
Investment operations of consolidated affiliated partnerships:
Purchases of investments	(17,389)	-
Sale of investments	13,345	-
Realized investment (gains), net	(209)	-
Unrealized losses on marketable securities held by consolidated affiliated partnerships, net	1,884	-
Changes in cash equivalents held by consolidated affiliated partnerships	3,541	-
Change in due to/from broker	943	-
Net cash provided by operating activities	49,675	41,115
Investing activities
Additions of property and equipment	(6,766)	(3,145)
Proceeds from property and equipment disposals	864	9,277
Proceeds from sale of joint venture	457	-
Purchases of investments	(51,866)	-
Sale of investments	30,751	-
Change in due to/from broker	1,898	-
Payments for acquisitions, net of cash received	(2,903)	-
Net cash (used in) provided by investing activities	(27,565)	6,132
Financing activities
Proceeds from revolving credit facility	500	7,420
Payments on revolving credit facility	(1,000)	(7,920)
Principal payments on long-term debt	(44)	(16,443)
Proceeds from property sale-leaseback	-	3,597
Principal payments on direct financing lease obligations	(3,403)	(3,606)
Proceeds from exercise of stock options and employee stock purchase plan	342	855
Excess tax benefits from stock-based awards	-	40
Cash paid in lieu of fractional shares	(711)	-
Repurchase of employee shares for tax withholding	(224)	(202)
Financing activities of consolidated affiliated partnerships:
Purchase of shares of company stock by consolidated affiliated partnerships	(37,046)	-
Proceeds from sale of shares of company stock by consolidated affiliated partnerships	2,651	-
Contributions from noncontrolling interest	1,813	-
Distributions to noncontrolling interest	(1,226)	-
Net cash used in financing activities	(38,348)	(16,259)
Change in cash and cash equivalents	(16,238)	30,988
Cash and cash equivalents at beginning of period	51,395	6,855
Cash and cash equivalents at end of period	$35,157	$37,843

See accompanying notes.

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(amounts in $000s)

	Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Shares	Total
Balance at September 30, 2009*	$757	$143,691	$167,731	$112	$(20,430)	$291,861
Net earnings attributable to Biglari Holdings Inc.			19,692			19,692
Reclassification of investment appreciation in net earnings, net of $58 tax				(92)		(92)
Net change in unrealized gains and losses on investments, net of $393 tax				(614)		(614)
Total comprehensive income						18,986
Exercise of stock options and other stock compensation transactions		1,062			(265)	797
Retirement of shares held by subsidiary	(1)	1
Cash paid in lieu of fractional shares		(711)				(711)
Reacquired shares from acquisitions					(34,146)	(34,146)
Purchase of company shares by consolidated affiliated partnerships					(37,046)	(37,046)
Sale of company shares by consolidated affiliated partnerships		(685)			3,336	2,651
Balance at July 7, 2010	$756	$143,358	$187,423	$(594)	$(88,551)	$242,392

Balance at September 24, 2008*	$757	$142,935	$161,733	$-	$(21,846)	$283,579
Net earnings attributable to Biglari Holdings Inc.			2,616			2,616
Exercise of stock options and other stock compensation transactions		742			1,810	2,552
Balance at July 1, 2009*	$757	$143,677	$164,349	$-	$(20,036)	$288,747

* Adjusted for 1-for-20 reverse stock split.
See accompanying notes.

BIGLARI HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
July 7, 2010

(Amounts in $000s, except share and per share data)

1.  General

The accompanying unaudited condensed consolidated financial statements of Biglari Holdings Inc. (“we”, “us”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Balance Sheet as of July 7, 2010, the condensed consolidated Statements of Earnings for the twelve and forty weeks ended July 7, 2010 and July 1, 2009, and the condensed consolidated Statements of Cash Flows and Statements of Changes in Shareholders’ Equity for the forty weeks ended July 7, 2010 and July 1, 2009 have been included, and consist only of normal recurring adjustments. The condensed consolidated Statements of Earnings for the twelve and forty weeks ended July 7, 2010 and July 1, 2009 are not necessarily indicative of the consolidated Statements of Earnings for the entire fiscal years.  For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Biglari Holdings Inc. is a diversified company engaged in a number of diverse business activities.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings Inc. and its main operating subsidiaries.  Our strategy is to reinvest cash generated from our operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  All major operating, investment, and capital allocation decisions are made for the Company by Mr. Biglari.  As of July 7, 2010, our operating subsidiaries are engaged in investment management and the franchising and operating of restaurants.

Basis of Presentation and Consolidation

As of July 7, 2010, the consolidated financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”), and (iii) investment related subsidiaries and limited partnerships (the “consolidated affiliated partnerships”).  As a result of the Company’s acquisitions of Western and Biglari Capital, the Company acquired financial interests in multiple investment limited partnerships for which the Company has a substantive controlling interest.  We consolidate entities in which we have a wholly-owned or controlling interest in the general partner.  The consolidated affiliated partnerships’ assets and liabilities are consolidated on the Company’s balance sheet even though outside limited partners have majority ownership in all of the investment partnerships.  The Company does not guarantee any of the liabilities of its subsidiaries that are serving as general partners to these investment limited partnerships. All material intercompany accounts and transactions have been eliminated in consolidation.

The financial information of Western and Biglari Capital has been reflected in the condensed consolidated financial statements of the Company as of their respective acquisition dates.  Western’s and Biglari Capital’s September 30 year end for financial reporting purposes differs from the end of the Company’s fiscal year, the last Wednesday in September.

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

2. Acquisitions

Biglari Capital Corporation
On April 30, 2010, the Company acquired Biglari Capital pursuant to a Stock Purchase Agreement, dated April 30, 2010 (the “Stock Purchase Agreement”), between the Company and Sardar Biglari, Chairman and Chief Executive Officer, who was the sole shareholder of Biglari Capital.  Biglari Capital is the general partner of The Lion Fund, L.P. (the “Lion Fund”), a Delaware limited partnership that operates as a private investment fund with the objective of achieving above-average, long-term growth of capital from investments in stocks of simple, predictable businesses that generate substantial cash flow, yet trade at a significant discount to intrinsic value. The Lion Fund functions as an investment arm for Biglari Holdings to assist, principally, in facilitating the partial ownership of other publicly traded companies.

Pursuant to the Stock Purchase Agreement, Mr. Biglari sold all of the shares of Biglari Capital to the Company for a purchase price of $1.00 plus (i) an amount equal to Biglari Capital’s adjusted capital balance in its capacity as general partner of the Lion Fund, and (ii) an amount equal to the total incentive reallocation allocable to Biglari Capital for the period from January 1, 2010 through April 30, 2010, less any distributions in respect of such amounts previously received by Mr. Biglari.  The payments set forth in clauses (i) and (ii), which equaled $4,107, represent solely the adjusted capital balance and incentive reallocation of Biglari Capital as general partner of the Lion Fund.

 In accordance with the Stock Purchase Agreement the Company prepared and filed with the Securities and Exchange Commission proxy materials for a special meeting of its shareholders at which it will submit the Incentive Bonus Agreement (the Company entered into with Mr. Biglari on April 30, 2010) for approval by its shareholders for purposes of Section 162(m) under the Internal Revenue Code of 1986, as amended (the “Code”), in order to preserve the tax deductibility to the Company of the performance-based compensation payable to Mr. Biglari under such agreement.  If the Incentive Bonus Agreement is not approved by the Company’s shareholders, Mr. Biglari will have the option, exercisable within 30 days after the special meeting, to repurchase Biglari Capital for a purchase price equal to the sum of (i) $1.00, (ii) an amount equal to Biglari Capital’s adjusted capital balance, if any, in its capacity as general partner of the Lion Fund, and (iii) an amount equal to the total incentive reallocation allocable to Biglari Capital for the period from April 30, 2010 through the repurchase date, less any distributions in respect of such amounts previously received by the Company. The proxy materials were filed with the Securities and Exchange Commission on July 29, 2010. The special meeting date is pending.

Because Biglari Capital is the general partner of the Lion Fund, the Company has consolidated the Lion Fund.  The Lion Fund is an investment fund that accounts for its investments at fair value. The fair value of the noncontrolling interest approximated the net asset value of the Lion Fund attributable to investors other than the Company, less the accrued incentive reallocation at the time of the transaction.  The Lion Fund investors may redeem their interests in the Lion Fund upon certain occurrences. The Lion Fund is referred to as a consolidated affiliated partnership of the Company.

At the acquisition date, the Lion Fund owned 76,421 shares of common stock of the Company and also $7,540 of the Company’s debentures.  At the acquisition date, the fair value of the Company stock owned by the Lion Fund was $29,900, which was recorded as Treasury stock. The debentures owned by the Lion Fund were recorded as a debt extinguishment.  As the debentures had just been issued by the Company 30 days before the acquisition, the fair value of the debentures approximated their cost, and no gain or loss was recorded on the debt extinguishment.  The noncontrolling interest in the Lion Fund had a fair value of $44,193.

The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid is allocated to the assets acquired and liabilities assumed from Biglari Capital based on their estimated fair values as of the closing date.  The Company is still in the process of determining the fair value of the assets acquired and liabilities assumed.  This valuation process, as well as the evaluation of the related income tax implications of the transaction, will likely be completed prior to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2010.

Acquisition related costs were not material and have been recorded in general and administrative expenses in the condensed consolidated Statements of Earnings.

The following table represents the Company’s preliminary assessment of the total purchase consideration allocated to the estimated fair values of the assets acquired and liabilities assumed from Biglari Capital as of April 30, 2010:

Purchase Allocation
Assets	$10,926
Company debentures	7,540
Total assets acquired	18,466

Current liabilities	66
Redeemable noncontrolling interests of consolidated affiliated partnerships	44,193
Treasury stock	(29,900)
Total liabilities and treasury stock assumed	14,359
Net assets acquired	$4,107

Western Sizzlin Corporation
On March 30, 2010, the Company, through its wholly-owned subsidiary, Grill Acquisition Corporation (“Merger Sub”), acquired 100% of the outstanding equity interests of Western, pursuant to an Agreement and Plan of Merger among the Company, Merger Sub and Western, dated as of October 22, 2009 (the “Merger Agreement”).  Sardar Biglari, Chairman and Chief Executive Officer, was also Chairman and Chief Executive Officer of Western at the time of the acquisition. Pursuant to the Merger Agreement, Merger Sub merged with and into Western, with Western continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. Western, which is primarily engaged in the franchising of restaurants, includes (i) Western Sizzlin Franchise Corporation, Western Sizzlin Stores, Inc., Western Sizzlin Stores of Little Rock, Inc., Austins of Omaha, Inc., Western Investments, Inc., and Western Properties, Inc., wholly-owned subsidiaries, (ii) Western Acquisitions, L.P., (iii) Western Real Estate, L.P., (iv) Western Mustang Holdings, L.L.C. and Mustang Capital Management, L.L.C., (v) Mustang Capital Advisors, L.P., a majority-owned limited partnership, and (vi) two limited partnerships, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. Collectively, Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. are referred to as consolidated affiliated partnerships of the Company.

Under the terms of the Merger Agreement, each share of Western’s common stock was cancelled upon the completion of the merger and converted into the right to receive a pro rata portion of a new issue of 14% redeemable subordinated debentures due 2015 issued by the Company (the “Debentures”) in the aggregate principal amount of $22,959 (approximately $8.07 principal amount of Debentures per Western share), with cash of $194 paid in lieu of fractional Debenture interests. See Note 14 for further information on the outstanding Debentures.

The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Western based on their estimated fair values as of the closing date.  The Company is still in the process of determining the fair value of the assets acquired and liabilities assumed.  This valuation process, as well as the evaluation of the related income tax implications of the transaction, will likely be completed prior to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending September 29, 2010.

During the forty weeks ended July 7, 2010, we incurred $701 of transaction related costs which have been recorded in general and administrative expenses in the condensed consolidated Statements of Earnings.

The following table represents the Company’s preliminary assessment of the total purchase consideration allocated to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed from Western as of March 30, 2010.

Purchase
Allocation
Current assets	$3,310
Property and equipment, net	4,874
Investments, including marketable securities held by consolidated affiliated partnerships	13,037
Goodwill	13,983
Intangible assets	7,028
Other assets	828
Total assets acquired	43,060

Current liabilities	1,966
Debt	2,595
Other long-term liabilities	3,904
Redeemable noncontrolling interests of consolidated affiliated partnerships	15,882
Treasury stock	(4,246)
Total liabilities and treasury stock assumed	20,101
Net assets acquired	$22,959

The goodwill and intangible assets generated from the merger is a result of the excess purchase price over the net fair value of the assets and liabilities acquired.  We expect goodwill of approximately $942 to be deductible for tax purposes.

Pro Forma Information
The following unaudited pro forma combined results of operations give effect to the acquisitions of Western and Biglari Capital as if they had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations do not purport to represent our consolidated results of operations had the acquisitions occurred on the dates assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations. The pro forma results do not reflect any expected cost savings.

(In 000’s, except per share amounts)	Twelve Weeks Ended		Forty Weeks Ended
	July 7,	July 1,	July 7,	July 1,
	2010	2009	2010	2009
Net revenues	$161,531	$150,795	$515,149	$479,653
Net earnings (loss)	$7,304	$3,274	$20,749	$(4,862)
Basic earnings (loss) per share	$5.14	$2.41	$14.59	$(3.59)
Diluted earnings (loss) per share	$5.11	$2.40	$14.49	$(3.59)

3.  Seasonality of Restaurant Operations

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

4.  New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), and requires additional disclosure about significant transfers between levels 1, 2, and 3 of the fair value hierarchy as well as disclosure of changes in level 3 activity on a gross basis. In addition, the guidance clarifies existing requirements regarding the required level of disaggregation by class of assets and liabilities and also clarifies disclosures of inputs and valuation techniques. The guidance became effective beginning in the Company's second quarter of fiscal year 2010, except for the requirement to disclose level 3 activity on a gross basis, which will be effective as of the beginning of the Company's fiscal year 2012. The adoption did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”).  FAS 167 amends FASB ASC Section 810-10-25, Consolidation – Recognition (FASB Interpretation No. 46(R)) to require an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  During December 2009, the FASB issued ASU 2009-17, Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The amended provisions of ASC 810-10-25 are effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, our fiscal year 2011. We do not expect the adoption of this standard to have a material impact on our consolidated financial position or results of operations.

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

In April 2008, the FASB issued guidance related to determining the useful life of intangible assets.  This guidance amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under previous guidance, and requires enhanced related disclosures.  This new guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, our fiscal year 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements and required disclosures.

In December 2007, the FASB issued guidance which requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The guidance also broadens the definition of a business combination and expands disclosures related to business combinations.  The guidance (currently residing in FASB ASC Topic 805, Business Combinations [“ASC Topic 805”]) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, our fiscal year 2010, except that business combinations consummated prior to the effective date must apply the above mentioned income tax requirements immediately upon adoption.  For business combinations expected to close in the effective year (our fiscal year 2010) and therefore be accounted for under this new guidance, acquisition related costs should be expensed as incurred.  As such, we recorded acquisition related expenses through completion of the merger with Western on March 30, 2010 and the purchase of Biglari Capital on April 30, 2010, which were included in general and administrative expenses.  We are required to apply this guidance to our acquisitions of Western and Biglari Capital.

In December 2007, the FASB issued FASB ASC paragraph 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“ASC paragraph 810-10-65-1").  ASC paragraph 810-10-65-1 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity.  ASC paragraph 810-10-65-1 is effective for fiscal years beginning after December 15, 2008, our fiscal year 2010.  We adopted this guidance at the beginning of our fiscal 2010.

5.  Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. The reclassifications had no effect on net earnings or total assets. Of most significance, we reclassified disposable paper and plastic costs and other meal costs that were previously classified under restaurant operations into cost of sales because that is how management internally evaluates the business. Amounts reclassified are as follows:

	Twelve Weeks Ended	Forty Weeks Ended
	July 1,	July 1,
	2009	2009

Cost of sales – previously reported	$34,814	$112,456
Reclass to cost of sales from restaurant operating costs	3,510	11,699
Cost of sales	$38,324	$124,155

Restaurant operating costs – previously reported	$76,880	$253,088
Reclass to cost of sales from restaurant operating costs	(3,510)	(11,699)
Restaurant operating costs	$73,370	$241,389

The remaining reclassifications were immaterial individually and in the aggregate.

6.  Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the period. For financial reporting purposes all common shares of the Company held by the consolidated affiliated partnerships are recorded in Treasury stock on the Balance Sheet.  For purposes of computing the weighted average common shares outstanding, the shares of treasury stock attributable to the unrelated limited partners of the consolidated affiliated partnerships — based on their proportional ownership during the period — are considered outstanding shares.

The following table presents a reconciliation of the basic and diluted weighted average common shares.

	Twelve Weeks Ended		Forty Weeks Ended
	July 7,	July 1,	July 7,	July 1,
	2010	2009	2010	2009

Basic earnings per share:
Weighted average common shares	1,387,134	1,427,583	1,415,676	1,422,369

Diluted earnings per share:
Weighted average common shares	1,387,134	1,427,583	1,415,676	1,422,369
Dilutive effect of stock awards	7,881	5,567	8,961	4,579
Weighted average common and incremental shares	1,395,015	1,433,150	1,424,637	1,426,948

Number of share-based awards excluded from the calculation of diluted earnings per share because the awards' exercise prices were greater than the average market price of the Company's common stock	14,369	28,877	15,067	41,515

All share and earnings per share information has been restated to reflect the reverse stock split.

7.  Investments

Investments held directly by the Company consist primarily of available-for-sale, marketable equity securities. The cost, gross unrealized gains and losses, and fair value are as follows:

	July 7,	September 30,
	2010	2009
Cost	$27,524	$2,818
Gross unrealized gains	378	183
Gross unrealized losses	(1,353)	-
Fair value	$26,549	$3,001

Unrealized losses of marketable equity securities at July 7, 2010 relate to securities that have been in an unrealized loss position for less than 12 months.  We consider several factors in determining other-than-temporary impairment losses including the current and expected long-term business prospects of these issuers, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers. In our judgment, the future earnings potential and underlying business economics of these companies are favorable and we possess the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until the prices recover.

Investment gains/losses are recognized when investments are sold (as determined on a specific identification basis) or as otherwise required by GAAP. The timing of realized gains and losses from sales can have a material effect on periodic earnings.  However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most of the investments are carried at fair value with any unrealized gains/losses included as components of accumulated other comprehensive income.

Realized investment gains/losses were as follows:

	Twelve Weeks Ended	Forty Weeks Ended
	July 7, 2010	July 7, 2010
Gross realized gains on sales	$989	$1,823
Gross realized losses on sales	$(3)	$(3)

From time to time, the Company enters into certain derivative options as part of its investment strategy. In accordance with FASB ASC 815, Accounting for Derivative Instruments and Hedging Activities, these options are marked to market for each reporting period using readily available market quotes (Level 1 inputs), and this fair value adjustment is recorded as a gain or loss in the Statement of Earnings.  We do not view gains/losses from changes in fair value as meaningful, given the volatile nature of equity markets over the short term.

The fair value of the derivatives as of July 7, 2010 was not material and has been included in Accrued expenses on the condensed consolidated Balance Sheet.  For the twelve and forty weeks ended July 7, 2010, the Company recorded an unrealized gain from marking derivatives to market of $176.

8.  Consolidated Affiliated Partnerships

Each of the consolidated affiliated partnerships is considered, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide, Investment Companies. The Company has retained the specialized accounting for these entities pursuant to FASB ASC 946-810-45 (formerly EITF Issue No. 85-12, Retention of Specialized Accounting for Investment in Consolidation). As such, investments held by the consolidated affiliated partnerships are recorded at fair value in Investments held by consolidated affiliated partnerships in the condensed consolidated Balance Sheet, with unrealized gains and losses resulting from changes in fair value reflected in the condensed consolidated Statements of Earnings (except as discussed further below).

 Collectively, Lion Fund L.P., Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. are referred to as consolidated affiliated partnerships of the Company.  Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities.  Certain of the consolidated affiliated partnerships hold the Company’s common stock and Debentures as investments.  In our consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding.  The Debentures owned by the consolidated affiliated partnerships were recorded as a debt extinguishment upon acquisition.

Consolidated net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s debt and equity securities which has been eliminated in consolidation.

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships as of July 7, 2010:

	July 7, 2010
	Cost	Fair Value
Investments:
Equity securities	$18,472	$16,656

Included in Investments held by consolidated affiliated partnerships on the condensed consolidated Balance Sheet is $4,709 of money market funds that are only available for use by the consolidated affiliated partnerships.

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The gross unrealized gains/losses and net realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities were as follows:

	Twelve Weeks Ended	Forty Weeks Ended
	July 7,	July 7,
	2010	2010
Gross unrealized gains	$137	$137
Gross unrealized losses	$(2,021)	$(2,021)
Net realized gains/losses from sale	$209	$209

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the remaining ownership of the investment funds held by the limited partners is presented as redeemable noncontrolling interests and measured at the higher of carrying value or fair value on the accompanied condensed consolidated Balance Sheet.  The maximum redemption amount of the redeemable noncontrolling interest as of July 7, 2010 is $51,594. This number differs from the carrying value of $59,436 in the table below because of unrealized losses on the shares of the Company common stock eliminated in consolidation.

The following is a reconciliation of the redeemable noncontrolling interests held by unrelated investors in the consolidated affiliated partnerships.

	Fair Value at Acquisition Date	New Investments	Redemptions	Income / Loss Allocation	Carrying Value at July 7, 2010
Total	$60,075	$1,813	$(1,005)	$(1,447)	$59,436

The Company is entitled to an incentive reallocation to the extent investment performance of the consolidated affiliated partnership exceeds specified targets.  Any such reallocation is included in net earnings attributable to the Company in the period the reallocation is earned.

Net earnings attributable to the Company only includes the Company’s share of earnings and losses related to our investments in the consolidated affiliated partnerships; all other earnings or losses from the consolidated affiliated partnerships are allocated to the redeemable noncontrolling interests.

9.  Net Property and Equipment

Net property and equipment consists of the following:

	July 7,	September 30,
	2010	2009
Land	$157,076	$152,413
Buildings	148,443	148,335
Land and leasehold improvements	154,878	153,990
Equipment	202,501	200,291
Other	1,003	1,813
	663,901	656,842
Less accumulated depreciation and amortization	(276,180)	(257,207)
Property and equipment, net	$387,721	$399,635

10.  Assets Held for Sale

Assets held for sale relate to Steak n Shake and consist of the following:

	July 7,	September 30,
	2010	2009
Land and buildings	$10,658	$11,849
Land and leasehold improvements	1,627	1,881
Equipment	-	3
Total assets held for sale	$12,285	$13,733

The September 30, 2009 balances included assets related to one office closed during the third quarter of fiscal year 2009, eight restaurants closed during prior years, and 14 parcels of land. During the first quarter of fiscal 2010, Steak n Shake sold one of the previously closed restaurants. Additionally, one parcel of land was reclassified from held for sale to property and equipment during second quarter of fiscal year 2010.

11.  Other Current Assets

Other current assets primarily include prepaid rent, taxes, contractual obligations, and marketing expenditures.

12.  Goodwill and Other Intangibles

Goodwill
As of July 7, 2010, goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with the acquisitions of Creative Restaurants, Inc. (“CRI”) and Kelley Restaurants, Inc. (“KRI”) on July 6, 2006 and December 29, 2004, respectively, and also includes a preliminary estimate of the excess of the purchase price over the fair value of net assets acquired of Western.

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

During fiscal fourth quarter, we perform our annual assessment of the recoverability of our goodwill. The valuation methodology and underlying financial information included in our determination of fair value require significant judgments to be made by management. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. Our calculation of the fair value of the reporting units considers current market conditions existing at the assessment date.  We can provide no assurance that a material impairment charge will not occur in future periods as a result of these analyses.

Other Intangibles
Other intangibles consist of the following:

	July 7,	September 30,
	2010	2009
Gross value of intangible assets subject to amortization	$8,075	$2,291
Accumulated amortization	(1,526)	(1,224)
Intangible assets subject to amortization, net	6,549	1,067
Intangible assets with indefinite lives	1,744	500
Total intangible assets	$8,293	$1,567

Intangible assets acquired in connection with prior acquisitions consist of a right to operate and favorable leases, which are being amortized over their estimated weighted average useful lives of twelve years and eight years, respectively.  Intangible assets acquired in connection with our acquisition of Western consist of franchise agreements and customer relationships, which are being amortized over their estimated weighted average useful lives of ten years and five years, respectively. Amortization expense for the twelve weeks ended July 7, 2010 and July 1, 2009 was $198 and $44, respectively. Amortization expense for the forty weeks ended July 7, 2010 and July 1, 2009 was $302 and $149, respectively. Total annual amortization for each of the next five years is approximately $810.

Intangible assets with indefinite lives consist of reacquired franchise rights assumed in connection with the acquisitions of CRI and KRI, and trademarks assumed in connection with the acquisition of Western.

13.  Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, and a note receivable.

14.  Borrowings

Debentures
In connection with the acquisition of Western, the Company issued 14% redeemable subordinated debentures due 2015 in the aggregate principal amount of $22,959.  As of July 7, 2010, $15,225 of Debentures is included in our condensed consolidated Balance Sheet in Long-term debt. Debentures in the aggregate principal amount of $22,765 are legally outstanding. As discussed in Note 2, the Lion Fund owns $7,540 of Debentures and upon the acquisition of Biglari Capital those debentures were extinguished for accounting purposes but remain legal obligations of the Company.

Steak n Shake Revolving Credit Facility
At July 7, 2010, Steak n Shake’s Revolving Credit Facility (“Facility”) allowed borrowings up to $20,000 and bore interest based on the London Interbank Offered Rate (“LIBOR”) plus 275 basis points,. At July 7, 2010, outstanding borrowings under the Facility were $18,000 at an interest rate of 3.1%.  Effective August 9, 2010, the Facility was amended to increase availability to $30,000 and reduce the interest rate 50 basis points to LIBOR plus 225 basis points.  The Facility is scheduled to expire on February 15, 2011.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios as well as restrict the amount of distributions to the parent Company. Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries. Steak n Shake was in compliance with all covenants under the Facility as of July 7, 2010.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, chattel paper, software, and all other personal property of Steak n Shake (and its two subsidiaries).

Western Real Estate Loan Agreement and Note Payable
Western Real Estate, L.P. (“Western RE”), a wholly-owned subsidiary of Western, has a promissory note (the “Note”) which is secured by approximately 23 acres of real property.  The principal amount of the Note is $2,293 and the Note bears interest at a rate of 5.0% annually.  The Note is due and payable in consecutive monthly payments of accrued interest only commencing on March 30, 2010.  All principal and accrued interest thereon is due and payable on February 28, 2013.

The loan agreement under which the Note was issued (the “Loan Agreement”) contains various affirmative and negative covenants, limitations and events of default customary for loans of this type to similar borrowers, including limitations on Western RE’s ability to incur indebtedness and liens, subject to limited exceptions, and certain financial covenants that must be maintained.  Additionally, the Note is not guaranteed by or an obligation of the parent Company; rather, the Note is guaranteed by Western and its subsidiaries.  Western RE was in compliance with all covenants under the Loan Agreement as of July 7, 2010.

The carrying amounts for debt reported in the condensed consolidated Balance Sheet do not differ materially from their fair market values at July 7, 2010.

15. Other Long-Term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligation, deferred gain on sale-leaseback transactions, uncertain tax positions, deferred compensation and a purchase obligation.

In connection with the acquisition of controlling interests in Mustang Capital Advisors, LP and Mustang Capital Management, LLC, Western is obligated to purchase the noncontrolling interest holder’s ownership upon the occurrence of certain events.  The Company is accounting for this purchase obligation pursuant to FASB ASC 480-10 and therefore the resulting liability of $1,395 is reported in Other long-term liabilities on the accompanying condensed consolidated Balance Sheet.

16.  Income Taxes

Our effective income tax rate for the forty weeks ended July 7, 2010 increased to an expense rate of 32.7% from a benefit rate of (32.7%) in the same period in the prior year primarily because of the increase in pre-tax income and the effect of federal income tax credits when compared to the total pre-tax income.

As of July 7, 2010, we had approximately $1,325 of unrecognized tax benefits, including approximately $209 of interest and penalties, which are included in Other long-term liabilities in the condensed consolidated Balance Sheet.  During the twelve and forty weeks ended July 7, 2010, we recognized approximately $22 and $67 in potential interest and penalties associated with uncertain tax positions.  Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense.  Of the $1,325 of unrecognized tax benefits, $748 would impact the effective income tax rate if recognized.

We file income tax returns which are periodically audited by various federal, state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local tax examinations for fiscal years prior to 2006.  We believe we have certain federal and state income tax exposures related to fiscal years 2006 through 2009.  Due to the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $200 within 12 months.

17.  Common Stock Plans

Employee Stock Options - During the forty weeks ended July 7, 2010, we granted 1,090 options and employees exercised 3,941 options on a post-split basis under plans approved by our shareholders.  Employees and non-employee directors forfeited 6,364 options during the year to date period.  Pre-tax stock-based compensation expense recorded during the forty weeks ending July 7, 2010 for the stock option plans totaled $521.  The Company has placed a moratorium on the issuance of stock options.

Restricted Shares - During the forty weeks ended July 7, 2010, we did not grant non-vested restricted shares to employees or non-employee directors. During the same period, 1,180 restricted shares were forfeited and 2,037 restricted shares vested.  Pre-tax stock-based compensation expense recorded during the forty weeks ending July 7, 2010 for the plan totaled $172. The Company has placed a moratorium on the issuance of restricted stock.

Employee Stock Purchase Plan - During the forty weeks ended July 7, 2010, we issued 601 shares to employees under our Employee Stock Purchase Plan.  Pre-tax stock-based compensation expense recorded during the forty weeks ending July 7, 2010 for the Employee Stock Purchase Plan totaled $11. The Employee Stock Purchase Plan has been terminated.

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

The following methods and assumptions were used to determine the fair value of each class of the following assets and liabilities recorded at fair value in the condensed consolidated Balance Sheet.

Cash equivalents: Cash equivalents primarily consist of money market funds. Money market funds that are carried at fair value, based on quoted market prices, are classified within Level 1 of the fair value hierarchy.  All other cash equivalents carried at fair value based on observable inputs for which a quoted market price is not available are classified within Level 2 of the fair value hierarchy.

Equity securities: Except as follows, the Company’s investments in equity securities are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.  Approximately $1,725 of the investments held by consolidated affiliated partnerships have been classified within Level 2 of the fair value hierarchy and have been valued, in the absence of observable market prices, by management. Fair value is determined using valuation methodologies after giving consideration to a range of observable factors.

Derivatives: Derivative options are marked to market each reporting period using readily available market quotes, and are classified within Level 2 of the fair value hierarchy.

Non-qualified deferred compensation plan investments: The assets of the non-qualified deferred compensation plan are set up in a Rabbi Trust. They represent mutual funds that are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.

Investment held by consolidated affiliated partnership: Investments of $316 have been classified within Level 3 of the fair value hierarchy and represents a private security.

As of July 7, 2010, the fair values of financial assets and liabilities were as follows:

	July 7, 2010				September 30, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,709	$29,087	$-	$33,796	$-	$32,794	$-	$32,794
Equity securities:
Restaurant/Retail	21,511	-	-	21,511	-	-	-	-
Other	5,038	-	-	5,038	3,001	-	-	3,001
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	4,489		-	4,489	-	-	-	-
Other	10,126	1,725	-	11,851	-	-	-	-
Non-qualified deferred compensation plan investments	429	-	-	429	370	-	-	370
Investment held by consolidated affiliated partnership	-	-	316	316	-	-	-	-
Total assets at fair value	$46,302	$30,812	$316	$77,430	$3,371	$32,794	$-	$36,165

Liabilities
Derivatives	$-	$397	$-	$397	$-	$-	$-	$-
Total liabilities at fair value	$-	$397	$-	$397	$-	$-	$-	$-

 There were no changes in our valuation techniques used to measure fair values on a recurring basis.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	July 7,	September 30,
	2010	2009
Beginning of period balance	$-	$-
Investment held by consolidated affiliated partnership	314	-
Gain included in earnings	2	-
End of period balance	$316	$-

During the twelve and forty weeks ended July 7, 2010, the Company had no significant fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

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

20.  Capital Stock

During the first quarter of fiscal 2010, the Board of Directors approved a 1-for-20 reverse stock split with an effective date of December 18, 2009.  As a result, the authorized capital decreased from 50,000,000 shares of common stock with a stated value of $0.50 to 2,500,000 shares of common stock with a stated value of $0.50.  The issued shares decreased from 30,332,839 to 1,514,257, and treasury shares decreased from 1,555,938 to 78,005.  Additionally, additional paid-in capital increased $13,668, which was offset by cash payments totaling $711 to shareholders in lieu of fractional shares.  As of April 7, 2010, there were 200,893 shares of treasury stock attributable to the consolidated affiliated partnerships.

21.  Steak n Shake Tallahassee

During the second quarter of fiscal 2010, Steak n Shake reacquired the noncontrolling interest of Steak n Shake of Tallahassee LLC.  Steak n Shake made final distributions of $168 related to the former employee’s noncontrolling interest.

22.  Other Income (Expense)

Other income (expense) primarily includes rental income from subleased restaurants, ancillary revenue sources, interest income, and changes in the value of non-qualified deferred compensation plan investments.

23. Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires disclosure of certain information about the Company’s segments.  Prior to the acquisitions of Western on March 30, 2010 and Biglari Capital on April 30, 2010, the Company had one reportable segment.  As a result of the significant transformation of the Company during the quarter ended July 7, 2010, management is still in the process of determining the ongoing structure of the consolidated entity and what our operating and reportable segments will be.  Based on the analysis completed to date, we currently anticipate reporting at least three segments. Our process will be complete and the reportable segment information required by FASB ASC Topic 280 will be disclosed in our fiscal 2010 Form 10-K.

24.  Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the time of filing these condensed consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in $000s, except share and per share data)

Biglari Holdings Inc.

Biglari Holdings Inc. (“we”, “us” or the “Company”) is a diversified company engaged in a number of diverse business activities.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings Inc., Steak n Shake Operations, Inc. (“Steak n Shake), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”).  Our long-term objective is to maximize per-share intrinsic value of the Company. (Intrinsic value is computed by taking all future cash flows into and out of the business and then discounting the resultant number at an appropriate interest rate.)  Our strategy is to reinvest cash generated from our operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  All major operating, investment and other capital allocation decisions are made for the Company by Mr. Biglari.

On March 30, 2010, the Company, through Merger Sub, acquired 100% of the outstanding equity interests of Western, pursuant to the Merger Agreement. Upon the consummation of the merger following the Merger Agreement, Merger Sub merged with and into Western, with Western continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.

The Company’s restaurant operations consist of Steak n Shake and Western. As of July 7, 2010, Steak n Shake operated 412 company-owned restaurants and 70 franchised units in 21 states.  Western operated 5 company-operated restaurants and 91 franchised units in 17 states.

On April 30, 2010, the Company acquired Biglari Capital pursuant to the Stock Purchase Agreement between the Company and our CEO, who was the sole shareholder of Biglari Capital.  Biglari Capital is the general partner of the Lion Fund, a limited partnership that operates as a private investment fund with the objective of achieving above-average, long term growth of capital from investments in stocks of simple, predictable businesses that generate substantial cash flow, yet trade at a significant discount to intrinsic value. The Lion Fund functions as an investment arm for Biglari Holdings to assist, principally in facilitating the partial ownership of other publicly traded companies.

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

Investment gains/losses in any given quarter will vary; therefore, for analytical purposes, management measures operating performance by analyzing earnings before realized and unrealized investment gains/losses.

The consolidated financial statements include the assets and liabilities of investment limited partnerships in which the Company through its subsidiaries controls but does not own the majority of the interests. The consolidated affiliated partnerships are being consolidated solely to comply with the requirements of FASB ASC 810-20, Control of Partnerships and Similar Entities.  The Company’s exposure to loss is limited to the carrying value of its general and limited partner investment in the partnerships.  Moreover, the Company does not guarantee any of the liabilities of its subsidiaries that are serving as general partners to these investment limited partnerships. Other investors, as limited partners, are allocated the profits/losses after paying fees to the general partner. Limited partners’ exposure to loss is limited to the carrying value of their investment. Consequently, management, for analytical purposes, measures business and investment results of the Company before the impact of the consolidation of affiliated limited partnerships.

Fiscal Third Quarter 2010 Results

Net earnings attributable to Biglari Holdings Inc. for the third quarter of fiscal year 2010 were $8,691, or $6.23 per diluted share, compared to net earnings of $3,803 or $2.65 per diluted share for the third quarter of fiscal year 2009.  Steak n Shake same-store sales increased 7.5% compared with the sales figures in the same quarter in the prior year.  The increase in customer traffic was partially offset by lower average selling prices. Net sales increased 9.6% from $145,648 to $159,693 in the current quarter. The acquisition of Western increased total net revenue by $4,376 or 3.0%.

Fiscal Year 2010 Results

Net earnings attributable to Biglari Holdings Inc. through the third quarter of fiscal year 2010 were $19,692, or $13.82 per diluted share, contrasted with net earnings of $2,616 or $1.83 per diluted share for the same period in fiscal year 2009.  Steak n Shake same-store sales increased 8.5% compared with the same period of the prior year.  Net sales increased 8.5% from $464,342 to $503,929 in the current year.

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

Results of Operations

The following table sets forth the percentage relationship to total net revenues, unless otherwise indicated, of items included in our condensed consolidated Statements of Earnings for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	July 7,	July 1,	July 7,	July 1,
	2010	2009	2010	2009
Net revenues
Net sales	98.9%	99.5%	99.2%	99.4%
Franchise fees	1.1	0.5	0.8	0.6
Total net revenues	100.0	100.0	100.0	100.0

Costs and expenses
Cost of sales	27.7	26.3	27.2	26.7
Restaurant operating costs	46.5	50.4	48.8	52.0
General and administrative	6.1	5.4	6.0	5.9
Depreciation and amortization	4.2	4.8	4.4	5.1
Marketing	5.6	5.6	5.2	5.5
Interest	2.1	2.3	1.9	2.4
Pre-opening costs	-	-	-	-
Rent	2.5	2.4	2.5	2.5
Asset impairments and provision for restaurant closing	-	-	-	0.2
Gain on disposal of assets	(0.1)	(0.1)	-	-

Other income (expense)
Other income	0.7	0.6	0.8	0.4
Other expense	(0.1)	(0.1)	(0.1)	(0.2)
Other income, net	0.6	0.5	0.7	0.2

Biglari Holdings investment gains/losses
Realized investment gains/losses	0.6	-	0.4	-
Unrealized derivative gains/losses	0.1	-	-	-
	0.7	-	0.4	-

Consolidated affiliated partnerships investment gains/losses
Realized gains/losses	0.1	-	-	-
Unrealized gains/losses	(1.2)	-	(0.4)	-
	(1.1)	-	(0.4)	-

Earnings before income taxes	6.6	3.7	5.3	0.4

Income taxes	2.1	1.1	1.7	(0.1)

Net earnings	4.5	2.6	3.6	0.6

Less: Earnings attributable to noncontrolling interest	-	-	-	-

Less: Loss attributable to redeemable noncontrolling interest	(0.9)	-	(0.3)	-

Net earnings attributable to Biglari Holdings Inc.	5.4%	2.6%	3.9%	0.6%

(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended July 7, 2010 to Twelve Weeks Ended July 1, 2009

Net Earnings Attributable to Biglari Holdings Inc.

We recorded net earnings attributable to Biglari Holdings Inc. of $8,691, or $6.23 per diluted share, for the current quarter as compared with net earnings of $3,803 or $2.65 per diluted share for the third quarter of fiscal year 2009.

Net Revenues

Net sales increased 9.6% from $145,648 to $159,693 in the current quarter.  Steak n Shake same-store sales increased 7.5% compared with those in the same quarter in the prior year.  The increase in Steak n Shake same-store sales resulted from an increase in customer traffic of 9.6%.

Franchise fees increased $1,137 to $1,838 in the current fiscal quarter.  The increase is primarily a result of the inclusion of a full quarter of Western operations.  In addition, Steak n Shake franchisees’ same-store sales increased 7.9%.

Costs and Expenses

Cost of sales was $44,197 or 27.7% of net sales, compared with $38,324 or 26.3% of net sales in the third quarter of fiscal year 2009. The inclusion of Western’s restaurants impacted cost of sales by .3%.  In addition, increased cost of beef contributed to a reduction in gross margin.

Restaurant operating costs were $74,291 or 46.5% of net sales, compared with $73,370 or 50.4% of net sales in the third quarter of fiscal year 2009. The decrease as a percentage of net sales resulted from the implementation of several operating initiatives, which has resulted in higher productivity and labor efficiency.

General and administrative expenses increased as a percentage of total net revenues from 5.4% to 6.1% because of the inclusion of Western’s general and administrative expenses, costs associated with investment activities, and the integration of certain business functions such as supply chain management. For strategic purposes, the Company over the last several months has transitioned and centralized the supply chain management of its operating businesses to its principal headquarters in San Antonio to achieve a better degree of efficiency in purchasing and distribution. Other functions (such as human resources, franchise development, and training) will continue to be integrated or centralized for strategic purposes.

Marketing expense remained consistent as a percentage of total net revenues at 5.6%.

Interest expense increased $42 to $3,389.

Rent expense stayed comparable as a percentage of total net revenues compared to the third quarter of fiscal year 2009.

Biglari Holdings Investment Gains

We recorded net realized investment gains of $986 in the current quarter related to dispositions of marketable equity securities and unrealized investment gains of $176 related to the change in fair value of derivatives that we purchased during the quarter and hold as of the end of the quarter.  We did not have any net earnings impact related to our investment activities in the same period in the prior year.  These investments are held directly by the Company and not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains (Losses)

We recorded realized investment gains of $209 in the current quarter related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized investment loss of $1,884.  Profits and losses (after fees to the general partner) are allocated to the partners based upon each partner’s investment. The Company’s exposure to loss is limited to the carrying value of its direct general and limited partner investment.

Income Taxes

Our effective income tax rate increased to 31.5% from 28.9% in the same period in the prior year primarily due to the increase in pre-tax income and the effect of federal income tax credits when compared to the total pre-tax income.

Comparison of Forty Weeks Ended July 7, 2010 to Forty Weeks Ended July 1, 2009

Net Earnings Attributable to Biglari Holdings Inc.

We recorded net earnings attributable to Biglari Holdings Inc. of $19,692 or $13.82 per diluted share for the current year-to-date period contrasted to net earnings of $2,616, or $1.83 per diluted share, for the same period of fiscal year 2009.

Net Revenues

Net sales increased 8.5% from $464,342 to $503,929 in the current year-to-date period. Year-to-date Steak n Shake same-store sales increased 8.5% compared with the same period of fiscal year 2009.  The increase in Steak n Shake same-store sales was driven by an increase in guest traffic of 12.2%.

Franchise fees increased in the current year-to-date period due to a full quarter of franchise fees attributable to Western and an increase in Steak n Shake franchisees’ same store sales of 4.9%.

Costs and Expenses

Year-to-date cost of sales was $136,836 or 27.2% of net sales, compared with $124,155 or 26.7% of net sales in the same period of fiscal year 2009.

Year-to-date restaurant operating costs were $245,842 or 48.8% of net sales, compared with $241,389 or 52.0% of net sales in the same period of fiscal year 2009.  The decrease as a percentage of net sales is due primarily to improvements in productivity and wage and benefit management.

General and administrative expenses increased $2,972 (10.9%) to $30,302 and increased as a percentage of total net revenues from 5.9% to 6.0%.  The increase was caused by inclusion of Western’s general and administrative expenses, costs associated with investment activities, and the integration of certain business functions such as supply chain management. For strategic purposes, the Company over the last several months has transitioned and centralized the supply chain management of its operating businesses to its principal headquarters in San Antonio to achieve better efficiency in purchasing and distribution. Other functions (such as human resources, franchise development, and training) will continue to be integrated or centralized for strategic purposes.

Marketing expense increased $983 (3.8%) to $26,629 and decreased as a percentage of total net revenues from 5.5% to 5.2%.

Interest expense decreased as a percentage of total net revenues due primarily to the $506 prepayment penalty related to the $4,471 principal prepayment on our Senior Note Agreement and Private Shelf Facility that we amended during the first quarter of fiscal year 2009.

Rent expense remained consistent as a percentage of total net revenues.

We recorded asset impairment charges of $186 for the current year to date period. Asset impairments and provision for restaurant closing was $980, or 0.2% of total net revenues in the same period of fiscal 2009, which related primarily to the loss on disposal of held for sale assets and adjustments to the carrying value of held for sale properties.

Biglari Holdings Investment Gains

We recorded net realized investment gains of $1,820 for the current year to date period related to dispositions of marketable equity securities and unrealized investment gains of $176 related to the change in fair value of derivatives that we purchased during the quarter and hold as of the end of the quarter.  We did not have any net earnings impact related to our investment activities in the same period in the prior year.  These investments are held directly by us and not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains(Losses)

We recorded a realized investment gain of $209 for the current year to date period related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized investment loss of $1,884.

Income Taxes

Our effective income tax rate increased to 32.7% from a benefit rate of (32.7%) in the same period in the prior year primarily due to the increase in pre-tax income and the effect of federal income tax credits when compared to the total pre-tax income.

Liquidity and Capital Resources

We generated $49,675 in cash flows from operations during the forty weeks ended July 7, 2010 as compared to $41,115 for the forty weeks ended July 1, 2009.  The forty weeks ended July 1, 2009 included a net $13,157 related to income tax refunds.

Net cash used in investing activities of $27,565 for the forty weeks ended July 7, 2010 included purchases of investments of $51,866 and the sale of investments of $30,751.  Net cash provided by investing activities of $6,132 during the forty weeks ended July 1, 2009 resulted primarily from proceeds of $9,277 related to the sale of five parcels of land, two restaurant properties, and the transfer of two Company-owned buildings to a franchisee.

Net cash used in financing activities of $38,348 during the forty weeks ended July 7, 2010 included $37,046 related to the purchase of Biglari Holdings Inc. stock by consolidated affiliated partnerships, $711 of cash paid to shareholders in lieu of fractional shares related to the 1-for-20 reverse stock split effective as of December 18, 2009, and also included a $500 net principal payment on Steak n Shake’s revolving credit facility. Net cash used in financing activities of $16,259 for the forty week period ended July 1, 2009 included principal payments on long-term debt of $16,443.

Our balance sheet continues to maintain significant liquidity.  We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, existing credit facilities and the sale of excess properties.  We continually review available financing alternatives. In addition, we may consider, on an opportunistic basis, strategic decisions to create value and improve operating performance.

Debentures

The Company acquired 100% of the outstanding equity interests of Western.  Under the terms of the merger agreement, each share of Western’s common stock was cancelled upon the completion of the merger and converted into the right to receive a pro rata portion of a new issue of 14% redeemable subordinated debentures due 2015 issued by the Company (the “Debentures”) in the aggregate principal amount of $22,959 with cash to be paid in lieu of fractional debenture interests.  The Company paid $194 in lieu of fractional debentures.

As of July 7, 2010, Debentures in the aggregate principal amount of $22,765 are legally outstanding.  The Lion Fund owns $7,540 of Debentures and upon the acquisition of Biglari Capital those Debentures were extinguished for accounting purposes but remain legal obligations of the Company.

Steak n Shake Revolving Credit Facility

At July 7, 2010, Steak n Shake’s Revolving Credit Facility (“Facility”) allowed borrowings up to $20,000 and bore interest based on the London Interbank Offered Rate (“LIBOR”) plus 275 basis points. At July 7, 2010, outstanding borrowings under the Facility were $18,000 at an interest rate of 3.1%.  Effective August 9, 2010, the Facility was amended to increase availability to $30,000 and reduce the interest rate 50 basis points to LIBOR plus 225 basis points.  The Facility is scheduled to expire on February 15, 2011.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios as well as restrict certain distributions to the parent Company.  Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries.  These restrictions and covenants include requirements to limit the ratio of total liabilities to tangible net worth (as defined in the Facility) to a maximum of 1.50 and to maintain a minimum fixed charge coverage ratio (as defined in the credit Facility) of 1.75.  Steak n Shake was in compliance with all covenants under the Facility as of July 7, 2010.

Western Real Estate Loan Agreement and Note Payable

Western Real Estate, L.P. (“Western RE”), a wholly-owned subsidiary of Western, has a promissory note (the “Note”) which is secured by approximately 23 acres of real property.  The principal amount of the Note is $2,293 and the Note bears interest at a rate of 5.0% annually.  The Note is due and payable in consecutive monthly payments of accrued interest only commencing on March 30, 2010.  All principal and accrued interest thereon is due and payable on February 28, 2013.  The Note may be prepaid in whole or in part at any time without penalty.

The loan agreement under which the Note was issued (the “Loan Agreement”) contains various affirmative and negative covenants, limitations and events of default customary for loans of this type to similar borrowers, including limitations on Western RE’s ability to incur indebtedness and liens, subject to limited exceptions, and certain financial covenants that must be maintained.  Additionally, the Note is not guaranteed by or an obligation of the parent Company; rather, the Note is guaranteed by Western and its subsidiaries.  Western RE was in compliance with all covenants under the Loan Agreement as of July 7, 2010.

The carrying amounts for debt reported in the condensed consolidated Balance Sheet do not differ materially from their fair market values at July 7, 2010.

New Accounting Standards

See Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Effects of Governmental Regulations and Inflation

Most employees are paid hourly rates related to federal and state minimum wage laws.  Any increase in the legal minimum wage would directly increase its operating costs.  The Company is also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions, and accessibility standards.  Any changes in these laws that require improvements to its restaurants would increase operating costs.  In addition, the Company is subject to franchise registration requirements and certain related federal and state laws regarding franchise operations.  Any changes in these laws could affect its ability to attract and retain franchisees.

Inflation in food, labor, fringe benefits, energy costs, transportation costs, and other operating costs also directly affect our restaurant operations.

Risks Associated with Forward-Looking Statements

Certain statements contained in this report represent forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  In general, forward-looking statements include estimates of future net revenues, cash flows, capital expenditures or other financial items, as well as assumptions underlying any of the foregoing.  Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may” and other similar terminology.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  These forward-looking statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to:

•	the ability of the restaurant operations to increase store traffic on a profitable basis;
•	competition in the restaurant industry for customers, staff, locations, and new products;
•	disruptions in the overall economy and the financial markets;
•	the Company’s ability to comply with the restrictions and covenants to its debt agreements;
•	declines in the market price of our common stock, which could adversely affect our goodwill impairment analysis;
•	the potential to recognize additional impairment charges on our long-lived assets;
•	fluctuations in food commodity and energy prices and the availability of food commodities;
•	the ability of our franchisees to operate profitable restaurants;
•	the poor performance or closing of even a small number of restaurants;
•	changes in customer preferences, tastes, and dietary habits;
•	changes in minimum wage rates and the availability and cost of qualified personnel;
•	harsh weather conditions or losses due to casualties;
•	unfavorable publicity relating to food safety or food-borne illness;
•	exposure to liabilities related to the ownership and leasing of significant amounts of real estate;
•	our ability to comply with existing and future governmental regulations;
•	our ability to adequately protect our trademarks, service marks, and other components of our brand;
•	changes in market prices of our investments; and
•	other risks identified in the periodic reports we file with the Securities and Exchange Commission.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our investing and borrowing activities, and those of our consolidated affiliated partnerships in which we hold ownership interests, we are exposed to financial market risks, including those resulting from changes in interest rates and changes in equity market valuations.  Market prices for equity securities are subject to fluctuations and consequently the amount realized in the subsequent sale of an investment may differ from the reported market value.

At July 7, 2010, the Facility bore interest at a rate based upon LIBOR plus 275 basis points.  Historically, we have not used derivative financial instruments to manage exposure to interest rate changes.  At July 7, 2010, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $30 on our quarterly net earnings.

Steak n Shake and Western purchase certain food products which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 7, 2010.

Except as follows, there have been no changes in our internal control over financial reporting that occurred during the current quarter ended July 7, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.   We completed our acquisitions of Western and Biglari Capital on March 30, 2010 and April 30, 2010, respectively.  We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 19 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS

An investment in the common stock of any company involves a degree of risk. Investors should consider carefully the risks and uncertainties described in the Company’s Annual Report on Form 10-K filed with the SEC, and those other risks described elsewhere in this report, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm the Company’s business, financial condition, and results of operations. The occurrence of risk factors could harm the Company’s business, financial condition, and results of operations. The trading price of the Company’s common stock could decline due to any of these risks and uncertainties, and stockholders may lose part or all of their investment.

The Company has updated the section titled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, as set forth below.  Except as set forth below, there have been no material changes in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Recent Sales of Unregistered Securities

None

(b)           Use of Proceeds from Registered Securities

None

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Purchases of our equity securities by our CEO during the twelve weeks ended July 7, 2010.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 15, 2010 – May 14, 2010	1	401.00	—	—
May 15, 2010 – June 14, 2010	4,000	282.53	—	—
June 15, 2010 – July 7, 2010	—	—	—	—
Total	4,001	282.56	—	—

Purchases of our equity securities by the Lion Fund during the twelve weeks ended July 7, 2010.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 15, 2010 – May 14, 2010	—	—	—	—
May 15, 2010 – June 14, 2010	94,252	298.93	—	—
June 15, 2010 – July 7, 2010	27,834	318.72	—	—
Total	122,086	303.44	—	—

ITEM 6. EXHIBITS

Exhibit Number	Description

10.01	Second Amendment to Credit Agreement between Steak n Shake Operations, Inc. and Fifth Third Bank, dated August 9, 2010.

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 2010

BIGLARI HOLDINGS INC.

By:	/s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer