Form 10-K
period 2010-09-29
BIGLARI HOLDINGS INC.
filed 2010-12-13
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 0-8445

BIGLARI HOLDINGS INC.

(Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

175 East Houston Street, Suite 1300 San Antonio, Texas	78205
(Address of principal executive offices)	(Zip Code)

(210) 344-3400

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, stated value $.50 per share	New York Stock Exchange
14% Redeemable Subordinated Debentures Due 2015	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 14, 2010 was approximately $539,722,712 based on the closing stock price of $405.74 per share on that day.

As of December 8, 2010, 1,433,595 shares of the registrant’s Common Stock, $0.50 stated value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I

ITEM 1. BUSINESS

Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a diversified holding company engaged in a number of diverse business activities. The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings, Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”). The Company’s long-term objective is to maximize per-share intrinsic value of the Company. The Company’s strategy is to reinvest cash generated from its operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns. All major operating, investment, and capital allocation decisions are made for the Company by Mr. Biglari.

Biglari Holdings’ fiscal year ends on the last Wednesday in September. Accordingly, every five or six years, our fiscal year contains 53 weeks. Fiscal years 2010 and 2008 contained 52 weeks, while fiscal year 2009 contained 53. The Company’s first, third, and fourth quarters contain 12 weeks and our second quarter contains 16 weeks (except in fiscal years when there are 53 weeks, in which case the fourth quarter contains 13 weeks). Western and Biglari Capital’s September 30 year end for financial reporting purposes differs from the end of the Company’s fiscal year, the last Wednesday in September.

Biglari Holdings’ common stock is listed for trading on the New York Stock Exchange (“NYSE”). As a result, the Company is subject to certain corporate governance standards as required by the NYSE and/or the SEC. Among other requirements, the Company’s Chief Executive Officer, as required by Section 303A.12(a) of the NYSE Listing Company Manual, must certify to the NYSE each year whether or not he is aware of any violations by the Company of NYSE corporate governance listing standards as of the date of the certification. On May 10, 2010, Mr. Biglari certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

In addition, the Company is filing certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this annual report on Form 10-K.

Fiscal Year 2010 Developments

Biglari Capital Corp.

On April 30, 2010, the Company acquired Biglari Capital pursuant to a Stock Purchase Agreement, dated April 30, 2010 (the “Stock Purchase Agreement”), between the Company and our CEO, who was the sole shareholder of Biglari Capital. Biglari Capital is the general partner of The Lion Fund, L.P. (the “Lion Fund”), a Delaware limited partnership that operates as a private investment fund with the objective of achieving above-average, long-term growth of capital from investments in stocks of simple, predictable businesses that generate substantial cash flow, yet trade at a significant discount to intrinsic value. The Lion Fund functions as an investment arm for Biglari Holdings to assist, principally in facilitating the partial ownership of other publicly traded companies.

Western Sizzlin Corporation

On March 30, 2010, the Company, through its wholly-owned subsidiary, Grill Acquisition Corporation (“Merger Sub”), acquired 100% of the outstanding equity interests of Western, pursuant to an Agreement and Plan of Merger among the Company, Merger Sub and Western, dated October 22, 2009 (the “Merger Agreement”). Upon the consummation of the merger following the Merger Agreement, Merger Sub merged with and into Western, with Western continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. Western’s primary business activities are conducted through Western Sizzlin Franchise Corporation and Western Sizzlin Stores, Inc. (“Western Sizzlin”). Western also conducts investment management operations through Western Mustang Holdings, L.L.C. (“Western Mustang”) and Western Investments, Inc. (“Western Investments”).

Stock Split

During the first quarter of fiscal 2010, the Board of Directors approved a 1-for-20 reverse stock split. The split was effective on December 18, 2009. The Company’s stock began trading on a post-split basis on December 21, 2009. No fractional shares were issued in connection with the reverse stock split. The Company made cash payments totaling $711 thousand to shareholders in lieu of fractional shares. All per share information included in this Form 10-K has been retrospectively adjusted to reflect the reverse split.

Restaurant Operations

The Company’s Restaurant Operations’ activities are conducted through two restaurant concepts, Steak n Shake and Western Sizzlin. As of September 29, 2010, Steak n Shake operated 412 company-owned restaurants and 71 franchised units in 20 states and Western operated 5 company-owned restaurants and 91 franchised units in 17 states.

Steak n Shake is engaged in the ownership, operation, and franchising of Steak n Shake restaurants. Steak n Shake is a classic American brand serving premium burgers and milk shakes. Founded in 1934 in Normal, Illinois, Steak n Shake offers its patrons full-service dining with counter and dining room seating, as well as drive-thru and carry-out service. Counter and dining room sales represent approximately 60% of the sales mix, while sales for off-premises dining represent approximately 40% of the sales mix.

Western Sizzlin is engaged primarily in the franchising of restaurants. Founded in 1962 in Augusta, Georgia, Western Sizzlin offers full service dining of signature steak dishes as well as other classic American menu items. Western Sizzlin also operates other concepts, Great American Steak & Buffet, and Wood Grill Buffet consisting of hot and cold food buffet style dining.

Geographic Concentration and Restaurant Locations

The following table lists the locations of the 579 Steak n Shake and Western Sizzlin restaurants, including 162 franchised units, as of September 29, 2010:

	Steak n Shake		Western Sizzlin
	Company- owned	Franchised	Company- owned	Franchised	Total
Alabama	2	3	—	5	10
Arkansas	—	2	—	17	19
California	—	—	—	2	2
Florida	80	1	—	—	81
Georgia	23	8	—	9	40
Illinois	63	6	—	1	70
Indiana	68	2	—	—	70
Iowa	3	—	—	—	3
Kansas	—	4	—	1	5
Kentucky	14	1	—	—	15
Louisiana	—	—	—	3	3
Maryland	—	—	—	2	2
Michigan	19	—	—	—	19
Mississippi	—	1	—	13	14
Missouri	39	21	—	2	62
North Carolina	6	5	—	12	23
Ohio	63	—	—	1	64
Oklahoma	—	4	—	12	16
Pennsylvania	6	1	—	—	7
South Carolina	1	2	1	3	7
Tennessee	9	8	1	3	21
Texas	16	1	—	—	17
Virginia	—	—	3	4	7
West Virginia	—	1	—	1	2
Total	412	71	5	91	579

Restaurant Operations

A typical restaurant’s management team consists of a general manager, a restaurant manager and other managers depending on the operating complexity and sales volume of the restaurant. Each restaurant’s general manager has primary responsibility for the day-to-day operations of his or her unit.

Purchasing

Restaurant Operations obtain food products and supplies from independent national distributors. Purchases are negotiated centrally for most food and beverage products and supplies to ensure uniform quality, adequate quantities, and competitive prices.

Franchising

Restaurant Operations’ franchising program extends the brands to areas in which there are no current development plans for Company stores. The expansion plans include seeking qualified new franchisees and expanding relationships with current franchisees.

Restaurant Operations typically seek franchisees with both the financial resources necessary to fund successful development and significant experience in the restaurant/retail business. Both restaurant chains assist franchisees with the development and ongoing operation of their restaurants. Management personnel assist franchisees with site selection, approve all restaurant sites, and provide prototype plans, construction support and specifications. Restaurant Operations’ staff provides both on-site and off-site instruction to franchised restaurant management and associates.

All franchised restaurants are required to serve only approved menu items. Access to services such as the distribution center and Point-of-Sale system enables franchisees to benefit from Restaurant Operations’ collective purchasing power.

Competition

The restaurant business is one of the most intensely competitive industries in the United States. As there are virtually no barriers to entry into the restaurant business, competitors may include national, regional and local establishments. There may be established competitors with financial and other resources that are greater than the Company’s Restaurant Operations capabilities. Restaurant businesses compete on the basis of price, menu, food quality, location, personnel and customer service. The restaurant business is often affected by changes in consumer tastes and by national, regional, and local economic conditions. The performance of individual restaurants may be impacted by factors such as traffic patterns, demographic trends, severe weather conditions, and competing restaurants. Additional factors that may adversely affect the restaurant industry include, but are not limited, to food and wage inflation, safety, and food-borne illness.

Government Regulation

The Company is subject to various federal, state and local laws affecting its restaurant business. Each of the restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state and/or municipality in which the restaurant is located. In addition, each restaurant must comply with various state and federal laws that regulate the franchisor/franchisee relationship, employment and pay practices and child labor laws. To date, neither the Company nor any restaurant has been materially adversely affected by such laws or been affected by any difficulty, delay or failure to obtain required licenses or approvals.

Investment Management

The Investment Management segment is composed of Biglari Capital, Western Mustang, and Western Investments. This segment provides investment advisory services to its clients through separate accounts and private investment funds. For separate accounts the principal source of revenue is primarily based upon assets under management. For private investment funds, which include The Lion Fund, L.P., Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. (collectively the “consolidated affiliated partnerships”), the principal source of revenue is based upon: (1) incentive allocations and (2) gains and losses from our investments.

For the Lion Fund, incentive allocations are 25% of the net profits (both realized and unrealized) subject to a 5% hurdle rate and “high water mark” (whereby the General Partner does not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). These allocations are calculated and distributed to the General Partner annually other than incentive allocations earned as a result of investor redemption events during interim periods.

The Company and its affiliates may also earn income through their investments in the consolidated affiliated partnerships. In these cases, the income consists of realized and unrealized gains and losses on investment activities along with interest, dividends and other income.

Employees

The Company employs approximately 20,000 persons.

Trademarks

Steak n Shake trademarks that are registered for restaurant services on the Principal Register of the U.S. Patent and Trademark Office include, among others: “Steak n Shake®”, “Steak’n Shake Famous For Steakburgers®”, “Famous For Steakburgers®”, “Takhomasak®”, “Original Steakburgers®”, “In Sight It Must Be Right®”, “Steak n Shake It’s a Meal®”, “The Original Steakburger®”, “Steak n Shake In Sight it Must be Right®”, and “Original Double Steakburger®”.

Western trademarks that are registered for restaurant services on the Principal Register of the U.S. Patent and Trademark Office include, among others: “Western Sizzlin®”, “Western Sizzlin Steak House®”, “Western®”, “Sizzlin®”, “Western Sizzlin Wood Grill and Buffet®”, and “Western Sizzlin Wood Grill®”.

Additional information with respect to Biglari Holdings’ businesses

Information related to our reportable segments may be found in Part II, Item 8 of this Form 10-K.

Biglari Holdings maintains a website (www.biglariholdings.com) where its annual reports, press releases, interim shareholder reports and links to its subsidiaries’ websites can be found. Biglari Holdings’ periodic reports filed with the Securities and Exchange Commission (the “SEC”), which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC and through Biglari Holdings’ website. In addition, corporate governance documents such as Corporate Governance Guidelines, Code of Conduct, Governance, Compensation and Nominating Committee Charter and Audit Committee Charter are posted on the Company’s website and are available without charge upon written request. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

ITEM 1A. RISK FACTORS

Biglari Holdings and its subsidiaries (referred to herein as “we,” us,” “our,” or similar expressions) are subject to certain risks and uncertainties in our business operations which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

We are dependent on our Chairman and CEO.

Our success depends in large part on the services of Sardar Biglari, Chairman and Chief Executive Officer. All major operating, investment, and capital allocation decisions are made for us by Mr. Biglari. If for any reason the services of Mr. Biglari were to become unavailable, there could be a material adverse effect on our business.

We face continually increasing competition in the restaurant industry for guests, staff, locations, and new products, which may negatively impact operating performance.

The restaurant business is one of the most intensely competitive industries in the United States. As there are virtually no barriers to entry into the restaurant business, competitors may include national, regional and local establishments. There may be established competitors with financial and other resources that are greater than the Company’s Restaurant Operations capabilities. Restaurant businesses compete on the basis of price, menu, food quality, location, personnel and customer service. The restaurant business is often affected by changes in consumer tastes and by national, regional, and local economic conditions. The performance of individual restaurants may be impacted by factors such as traffic patterns, demographic trends, severe weather conditions, and competing restaurants. Additional factors that may adversely affect the restaurant industry include, but are not limited, to food and wage inflation, safety, and food-borne illness.

The recent disruptions in the overall economy and the financial markets may adversely impact our restaurant business.

The restaurant industry has been affected by current economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. The recent disruptions in the overall economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, which could be harmful to our financial position and results of operations. As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations. In addition, macroeconomic disruptions could adversely affect our ability to access credit markets and impact the availability of financing for our franchisees’ expansions and operations.

Our cash flows and financial position could be negatively impacted if we are unable to comply with the restrictions and covenants in our debt agreements.

The Company and its subsidiaries currently maintain debt instruments, including the indenture governing the 14% redeemable subordinated debentures due 2015 issued by the Company, Steak n Shake’s Revolving Credit Facility and the promissory note issued by Western’s wholly-owned subsidiary, Western Real Estate, L.P. Covenants in the debt agreements impose operating and financial restrictions, including requiring operating subsidiaries to maintain certain financial ratios and restricting, among other things, their ability to incur additional indebtedness, prepay certain indebtedness and make distributions to the Company. Their failure to comply with these covenants and restrictions could constitute an event of default that, if not cured or waived, could result, among other things, in the acceleration of their indebtedness, which could negatively impact our operations and business and may also significantly affect our ability to obtain additional or alternative financing. In addition, the restrictions contained in these debt instruments could adversely affect our ability to finance our operations, make strategic acquisition or investments, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies.

We may be required to recognize additional impairment charges on our long-lived assets, which would adversely affect our results of operations and financial position.

Long-lived assets, including restaurant sites, leasehold improvements, other fixed assets, and amortized intangible assets are reviewed for impairment annually or more frequently if circumstances indicate impairment may have occurred. Expected cash flows associated with an asset over its estimated useful life are the key factor in determining the recoverability of the carrying value of the asset. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Management’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to our business model or changes in operating performance. If the sum of the estimated undiscounted cash flows over an asset’s estimated useful life is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Judgments made by management related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize a material impairment charge. If assets are determined to be impaired, the determination of an asset’s fair value, which is generally measured by discounting estimated future cash flows, is also subject to significant judgment, including the determination of a discount rate that is commensurate with the risk inherent in the projected cash flows. If the assumptions underlying these judgments change in the future, we may be required to realize further impairment charges for these assets.

Fluctuations in commodity and energy prices and the availability of commodities, including beef, fried products, poultry, and dairy, could affect our restaurant business.

The cost, availability and quality of ingredients Restaurant Operations use to prepare their food is subject to a range of factors, many of which are beyond their control. A significant component of our restaurant business’s costs is related to food commodities, including beef, fried products, poultry, and dairy products, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, changes in international commodity markets, and other factors. If there is a substantial increase in prices for these food commodities, our results of operations may be negatively affected. In addition, our restaurants are dependent upon frequent deliveries of perishable food products that meet certain specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather, or other conditions could adversely affect the availability, quality, and cost of ingredients, which would likely lower revenues, damage our reputation, or otherwise harm our business.

Our historical growth rate and performance may not be indicative of our future growth or financial results.

Our historical growth must be viewed in the context of the recent opportunities available to us as a result of our access to capital at a time when market conditions resulted in unprecedented asset acquisition opportunities. When evaluating our historical growth and prospects for future growth, it is also important to consider that while our business philosophy has remained relatively constant, our mix of business, distribution channels and areas of focus have changed over the last year and may continue to change. Our dynamic business model makes it difficult to assess our prospects for future growth.

The inability of Restaurant Operations’ franchisees to operate profitable restaurants may negatively impact our financial performance.

Restaurant Operations operate franchise programs and collect royalties and marketing and service fees from their franchisees. Growth within the existing franchise base is dependent upon many of the same factors that apply to our Restaurant Operations’ company-owned restaurants, and sometimes the challenges of opening profitable restaurants prove to be more difficult for the franchisees. For example, franchisees may not have access to the financial or management resources that they need to open or continue operating the restaurants contemplated by their franchise agreements. In addition, our Restaurant Operations’ continued growth is also partially dependent upon our ability to find and retain qualified franchisees in new markets, which may include markets in which the Steak n Shake and Western brands are less well known. Furthermore, the loss of any of franchisees due to financial concerns and/or operational inefficiencies could impact our Restaurant Operations’ profitability. Moreover, if our franchisees do not successfully operate or market restaurants in a manner consistent with our standards, our restaurant brands’ reputations could be harmed, which in turn could adversely affect our business and operating results.

Adverse weather conditions or losses due to casualties could negatively impact our operating performance.

Although our restaurants maintain, and require franchisees to maintain, property and casualty insurance to protect against property damage caused by casualties and natural disasters, instances of inclement weather, flooding, hurricanes, fire, and other acts of nature can adversely impact sales in several ways. Many of Steak n Shake and Western’s restaurants are located in the Midwest and Southeast portions of the United States. During the first and second fiscal quarters, restaurants in the Midwest may face harsh winter weather conditions. During the first and fourth fiscal quarters, restaurants in the Southeast may experience hurricanes or tropical storms. Our sales and operating results may be negatively affected by these harsh weather conditions, which could make it more difficult for guests to visit our restaurants, necessitate the closure of restaurants for a period of time or costly repairs due to physical damage or lead to a shortage of employees resulting from unsafe road conditions or an evacuation of the general population.

We are subject to health, employment, environmental, and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation or penalties, damage our reputation, and lower profits.

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

In recent years, there has been an increased legislative, regulatory, and consumer focus on nutrition and advertising practices in the food industry. As a result, Restaurant Operations may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses. The operation of the Steak n Shake and Western franchise system is also subject to franchise laws and regulations enacted by a number of states, and to rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationship with franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales.

Our investment activities may involve the purchase of securities on margin.

We may purchase securities on margin in connection with our investment activities, including through Western Acquisitions, L.P. and Lion Fund. If we do so, a significant decrease in the value of the securities that collateralize the margin line of credit could result in a margin call. If we do not have sufficient cash available from other sources in the event of a margin call, we may be required to sell those securities at a time when we prefer not to sell them, which could result in material losses.

Our investment activities could require registration as an Investment Company.

While most of our assets continue to be dedicated in controlled companies, there is a risk that if we fail to maintain this threshold of investments in controlled companies, it could bring us within the definition of an “investment company” and require us to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Also, under certain circumstances, we may inadvertently fall within the definition of an investment company, which would require us to register as an investment company.

If our investment activities result in our being determined to be an investment company and we fail to register as an investment company, we might be unable to enforce contracts with third parties, and third parties could seek rescission of transactions with us undertaken during the period that we were an unregistered investment company, subject to equitable considerations set forth in the Investment Company Act. In addition, we might be subject to monetary penalties or injunctive relief, or both, in an action brought against us by the Securities and Exchange Commission.

If we decide to register as an investment company, then we would become subject to various provisions of the Investment Company Act and the regulations adopted under such act, which are very extensive and could adversely affect our operations. For example, we might be prohibited from entering into or continuing transactions with certain of our affiliates.

Our investments are unusually concentrated and fair values are subject to a loss in value.

Our investments are generally concentrated in common stocks. A significant decline in the general stock market or in the price of major investments may produce a large decrease in our consolidated shareholders’ equity and under certain circumstances may require the recognition of losses in the statement of earnings. Decreases in values of equity investments can have a material adverse effect on our consolidated book value.

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

Litigation could have a material adverse effect on our financial position, cash flows and results of operations.

We are or may be from time to time a party to various legal actions brought by employees, consumers, suppliers, shareholders or others in connection with matters incidental to our business. The outcome of such litigation is difficult to assess or quantify and the cost to defend future litigation may be significant. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any negative allegation regarding our Company, our business or our products could adversely affect our reputation with existing and potential customers. While we believe that the ultimate outcome of routine litigation matters individually and in the aggregate will not have a material impact on our financial position, we cannot assure that an adverse outcome on any of these matters would not, in fact, materially impact our financial position, cash flows and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Office and Warehouse Facilities

Use	Location	Own/Lease
Warehouse	Bloomington, IL	Own
Executive Office	Indianapolis, IN	Lease
Executive Office	San Antonio, TX	Lease
Executive Office	Roanoke, VA	Lease

Restaurant Properties

As of September 29, 2010, Restaurant Operations included 579 company-owned and franchised restaurants located in 24 states. Restaurant Operations owns the land and building for 151 restaurants. “Geographic Concentration and Restaurant Locations” under Part I, Item 1 for additional detail.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information

Biglari Holdings’ common stock is listed for trading on the NYSE, trading symbol: BH. The following table sets forth the high and low sales prices per share, as reported on the NYSE List during the periods indicated:

	2010		2009*
	High	Low	High	Low
First Quarter	$327.08	$222.20	$177.80	$58.60
Second Quarter	411.25	289.74	168.80	98.80
Third Quarter	413.92	266.29	234.60	153.60
Fourth Quarter	333.42	264.00	242.00	162.20

*	Adjusted for 1-for-20 reverse stock split effective December 18, 2009.

Shareholders

Biglari Holdings had approximately 12,800 record holders of its common stock at October 8, 2010.

Dividends

Biglari Holdings has not declared a cash dividend during the fiscal years ended September 29, 2010 and September 30, 2009.

Performance Graph

The following chart compares the subsequent value of $100 invested in Biglari Holdings’ common stock on September 30, 2005 with a similar investment in the Standard and Poor’s 500 Stock Index, Standard and Poor’s Smallcap 600 Index, and Standard and Poor’s Restaurant Index.

The preceding stock price performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent that we specifically incorporate it by reference into such filings.

The “Equity Compensation Plan Information” required by Item 201(d) of Regulation S-K will be contained in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed on or before January 27, 2011, and such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA FOR THE PAST FIVE YEARS
(dollars in thousands except per share data)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	Fiscal 2010(4)	Fiscal 2009(4)	Fiscal 2008(4)	Fiscal 2007(4)	Fiscal 2006(4)
Revenue:(1)
Total net revenues	$673,781	$628,736	$611,278	$654,867	$640,013
Earnings:
Net earnings (loss) attributable to Biglari Holdings Inc.	$28,094	$5,998	$(22,979)	$11,808	$28,001
Basic earnings (loss) per share attributable to Biglari Holdings Inc.(2)(3)	$20.11	$4.21	$(16.27)	$8.43	$20.20
Diluted earnings (loss) per share attributable to Biglari Holdings Inc.(2)(3)	$19.99	$4.20	$(16.27)	$8.37	$19.97
Year-end data:
Total assets	$563,839	$514,496	$520,136	$565,214	$542,521
Long-term debt:
Obligations under leases	124,247	130,076	134,809	139,493	143,996
Other long-term debt	17,781	48	15,783	16,522	18,802
Biglari Holdings Inc. shareholders’ equity	$248,995	$291,861	$283,579	$303,864	$287,035

(1)	Rental income in fiscal years prior to 2010 has been reclassified to total net revenues to conform to the current year presentation.
(2)	During the first quarter of fiscal year 2010 the Company’s Board of Directors authorized and approved a 1-for-20 reverse stock split. The record date with regard to such stock split was December 18, 2009. All per share information has accordingly been retrospectively adjusted.
(3)	Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. For financial reporting purposes all common shares of the Company held by the consolidated affiliated partnerships are recorded in Treasury stock on the Consolidated Balance Sheet. For purposes of computing the weighted average common shares outstanding, the shares of treasury stock attributable to the unrelated limited partners of the consolidated affiliated partnerships — based on their proportional ownership during the period — are considered outstanding shares.
(4)	Fiscal years 2010, 2009, 2008, 2007 and 2006 ended on September 29, 2010, September 30, 2009, September 24, 2008, September 26, 2007 and September 27, 2006, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in $000s, except per share data)

Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a diversified holding company engaged in a number of diverse business activities. The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings, Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”). The Company’s long-term objective is to maximize per-share intrinsic value of the Company. The Company’s strategy is to reinvest cash generated from its operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns. All major operating, investment, and capital allocation decisions are made for the Company by Mr. Biglari.

In the following discussion, the term “same-store sales” refers to the sales of only those units open at least 18 months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period. Additionally, all prior year per share data has been adjusted for the 1-for-20 reverse stock split effective December 18, 2009.

We have a 52/53 week fiscal year ending on the last Wednesday in September. Fiscal year 2010, which ended on September 29, 2010, and fiscal year 2008, which ended on September 24, 2008, both contained 52 weeks, while fiscal year 2009, which ended on September 30, 2009, contained 53 weeks.

The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors set forth above.

Investment gains/losses in any given period will vary; therefore, for analytical purposes, management measures operating performance by analyzing earnings before realized and unrealized investment gains/losses.

Fiscal Year 2010

We recorded net earnings of $28,094 for the current fiscal year, as compared with net earnings of $5,998 in fiscal year 2009. The increase was primarily driven by the performance of our operating businesses, realized investment gains, and the inclusion of Western’s results. Comparatively, fiscal year 2009 net earnings included $2,645 ($1,613, net of tax) of non-cash impairment and store closing costs.

As of September 29, 2010 the total number of company-owned and franchised restaurants was 579 as follows:

	Company-owned	Franchised	Total
Steak n Shake	412	71	483
Western	5	91	96
Total	417	162	579

During fiscal year 2010, Restaurant Operations had no closings of underperforming company-owned restaurants or transfers to franchisees. Also during fiscal year 2010, Steak n Shake had three franchise closures while opening one new franchise unit.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our financial statements will likely increase or decrease in the future as additional information becomes available.

We believe the following critical accounting policies represent our more significant judgments and estimates used in preparation of our consolidated financial statements.

Consolidation

The consolidated financial statements include the accounts of (i) Biglari Holdings Inc., (ii) the wholly and majority owned subsidiaries of Biglari Holdings Inc. in which control can be exercised and (iii) limited partnership investment companies in which we have a controlling interest as the general partner. In evaluating whether we have a controlling interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate those entities in which we own a majority of the voting interests; and (2) for limited partnership entities, we consolidate those entities if we are the general partner of such entities and for which no substantive removal rights exist. All material intercompany accounts and transactions have been eliminated in consolidation. The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered include the determination as to the degree of control over an entity by its various equity holders and the design of the entity.

Long-lived Assets — Impairment and Classification as Held for Sale

We review company-owned restaurants for impairment on a restaurant-by-restaurant basis when events or circumstances indicate a possible impairment. We test for impairment by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total estimated future cash flows are less than the carrying amount of the asset, the carrying value is written down to the estimated fair value, and a loss is recognized in earnings. The future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were to be sold, and other financial and economic assumptions.

We sell restaurants that have been closed due to underperformance and land parcels that we do not intend to develop in the future. We classify an asset as held for sale in the period during which each of the following conditions is met: (a) management has committed to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition; (c) an active search for a buyer has been initiated; (d) completion of the sale of the asset within one year is probable; (e) the asset is being marketed at a reasonable price; and (f) no significant changes to the plan of sale are expected. There is judgment involved in estimating the timing of completing the sale of an asset.

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

We self-insure our group health insurance risk. We record a liability for our group health insurance for all applied claims and our estimate of claims incurred but not yet reported. Our estimate is based on information received from our insurance company and claims processing practices.

Our reserve for self-insured liabilities at September 29, 2010 and September 30, 2009 were $5,908 and $5,455, respectively.

Income Taxes

We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Based on fiscal year 2010 results, a change of one percentage point in the annual effective tax rate would have an impact of $414 on net earnings.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued guidance for determining how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

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

Leases

Restaurant Operations leases certain properties under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. We use a time period for straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the rent commencement date of the lease term is the earlier of the date when they become legally obligated for the rent payments or the date when they take access to the grounds for build out. As the assumptions inherent in determining lease commencement and expiration dates and other related complexities of accounting for leases involve significant judgment, management has determined that lease accounting is critical.

Results of Operations

The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the Consolidated Statements of Operations for the periods indicated:

	2010 (52 Weeks)	2009 (53 Weeks)	2008 (52 Weeks)
Net revenues
Restaurant Operations:
Net sales	98.5%	99.1%	99.1%
Franchise fees	0.9	0.7	0.7
Other revenue	0.3	0.3	0.2
Total	99.7	100.0	100.0
Investment Management Operations:
Management fee income	0.0	0.0	0.0
Consolidated Affiliated Partnerships:
Investment gains/losses	0.3	0.0	0.0
Other income	0.0	0.0	0.0
Total	0.3	0.0	0.0
Total net revenues	100.0	100.0	100.0
Costs and expenses
Cost of sales(1)	27.1	26.6	27.4
Restaurant operating costs(1)	48.5	51.8	53.3
General and administrative	6.2	5.8	7.7
Depreciation and amortization	4.3	5.0	5.5
Marketing	5.2	5.3	4.7
Rent	2.5	2.5	2.4
Pre-opening costs	0.0	0.0	0.2
Asset impairments and provision for restaurant closings	0.1	0.4	2.4
Loss on disposal of assets	0.0	0.0	0.5
Other operating income	(0.1)	(0.1)	(0.1)
Other income (expense)
Interest, dividend and other investment income	0.1	0.0	0.0
Interest on obligations under leases	(1.7)	(1.8)	(1.9)
Interest expense	(0.3)	(0.4)	(0.4)
Realized investment gains/losses	0.6	0.0	0.0
Derivative gains/losses	0.0	0.0	0.0
Total other income (expense)	(1.3)	(2.2)	(2.3)
Earnings (loss) before income taxes	6.2	1.1	(5.7)
Income taxes	1.8	0.2	(1.9)
Net earnings (loss)	4.4	1.0	(3.8)
Less: Earnings attributable to noncontrolling interest	0.0	0.0	0.0
Less: Earnings attributable to redeemable noncontrolling interest	0.2	0.0	0.0
Net earnings (loss) attributable to Biglari Holdings Inc.	4.2%	1.0%	(3.8)%

(1)	Cost of sales and Restaurant operating costs are expressed as a percentage of Net sales.

(Amounts in $000s)

Fiscal Year 2010 Compared with Fiscal Year 2009

Net Earnings

We recorded net earnings of $28,094 for the current fiscal year, as compared with net earnings of $5,998 in fiscal year 2009. The increase was primarily driven by the performance of our operating businesses, realized investment gains, and the inclusion of Western’s results. Comparatively, fiscal year 2009 net earnings included $2,645 ($1,613, net of tax) of non-cash impairment and store closing costs.

Net Sales

In fiscal year 2010, net sales increased 6.5% from $622,944 to $663,524 primarily due to the performance of our Restaurant Operations, principally the increase in Steak n Shake’s same-store sales. The inclusion of an extra week in 2009 contributed $9,374 in net sales. Adjusting for this extra week, Steak n Shake’s same store sales increased 7.5% during fiscal year 2010. The increase in same-store sales resulted from an increase in guest traffic of 10.6%, partially offset by lower average selling prices. The acquisition of Western increased total net revenue by $8,755 or 1.4%.

Franchise fees increased 44.2% during fiscal year 2010. The number of franchised units increased from 73 at the end of fiscal year 2009 to 162 at the end of fiscal year 2010 due primarily to the addition of Western franchised units.

Cost and Expenses

Cost of sales was $179,633 or 27.1% of net sales, compared with $165,853 or 26.6% of net sales in fiscal year 2009.

Restaurant operating costs were $321,937 or 48.5% of net sales compared to $322,738 or 51.8% of net sales in fiscal year 2009. The decrease as a percentage of net sales resulted from the implementation of several operating initiatives, which has resulted in higher productivity and labor efficiency.

General and administrative expenses increased as a percentage of total net revenues from 5.8% to 6.2% because of the inclusion of Western’s general and administrative expenses, costs associated with investment activities, and the integration of certain business functions such as supply chain management. For strategic purposes, the Company over the past year transitioned to and centralized selected business functions to the Company’s headquarters in San Antonio, namely, supply chain management, franchise development, human resources, and training.

Depreciation and amortization expense was $29,258 or 4.3% of total net revenues, versus $31,369 or 5.0% of total net revenues in fiscal year 2009.

Marketing expense was $34,835 or 5.2% of total net revenues, versus $33,304 or 5.3% of total revenues in fiscal year 2009.

Rent expense remained consistent as a percentage of total net revenues compared to prior year.

Asset impairments and provision for restaurant closings for fiscal year 2010 was $353 or 0.1% of total net revenues, versus $2,645 or 0.4% of total net revenues in fiscal year 2009. The fiscal year 2009 charge included $1,274 of an adjustment to record the related assets for previously closed units at the lower of their carrying values or fair values less cost.

Loss on disposal of assets stayed consistent as a percentage of total net revenues as compared to prior year.

Interest expense on obligations under leases was $11,125 or 1.7% of total net revenues, versus $11,010 or 1.8% of total net revenues in fiscal year 2009.

Our fiscal year 2010 effective income tax rate increased to 29.0% from 16.2% in the prior fiscal year. The prior fiscal year’s effective tax rate was lower primarily due to the proportionate effect of federal income tax credits when compared to annual pre-tax earnings.

Biglari Holdings Investment Gains

We recorded net realized investment gains of $3,802 for the current fiscal year related to dispositions of marketable equity securities and unrealized investment gains of $222 related to the change in fair value of derivatives that we purchased during the fiscal year and held as of the end of the year. We recorded $9 of realized gains on investments last fiscal year. These investments are held directly by us and not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains

We recorded a net realized gain of $831 for the current fiscal year related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized net investment gain of $1,006. These amounts were offset by $1,317 related to earnings attributable to redeemable noncontrolling interests.

Fiscal Year 2009 Compared with Fiscal Year 2008

Net Earnings

We recorded net earnings of $5,998 for fiscal year 2009, as compared with a net loss of ($22,979) in fiscal year 2008. The increase was primarily driven by the increase in same-store sales, decreases in cost of sales and restaurant operating costs, and $2,645 ($1,613, net of tax) of non-cash impairment and restaurant closing charges in fiscal year 2009. Comparatively, fiscal year 2008 net loss included $14,858 ($9,212, net of tax) of non-cash impairment and store closing costs.

Net Sales

In fiscal year 2009, net sales increased 2.8% from $606,076 to $622,944 primarily due to the increase in Steak n Shake’s same-store sales. The inclusion of the fifty-third week in 2009 contributed $10,635 in net sales, on a same-store basis. Adjusting for this extra week, same-store sales increased 4.1% during fiscal year 2009. The increase in same-store sales resulted from an increase in guest traffic of 10.1%, which was partially offset by a 6.0% decrease in average guest expenditure.

Franchise fees increased 2.8% during fiscal year 2009. Steak n Shake’s number of franchised units increased from 68 at the end of fiscal year 2008 to 73 at the end of fiscal year 2009. The additional fees received from the increase in franchised units were offset by a program by which certain franchisees were forgiven royalty payment to increase their marketing expenditures by the same amount. To participate in the program, Steak n Shake required the franchisee to conform to the Company’s marketing plan. This program was initiated during the second quarter of fiscal 2009.

Cost and Expenses

Cost of sales was $165,853 or 26.6% of net sales, compared with $165,984 or 27.4% of net sales in fiscal year 2008. The decrease as a percentage of net sales reflected a favorable product mix shift, lower commodity costs (primarily beef and dairy products), and a focus on store-level efficiency. Additionally, for 2009 and 2008, we reclassified other meal costs from restaurant operations into cost of sales because management internally evaluates theses costs under one line item.

Restaurant operating costs were $322,738 or 51.8% of net sales compared to $322,990 or 53.3% of net sales in fiscal year 2008. Total labor and fringes as a percentage of net sales decreased from 39.1% in 2008 to 38.1% in 2009 because of several initiatives that were implemented to increase productivity and labor efficiency.

General and administrative expenses decreased $10,616 (22.5%) to $36,671 for fiscal year 2009. Of the decrease, $3,906 resulted from lower salaries, wages, and fringes due to reductions in staffing made late in fiscal year 2008 and $1,629 resulted from a reduction of travel and relocation costs. Lower legal and professional costs also contributed an additional $1,648 of cost savings, partially offset by approximately $632 related to acquisition costs resulting from our merger with Western.

Depreciation and amortization expense was $31,369 or 5.0% of total net revenues, versus $33,659 or 5.5% of total net revenues in fiscal year 2008. The decrease relates primarily to units closed in the fourth quarter of 2008.

Marketing expense was $33,304, or 5.3% of total net revenues, versus $28,700 or 4.7% of total net revenues in fiscal year 2008.

Rent expense increased slightly as a percentage of total net revenues primarily as a result of entering into sale-lease back contracts during the fourth quarter of 2008.

During fiscal year 2009, Steak n Shake opened no new restaurants as compared to opening nine new restaurants during fiscal year 2008, incurring $1,272 of pre-opening costs.

Asset impairments and provision for restaurant closings for fiscal year 2009 was $2,645 or 0.4% of total net revenues, versus $14,858 or 2.4% of total net revenues in fiscal year 2008. Of the fiscal year 2009 total charge, $1,274 represented an adjustment to record the related assets for previously closed units at the lower of their carrying values or fair values less cost. The fiscal year 2008 charge included $8,858 related to restaurants for which operating performance was significantly below our expectations, and the carrying values of these properties exceeded the expected future undiscounted cash flows to be generated by the underlying assets; $5,009 related to stores Steak n Shake closed during the fourth fiscal quarter of 2008; $514 related to a fee for early termination of a lease for a store that was closed during fiscal year 2009; and $477 related to stores involved in a sale-leaseback transaction whose net book values exceeded their fair values.

Loss on sale or abandonment of assets decreased $2,987 from fiscal year 2008 to $151. Fiscal year 2008 loss included significant property write offs.

Interest expense on obligations under leases was $11,010 or 1.8% of total net revenues, versus $11,445 or 1.9% of total net revenues in fiscal year 2008. During fiscal year 2009, we repaid and terminated our Senior Note Agreement.

Our fiscal year 2009 effective income tax rate decreased to 16.2% from 33.9% in 2008. The effective tax rate for fiscal year 2008 was higher primarily due to the proportionate effect of increased federal income tax credits when compared to annual pre-tax earnings (loss).

Restaurant Closings

Steak n Shake did not close any company-owned restaurants in the current fiscal year compared to four permanent closures in fiscal year 2009. During fiscal year 2008, thirteen restaurants were closed. All of the restaurants closed in fiscal year 2009 and ten of the restaurants closed in fiscal year 2008 were located near other company-owned stores that continue to operate. Therefore, the results of operations of these restaurants are not presented as discontinued operations and continue to be included in continuing operations in the Consolidated Statement of Operations.

Three restaurants closed in fiscal year 2008 were not located near other company-owned stores, and we do not expect to have significant continuing involvement in the operations after disposal. Although these restaurants meet the definition of “discontinued operations,” as defined in FASB ASC paragraph 205-20-45-1, Reporting Discontinued Operations (“ASC paragraph 205-20-45-1”), we have not segregated the results of operations as the amounts are immaterial. Net loss after tax related to the restaurants was approximately $16, $20, and $845 for fiscal years 2010, 2009, and 2008, respectively. The after-tax loss in fiscal year 2008 includes $583 of asset impairment charges, net of tax.

Seven of the total thirteen restaurants that closed during fiscal year 2008 were owned properties, and the net book value of the assets of these properties was transferred to assets held for sale in the Consolidated Balance Sheet during the quarter ended September 24, 2008.

Effects of Governmental Regulations and Inflation

Most Restaurant Operation employees are paid hourly rates related to federal and state minimum wage laws. Any increase in the legal minimum wage would directly increase our operating costs. We are also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions, and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase our operating costs. In addition, we are subject to franchise registration requirements and certain related federal and state laws regarding franchise operations. Any changes in these laws could affect our ability to attract and retain franchisees.

Inflation in food, labor, fringe benefits, energy costs, transportation costs and other operating costs directly affect our operations.

Liquidity and Capital Resources

We generated $68,618, $52,300, and $24,430 in cash flows from operations during fiscal years 2010, 2009, and 2008, respectively, based primarily from net earnings in fiscal year 2010 and due to timing of receipts and payment of disbursements related to operating activities in each of the fiscal years.

Net cash used in investing activities of $31,424 during fiscal year 2010 was primarily a result of net purchases of investments. Net cash used in financing activities of $41,026 during fiscal year 2010 resulted primarily from the purchase of shares of Company stock by consolidated affiliated partnerships.

Net cash provided by investing activities of $4,958 during fiscal year 2009 was primarily a result of proceeds from disposal of property and equipment of $13,517. Steak n Shake transferred seven restaurants to an existing franchisee during fiscal year 2009. Net cash used in financing activities of $12,718 during fiscal year 2009 resulted primarily from principal payments on long-term debt of $16,448 as described below under “Senior Note Agreement”.

Net cash used in investing activities of $16,592 during fiscal year 2008 resulted primarily from capital expenditures of $31,443. We opened nine new restaurants during fiscal year 2008 and transferred eight restaurants to franchisees. In addition, in fiscal year 2008, we received proceeds of $14,851 from the sale of one restaurant and 11 parcels of land classified as held for sale, and from the transfer of three company-owned buildings and various equipment to franchisees. Net cash used in financing activities of $2,480 during fiscal year 2008 included net payments on the Facility (as defined below) of $13,005. During fiscal year 2008, we also sold 11 restaurants to a third party and simultaneously entered into a lease for each property. In conjunction with this sale-leaseback transaction, we received net proceeds of $15,993.

Our balance sheet continues to maintain significant liquidity. We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives. In addition, we may consider, on an opportunistic basis, strategic decisions to create value and improve operating performance.

Consolidated Affiliated Partnerships

Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock and Debentures (as defined below) as investments. In our consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. The Debentures owned by the consolidated affiliated partnerships were recorded as a debt extinguishment upon acquisition, though the Debentures remain outstanding. As of September 29, 2010, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost) and $7,540 of Debentures. Consolidated net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s debt and equity securities which has been eliminated in consolidation.

Throughout fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $38,619 at September 29, 2010. These investments in the Lion Fund do not appear explicitly in the Company’s Consolidated Balance Sheet due to the requirement to fully consolidate the Lion Fund (inclusive of third party interests) in the Company’s financial statements. Further, the Lion Fund’s portfolio holds significant interests in both Biglari Holdings’ common stock and its Debentures, which are classified on the Company’s Consolidated Balance Sheet as reductions to Shareholders’ equity and Long-term debt, respectively. Biglari Holdings’ pro-rata ownership of its Company common stock and Debentures through the Lion Fund at September 29, 2010 was 94,754 shares of stock (with a fair value of $31,141) and $3,513 of Debentures, respectively, based on Biglari Holdings’ ownership interest in the Lion Fund at year end.

Debentures

The Company acquired 100% of the outstanding equity interests of Western. Under the terms of the Merger Agreement, each share of Western’s common stock was cancelled upon the completion of the merger and converted into the right to receive a pro rata portion of a new issue of 14% redeemable subordinated debentures due 2015 issued by the Company (the “Debentures”) in the aggregate principal amount of $22,959 with cash to be paid in lieu of fractional debenture interests. The Company paid $194 in lieu of fractional debentures. The Indenture governing the Debentures contains certain customary covenants of the Company relating to, among other things, (a) the payment of principal and interest on the Debentures; (b) the declaration of dividends or the making of any other payment or distribution on account of its equity holders; (c) the incurrence of additional indebtedness; and (d) the prepayment of indebtedness that is subordinated to the Debentures.

As of September 29, 2010, Debentures in the aggregate principal amount of $22,765 are legally outstanding. Lion Fund owns $7,540 of Debentures and upon the acquisition of Biglari Capital those Debentures were extinguished for accounting purposes but remain legal obligations of the Company.

Steak n Shake Revolving Credit Facility

As of September 29, 2010, Steak n Shake’s Revolving Credit Facility (“Facility”) allows it to borrow up to $30,000 and bears interest based on the London Interbank Offered Rate (“LIBOR”) plus 225 basis points. At September 29 2010, outstanding borrowings under the Facility were $18,000 at an interest rate of 2.5%. At September 30, 2009, outstanding borrowings under the Facility were $18,500 at an interest rate of 3.3%. We had $522 in standby letters of credit outstanding as of September 29, 2010 and September 30, 2009. The Facility is scheduled to expire on February 15, 2011. We intend to either renew the Facility or negotiate a new facility prior to its maturity.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios as well as restrict certain distributions to the parent Company. Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries. These restrictions and covenants include requirements to limit the ratio of total liabilities to tangible net worth (as defined in the Facility) to a maximum of 1.50 and to maintain a minimum fixed charge coverage ratio (as defined in the credit Facility) of 1.75. Steak n Shake was in compliance with all covenants under the Facility as of September 29, 2010.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, chattel paper, software, and all other personal property of Steak n Shake and its two subsidiaries.

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

The loan agreement under which the Note was issued (the “Loan Agreement”) contains various affirmative and negative covenants, limitations and events of default customary for loans of this type to similar borrowers, including limitations on Western RE’s ability to incur indebtedness and liens, subject to limited exceptions, and certain financial covenants that must be maintained. Additionally, the Note is not guaranteed by or an obligation of the parent Company; rather, the Note is guaranteed by Western and its subsidiaries. Western RE was in compliance with all covenants under the Loan Agreement as of September 29, 2010.

Senior Note Agreement

During fiscal year 2009, we prepaid in full all obligations due on the Senior Note Agreement. As a result of these prepayments, we incurred $1,042 in prepayment penalties, which are included in interest expense in the condensed Consolidated Statement of Operations.

The carrying amounts for debt reported in the Consolidated Balance Sheet do not differ materially from their fair market values at September 29, 2010.

Contractual Obligations

Our significant contractual obligations and commitments as of September 29, 2010 are shown in the following table.

	Payments due by period
Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Long-term debt(1)(2)(3)	$21,487	$9,114	$28,342	$—	$58,943
Capital leases and finance obligations(1)	14,350	31,088	28,746	38,312	112,496
Operating leases(4)	12,307	25,132	21,905	78,059	137,403
Purchase commitments(5)	1,985	901	—	—	2,886
Other long-term liabilities(6)(7)	—	—	—	1,848	1,848
Total	$50,129	$66,235	$78,993	$118,219	$313,576

(1)	Includes principal and interest.
(2)	Includes outstanding borrowings under the Facility as of September 29, 2010.
(3)	Includes Debentures due March 2015 and interest related to Debentures is calculated through March 2011, the earliest date at which the Debentures may be redeemed. The Debentures held by our consolidated affiliated partnerships of $7,540 have been included in the total payments.
(4)	Excludes amounts to be paid for contingent rents. Includes amounts to be paid for subleased properties.
(5)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(6)	Includes liabilities for Non-Qualified Deferred Compensation Plan. Excludes our unrecognized tax benefits of $1,500 as of September 29, 2010 because we cannot make a reliable estimate of the timing of cash payments.
(7)	Includes the cash portion of our obligation to purchase the ownership percentage of the minority interest holder of Mustang Capital Advisors. The timing of the settlement of the obligation is not determinable as of September 29, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases entered into in the normal course of business.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may,” and other similar terminology. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to, the risks and uncertainties described in Item 1A, Risk Factors set forth above. We undertake no obligation to publicly update or revise them, except as may be required by law.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is to changes in interest rates. We invest excess cash primarily in cash equivalents due to their relatively low credit risk. Interest rates on these securities are based upon market rates at the time of purchase and remain fixed until maturity.

At September 29, 2010 the Facility bore interest at a rate based upon LIBOR plus 225 basis points. Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. At September 29, 2010, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $110 on our net earnings.

Steak n Shake and Western purchase certain food products which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. (formerly The Steak n Shake Company) and subsidiaries (the “Company”) as of September 29, 2010 and September 30, 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended September 29, 2010, September 30, 2009 and September 24, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Biglari Holdings Inc. and subsidiaries as of September 29, 2010 and September 30, 2009, and the results of their operations and their cash flows for the years ended September 29, 2010, September 30, 2009 and September 24, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 29, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
December 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the internal control over financial reporting of Biglari Holdings Inc. (formerly The Steak n Shake Company) and subsidiaries (the “Company”) as of September 29, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Western Sizzlin Corporation and Biglari Capital Corp., which were acquired on March 30, 2010 and April 30, 2010, respectively, and whose financial statements collectively constitute 10% and 2% of consolidated total assets and consolidated total net revenues, respectively, of the consolidated financial statement amounts as of and for the year ended September 29, 2010. Accordingly, our audit did not include the internal control over financial reporting at Western Sizzlin Corporation or Biglari Capital Corp. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 29, 2010 of the Company and our report dated December 11, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
December 11, 2010

Management’s Report on Internal Control Over Financial Reporting

The management of Biglari Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s board of directors, principal executive and principal financial officers, and effected by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded Western Sizzlin Corporation and Biglari Capital Corp., and their respective subsidiaries, both of which were acquired in fiscal year 2010. These acquisitions represented 10% and 2% of consolidated total assets and consolidated total net revenues, respectively, of the Company as of and for the year ended September 29, 2010. These acquisitions are more fully discussed in Note 2 of the Notes to the Consolidated Financial Statements. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting within one year of the date of the acquisition.

Management has evaluated the effectiveness of its internal control over financial reporting as of September 29, 2010 based on the criteria set forth in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of September 29, 2010, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and their report is included herein.

/s/ Sardar Biglari
Sardar Biglari
Chairman and Chief Executive Officer

/s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer, Vice President and
Controller

Consolidated Statements of Operations

Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

	2010 (52 Weeks)	2009 (53 Weeks)	2008 (52 Weeks)
Net revenues
Restaurant Operations:
Net sales	$663,524	$622,944	$606,076
Franchise fees	5,909	4,098	3,985
Other revenue	2,213	1,694	1,217
Total	671,646	628,736	611,278
Investment Management Operations:
Management fee income	233	—	—
Consolidated Affiliated Partnerships:
Investment gains/losses	1,837	—	—
Other income	65	—	—
Total	2,135	—	—
Total net revenues	673,781	628,736	611,278
Costs and expenses
Cost of sales	179,633	165,853	165,984
Restaurant operating costs	321,937	322,738	322,990
General and administrative	41,553	36,671	47,287
Depreciation and amortization	29,258	31,369	33,659
Marketing	34,835	33,304	28,700
Rent	16,627	15,929	14,717
Pre-opening costs	—	—	1,272
Asset impairments and provision for restaurant closings	353	2,645	14,858
Loss on disposal of assets	126	151	3,138
Other operating income	(558)	(843)	(554)
Total costs and expenses, net	623,764	607,817	632,051
Other income (expense)
Interest, dividend and other investment income	383	—	—
Interest on obligations under leases	(11,125)	(11,010)	(11,445)
Interest expense	(1,859)	(2,726)	(2,566)
Realized investment gains/losses	3,802	9	—
Derivative gains/losses	222	—	—
Total other income (expense)	(8,577)	(13,727)	(14,011)
Earnings (loss) before income taxes	41,440	7,192	(34,784)
Income taxes	12,019	1,163	(11,805)
Net earnings (loss)	29,421	6,029	(22,979)
Less: Earnings attributable to noncontrolling interest	10	31	—
Less: Earnings attributable to redeemable noncontrolling interest	1,317	—	—
Net earnings (loss) attributable to Biglari Holdings Inc.	$28,094	$5,998	$(22,979)
Earnings (loss) per share attributable to Biglari Holdings Inc.
Basic earnings (loss) per common and common equivalent share*	$20.11	$4.21	$(16.27)
Diluted earnings (loss) per common and common equivalent share*	$19.99	$4.20	$(16.27)
Weighted average shares and equivalents*
Basic	1,396,892	1,424,178	1,412,706
Diluted	1,405,375	1,429,549	1,412,706

*	Adjusted for 1-for-20 reverse stock split effective December 18, 2009.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

Biglari Holdings Inc.
(Amounts in $000s, except share and per share data)

	September 29, 2010	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$47,563	$51,395
Investments	32,523	3,001
Receivables, net of allowance of $475 and $538, respectively	5,818	7,660
Inventories	6,061	6,595
Deferred income taxes	3,802	3,910
Assets held for sale	9,611	13,733
Other current assets	4,453	4,421
Total current assets	109,831	90,715
Property and equipment, net	386,181	399,635
Goodwill	28,759	14,503
Other intangible assets, net	7,959	1,567
Other assets	7,612	8,076
Investments held by consolidated affiliated partnerships	23,497	—
Total assets	$563,839	$514,496
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$26,752	$22,293
Due to broker	3,903	—
Accrued expenses	37,401	30,381
Revolving credit	18,000	18,500
Current portion of obligations under leases	4,556	4,339
Current portion of long-term debt	151	20
Total current liabilities	90,763	75,533
Deferred income taxes	10,309	9,388
Obligations under leases	124,247	130,076
Long-term debt	17,781	48
Other long-term liabilities	9,499	7,404
Total liabilities	252,599	222,449
Commitments and contingencies
Redeemable noncontrolling interests of consolidated affiliated partnerships	62,245	—
Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,511,175 and 1,516,642 shares issued, respectively, 1,227,654 and 1,438,846 shares outstanding (net of treasury stock), respectively*	756	757
Additional paid-in capital	143,521	143,691
Retained earnings	195,825	167,731
Accumulated other comprehensive income (loss)	(1,152)	112
Treasury stock – at cost: 283,521 shares in 2010 (includes 205,743 shares held by consolidated affiliated partnerships); 77,796 shares in 2009*	(89,955)	(20,430)
Biglari Holdings Inc. shareholders’ equity	248,995	291,861
Noncontrolling interest	—	186
Total shareholders’ equity	248,995	292,047
Total liabilities and shareholders’ equity	$563,839	$514,496

*	Adjusted for 1-for-20 reverse stock split effective December 18, 2009.

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s)

	2010 (52 Weeks)	2009 (53 Weeks)	2008 (52 Weeks)
Operating activities
Net earnings (loss)	$29,421	$6,029	$(22,979)
Adjustments to reconcile net earnings (loss) to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	29,258	31,369	33,659
Provision for deferred income taxes	207	6,457	(2,193)
Asset impairments and provision for restaurant closings	353	2,645	14,858
Stock-based compensation and other non-cash expenses	1,735	2,881	2,656
(Gain) loss on disposal of assets	126	151	3,138
Realized investment (gains)	(3,802)	(9)	—
Unrealized (gains)/losses from derivatives	(222)	—	—
Changes in receivables and inventories	3,951	8,481	(7,688)
Changes in other assets	(123)	(1,724)	6,844
Changes in accounts payable and accrued expenses	8,834	(3,980)	(3,865)
Investment operations of consolidated affiliated partnerships:
Purchases of investments	(24,771)	—	—
Sales of investments	25,117	—	—
Realized investment (gains), net	(831)	—	—
Unrealized losses on marketable securities held by consolidated affiliated partnerships	(1,006)	—	—
Changes in cash equivalents held by consolidated affiliated partnerships	371	—	—
Net cash provided by operating activities	68,618	52,300	24,430
Investing activities
Additions of property and equipment	(8,650)	(5,751)	(31,443)
Proceeds from property and equipment disposals	1,885	13,517	14,851
Proceeds from sale of joint venture	457	—	—
Purchases of investments	(73,228)	(3,047)	—
Sales of investments	47,112	239	—
Changes in due to/from broker	3,903	—	—
Payments for acquisitions, net of cash received	(2,903)	—	—
Net cash (used in) provided by investing activities	(31,424)	4,958	(16,592)
Financing activities
Proceeds from revolving credit facility	500	12,240	22,390
Payments on revolving credit facility	(1,000)	(7,920)	(35,395)
Principal payments on long-term debt	(80)	(16,448)	(2,396)
Proceeds from property sale-leasebacks	—	3,597	15,993
Principal payments on direct financing lease obligations	(4,570)	(5,008)	(4,213)
Proceeds from exercise of stock options and employees stock purchase plan	345	857	1,142
Excess tax benefits from stock-based awards	—	40	10
Cash paid in lieu of fractional shares	(711)	—	—
Repurchase of employee shares for tax withholding	(257)	(203)	(11)
Proceeds from noncontrolling interest	—	150	—
Distributions to noncontrolling interest	(221)	(23)	—
Financing activities of consolidated affiliated partnerships:
Purchase of shares of Company stock by consolidated affiliated partnerships	(38,411)	—	—
Proceeds from sale of shares of Company stock by consolidated affiliated partnerships	2,651	—	—
Contributions from noncontrolling interests	1,878	—	—
Distributions to noncontrolling interests	(1,150)	—	—
Net cash used in financing activities	(41,026)	(12,718)	(2,480)
(Decrease) increase in cash and cash equivalents	(3,832)	44,540	5,358
Cash and cash equivalents at beginning of year	51,395	6,855	1,497
Cash and cash equivalents at end of year	$47,563	$51,395	$6,855

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(amounts in $000s except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at September 26, 2007*	$757	$140,824	$185,024	$—	$(22,741)	$303,864
Net earnings attributable to Biglari Holdings Inc.			(22,979)			(22,979)
Compensation expense for share-based payments		1,986				1,986
Shares exchanged to exercise stock options and to satisfy minimum statutory tax withholding					(155)	(155)
Shares reissued to exercise stock options					282	282
Shares granted under Capital Appreciation Plan		(1,785)			1,785	—
Shares forfeited under Capital Appreciation Plan		2,021			(2,021)	—
Tax effect relating to stock awards		(111)				(111)
Adjustment related to adoption of new standard relating to accounting for uncertain tax positions			(312)			(312)
Shares issued for Employee Stock Purchase Plan					1,004	1,004
Balance at September 24, 2008*	757	142,935	161,733	—	(21,846)	283,579
Net earnings attributable to Biglari Holdings Inc.			5,998			5,998
Net change in unrealized gains and losses on investments, net of $71 tax				112		112
Total comprehensive income						6,110
Compensation expense for share-based payments		1,801				1,801
Shares exchanged to exercise stock options and to satisfy minimum statutory tax withholding					(315)	(315)
Shares reissued to exercise stock options		(5)			120	115
Shares granted under Capital Appreciation Plan		(871)			871	—
Shares forfeited under Capital Appreciation Plan		974			(974)	—
Shares reissued for vendor payments		(137)			403	266
Tax effect relating to stock awards		(550)				(550)
Shares issued for Employee Stock Purchase Plan		(456)			1,311	855
Balance at September 30, 2009*	757	143,691	167,731	112	(20,430)	291,861
Net earnings attributable to Biglari Holdings, Inc.			28,094			28,094
Reclassification of investment appreciation in net earnings, net of $58 tax				(92)		(92)
Net change in unrealized gains and losses on investments, net of $750 tax				(1,172)		(1,172)
Total comprehensive income						26,830
Exercise of stock options and other stock compensation transactions		1,225			(304)	921
Retirement of shares held by subsidiary	(1)	1				—
Cash paid in lieu of fractional shares		(711)				(711)
Reacquired shares from acquisitions					(34,146)	(34,146)
Purchase of Company stock by consolidated affiliated partnerships					(38,411)	(38,411)
Sale of Company stock by consolidated affiliated partnerships		(685)			3,336	2,651
Balance at September 29, 2010	$756	$143,521	$195,825	$(1,152)	$(89,955)	$248,995

*	Adjusted for 1-for-20 reverse stock split effective December 18, 2009.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

1. Summary of Significant Accounting Policies

Description of Business

Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a diversified holding company engaged in a number of diverse business activities. The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value of the Company. Our strategy is to reinvest cash generated from our operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns. All major operating, investment, and capital allocation decisions are made for the Company by Mr. Biglari.

Fiscal Year

Our fiscal year ends on the last Wednesday in September. Fiscal years 2010 and 2008 contain 52 weeks, while fiscal year 2009 contains 53 weeks.

Principles of Consolidation

As of September 29, 2010, the consolidated financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”), and (iii) investment related subsidiaries and limited partnerships (the “consolidated affiliated partnerships”). As a result of the Company’s acquisitions of Western and Biglari Capital, the Company acquired financial interests in The Lion Fund, L.P. (the “Lion Fund”), Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P., investment limited partnerships (collectively referred to as consolidated affiliated partnerships), for which the Company has a substantive controlling interest. We consolidate entities in which we have a wholly-owned or controlling interest in the general partner. The consolidated affiliated partnerships’ assets and liabilities are consolidated on the Company’s balance sheet even though outside limited partners have majority ownership in all of the investment partnerships. The Company does not guarantee any of the liabilities of its subsidiaries that are serving as general partners to these consolidated affiliated partnerships. All intercompany accounts and transactions have been eliminated in consolidation.

The financial information of Western and Biglari Capital has been reflected in the consolidated financial statements of the Company as of March 30, 2010 and April 30, 2010, their respective acquisition dates. Western’s and Biglari Capital’s September 30 year end for financial reporting purposes differs from the end of the Company’s fiscal year, the last Wednesday in September.

During the first quarter of fiscal year 2010, the Board of Directors approved a 1-for-20 reverse stock split. The split was effective on December 18, 2009. The Company’s stock began trading on a post-split basis on December 21, 2009. No fractional shares were issued in connection with the reverse stock split. The Company made cash payments totaling $711 to shareholders in lieu of fractional shares. All share and earnings per share information has been retrospectively adjusted to reflect the reverse stock split.

Cash and Cash Equivalents

Cash equivalents primarily consist of U.S. Government securities and money market accounts, all of which have original maturities of three months or less. Cash equivalents are carried at fair value. Our policy is to reinvest cash equivalents to acquire businesses or to purchase securities.

Investments

Our investments consist of available-for-sale securities and are carried at fair value with net unrealized gains or losses reported as a component of Accumulated other comprehensive income in Shareholders’ equity. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in Realized investment gains/losses, a component of Other income.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

1. Summary of Significant Accounting Policies  – (continued)

Investments held by Consolidated Affiliated Partnerships

The consolidated affiliated partnerships are, for purposes of Accounting Principles Generally Accepted in the United States (“GAAP”), investment companies under the AICPA Audit and Accounting Guide Investment Companies. The Company has retained the specialized accounting for these entities, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946-810-45(formerly EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation). As such marketable equity securities held by the consolidated affiliated partnerships are recorded at fair value with net unrealized and realized investment gains/losses included in Investment gains/losses of Consolidated Affiliated Partnerships, a component of Net revenues on the Consolidated Statement of Operations.

Concentration of Equity Price Risk

Our investments are generally concentrated in common stocks. A significant decline in the general stock market or in the price of major investments may produce a large decrease in our consolidated Shareholders’ equity and under certain circumstances may require the recognition of losses in the Consolidated Statement of Operations. Decreases in values of equity investments can have a material adverse effect on our consolidated Shareholders’ equity.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the assets (10 to 25 years for buildings and land improvements, and 3 to 10 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the related leases. Interest costs associated with the construction of new restaurants are capitalized. Major improvements are also capitalized while repairs and maintenance are expensed as incurred. We review our long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For purposes of this assessment, assets are evaluated at the lowest level for which there are identifiable cash flows. If the future undiscounted cash flows of an asset are less than the recorded value, an impairment is recorded for the difference between the carrying value and the estimated fair value of the asset. Refer to Note 3 for information regarding asset impairments.

Goodwill and Intangible Assets

Goodwill and indefinite life intangibles are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangibles

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

1. Summary of Significant Accounting Policies  – (continued)

to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. No impairments were recorded on goodwill or intangible assets during fiscal years 2010, 2009, or 2008. Refer to Note 9 for information regarding our goodwill and other intangible assets.

Capitalized Software

Internal-use software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from three to seven years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses, and internal payroll and payroll-related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion, and business process reengineering costs are expensed in the period in which they are incurred. Capitalized software is included in the balance of Other assets in the Consolidated Balance Sheet.

Due to Broker

Due to broker represents margin debit balances collateralized by certain of the Company’s investment in securities.

Operating Leases

The Company leases certain property under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. In addition, the rent commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take access to the grounds for build out.

Revenue Recognition

Net Sales

We record revenue from restaurant sales at the time of sale, net of discounts. Revenue from the sale of gift cards is deferred at the time of sale and recognized upon redemption by the customer or at expiration of the gift cards. Sales revenues are presented net of sales taxes. Cost of sales primarily includes the cost of food and disposable paper and plastic goods used in preparing and selling our menu items and excludes depreciation and amortization, which is presented as a separate line item on the Consolidated Statement of Operations.

Franchise Fees

Unit franchise fees and area development fees are recorded as revenue when the related restaurant begins operations. Royalty fees and administrative services fees are based on franchise sales and are recognized as revenue as earned.

Other Revenue

Other revenue relates primarily to rental income.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

1. Summary of Significant Accounting Policies  – (continued)

Management Fee Income

Management fees received by the Company are calculated quarterly based on contractual rates and the dollar amount of assets under management.

Investment Gains/Losses from Consolidated Affiliated Partnerships

Investment gains/losses from consolidated affiliated partnerships included realized and unrealized gains/losses on investments held by consolidated affiliated partnerships. Realized gains/losses from the disposal of investments held by consolidated affiliated partnerships are determined by specific identification of cost of investments sold.

Insurance Reserves

We self-insure a significant portion of expected losses under our workers’ compensation, general liability, auto, and medical liability insurance programs, and record a reserve for our estimated losses on all unresolved open claims and our estimated incurred but not reported claims at the anticipated cost to us. Insurance reserves are recorded in the balance of Accrued expenses in the Consolidated Balance Sheet.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. For financial reporting purposes all common shares of the Company held by the consolidated affiliated partnerships are recorded in Treasury stock on the Consolidated Balance Sheet. For purposes of computing the weighted average common shares outstanding, the shares of treasury stock attributable to the unrelated limited partners of the consolidated affiliated partnerships — based on their proportional ownership during the period — are considered outstanding shares.

The following table presents a reconciliation of basic and diluted weighted average common shares.

	2010	2009	2008
Basic earnings (loss) per share:
Weighted average common shares	1,396,892	1,424,178	1,412,706
Diluted earnings (loss) per share:
Weighted average common shares	1,396,892	1,424,178	1,412,706
Dilutive effect of stock awards	8,483	5,371	—
Weighted average common and incremental shares	1,405,375	1,429,549	1,412,706
Number of share-based awards excluded from the calculation of earnings (loss) per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock, or because they were anti-dilutive due to the Company’s net loss for fiscal year 2008.	12,962	23,427	68,578

Stock-Based Compensation

We account for all stock-based compensation, including grants of employee stock options, nonvested stock and shares issued under our employee stock purchase plan, using the fair value based method. Refer to Note 17 for additional information regarding our stock-based compensation.

The Steak n Shake Company 401(k) Savings Plan

The Steak n Shake Company 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution plan covering substantially all employees after they have attained age 21 and completed six months of service and allows employees to defer up to 20% of their salaries. The Company made non-discretionary matching contributions

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

1. Summary of Significant Accounting Policies  – (continued)

through October 14, 2008. The matching contributions during fiscal year 2009 and 2008 were equal to 50% of participants’ pretax contributions and subject to a maximum of 6% of participants’ eligible compensation contributed to the 401(k) Plan. Non-discretionary matching contributions paid in fiscal years 2009 and 2008 were $51, and $1,099, respectively. During fiscal year 2009, the 401(k) Plan was amended to eliminate the non-discretionary contributions and allow for discretionary matching contributions. No discretionary matching contributions were made in fiscal year 2009, while $253 was contributed during fiscal year 2010. Discretionary contributions starting in 2010 were based on the profitability of the Company and are subject to quarterly revision.

Marketing Expense

Advertising costs are charged to expense at the latter of the date the expenditure is incurred, or the date the promotional item is first communicated.

Non-Qualified Deferred Compensation Plan

We maintain a self-directed Non-Qualified Deferred Compensation Plan (the “Non-Qualified Plan”) for executive employees. The Non-Qualified Plan allows highly compensated employees to defer amounts from their salaries for retirement savings and includes a discretionary employer match generally equal to the amount of the match the employee would have received as a participant in our 401(k) Plan. The Non-Qualified Plan is structured as a rabbi trust; therefore, assets in the Non-Qualified Plan are subject to creditor claims in the event of bankruptcy. We recognize investment assets in Other assets on the Consolidated Balance Sheet at current fair value. A liability of the same amount is recorded in Other long-term liabilities on the Consolidated Balance Sheet representing our obligation to distribute funds to participants. The investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income.

Use of Estimates

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), and requires additional disclosure about significant transfers between levels 1, 2, and 3 of the fair value hierarchy as well as disclosure of changes in level 3 activity on a gross basis. In addition, the guidance clarifies existing requirements regarding the required level of disaggregation by class of assets and liabilities and also clarifies disclosures of inputs and valuation techniques. The guidance became effective beginning in the Company’s second quarter of fiscal year 2010, except for the requirement to disclose level 3 activity on a gross basis, which will be effective as of the beginning of the Company’s fiscal year 2012. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance that amends FASB ASC Section 810-10-25, Consolidation — Recognition (FASB Interpretation No. 46(R)) to require an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The guidance is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, our fiscal year 2011. We do not expect the adoption of this standard to have a material impact on our Consolidated Balance Sheet or Statement of Operations.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

1. Summary of Significant Accounting Policies  – (continued)

In June 2009, the FASB issued guidance related to the accounting for transfers of financial assets. The guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, our fiscal year 2011. We do not expect the adoption of this standard to have a material impact on our Consolidated Balance Sheet or Statement of Operations.

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

In December 2007, the FASB issued guidance which requires that the fair value of the purchase price of an acquisition including the issuance of equity securities be determined on the acquisition date; requires that all assets, liabilities, noncontrolling interests, contingent consideration, contingencies, and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; requires that acquisition costs generally be expensed as incurred; requires that restructuring costs generally be expensed in periods subsequent to the acquisition date; and requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The guidance also broadens the definition of a business combination and expands disclosures related to business combinations. The guidance (currently residing in FASB ASC Topic 805, Business Combinations (“ASC Topic 805”)) is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, our fiscal year 2010, except that business combinations consummated prior to the effective date must apply the above mentioned income tax requirements immediately upon adoption. For business combinations expected to close in the effective year (our fiscal year 2010) and therefore be accounted for under this new guidance, acquisition related costs should be expensed as incurred. As such, we recorded acquisition related expenses through completion of the merger with Western on March 30, 2010 and the purchase of Biglari Capital on April 30, 2010, which were included in General and administrative expense. We were required to apply this guidance to our acquisitions of Western and Biglari Capital.

In December 2007, the FASB issued FASB ASC paragraph 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“ASC paragraph 810-10-65-1”). ASC paragraph 810-10-65-1 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. ASC paragraph 810-10-65-1 is effective for fiscal years beginning after December 15, 2008, our fiscal year 2010. An adjustment to the presentation of the consolidated financial statements was made to conform to the adoption of ASC paragraph 810-10-65-1.

In September 2006, the FASB issued guidance which defined fair value, established a formal framework for measuring fair value, and expanded disclosures about fair value measurements. As originally issued, the guidance was effective as of the beginning of our fiscal year 2009. In February 2008 FASB issued an amendment to the original guidance that deferred the effective date by one year (our fiscal year 2010) with regard to its application on non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this guidance did not have a material impact to our consolidated financial statements.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

1. Summary of Significant Accounting Policies  – (continued)

Reclassification and Corrections to Prior Year Amounts

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The reclassifications primarily relate to the reorganization of our Consolidated Statement of Operations to better align with the Company’s new holding company structure and diversification into other industries. Additionally, we reclassified other meal costs that were previously classified under Restaurant operating costs into Cost of sales because that is how management internally evaluates the business. The reclassifications had no effect on net earnings, total assets, or cash flows. Amounts reclassified are as follows:

•	Reclassification of $13,736 and $14,011 in fiscal years 2009 and 2008, respectively, from interest expense previously included in Costs and expenses to Interest on obligations under leases and Interest expense within Other income;
•	Reclassification of $1,694 and $1,217 in fiscal years 2009 and 2008, respectively, from Other operating income to Other revenue within restaurant operations, primarily representing revenue generated from rental income;
•	Reclassification of $879 and $869 in fiscal years 2009 and 2008, respectively, from Restaurant operating costs to Cost of sales for other meal costs.

The remaining reclassifications were immaterial individually and in the aggregate.

Additionally, we corrected our Consolidated Statement of Cash Flows to disclose the proceeds from and payments on our revolving credit facility on a gross basis, rather than on a net basis as had been previously reported. This change had no impact on total cash flows from financing activities.

2. Acquisitions

Biglari Capital Corp.

On April 30, 2010, the Company acquired Biglari Capital pursuant to a Stock Purchase Agreement, dated April 30, 2010 (the “Stock Purchase Agreement”), between the Company and Sardar Biglari, Chairman and Chief Executive Officer, who was the sole shareholder of Biglari Capital. Biglari Capital is the general partner of the Lion Fund, a Delaware limited partnership that operates as a private investment fund. The Lion Fund functions as an investment arm for Biglari Holdings to assist, principally, in facilitating the partial ownership of other publicly traded companies.

Pursuant to the Stock Purchase Agreement, Mr. Biglari sold all of the shares of Biglari Capital to the Company for a purchase price of $1.00 plus (i) an amount equal to Biglari Capital’s adjusted capital balance in its capacity as general partner of the Lion Fund, and (ii) an amount equal to the total incentive reallocation allocable to Biglari Capital for the period from January 1, 2010 through April 30, 2010, less any distributions in respect of such amounts previously received by Mr. Biglari. The payments set forth in clauses (i) and (ii) total $4,107.

In accordance with the Stock Purchase Agreement, the Company prepared and filed with the Securities and Exchange Commission on September 29, 2010, proxy materials for a special meeting of its shareholders. At the special meeting, held November 5, 2010, the Company submitted the Incentive Bonus Agreement (which the Company entered into with Mr. Biglari) for approval by its shareholders for purposes of Section 162(m) under the Internal Revenue Code of 1986, as amended (the “Code”), in order to preserve the tax deductibility to the Company of the performance-based compensation payable to Mr. Biglari under such agreement. The Incentive Bonus Agreement was approved by the shareholders.

Because Biglari Capital is the general partner of the Lion Fund and has a substantive controlling interest, the Company has consolidated the Lion Fund. The Lion Fund is an investment fund that accounts for its

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

2. Acquisitions  – (continued)

investments at fair value. The fair value of the noncontrolling interest approximated the net asset value of the Lion Fund attributable to investors other than the Company, less the accrued incentive reallocation at the time of the acquisition. The Lion Fund investors may redeem their interests in the Lion Fund upon certain occurrences.

At the acquisition date, the Lion Fund owned 76,421 shares of common stock of the Company and also $7,540 of the Company’s debentures. The fair value of the Company stock owned by the Lion Fund was $29,900, which was recorded as Treasury stock (the shares remain outstanding). The debentures owned by the Lion Fund were recorded as a debt extinguishment. As the debentures had just been issued by the Company 30 days before the acquisition, the fair value of the debentures approximated their cost, and no gain or loss was recorded on the debt extinguishment (the debentures remain outstanding). The noncontrolling interest in the Lion Fund had a fair value of $44,193 as of April 30, 2010.

The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid is allocated to the assets acquired and liabilities assumed from Biglari Capital based on their estimated fair values as of the closing date.

Acquisition related costs were not material and have been recorded in General and administrative expenses in the Consolidated Statement of Operations.

The following table represents the Company’s assessment of the total purchase consideration allocated to the estimated fair values of the assets acquired and liabilities assumed from Biglari Capital as of April 30, 2010:

Purchase Allocation
Investments	$10,926
Company debentures	7,540
Total assets acquired	18,466
Current liabilities	66
Redeemable noncontrolling interests of consolidated affiliated partnerships	44,193
Treasury stock	(29,900)
Total liabilities assumed and treasury stock acquired	14,359
Net assets acquired	$4,107

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

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

2. Acquisitions  – (continued)

Under the terms of the Merger Agreement, each share of Western’s common stock was cancelled upon the completion of the merger and converted into the right to receive a pro rata portion of a new issue of 14% redeemable subordinated debentures due 2015 issued by the Company (the “Debentures”) in the aggregate principal amount of $22,959 (approximately $8.07 principal amount of Debentures per Western share), with cash of $194 paid in lieu of fractional Debenture interests. See Note 15 for further information on the outstanding Debentures.

The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Western based on their estimated fair values as of the closing date.

During fiscal year 2010, we incurred $701 of transaction related costs which have been recorded in General and administrative expenses in the Consolidated Statement of Operations.

The table shown below reflects revisions made to the purchase price allocation since initially reported, but is still preliminary for the valuation of certain items including income tax assets and liabilities and uncertain tax positions, which will be finalized upon Western’s filing of their final pre-acquisition tax return.

Purchase Allocation
Current assets	$3,310
Property and equipment, net	4,874
Investments, including marketable securities held by consolidated affiliated partnerships	13,037
Goodwill	14,256
Intangible assets	6,880
Other assets	586
Total assets acquired	42,943
Current liabilities	1,966
Debt	2,595
Other long-term liabilities	3,787
Redeemable noncontrolling interests of consolidated affiliated partnerships	15,882
Treasury stock	(4,246)
Total liabilities assumed and treasury stock acquired	19,984
Net assets acquired	$22,959

The goodwill and intangible assets generated from the merger is a result of the excess purchase price over the net fair value of the assets and liabilities acquired. We expect goodwill of approximately $942 to be deductible for tax purposes. Goodwill in the amount of $14,256 has been recorded in the Restaurant Operations segment for the year ended September 29, 2010 in connection with this acquisition.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

2. Acquisitions  – (continued)

Pro Forma Information

The following unaudited pro forma combined results of operations give effect to the acquisitions of Western and Biglari Capital as if they had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations do not purport to represent our consolidated earnings had the acquisitions occurred on the dates assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations. The pro forma results do not reflect any expected cost savings.

	September 29, 2010	September 30, 2009
	(52 weeks)	(53 weeks)
Net revenues	$683,518	$646,811
Net earnings	$28,198	$5,365
Basic earnings per share	$20.25	$3.96
Diluted earnings per share	$20.13	$3.94

3. Impairment and Restaurant Closings

Steak n Shake recorded pre-tax asset impairment and provision for restaurant closings during fiscal year 2010 and 2009 of $353 and $2,645, respectively. Fiscal year 2009 included $1,274 related to an adjustment to record the related assets for previously closed units at the lower of their carrying values or fair values less cost.

During fiscal year 2008, Steak n Shake recorded pre-tax asset impairment and provision for restaurant closings of $14,858. This total included:

Assets held and used	$8,858
Assets transferred to held for sale	5,009
Fee for early termination of a lease	514
Assets sold pursuant to a sale-leaseback	477
Total	$14,858

The charge for assets held and used related to restaurants for which operating performance was significantly below our expectations. As the carrying values of these properties exceeded the expected undiscounted future cash flows to be generated by the underlying assets, we recorded an impairment charge to adjust the carrying value of the assets to fair value.

The charge for assets transferred to held for sale represented an adjustment to record the related assets for units management closed during fiscal year 2008 at the lower of their carrying values or fair values less cost to sell.

See further discussion regarding the impairment charge for the sale-leaseback transaction in Note 14.

No company-owned restaurants were closed in fiscal year 2010. During fiscal years 2009 and 2008, four and thirteen restaurants were closed, respectively. All of the restaurants closed in fiscal year 2009 and ten of the restaurants closed in fiscal year 2008 were located near other company-owned stores that continue to operate. Therefore, the results of operations of these restaurants are not presented as discontinued operations and continue to be included in continuing operations in the Consolidated Statement of Operations.

Three restaurants closed in fiscal year 2008 were not located near other company-owned stores, and Steak n Shake has not had significant continuing involvement in the operations after disposal. Although these restaurants meet the definition of “discontinued operations,” as defined in FASB ASC paragraph 205-20-45-1, Reporting Discontinued Operations (“ASC paragraph 205-20-45-1”), we have not segregated the results of

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

3. Impairment and Restaurant Closings  – (continued)

operations as the amounts are immaterial. Net loss after tax related to the restaurants was approximately $16, $20, and $845 for fiscal years 2010, 2009, and 2008, respectively. The after-tax loss in fiscal year 2008 includes $583 of asset impairment charges, net of tax.

4. Investments

Investments consisted of the following:

	2010	2009
Cost	$34,412	$2,818
Gross unrealized gains	657	183
Gross unrealized losses	(2,546)	—
Fair value	$32,523	$3,001

Unrealized losses of marketable equity securities at September 29, 2010 relate to securities that have been in an unrealized loss position for less than 12 months. We consider several factors in determining other-than-temporary impairment losses including the current and expected long-term business prospects of these issuers, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers. In our judgment, the future earnings potential and underlying business economics of these companies are favorable and we possess the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until the prices recover.

Investment gains/losses are recognized when investments are sold (as determined on a specific identification basis) or as otherwise required by GAAP. The timing of realized gains and losses from sales can have a material effect on periodic earnings. However, such realized gains or losses usually have little, if any, impact on total Shareholders’ equity because the investments are carried at fair value with any unrealized gains/losses included as a component of Accumulated other comprehensive income in Shareholders’ equity.

Realized investment gains/losses were as follows:

	For the years ended
	September 29, 2010	September 30, 2009
Gross realized gains on sales	$3,810	$9
Gross realized losses on sales	$(8)	$—

From time to time, the Company enters into certain derivative options in equity securities as part of its investment strategy. In accordance with FASB ASC 815, Accounting for Derivative Instruments and Hedging Activities, these options are marked to market for each reporting period and this fair value adjustment is recorded as a gain or loss in the Consolidated Statement of Operations. We do not view gains/losses from changes in fair value as meaningful, given the volatile nature of equity markets over the short term.

The fair value of the derivatives as of September 29, 2010 was not material and has been included in Accrued expenses on the Consolidated Balance Sheet. For fiscal year 2010, the Company recorded an unrealized gain from marking derivatives to market of $222. No derivatives were held prior to fiscal year 2010.

5. Consolidated Affiliated Partnerships

Collectively, The Lion Fund L.P., Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. are referred to as consolidated affiliated partnerships of the Company. Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock and Debentures as investments. In

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

5. Consolidated Affiliated Partnerships  – (continued)

our consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. The Debentures owned by the consolidated affiliated partnerships were recorded as a debt extinguishment upon acquisition, though the Debentures remain outstanding. As of September 29, 2010, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost) and $7,540 of Debentures.

Consolidated net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s debt and equity securities which has been eliminated in consolidation.

Throughout fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $38,619 at September 29, 2010. These investments in the Lion Fund do not appear explicitly in the Company’s Consolidated Balance Sheet due to the requirement to fully consolidate the Lion Fund (inclusive of third party interests) in the Company’s financial statements. Further, the Lion Fund’s portfolio holds significant interests in both Biglari Holdings’ common stock and its Debentures, which as described above are classified on the Company’s Consolidated Balance Sheet as reductions to Shareholders’ equity and Long-term debt, respectively. Biglari Holdings’ pro-rata ownership of its Company common stock and debentures through the Lion Fund at September 29, 2010 was 94,754 shares of stock (with a fair value of $31,141) and $3,513 of Debentures, respectively, based on Biglari Holdings’ ownership interest in the Lion Fund at year end.

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities, as of September 29, 2010:

	September 29, 2010
	Cost	Fair Value
Investments:
Equity securities	$14,725	$15,627

Included in Investments held by consolidated affiliated partnerships on the Consolidated Balance Sheet is $7,870 of cash and cash equivalents that are only available for use by the consolidated affiliated partnerships.

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The gross unrealized gains/losses and net realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities, were as follows:

For the year ended September 29, 2010
Gross unrealized gains	$1,499
Gross unrealized losses	$(493)
Net realized gains/losses from sale	$831

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners is presented as Redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the accompanying Consolidated Balance Sheet. The maximum redemption amount of the redeemable noncontrolling interest as of September 29, 2010 is $59,218. This number differs from the carrying value of $62,245 in the table below because of unrealized losses on the shares of the Company common stock eliminated in consolidation.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

5. Consolidated Affiliated Partnerships  – (continued)

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships.

Fair value at acquisition date	$60,075
Contributions from noncontrolling interests	1,878
Distributions to noncontrolling interests	(1,025)
Income / loss allocation	1,317
Carrying value at September 29, 2010	$62,245

The Company, in its role as general partner, is entitled to an incentive reallocation to the extent investment performance of the consolidated affiliated partnerships exceeds specified hurdle rates. Any such reallocation is included in net earnings attributable to the Company in the period the reallocation is earned.

Net earnings attributable to the Company only includes the Company’s share of earnings and losses related to our investments in the consolidated affiliated partnerships; all other earnings or losses from the consolidated affiliated partnerships are allocated to the redeemable noncontrolling interests.

6. Assets Held for Sale

Assets held for sale is composed of the following:

	2010	2009
Land and buildings	$8,789	$11,849
Land and leasehold improvements	822	1,881
Equipment	—	3
Total assets held for sale	$9,611	$13,733

The fiscal year 2010 balances included assets related to one office, five restaurants, and nine parcels of land. The Company expects to sell these properties within the next 12 months. During fiscal year 2010, we sold two restaurants that were held for sale as of September 30, 2009. Additionally, we reclassed one restaurant and five parcels of land to Property and equipment as we were no longer actively marketing them for sale.

The fiscal year 2009 balances included assets related to one office closed during the third quarter of fiscal year 2009, eight restaurants closed during prior years, and 14 parcels of land. Steak n Shake expects to sell these properties within the next 12 months. During fiscal year 2009, we sold six restaurants and six parcels of land that were held for sale as of September 24, 2008.

For assets that have been in held for sale for greater than one year, management continues to proactively attempt to sell them.

7. Other Current Assets

Other current assets is composed of the following:

	2010	2009
Prepaid rent	$2,268	$2,222
Prepaid contractual obligations	706	725
Other	1,479	1,474
Total other current assets	$4,453	$4,421

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

8. Property and Equipment

Property and equipment is composed of the following:

	2010	2009
Land	$158,526	$152,413
Buildings	148,718	148,335
Land and leasehold improvements	155,166	153,990
Equipment	203,757	200,291
Construction in progress	1,261	1,813
	667,428	656,842
Less accumulated depreciation and amortization	(281,247)	(257,207)
Property and equipment, net	$386,181	$399,635

Depreciation and amortization expense for property and equipment for fiscal 2010, 2009, and 2008 was $26,373 $29,058, and $31,633, respectively.

9. Goodwill and Other Intangibles

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows:

	2010	2009
Balance at beginning of year	$14,503	$14,503
Acquisition of Western	14,256	—
Balance at end of year	$28,759	$14,503

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

During the quarter ended September 29, 2010, we performed our annual assessment of the recoverability of our goodwill related to acquisitions prior to fiscal year 2010. We will perform our annual assessment of our recoverability of goodwill related to Western during our second quarter of fiscal year 2011. The valuation methodology and underlying financial information included in our determination of fair value require significant judgments to be made by management. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No potential impairment was identified for our reporting units.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

9. Goodwill and Other Intangibles  – (continued)

Other Intangibles

Other intangibles are composed of the following:

	2010			2009
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(999)	$481	$1,480	$(881)	$599
Franchise agreement	5,310	(266)	5,044	—	—	—
Other	1,136	(446)	690	811	(343)	468
Total	7,926	(1,711)	6,215	2,291	(1,224)	1,067
Intangible assets with indefinite lives	1,744	—	1,744	500	—	500
Total intangible assets	$9,670	$(1,711)	$7,959	$2,791	$(1,224)	$1,567

Intangible assets subject to amortization consist of franchise agreements and certain customer relationships acquired in connection with the acquisition of Western, a right to operate and favorable leases acquired in connection with prior acquisitions and are being amortized over their estimated weighted average useful lives ranging from five to twelve years. Amortization expense for fiscal years 2010, 2009, and 2008 was $487, $198, and $194, respectively. Total annual amortization expense for each of the next five years will approximate $810.

Intangible assets with indefinite lives consist of a trade name acquired in connection with the acquisition of Western and reacquired franchise rights acquired in connection with previous acquisitions.

10. Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, and a note receivable.

11. Accrued Expenses

Accrued expenses include the following:

	2010	2009
Salaries, wages, vacation, and severance	$14,260	$8,963
Taxes payable	13,185	13,579
Insurance accruals	5,908	5,455
Other	4,048	2,384
Total accrued expenses	$37,401	$30,381

12. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, deferred compensation and a purchase obligation.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

13. Income Taxes

The components of the provision (benefit) for income taxes consist of the following:

	2010	2009	2008
Current:
Federal	$10,212	$(4,875)	$(9,109)
State	1,600	(419)	(503)
Deferred	207	6,457	(2,193)
Total income taxes	$12,019	$1,163	$(11,805)
Reconciliation of effective income tax:
Tax at U.S. statutory rates (35%)	$14,504	$2,517	$(12,175)
State income taxes, net of federal benefit	1,463	615	(436)
Federal income tax credits	(4,146)	(2,339)	705
Share-based payments	189	289	351
Other	9	81	(250)
Total income taxes	$12,019	$1,163	$(11,805)

Income taxes paid totaled $9,878 in fiscal year 2010, $987 in fiscal year 2009, and $576 in fiscal year 2008.

As of September 29, 2010, we had approximately $1,500 of unrecognized tax benefits, including approximately $265 of interest and penalties, which are included in Other long-term liabilities in the Consolidated Balance Sheet. During fiscal year 2010, we recognized approximately $97 in potential interest and penalties associated with uncertain tax positions. Our continuing practice is to recognize interest expense and penalties related to income tax matters in Income tax expense. Of the $1,500 of unrecognized tax benefits, $875 would impact the effective income tax rate if recognized.

The following table summarizes the Company’s unrecognized tax benefits, excluding interest and penalties:

September 27, 2007	$1,048
Gross increases – prior period tax positions	5
Lapse of statute of limitations	(280)
September 24, 2008	773
Gross increases – prior period tax positions	439
Lapse of statute of limitations	(7)
September 30, 2009	1,205
Gross increases – current period tax positions	144
Gross increases – prior period tax positions	137
Lapse of statute of limitations	(251)
September 29, 2010	$1,235

We file income tax returns which are periodically audited by various federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2006. We believe we have certain state income tax exposures related to fiscal years 2006 and 2007. Due to the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $245 within 12 months.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

13. Income Taxes  – (continued)

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our deferred tax assets and liabilities consist of the following:

	2010	2009
Deferred tax assets:
Insurance reserves	$1,639	$1,801
Share-based payments	676	1,138
Compensation accruals	882	823
Gift card accruals	619	450
State net operating loss credit carryforward	518	534
Other	1,650	1,064
Total deferred tax assets	5,984	5,810
Deferred tax liabilities:
Fixed asset basis difference	9,484	10,650
Goodwill and intangibles	2,280	—
Other	727	638
Total deferred tax liabilities	12,491	11,288
Net deferred tax liability	(6,507)	(5,478)
Less current portion	3,802	3,910
Long-term liability	$(10,309)	$(9,388)

Receivables on the Consolidated Balance Sheet includes income tax receivables of $1,853 and $3,758 as of September 29, 2010 and September 30, 2009, respectively.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

14. Leased Assets and Lease Commitments

We lease certain physical facilities under non-cancelable lease agreements. Restaurant leases typically have initial terms of 18 to 30 years and renewal terms aggregating 20 years or more. These leases require the payment of real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated but are subleased to third parties or franchisees, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $5,574 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to the finance obligations and capital leases as of September 29, 2010, is as follows: $74,314 buildings, $62,906 land, $30,259 land and leasehold improvements, $855 equipment and $54,572 accumulated depreciation. At September 29, 2010, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:

				Operating Leases
Year	Financial Obligations	Capital Leases	Total	Operating Property	Non-Operating Property
2011	$14,204	$146	$14,350	$11,878	$429
2012	15,446	136	15,582	12,330	429
2013	15,370	136	15,506	11,961	412
2014	14,761	48	14,809	11,041	368
2015	13,889	48	13,937	10,178	318
After 2015	38,001	311	38,312	74,603	3,456
Total minimum future rental payments	111,671	825	112,496	$131,991	$5,412
Less amount representing interest	65,895	232	66,127
Total principal obligations under leases	45,776	593	46,369
Less current portion	4,454	102	4,556
Non-current principal obligations under leases	41,322	491	41,813
Residual value at end of lease term	82,412	22	82,434
Obligations under leases	$123,734	$513	$124,247

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

During fiscal year 2008, Steak n Shake sold eleven restaurants to a third party and simultaneously entered into a lease for each property. In conjunction with this sale-leaseback transaction, net proceeds of $15,993 were received. The total net book value of the assets sold was $14,895, inclusive of an impairment charge of $477 relating to three of the properties whose net book values exceeded their fair values. This transaction resulted in a gain of $1,101, which was deferred and is being amortized over the life of the leases.

One of the 2009 and all of the 2008 leases have been classified as operating. The total of future minimum lease payments to be made under the terms of the sale-leaseback agreement is $27,572. Minimum lease payments due for fiscal years 2011, 2012, 2013, 2014, 2015, and thereafter are $1,407, $1,559, $1,584, $1,618, $1,650, and $19,754, respectively.

Contingent rent totaling $749 in fiscal year 2010, $783 in fiscal year 2009, and $625 in fiscal year 2008 is recorded in Rent expense in the accompanying Consolidated Statement of Operations.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

15. Debt

Debentures

In connection with the acquisition of Western, the Company issued 14% redeemable subordinated debentures due 2015 (the “Debentures”) in the aggregate principal amount of $22,959. As of September 29, 2010, $15,225 of Debentures is included in our Consolidated Balance Sheet in Long-term debt. Debentures in the aggregate principal amount of $22,765 are legally outstanding. As discussed in Note 2 and Note 5, the Lion Fund owns $7,540 of Debentures and upon the acquisition of Biglari Capital those Debentures were extinguished for accounting purposes but remain legal obligations of the Company. The Indenture governing the Debentures contains certain customary covenants of the Company relating to, among other things, (a) the payment of principal and interest on the Debentures; (b) the declaration of dividends or the making of any other payment or distribution on account of its equity holders; (c) the incurrence of additional indebtedness; and (d) the prepayment of indebtedness that is subordinated to the Debentures.

Steak n Shake Revolving Credit Facility

As of September 29, 2010, Steak n Shake’s Revolving Credit Facility (“Facility”) allows it to borrow up to $30,000, bears interest based on LIBOR plus 225 basis points, and is scheduled to expire February 15, 2011. At September 29, 2010, outstanding borrowings under the Facility were $18,000 at an interest rate of 2.5%. At September 30, 2009, outstanding borrowings under the Facility were $18,500 at an interest rate of 3.3%. We had $522 in standby letters of credit outstanding as of September 29, 2010 and September 30, 2009. We intend to either renew the Facility or negotiate a new facility prior to its maturity.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios as well as restrict the amount of distributions to the parent Company. Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries. Steak n Shake was in compliance with all covenants under the Facility as of September 29, 2010.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, chattel paper, software, and all other personal property of Steak n Shake (and its two subsidiaries).

Senior Note Agreement

During fiscal year 2009, we prepaid in full all obligations due on our Senior Note Agreement and Private Shelf Facility with the Prudential Insurance Company. As a result of these prepayments, we incurred $1,042 in prepayment penalties, which are included in Interest expense in the Consolidated Statement of Operations.

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

The loan agreement under which the Note was issued (the “Loan Agreement”) contains various affirmative and negative covenants, limitations and events of default customary for loans of this type to similar borrowers, including limitations on Western RE’s ability to incur indebtedness and liens, subject to limited exceptions, and certain financial covenants that must be maintained. Additionally, the Note is not guaranteed by or an obligation of the parent Company; rather, the Note is guaranteed by Western and its subsidiaries. Western RE was in compliance with all covenants under the Loan Agreement as of September 29, 2010.

The carrying amounts for debt reported in the Consolidated Balance Sheet do not differ materially from their fair values at September 29, 2010.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

15. Debt  – (continued)

Interest

No interest was capitalized in connection with financing additions to property and equipment during fiscal years 2010 and 2009, while $231 was capitalized in 2008. Interest paid on debt amounted to $1,274 in 2010, $2,861 in 2009 and $2,676 in 2008. Interest paid on obligations under leases was $10,697, $11,010, and $11,460 in 2010, 2009, and 2008, respectively.

16. Related Party Transactions

On April 30, 2010, the Company acquired Biglari Capital pursuant to a Stock Purchase Agreement between the Company and Sardar Biglari, Chairman and Chief Executive Officer, who was the sole shareholder of Biglari Capital.

On March 30, 2010, the Company, through its wholly-owned subsidiary, Merger Sub, acquired 100% of the outstanding equity interests of Western. Sardar Biglari, Chairman and Chief Executive Officer, was also Chairman and Chief Executive Officer of Western at the time of the acquisition. Additionally, at the time of the merger, Mr. Biglari owned shares of Western’s common stock through his ownership interest in the Lion Fund.

On August 6, 2008, our Board of Directors agreed to reimburse Lion Fund and Western for $500 in expenses related to their successful 2008 proxy contest. Our Chairman and Chief Executive Officer, Mr. Biglari also served as the Chairman and Chief Executive Officer of Biglari Capital Corp., general partner of the Lion Fund, and Western at that time.

Mr. Biglari, along with his affiliates, and certain directors of the Company make investments in the Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations. However, Mr. Biglari does not pay an incentive allocation fee as a limited partner in the Lion Fund. As of September 29, 2010, the total fair value of these investments was approximately $2,119.

17. Common Stock Plans

We maintain stock-based compensation plans which allow for the issuance of incentive stock options, non-qualified stock options, and restricted stock to officers, other key employees, and to members of the Board of Directors. We generally use treasury shares to satisfy the issuance of shares under these stock-based compensation plans. We utilize the fair value recognition provisions of FASB ASC paragraph 718-10-55-10, Fair-Value-Based Instruments in a Share-Based Transaction. This guidance applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, we recognize compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

17. Common Stock Plans  – (continued)

The weighted average fair value of shares granted during the years ended September 29, 2010, September 30, 2009, and September 24, 2008 was $158.52, $33.00, and $83.60, respectively. We estimate the fair value of each grant using the Black-Scholes option-pricing model. Expected volatilities are generally based on historical volatility of our stock. We use historical data to estimate the expected life, and groups of employees that have similar historical behaviors are considered separately for valuation purposes. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimate. The fair value estimates are based on the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate	4.3%	4.3%	4.3%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	52.4%	31.8%	54.6%
Expected life in years	3.0 years	5.0 years	6.0 years

Restricted Stock Plans

On March 7, 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provides for grants of stock-based awards for up to 45,000 shares of common stock with a maximum of 35,000 shares which may be issued as restricted stock. These restricted stock awards are restricted for a period and are forfeited to us if the grantee is not employed (except for reasons of retirement, permanent disability or death) at the end of the vesting period. Awards of restricted stock are valued at 100% of market value at the date of grant. The total value of the stock grant is amortized to compensation expense ratably over the vesting period. The total number of shares of restricted stock granted under the 2008 Plan for which restrictions have not lapsed was 5,388 at September 29, 2010. At September 29, 2010, 23,200 shares were reserved for future grants. To date, 6,696 shares have vested under the 2008 Plan. The average remaining period for which restrictions had not lapsed at September 29, 2010 was 0.58 years.

The total fair value of shares vested during the years ended September 29, 2010, September 30, 2009, and September 24, 2008, was $768, $1,149, and $1,832, respectively. The amount charged to expense under these plans was $235 ($143, net of tax) in 2010, $890 ($543, net of tax) in 2009, and $522 ($324, net of tax) in 2008. Total unrecognized compensation cost at September 29, 2010 was $165. Significant forfeitures of restricted shares resulting from the departure of several senior leaders caused reversals of previously recognized compensation expense of $138 ($84, net of tax), $317 ($193, net of tax), and $404 ($250, net of tax) in fiscal years 2010, 2009, and 2008, respectively. These forfeitures had not been contemplated in our estimated forfeiture rate.

The following table summarizes the restricted stock activity under the plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at September 30, 2009	9,083	$194.60
Granted	—	—
Forfeitures	1,240	182.63
Vested	2,455	312.92
Nonvested shares at September 29, 2010	5,388	$143.28

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

17. Common Stock Plans  – (continued)

Employee Stock Option Plans

The 2008 Plan also provides for awards in the form of options to purchase shares of common stock. Options granted in 2009 under the 2008 Plan are exercisable as to 20% on each anniversary of the date of grant until fully exercisable. No options were granted in 2010 under the 2008 Plan. Options granted in 2009 were at $200 which exceeded the market price on the date of grant. Options granted in 2008 under the 2008 Plan are exercisable as to 25% on each anniversary of the date of grant until fully exercisable. The options expire ten years from the date of the grant and are issued with an exercise price equal to the fair market value of a share of common stock on the date of grant. Options are granted under the 2008 Plan to officers and key employees selected by the Governance, Compensation and Nominating Committee of the Board of Directors (the “Compensation Committee”). As of September 29, 2010, 12,757 options have been granted under the 2008 Plan and 23,200 shares are available for future issuance. These are the same shares available for future issuance referenced in the Restricted Stock Plan disclosure.

The 2006 Employee Stock Option Plan (the “2006 Plan”) provided for the granting of up to 37,500 shares of common stock plus the number of shares that are subject to awards granted thereunder that terminate or expire or are cancelled, forfeited, exchanged or surrendered during the term of the 2006 Plan without being exercised or fully vested. Options granted under the 2006 Plan are exercisable as to 25% on each anniversary of the date of grants until fully exercisable. The options expire ten years from the date of the grant and are issued with an exercise price equal to the fair market value of a share of common stock on the date of grant. Options are granted under the 2006 Plan to officers and key employees selected by the Compensation Committee. As of September 29, 2010, 3,881 options have been granted under the 2006 Plan. The 2006 Plan was replaced by the 2008 Plan and as a result, no shares are reserved for future grants under the 1997 Plan.

The 1997 Employee Stock Option Plan as amended (the “1997 Plan”) provided for the granting of up to 87,266 stock options. Options granted under the 1997 Plan through 2005 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. The options expire either five or ten years from the date of grant and are issued with an exercise price equal to the fair market value of the underlying stock on the date of grant. Options are granted under the 1997 Plan to officers and key employees selected by the Compensation Committee. As of September 29, 2010, 61,517 options have been granted under the 1997 Plan. The 1997 Plan was replaced by the 2008 Plan and as a result, no shares are reserved for future grants under the 1997 Plan.

Non-Employee Director Stock Option Plans

Our Non-Employee Director Stock Option Plans provide for the grant of non-qualified stock options at a price equal to the fair market value of the common stock on the date of the grant. Options outstanding under each plan through fiscal year 2005 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. Options outstanding that were issued in fiscal year 2006 or later are exercisable as to 25% on each anniversary of the date of grant until fully exercisable. The options expire five years from the date of grant. At September 29, 2010, 10,500 options have been granted under the Non-Employee Director Stock Option Plans. The Non-Employee Director Stock Option Plans were replaced by the 2008 Plan and as a result, no shares are reserved for future grants under the Non-Employee Director Stock Option Plans.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

17. Common Stock Plans  – (continued)

The following table summarizes the options activity under all of our Stock Option Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2009	34,422	$280.00
Granted	1,090	405.20
Exercised	(4,016)	255.05
Canceled or forfeited	(8,609)	320.99
Outstanding at September 29, 2010	22,887	274.75	5.10 years	$1,617
Vested or expected to vest at September 29, 2010	21,473	277.56	5.10 years	1,468
Exercisable at September 29, 2010	15,001	$313.30	4.64 years	$768

During fiscal years 2010, 2009, and 2008, $592 ($570, net of tax), $758 ($714, net of tax), and $976 ($915, net of tax), respectively, was charged to expense related to the stock option plans. The total intrinsic value of options exercised during the years ended September 29, 2010, September 30, 2009, and September 24, 2008, was $490, $57, and $78, respectively. Total unrecognized stock option compensation cost at September 29, 2010 was $377 and is expected to be recognized over a weighted average period of 1.33 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan ( the “ESPP”), a maximum of 92,627 shares of common stock are available for issuance to all eligible employees as determined by the Board of Directors subject to a limitation of 7,500 shares per year. Unissued shares in any given calendar year are available to increase the annual maximum number of shares issuable in subsequent years. Employees may purchase shares of common stock through payroll deductions ranging from 2% to 10% of compensation up to a maximum fair market value of $200 or a maximum purchase of 50 shares per year, whichever is less, within the limitations of the offering. Prior to second quarter of fiscal year 2009, shares were purchased at a 15% discount from the lesser of the share price on the first or last day of the year. Beginning with the second quarter of 2009, shares are purchased on a quarterly basis at a 15% discount from the share price on the last day of the quarter. Shares purchased under the ESPP were 812 in 2010, and 7,540 in 2009. During fiscal years 2010, 2009, and 2008, $32, $153, and $488 were charged to expense related to the ESPP, respectively.

Our compensation philosophy, including the various equity plans, has changed to reflect present management’s view on the most effective method to create shareholder value. The new incentives, which are cash based, are designed to ensure alignment with the Company’s objective to maximize intrinsic business value on a per share basis. During fiscal year 2010, we resolved to suspend, indefinitely, all future option grants under the 2008 Employee Stock Option Plan, we terminated the 2009 Employee Stock Option Plan, under which no options had been granted to date, we placed a moratorium on the issuance of restricted stock, and we terminated the ESPP.

18. Restructuring

During fiscal year 2008, same-store sales declined while certain restaurant operating costs, such as food costs and labor rates, increased. As a result, prior management approved a comprehensive cost reduction plan. The majority of planned cost reductions were achieved through headcount reductions in the field and at the corporate offices. In order to execute the comprehensive plan, during fiscal year 2008, we incurred restructuring expenses of $790 related to corporate headcount reductions, which were recorded in General and administrative expense in the Consolidated Statement of Operations. The full $790 accrual was paid out by the end of fiscal year 2009.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

18. Restructuring  – (continued)

Similarly, during fiscal year 2007 we incurred approximately $2,221 in restructuring expenses. We also reversed $1,495 of previously recognized compensation expense related to stock awards that will not vest in the future. The full $2,221 accrual was paid out by the end of fiscal year 2009.

Other restructuring charges resulted from the change in strategic direction our current management enacted during the fourth quarter of fiscal year 2008. We recognized $3,626 of pre-tax, non-cash write-offs related to the decision to forgo certain planned initiatives, including software projects and a new restaurant opening. We also incurred, on a pre-tax basis, $355 of incremental repairs and maintenance expense, $500 in proxy-related fees, and $435 in consulting fees for a fixed asset tax study.

In addition to our restructuring charges, we also recorded severance accruals in fiscal years 2009 and 2008 related to the departure of former executives. The severance was paid out according to the terms of the executives’ agreements. Of the total $1,599 severance accrued for executives in fiscal year 2008, $1,125 was paid in 2008, and the remaining $474 was paid in fiscal year 2009. Of the $223 severance accrued in fiscal year 2009, $106 was paid in fiscal 2009, and the remaining $117 was paid in the first and second quarters of fiscal year 2010.

19. Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

20. Fair Value of Financial Assets and Liabilities

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

The following methods and assumptions were used to determine the fair value of each class of the following assets and liabilities recorded at fair value in the Consolidated Balance Sheet.

Cash equivalents:  Cash equivalents primarily consist of money market funds. Money market funds that are carried at fair value, based on quoted market prices, are classified within Level 1 of the fair value hierarchy. All other cash equivalents carried at fair value based on observable inputs for which a quoted market price is not available are classified within Level 2 of the fair value hierarchy. Cash equivalents reflected below includes $6,845 of cash equivalents held by the consolidated affiliated partnerships at September 29, 2010.

Equity securities:  Except as follows, the Company’s investments in equity securities are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy. Approximately $814 of the investments held by consolidated affiliated partnerships have been classified within Level 2 of the fair value hierarchy and have been valued, in the absence of observable market prices, by management. Fair value is determined using valuation methodologies after giving consideration to a range of observable factors.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

20. Fair Value of Financial Assets and Liabilities  – (continued)

Non-qualified deferred compensation plan investments:  The assets of the Non-Qualified Deferred Compensation plan are set up in a rabbi trust. They represent mutual funds that are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.

Investment held by consolidated affiliated partnership:   Investments of $323 have been classified within Level 3 of the fair value hierarchy and represents a private security.

Derivatives:  Derivative options are marked to market each reporting period using readily available market quotes, and are classified within Level 2 of the fair value hierarchy.

As of September 29, 2010, the fair values of financial assets and liabilities were as follows:

	September 29, 2010				September 30, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,845	$38,134	$—	$44,979	$—	$32,794	$—	$32,794
Equity securities:
Restaurant/Retail	26,789	—	—	26,789	—	—	—	—
Other	5,734	—	—	5,734	3,001	—	—	3,001
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	5,559	—	—	5,559	—	—	—	—
Other	8,931	814	—	9,745	—	—	—	—
Non-qualified deferred compensation plan investments	476	—	—	476	370	—	—	370
Investment held by consolidated affiliated partnership	—	—	323	323	—	—	—	—
Total assets at fair value	$54,334	$38,948	$323	$93,605	$3,371	$32,794	$—	$36,165
Liabilities
Derivatives	$—	$97	$—	$97	$—	$—	$—	$—
Total liabilities at fair value	$—	$97	$—	$97	$—	$—	$—	$—

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

September 29, 2010
Beginning of period balance	$—
Investment acquired in Biglari Capital acquisition	314
Gain included in earnings	9
End of period balance	$323

During fiscal 2010, the Company had no significant fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

21. Steak n Shake of Tallahassee

During the second quarter of fiscal 2010, Steak n Shake reacquired the noncontrolling interest of Steak n Shake of Tallahassee LLC for $168.

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

22. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon operations even though those business units are operated under separate management.

As of September 29, 2010, our reportable segments are: (1) Restaurant Operations and (2) Investment Management. Our Restaurant Operations segment includes Steak n Shake and Western Sizzlin. Our Investment Management segment provides investment advisory services for the purpose of generating returns to the same class of investor. The Company and its affiliates also own a percentage of the funds and receive allocations of investment gains and losses. In addition to the two aforementioned reportable segments, we present information related to the holding company, Biglari Holdings, as Corporate and other.

We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations.

The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the Consolidated Financial Statements. The segments’ financial information does not reflect the impact of eliminations arising from intersegment transactions. The eliminations row represents the eliminations required to arrive at our consolidated GAAP reported results.

A disaggregation of select data from our Consolidated Statements of Operations for the most recent year is presented in the tables that follow. Prior to the acquisitions of Western and Biglari Capital in fiscal year 2010, we had only one reportable segment, which was related to our Steak n Shake restaurants.

Our revenue and earnings before income taxes and noncontrolling interests for the years ended September 29, 2010, September 30, 2009, and September 24, 2008 were as follows:

	Revenue			Earnings Before Income Taxes and Noncontrolling Interests
	2010	2009	2008	2010	2009	2008
Operating Business:
Restaurant Operations:
Steak n Shake	$662,891	$628,736	$611,278	$37,731	$8,747	$(33,320)
Western	8,755	—	—	1,019	—	—
Total Restaurant Operations	671,646	628,736	611,278	38,750	8,747	(33,320)
Investment Management:
Advisory fees	233	—	—	233	—	—
Consolidated affiliated partnerships	1,902	—	—	1,775	—	—
Total Investment Management Operations	2,135	—	—	2,008	—	—
Corporate and other	—	—	—	(3,342)	(1,564)	(1,464)
	673,781	628,736	611,278	37,416	7,183	(34,784)
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	—	—	—	4,024	9	—
	$673,781	$628,736	$611,278	$41,440	$7,192	$(34,784)

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

22. Business Segment Reporting  – (continued)

A disaggregation of our consolidated capital expenditure, depreciation, and amortization captions for fiscal years ended September 29, 2010, September 30, 2009, and September 24, 2008 is presented in the table that follows.

	Capital Expenditures			Depreciation and Amortization
	2010	2009	2008	2010	2009	2008
Reportable segments:
Restaurant Operations	$6,061	$5,751	$31,443	$29,127	$31,369	$33,659
Investment Management	—	—	—	33	—	—
Corporate and other	2,589	—	—	98	—	—
Consolidated Results	$8,650	$5,751	$31,443	$29,258	$31,169	$33,659

A disaggregation of our consolidated asset captions as of September 29, 2010 and September 30, 2009 is presented in the table that follows.

	Goodwill		Identifiable Assets
	2010	2009	2010	2009
Reportable segments:
Restaurant Operations	$28,759	$14,503	$423,965	$457,006
Investment Management	—	—	16,563	—
Corporate and other	—	—	95,189	42,987
Eliminations	—	—	(637)	—
Consolidated results	$28,759	$14,503	535,080	499,993
Reconciliation of segments to consolidated amount:
Goodwill			28,759	14,503
Total assets			$563,839	$514,496

Notes to Consolidated Financial Statements
Biglari Holdings Inc.
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s, except share and per share data)

23. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the year ended September 29, 2010 (52 weeks)(1)
Total net revenues(3)	$149,358	$199,117	$160,924	$164,382
Gross profit(2)	36,197	44,631	41,503	39,623
Costs and expenses(3)	138,945	187,764	148,123	148,932
Earnings before income taxes	8,178	8,355	10,581	14,326
Net earnings attributable to Biglari Holdings Inc.	5,477	5,524	8,691	8,402
Basic earnings per common and common equivalent share	$3.84	$3.87	$6.27	$6.30
Diluted earnings per common and common equivalent share	$3.82	$3.84	$6.23	$6.26
For the year ended September 30, 2009 (53 weeks)(1)
Total net revenues(3)	$132,021	$189,692	$146,608	$160,415
Gross profit(2)	24,006	40,838	33,954	35,555
Costs and expenses(3)	134,400	183,037	137,914	152,466
Earnings (loss) before income taxes	(5,981)	2,606	5,347	5,220
Net earnings (loss) attributable to Biglari Holdings Inc.	(3,440)	2,253	3,803	3,413
Basic earnings (loss) per common and common equivalent share	$(2.43)	$1.58	$2.66	$2.37
Diluted earnings (loss) per common and common equivalent share	$(2.43)	$1.58	$2.65	$2.35

(1)	Our fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively, except for years where we have 53 weeks in which case the fourth quarter includes 13 weeks.
(2)	We define Gross profit as Net sales less Cost of sales and Restaurant operating costs, which excludes Depreciation and amortization.
(3)	Total net revenues and Costs and expenses have been adjusted from previously reported amounts to reflect changes to the presentation of the Consolidated Statement of Operations at September 29, 2010. See Note 1.

24. Supplemental Disclosures of Cash Flow Information

During fiscal year 2010, we had new leases of $248, lease retirements of $1,453 and $371 of capital expenditures in Accounts payable at year-end. Additionally, we issued $22,959, of subordinated debt in connection with our acquisition of Western. We paid out $194 of that amount in lieu of fractional debentures. During fiscal year 2009, we issued 5,955 shares of restricted stock totaling $871, had lease retirements of $1,832, and had $780 of capital expenditures in Accounts payable at year-end. During fiscal year 2008, we issued 11,925 shares of restricted stock totaling $1,785, had lease retirements of $317, and had $1,293 of capital expenditures in Accounts payable at year-end. At September 24, 2008 we also had a receivable of $1,119 recorded relating to the sale of equipment.

25. Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-K with the U.S. Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 29, 2010.

Except as follows, there have been no changes in our internal control over financial reporting that occurred during the year ended September 29, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We completed our acquisitions of Western and Biglari Capital on March 30, 2010 and April 30, 2010, respectively. We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities. See “Management’s Report on Internal Control Over Financial Reporting” beginning on page 24 of this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed on or before January 27, 2011, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be contained in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed on or before January 27, 2011, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed on or before January 27, 2011, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed on or before January 27, 2011, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed on or before January 27, 2011, and such information is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following Consolidated Financial Statements, as well as the Reports of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this report:

PAGE
Reports of Independent Registered Public Accounting Firm	23 – 24
Management’s Report on Internal Control over Financial Reporting	25
Consolidated Balance Sheets at September 29, 2010 and September 30, 2009	27
For the years ended September 29, 2010, September 30, 2009, and September 24, 2008:
Consolidated Statements of Operations	26
Consolidated Statements of Cash Flows	28
Consolidated Statements of Shareholders’ Equity	29
Notes to Consolidated Financial Statements	30

2.  Financial Statement Schedule

Other schedules have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(b)	Exhibits

See the “Exhibit Index” at page 67.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 2010.

Biglari Holdings inc.
By:	/s/ Duane E. Geiger Duane E. Geiger Interim Chief Financial Officer, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 11, 2010.

Signature	Title
/s/ Sardar Biglari Sardar Biglari	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Duane E. Geiger Duane E. Geiger	Interim Chief Financial Officer, Vice President and Controller (Principal FinancialOfficer and Principal Accounting Officer)
/s/ Philip Cooley Philip Cooley	Director
/s/ William J. Regan, Jr. William J. Regan, Jr.	Director
/s/ Dr. Ruth J. Person Dr. Ruth J. Person	Director
/s/ Dr. John W. Ryan Dr. John W. Ryan	Director
/s/ Kenneth R. Cooper Kenneth R. Cooper	Director

Condensed Balance Sheets

Biglari Holdings Inc. (Parent Company)
(Amounts in $000s)

Schedule I

	September 29, 2010	September 30, 2009
Assets
Cash and cash equivalents	$38,130	$39,986
Investments	30,824	3,001
Other	2,282	—
Investments in and advances to/from subsidiaries	206,684	248,874
Total assets	$277,920	$291,861
Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$2,009	$—
Due to broker	3,903	—
Current portion of lease obligations	70	—
Total current liabilities	5,982	—
Obligations under leases	178	—
Debentures	22,765	—
Total liabilities	28,925	—
Shareholders’ equity	248,995	291,861
Total liabilities and shareholders’ equity	$277,920	$291,861

*	Adjusted for 1-for-20 reverse stock split effective December 18, 2009.

See accompanying Notes to Condensed Parent Company Financial Statements.

Condensed Statements of Operations

Biglari Holdings Inc. (Parent Company)
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s)

Schedule I (continued)

	2010 (52 Weeks)	2009 (53 Weeks)	2008 (52 Weeks)
Income
Distributed earnings from subsidiaries	$26,679	$—	$—
Undistributed earnings (loss) from subsidiaries	1,390	7,279	(21,689)
Total	28,069	7,279	(21,689)
Costs, expenses and other
General and administrative	2,068	1,564	1,464
Interest	1,635	—	—
Other income, net	(67)	—	—
Investment income	(4,024)	(9)	—
Total	(388)	1,555	1,464
Income taxes	363	(274)	(174)
Net earnings (loss)	$28,094	$5,998	$(22,979)

See accompanying Notes to Condensed Parent Company Financial Statements.

Condensed Statements of Cash Flows

Biglari Holdings Inc. (Parent Company)
(Years ended September 29, 2010 September 30, 2009, and September 24, 2008)
(Amounts in $000s)

Schedule I (continued)

	2010 (52 Weeks)	2009 (53 Weeks)	2008 (52 Weeks)
Operating activities
Net earnings (loss)	$28,094	$5,998	$(22,979)
Adjustments to reconcile net earnings (loss) to net cash:
Excess distributed earnings of subsidiaries	34,489	—	—
Undistributed (earnings) loss of subsidiaries	(1,390)	(7,279)	21,689
Realized investment (gains)	(3,802)	(9)	—
Unrealized (gains)/losses from derivatives	(222)	—	—
Changes in accounts payable and accrued expenses	2,487	—	—
Other	657	247	323
Net cash provided by (used in) operating activities	60,313	(1,043)	(967)
Investing activities
Investments in and advances to/from subsidiaries	(32,637)	43,152	(174)
Additions of property and equipment	(2,589)	—	—
Purchases of investments	(73,228)	(3,047)	—
Sales of investments	47,112	230	—
Changes in due to/from broker	3,903	—	—
Payments for acquisitions	(4,107)	—	—
Net cash (used in) provided by investing activities	(61,546)	40,335	(174)
Financing activities
Cash paid in lieu of fractional shares	(711)	—	—
Proceeds from exercise of stock options and employees stock purchase plan	345	857	1,142
Excess tax benefits from stock-based awards	—	40	10
Repurchase of employee shares for tax withholding	(257)	(203)	(11)
Net cash (used in) provided by financing activities	(623)	694	1,141
(Decrease) increase in cash and cash equivalents	(1,856)	39,986	—
Cash and cash equivalents at beginning of year	39,986	—	—
Cash and cash equivalents at end of year	$38,130	$39,986	$—

See accompanying Notes to Condensed Parent Company Financial Statements.

Notes to Consolidated Financial Statements
Biglari Holdings Inc. (Parent Company)
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s)

1. Basis of Presentation

The Parent Company’s (the “Company’s”) condensed financial information has been derived from the consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-K.

For the purpose of presenting the Company’s Condensed Balance Sheet, the Company has treated shares of Biglari Holdings common stock held by certain consolidated affiliated partnerships as treasury stock of the Company and included as a component of Shareholders’ equity. The inclusion of the 205,743 shares of treasury stock has decreased the Company’s Shareholders’ equity and Investment in subsidiaries by $69,221.

2. Subsidiary Transactions

Dividends

The Company received cash dividends from subsidiaries of $61,168 in fiscal year 2010, which included distributions of current year earnings of $26,679 and historical earnings of $34,489. No cash dividends were received during fiscal years 2009 and 2008.

Our wholly-owned subsidiary has a revolving credit facility that imposes restrictions on its ability to transfer funds to the Parent through intercompany loans, distributions, or dividends. The distribution restriction may vary based on a modified fixed charge coverage ratio as defined in the credit facility.

Investment in Subsidiaries

The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries adjusted for the cost basis of shares of Biglari Holdings common stock held by certain consolidated affiliated partnerships.

On April 30, 2010, the Company acquired Biglari Capital pursuant to a Stock Purchase Agreement between the Company and Sardar Biglari, Chairman and Chief Executive Officer, who was the sole shareholder of Biglari Capital. The cash paid in connection with this acquisition totaled $4,107.

On March 30, 2010, the Company, through its wholly-owned subsidiary, Merger Sub, acquired 100% of the outstanding equity interests of Western. Sardar Biglari, Chairman and Chief Executive Officer, was also Chairman and Chief Executive Officer of Western at the time of the acquisition. Additionally, at the time of the merger, Mr. Biglari owned shares of Western’s common stock through his ownership interest in the Lion Fund.

3. Investments

Investments consisted of the following:

	2010	2009
Cost	$33,033	$2,818
Gross unrealized gains	333	183
Gross unrealized losses	(2,542)	—
Fair value	$30,824	$3,001

Unrealized losses of marketable equity securities at September 29, 2010 relate to securities that have been in an unrealized loss position for less than 12 months. We consider several factors in determining other-than-temporary impairment losses including the current and expected long-term business prospects of these issuers, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers. In our judgment, the future earnings potential and underlying business economics of these companies are favorable and we possess the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until the prices recover.

Notes to Consolidated Financial Statements
Biglari Holdings Inc. (Parent Company)
(Years ended September 29, 2010, September 30, 2009, and September 24, 2008)
(Amounts in $000s)

3. Investments  – (continued)

Investment gains/losses are recognized when investments are sold (as determined on a specific identification basis) or as otherwise required by GAAP. The timing of realized gains and losses from sales can have a material effect on periodic earnings. However, such realized gains or losses usually have little, if any, impact on total Shareholders’ equity because most of the investments are carried at fair value with any unrealized gains/losses included as a component of Shareholders’ equity.

Realized investment gains/losses were as follows:

	For the years ended
	September 29, 2010	September 30, 2009
Gross realized gains on sales	$3,810	$9
Gross realized losses on sales	$(8)	$—

From time to time, the Company enters into certain derivative options as part of its investment strategy. In accordance with FASB ASC 815, Accounting for Derivative Instruments and Hedging Activities, these options are marked to market for each reporting period and this fair value adjustment is recorded as a gain or loss in the Condensed Statement of Operations. We do not view gains/losses from changes in fair value as meaningful, given the volatile nature of equity markets over the short term.

The fair value of the derivatives as of September 29, 2010 was not material and has been included in Accounts payable and accrued expenses on the Condensed Balance Sheet. For fiscal year 2010, the Company recorded an unrealized gain from marking derivatives to market of $222. No derivatives were held prior to fiscal year 2010.

4. Debt

In connection with the acquisition of Western, the Company issued 14% redeemable subordinated debentures due 2015 (the “Debentures”) in the aggregate principal amount of $22,959, with cash of $194 paid in lieu of fractional Debenture interests. The Company’s subsidiary, Lion Fund, owns $7,540 of the outstanding Debentures, which are eliminated in the Consolidated Financial Statements of Biglari Holdings Inc., though the Debentures remain legally outstanding.

6. Income Taxes

Federal income taxes are paid based on the consolidated results of Biglari Holding Inc.

7. Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-K with the U.S. Securities and Exchange Commission.

INDEX TO EXHIBITS

Exhibit Number	Description
2.01	Agreement and Plan of Merger, dated as of October 22, 2009, by and among the Company, Grill Acquisition Corporation and Western. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 23, 2009).
3.01	Amended and Restated Articles of Incorporation of the Company, filed March 27, 2002, as amended by Articles of Amendment dated December 17, 2009, January 27, 2010 and April 8, 2010. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 15, 2010).
3.02	Restated Bylaws of the Company, as amended through July 1, 2009. (Incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2009).
4.01	Specimen certificate representing Common Stock of the Company. (Incorporated by reference to Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 11, 2001).
4.02	Indenture, dated as of March 30, 2010, by and between the Company and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A12B dated March 30, 2010).
4.03	Specimen of 14% Subordinated Debenture Due 2015. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 8-A12B dated March 30, 2010).
4.04	Credit Agreement, dated as of September 30, 2009, by and between Steak n Shake Operations, Inc. and Fifth Third Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2009).
4.05	First Amendment to Credit Agreement by and between Steak n Shake Operations, Inc. and Fifth Third Bank, dated as of February 2, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 14, 2010).
4.06	Second Amendment to Credit Agreement by and between Steak n Shake Operations, Inc. and Fifth Third Bank, dated as of August 9, 2010, (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 7, 2010).
10.01*	1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Company’s definitive Proxy Statement dated December 24, 1996).
10.02*	Amendment No. 1 to 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Company’s definitive Proxy Statement dated December 19, 2001).
10.03*	Form of Stock Option Agreement under the Company’s 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).
10.04*	2005 Director Stock Option Plan. (Incorporated by reference to Appendix B to the Company’s definitive Proxy Statement dated December 20, 2004).
10.05*	2006 Employee Stock Option Plan. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2006).
10.06*	2006 Incentive Bonus Plan. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2006).
10.07*	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Option Plan (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2006).
10.08*	2007 Non-Employee Director Restricted Stock Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2007).

Exhibit Number	Description
10.09*	2008 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated February 8, 2008).
10.10*	Form of Employee Stock Option Agreement under the Company’s 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).
10.11*	Form of 2008 Equity Incentive Plan Restricted Stock Agreement under the Company’s 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).
10.12*	The Steak n Shake Non-Qualified Savings Plan, amended and restated as of March 15, 2010. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated April 22, 2010).
10.13	Multiple Unit Franchise Agreement, dated as of September 21, 2005, by and among the Company, Reinwald Enterprises Emory, LLC and Reinwald Enterprises Wild Geese, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2005)
10.14*	Form of Indemnity Agreement entered into on October 9, 2007 with the following Officers and Directors of the Company: Jeffrey A. Blade, Duane E. Geiger, Alan B. Gilman, Omar Janjua, David C. Milne, Thomas Murrill, Gary T. Reinwald, Steven M. Schiller, J. Michael Vance, Geoff Ballotti, Wayne Kelley, Charles Lanham, Ruth Person, John W. Ryan, J. Fred Risk, Steven M. Schmidt, Edward Wilhelm, and James Williamson, Jr. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the period ended September 26, 2007).
10.15*	Severance Agreement, dated as of January 26, 2010, by and between the Company and Duane Geiger. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the period ended December 23, 2009).
10.16	Stock Purchase Agreement, dated April 30, 2010, by and between the Company and Sardar Biglari. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2010).
10.17*	Amended and Restated Incentive Bonus Agreement, dated September 28, 2010, by and between the Company and Sardar Biglari. (Incorporated by reference to Annex A to the Company’s definitive Proxy Statement dated September 29, 2010).
14.01	Code of Conduct, dated May 17, 2010.
21.01	Subsidiaries of the Company.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.01	Section 1350 Certifications.

*	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.