Form 10-K/A
period 2010-09-29
BIGLARI HOLDINGS INC.
filed 2011-01-27
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2010

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No 
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer 	Accelerated filer ☒	Non-accelerated filer 	Smaller reporting company 
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 14, 2010 was approximately $539,722,712 based on the closing stock price of $405.74 per share on that day.
The number of shares of Common Stock outstanding at January 25, 2011 was 1,433,927.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings,” “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended September 29, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2010 (the “Original Filing”).  Since we will not file our definitive proxy statement within 120 days of our fiscal year ended September 29, 2010, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position with Company
Sardar Biglari(1)	33
Chief Executive Officer-
Biglari Holdings
Biglari Capital Corp. (“Biglari Capital”)
Steak n Shake Operations, Inc. (“Steak n Shake”)
Western Sizzlin Corporation (“Western”)

Chairman -
Biglari Holdings
Biglari Capital
Steak n Shake
Western

Duane E. Geiger	48	Interim Chief Financial Officer- Biglari Holdings Steak n Shake Controller - Biglari Holdings Steak n Shake Vice President - Biglari Holdings Steak n Shake Secretary - Biglari Holdings

(1)	Member of the Board of Directors of the Company

Mr. Biglari was elected Chairman of the Board in June 2008 and appointed Chief Executive Officer in August 2008 following his election to the Board of Directors at the 2008 Annual Meeting of Shareholders.  In addition, Mr. Biglari has served as Chairman and Chief Executive Officer of Biglari Capital, a wholly-owned subsidiary of the Corporation and general partner of The Lion Fund, L.P. (“Lion Fund”), a private investment fund, since its inception in 2000.  He has also served as Chairman, since March 2006, and Chief Executive Officer and President, since May 2007, of Western, a diversified holding company, which was acquired by the Corporation in March 2010.

Mr. Geiger was named Interim Chief Financial Officer in July 2008.  He has also served as Vice President, Controller since 2004 and in various other positions with the Company since 1993.

Our executive officers are appointed annually by the Board of Directors, or at such interim times as circumstances may require.

Directors

Our Board of Directors currently consists of six members, each of whom is elected to serve one year, or until his or her successor is duly chosen and qualified, or until he or she resigns or is removed.

Name	Age	Position and Business Experience

Sardar Biglari	33
Chairman, since June 2008, Chief Executive Officer, since August 2008, and a director, since March 2008, of Biglari Holdings.  Chairman and Chief Executive Officer of Biglari Capital, a wholly-owned subsidiary of Biglari Holdings and general partner of the Lion Fund, a private investment fund, since its inception in 2000.  He has also served as Chairman, since March 2006, Chief Executive Officer and President, since May 2007, and a director, since December 2005, of Western, a diversified holding company, which was acquired by Biglari Holdings in March 2010.  Mr. Biglari has managerial and investing experience in a broad range of businesses through his service as Chairman and Chief Executive Officer of the Company and its major operating subsidiaries.  He also has experience serving on the boards of directors of public companies.

Philip L. Cooley	67
Vice Chairman of the Board since April 2009 and a director of Biglari Holdings since 2008.  Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, since 1985.  Served as an advisory director of Biglari Capital since 2000 and as Vice Chairman and a director of Western from March 2006 and December 2005, respectively, until its acquisition by Biglari Holdings in March 2010.  Dr. Cooley has extensive business and investment knowledge and experience.  He also has experience serving on the boards of directors of public companies.

Kenneth R. Cooper	66
Director of Biglari Holdings since 2010.  Attorney in the private practice of law in San Antonio, Texas since 1974, specializing in real estate transactions.  Served as a director of Western from February 2007 until its acquisition by Biglari Holdings in March 2010.  Mr. Cooper has extensive real estate experience and knowledge of Western’s business.

Ruth J. Person	65
Director of Biglari Holdings since 2002.  Chancellor and Professor of Management, University of Michigan-Flint.  Former Chancellor, Indiana University Kokomo and Professor of Management from 1999 through 2008.  Member, Board of Managers, Hurley Medical Center, Flint, Michigan.  President of the American Association of University Administrators from 2003 through 2004.  Formerly served as President and member of the board of directors of Workforce Development Strategies, Inc. and as a member of the Key Bank Advisory Board – Central Indiana. Dr. Person has years of experience in leadership and board positions, and as a professor of management, at various institutions.

William J. Regan, Jr.	64
Director of Biglari Holdings since 2008.  Private investor.  Previously served as Chief Financial Officer of the California Independent System Operator Corporation from June 1999 until retirement in April 2008.  Formerly held senior financial positions at Entergy Corporation, United Services Automobile Association, and American Natural Resources.  Mr. Regan has significant financial, management and investment experience.

John W. Ryan	81
Director of Biglari Holdings since 1996.  Private Investor.  Served as Chancellor of the State University System of New York from 1996 through 1999 and as President of Indiana University from 1971 through 1987.  Dr. Ryan has extensive experience in leadership positions and, through his tenure with the Corporation, an intimate understanding of its business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Corporation’s officers and directors, and persons who own more than ten percent of a registered class of the Corporation’s equity securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange.  Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Section 16(a) forms were required for those persons, the Corporation believes that during fiscal 2010 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with, except for one Form 4 relating to a single transaction that was inadvertently filed late by Mr. Geiger.

Code of Conduct

The Corporation has adopted a Code of Conduct for all directors, officers and employees as well as directors, officers and employees of each of its subsidiaries.  The Code of Conduct is available on the Corporation’s website at www.biglariholdings.com.  A copy of the Code of Conduct may also be obtained at no charge by written request to the attention of the Secretary of the Corporation at 175 East Houston Street, Suite 1300, San Antonio, Texas 78205.

Changes to Procedures for Shareholders to Nominate Persons for Election to the Board of Directors

There were no material changes made during fiscal 2010 to the procedures by which shareholders may recommend nominees to our Board of Directors.

Audit Committee Matters

The Board has established an Audit Committee in accordance with Section 3(a)(58)A of the Exchange Act.  The Audit Committee consists of Philip L. Cooley, Ruth J. Person, John W. Ryan, William J. Regan, Jr. and Kenneth R. Cooper.  The Board of Directors has determined that each of Philip L. Cooley, Ruth J. Person, John W. Ryan and William J. Regan, Jr. meets the definition of “audit committee financial expert” as that term is used in Item 407(d)(5) of Regulation S-K promulgated under the Exchange Act.  All current members of the Audit Committee meet the criteria for independence set forth in Rule 10A-3 under the Exchange Act and in Section 303A of the New York Stock Exchange Listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide shareholders with a better understanding of our compensation philosophy, core principles, and decision making process.  It explains the compensation-related actions taken with respect to the executive officers who are identified in the Summary Compensation Table (the “Named Executive Officers”).  Details regarding the compensation we paid to the Named Executive Officers for fiscal 2010 are found in the tables and narrative which follows them.

Compensation Philosophy

Introduction

Biglari Holdings has been restructured as a diversified holding company engaged in a number of diverse business activities.  The Company’s long-term objective is to maximize per-share intrinsic value of the Company.  The Company’s most important operating subsidiaries are engaged in investment management and the franchising and operating of restaurants.  All major operating, investment, and capital allocation decisions are made for the Company by Sardar Biglari, Chairman and Chief Executive Officer of the holding company and its main operating subsidiaries.

Our executive compensation consists exclusively of a salary and a cash bonus.  In fiscal 2009, our restructuring into a diversified holding company effected significant changes to our compensation system.  For example, at the end of fiscal 2009 and throughout fiscal 2010, our executive officers consisted of only our Chief Executive Officer, Sardar Biglari, and our Interim Chief Financial Officer, Duane Geiger.  In fiscal 2010, the Governance, Compensation and Nominating Committee and our shareholders approved the Amended and Restated Incentive Bonus Agreement with Mr. Biglari (the “Incentive Agreement”), which embodies the pay-for-performance ethos of the Company and its focus on maximizing long-term shareholder value.

To assist shareholders in fully understanding the information in this Form 10-K/A, we have included an overview of our current and future compensation structure and a brief discussion of prior management’s past compensation philosophy, from which we have departed significantly.

The Governance, Compensation and Nominating Committee

Our program for compensation of executive officers differs from those of most public companies.  The Governance, Compensation and Nominating Committee of our Board (the “Committee”) was created in fiscal 2010.  The Committee determines the amount of compensation pursuant to the Incentive Agreement.  The Committee’s functions include oversight of our compensation policies in general, which are described in the Committee’s charter.  Under the Committee’s compensation tenets, the Corporation does not grant stock options to executive officers.

 The Committee has delegated to Mr. Biglari the responsibility of establishing the compensation of other executive officers, currently the Company’s Interim Chief Financial Officer.  Factors Mr. Biglari considers in setting executive officer salary are typically subjective, such as his perception of the merits of the executive’s performance and any changes in that executive’s functional responsibilities.  Mr. Biglari will also affix the compensation for the senior executives of the Company’s major subsidiaries.  He may utilize different incentive arrangements, with their terms dependent upon such elements as the economic potential or capital intensity of the business.  The incentives could be large and will always be tied to the operating results for which an executive exercises authority.

Compensation of Named Executive Officers—Fiscal Year 2010

Compensation of Sardar Biglari

In light of the Corporation’s restructuring as a diversified holding company, its new business strategy, and the acquisition of Biglari Capital, general partner of the Lion Fund, Mr. Biglari’s duties have increased substantially after he initially joined the Company.  In recognition of Mr. Biglari’s expanded and significant role as well as his agreement to fold Biglari Capital into the Company, the Committee decided to redesign his compensation arrangement to coincide more sensibly with his numerous operating and capital-allocation responsibilities.  Furthermore, the Company and the Committee espouse a results-oriented, pay-for-performance incentive system that reflects its entrepreneurial culture.  To assure a fair, objective, and reasoned compensation system, the Committee retained Towers Watson, nationally recognized compensation consultants, to assist in formulating an appropriate incentive compensation arrangement.  The Committee firmly believes it has designed a compensation system that is rational, innovative, and equitably aligned with shareholder interests.  In essence, the rationale underlying the remuneration plan emphasizes that pay is based upon performance, is in line with the compensation paid by the Company’s peer group, and has resulted in the Biglari Capital acquisition.

In designing Mr. Biglari’s incentive arrangement, the Committee examined carefully market data provided by Towers Watson regarding the total remuneration of chief executives in a peer group of 36 companies, which consisted of restaurants, asset managers, and diversified holding companies.  These executives carried out responsibilities similar in scope to Mr. Biglari’s.  The peer group was composed of 18 quick-service and casual-dine restaurants and 18 asset management firms and diversified holding companies.  The Committee believes both types of companies that comprise the peer group are appropriate comparisons given Mr. Biglari’s dual responsibilities and duties, which encompass restaurant operations and capital allocation and investment management.

Because of the Company’s strategic direction and business model, the Committee reviewed the pay practices and fee structures of a broad group of investment companies.  The most common type of incentive arrangement was based on a percentage of returns or gains above a predetermined hurdle rate.  The Committee noted that this type of arrangement resembled Mr. Biglari’s compensation arrangement as Chairman and Chief Executive of Biglari Capital prior to the Lion Fund transaction.

In addition, the Committee tailored Mr. Biglari’s compensation arrangement to fulfill the following seven objectives:

1.
Alignment with Shareholders – Mr. Biglari’s interests should be aligned with those of the shareholders.  He should have a strong economic incentive to build long-term business value and thereby create shareholder value.

2.
Appropriateness – Mr. Biglari should be compensated for his combined responsibilities as Chairman and Chief Executive Officer of a diversified holding company.  His compensation should acknowledge and be in keeping with the expansion of his responsibilities from the time he joined the Corporation.  His total remuneration should be commensurate with or below that of executives at other like companies.

3.
Equitability concerning Lion Fund Transaction – Mr. Biglari’s compensation should, at least partially, be viewed in light of the opportunity cost and remuneration which he gave up through the Lion Fund transaction.

4.
Pay for Performance – The compensation program should correlate pay with performance.  Common pay vehicles like discretionary bonuses, stock options, time-vested shares and other similar perquisites and benefits should be eliminated because the Committee believes that these conventional incentives (e.g., stock options, restricted stock, etc.) do not closely relate to shareholder value creation.

5.
Reduction of Conflicts of Interests – Mr. Biglari should focus on the Corporation’s long-term success.  The potential for conflicts of interest which could have arisen over Mr. Biglari’s compensation arrangement with Biglari Capital should be nullified.

6.	No Dilution of Shareholder Ownership – Mr. Biglari’s compensation program should not increase the number of shares outstanding, which would dilute a shareholder’s ownership in the Corporation.

7.	Mitigation of Risks – The compensation program should not create undue risks to the Corporation and should be able to limit potential hazards.

Economic Terms of Incentive Agreement

The Corporation initially entered into the Incentive Agreement with Mr. Biglari on April 30, 2010, and it was amended and restated on September 28, 2010.  The Incentive Agreement was approved by 82% of the votes cast by our shareholders at our special meeting held on November 5, 2010.

The following summary encapsulates the major economic provisions of the Incentive Agreement:

Incentive Formula.  The Incentive Agreement establishes a performance-based annual incentive payment to Mr. Biglari contingent on the growth of the Corporation’s adjusted book value in each fiscal year.  If the Corporation exceeds a 6% annual adjusted book value growth hurdle, Mr. Biglari would receive incentive compensation equal to 25% of the Corporation’s growth in adjusted book value in excess of that measuring point.  For purposes of the Incentive Agreement, the Corporation’s book value is determined by the Corporation’s net income and other comprehensive income, on a consolidated basis, excluding dividends, shares issuances or buybacks, and other factors unrelated to Mr. Biglari’s exhibited performance.  For example, share issuances for the acquisition of businesses or assets, in and of themselves, will not increase Mr. Biglari’s incentive compensation for any year or any successive years.  Thus, the pay is linked to economic progress.  Calculation of increased book value and the incentive compensation payments to Mr. Biglari under the Incentive Agreement are subject to the approval of the Governance, Compensation and Nominating Committee, which has sole authority for monitoring and administering the Incentive Agreement.  Payments to Mr. Biglari under the Incentive Agreement will not exceed $10 million with respect to any one-year performance period.

High Water Mark.  Mr. Biglari will not receive incentive compensation under the Incentive Agreement unless the Corporation’s book value exceeds the previous highest level in book value, or the “high water mark,” plus a 6% growth in book value, i.e., the hurdle rate.  As such, in a fiscal year in which book value declines, the marker for subsequent fiscal years will require the complete recovery of the deficit from the last high water mark plus attaining the stated 6% hurdle rate before Mr. Biglari is eligible for a bonus.

Purchase of Common Stock.  The Incentive Agreement provides that Mr. Biglari will use an amount equal to at least 30% of his annual pre-tax incentive compensation to purchase shares of the Company’s common stock on the open market within 120 calendar days of his receipt of such payment, subject to restrictions under the Corporation’s insider trading policy.  This requirement represents approximately 50% of his after-tax incentive compensation.  Mr. Biglari is then required to hold such shares for a minimum of three years from the date of purchase, subject to the terms of the Incentive Agreement.

For fiscal 2010, Mr. Biglari’s incentive bonus was determined solely with respect to the fourth fiscal quarter, during which the Company’s adjusted book value grew by 3.2%.  Accordingly, a pro rata adjusted book value growth hurdle of approximately 1.4% (based on the number of days in such quarter) was used to determine the incentive bonus payment to Mr. Biglari with respect to such quarter, and the 3.2% increase in the Company’s adjusted book value during such quarter resulted in an incentive bonus payment to Mr. Biglari of $1,206,896.  Mr. Biglari’s current base salary of $900,000 was set during fiscal 2009 by the Compensation Committee of the Board of Directors (prior to being merged with the Governance and Nominating Committee).

Compensation of Interim Chief Financial Officer

The salary and bonus for the Interim Chief Financial Officer in fiscal 2010 were based upon the decision of Mr. Biglari.  In determining such amounts, Mr. Biglari considered subjective factors such as his perception of the executive’s performance and changes in functional responsibility.

Compensation of Named Executive Officers—Fiscal Year 2009

The base salary of Mr. Biglari was set at $280,000 in fiscal 2008.  On June 19, 2009, the Compensation Committee of the Board of Directors (prior to being merged with the Governance and Nominating Committee) voted unanimously to increase Mr. Biglari’s salary to $900,000 per year.  Mr. Biglari did not receive any stock or stock option grants.  The Compensation Committee also noted that Mr. Biglari, through related entities, had significant economic interests in the Corporation, further aligning his interests with the Corporation’s shareholders.  In determining to increase Mr. Biglari’s salary, the Compensation Committee did not use a compensation consultant because the Corporation’s remuneration was far less than that of the peer group.  The Compensation Committee relied upon its subjective judgment and considered a variety of factors, including the Corporation’s financial performance.

Salaries for other named executive officers in fiscal 2009 were either based upon prior employment agreements or upon the decision of Mr. Biglari.  Bonus payment decisions were made by Mr. Biglari, at his discretion.  In addition, bonus eligibility was predicated on the Corporation’s generating free cash flow.  He also considered subjective factors such as his perception of the executive’s performance and changes in functional responsibility, and operating results over which the executive had authority.  The Compensation Committee was apprised of the final bonus determinations by Mr. Biglari, of which it approved.

In fiscal 2009, perquisites provided to executive officers were dramatically reduced, consistent with our performance-based compensation philosophy.  Our executive officers also receive the benefits provided to all employees, subject to satisfying the requirements for participation, including participation in the 401(k) Plan, life insurance equal to their annual salary up to a maximum of $350,000, group medical and dental plans and short- and long-term disability insurance.  The executive officers are also entitled to participate in the Deferred Compensation Plan, a plan which is only open to those who are “highly compensated” under IRS regulations.

Compensation—Fiscal 2008

All decisions relating to the compensation of our named executive officers with respect to fiscal 2008 were made by the Compensation Committee in executive session, without management present.  In assessing the compensation of the Chief Executive Officer, the Compensation Committee made a qualitative assessment of the Company’s performance, his contribution to that performance, his expected performance in the future, and other factors (including experience, historical compensation and the relationship of his compensation to that of other executives in the Corporation).  In evaluating the performance of other executive officers, the Compensation Committee considered the evaluations provided by the Chief Executive Officer, the Corporation’s performance, individual performance, department performance and other criteria that the Compensation Committee believed to be indicative of performance.

As a general matter, over 50% of targeted annual compensation to executive officers took the form of performance-dependent, incentive cash and equity programs.  We believed that putting a significant portion of compensation at risk provided an incentive to perform at the highest level and more closely aligned the executive’s perspective with that of our shareholders.

As part of making any compensation decision, the Compensation Committee reviewed market compensation levels for executive officers at other restaurant companies (for positions that are unique to our industry) or similarly-sized companies (for other positions) to determine whether the compensation components for our executive officers remained in the targeted ranges.  With the assistance of our Human Resources department and a third-party compensation consultant, management collected and presented compensation data for our executive officers.  Information regarding the restaurant industry was obtained from the Chain Restaurant Compensation Association and the Compensation Committee’s consultant.  Information regarding the compensation for executives at similarly-sized companies was obtained from the Compensation Committee’s consultant and from published compensation surveys.  The compensation surveys provided data on pay practices for executive positions at companies with similar revenue size, although they did not provide names of the reported companies.  The compensation assessment that was presented to the Compensation Committee included an evaluation of base salary, target annual incentive opportunities, long-term incentive grant values, and benefits for each executive officer relative to similar positions in the market.

In fiscal 2008, equity-based incentives were a significant element of total executive officer compensation.  These equity-based incentives consisted of stock options and restricted stock.

The size of stock option grants for executive officers was based primarily on the target dollar value of the award, translated into a number of option shares based on the estimated economic value of the award, as calculated by the Black-Scholes option pricing formula.  As a result, the number of shares underlying stock option awards typically varied from year to year, as it was dependent on the price of our stock.  Subject to limits imposed by Section 422 of the Internal Revenue Code, options granted to all employees were incentive stock options.

In April 2008, the Compensation Committee approved annual grants of stock options to our named executive officers (except to Mr. Biglari).  These options had an exercise price equal to the market value of our stock on the date of grant.  They were granted under our 2008 Equity Incentive Plan, which was approved by our shareholders in March 2008.  These options vest over four years, at a rate of 25% per year, beginning on the first anniversary of the grant.  They expire ten years from the date of grant.

Restricted stock awards provided the recipient with shares of our stock, which the recipient may vote and for which he may receive dividends during the vesting period.  The recipient may not transfer or assign the restricted shares for a period after the date of grant, however, and if the recipient ceases to be our employee for any reason other than death, disability or retirement during that period the shares will be forfeited.  The restriction on transfer is generally three (3) years.  If the recipient ceases being our employee during the vesting period as a result of retirement, death or disability then the recipient (or his/her estate) will receive a pro rata amount of shares reflective of the percent of the vesting period during which the recipient was employed.

Employment Agreements, Severance, and Change-in-Control Arrangements

Current Structure

Mr. Biglari does not have an employment agreement with the Corporation.  The Incentive Agreement remains in effect as long as Mr. Biglari remains the Chief Executive Officer of the Company, but does not alter his at-will employment arrangement with the Company.

On January 26, 2010, the Corporation and Mr. Geiger terminated his prior agreement concerning employment, severance, or change in control.  Instead the Corporation and Mr. Geiger entered into a new, simpler agreement.  The new contractual obligation stipulates that, only in the event Mr. Biglari ceases to be Chairman and Chief Executive Officer of the Corporation, shall Mr. Geiger have the option of terminating his employment with the Corporation and receiving a lump sum severance payment equal to one year of his then current base compensation.  The new accord, unlike the prior one, does not contemplate or contractually bind the Corporation to severance payment in the event of termination without cause.

Termination Events Under the Incentive Agreement

If, on or prior to the third anniversary of the Incentive Agreement, there is a change in control of the Corporation, Mr. Biglari is terminated by the Corporation without “cause” or Mr. Biglari resigns for “good reason,” Mr. Biglari has the option, exercisable within 30 days after the occurrence of any such event, to repurchase Biglari Capital from the Corporation for a purchase price equal to Biglari Capital’s adjusted capital balance, in its capacity as general partner of the Lion Fund, through the repurchase date, less any distributions in respect of such amount previously received by the Corporation.

If the option described in the preceding paragraph expires unexercised after three years, and after such time there is a change in control of the Corporation, Mr. Biglari is terminated by the Corporation without “cause” or Mr. Biglari resigns for “good reason,” Mr. Biglari will be entitled to receive a severance payment equal to 299% of the average annual cash compensation (consisting of his base salary and incentive compensation) paid to him since the date of the Incentive Agreement, subject to reduction to the extent necessary so that no portion of the severance payment will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended.

Effect of a Change in Control, Death, Disability or Retirement on Equity Grants

In the event of the death of an option recipient, then his/her estate may exercise the option in full at any time prior to its expiration.  In the event of an option recipient’s retirement, he/she may exercise any vested options within three months from the date of retirement.  Should an option recipient’s employment end as a result of a disability, then he/she would be able to exercise the options as if the recipient had remained with the Corporation through (i) cessation of payments under a disability pay plan of the Corporation, (ii) the recipient’s death, or (iii) the recipient’s 65th birthday.

All prior restricted stock plans, the 2006 Steak n Shake Employee Stock Option Plan and the 2008 Equity Incentive Plan contain provisions that accelerate the vesting of the awards upon a change in control.  Options granted under prior stock option plans may be accelerated upon a change in control at the discretion of the Board.

The number of unvested shares that would vest on a change in control, and the value of those shares as of the end of the fiscal year, is set forth in the table below entitled “Outstanding Equity Awards at Fiscal Year End.”

Deductibility Cap on Executive Compensation

Section 162(m) of the Internal Revenue Code generally disallows a federal income tax deduction to any publicly held corporation for compensation to the principal executive officer, principal financial officer, or any of the three other most highly compensated executive officers in excess of $1 million in any taxable year.  Payments made pursuant to the Incentive Agreement, however, are intended to qualify as “performance based compensation,” eligible for continued deductibility with shareholder approval.  To preserve the tax deductibility of such compensation, the Corporation sought and obtained approval of the Incentive Agreement at the November 5, 2010 special meeting of shareholders.

In fiscal 2010, we did not pay compensation that was not deductible under Section 162(m).

Compensation Policies Relating to Risk Management

The Governance, Compensation and Nominating Committee believes that our compensation policies and practices do not encourage unnecessary or excessive risk taking and that any risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Corporation.

Summary Compensation Information

The following table shows the compensation paid to the Company’s Chief Executive Officer and Interim Chief Financial Officer, who are the Company’s only executive officers and whom we refer to herein collectively as our “Named Executive Officers,” for the 2010, 2009 and 2008 fiscal years.

SUMMARY COMPENSATION TABLE

Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)a	Option Awards ($)a	Non-Equity Incentive Plan Compen-sation ($)b	All Other Compensation($)c	Total ($)
Sardar Biglari, Chairman and Chief Executive Officer	2010	$900,000	$-	$-	$-	$1,206,896	$15,660	$2,122,556
	2009	$467,231	$-	$-	$-	$-	$48,214	$515,445
	2008	$30,105	$-	$-	$-	$-	$14,535	$44,640

Duane Geiger, Interim Chief Financial Officer, Vice President, Controller	2010	$200,000	$160,000	$-	$-	$-	$11,389	$371,389
	2009	$194,712	$90,000	$-	$-	$-	$8,185	$292,897
	2008	$187,500	$-	$77,792	$68,552	$-	$15,992	$349,836

a
Represents the grant date fair value computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification 718 (“ASC 718”) (formerly Statement of Financial Accounting Standards No. 123(R)) with respect to stock awards and options to purchase shares of the Company’s common stock, stated value $.50 per share (the “Common Stock”).  For a full discussion of the assumptions and methodology employed in determining the grant date fair value attributable to stock options and stock awards set forth above, please refer to Note 17 of the Notes to Consolidated Financial Statements included in Part II Item 8 of our Annual Report on Form 10-K for the fiscal year ended September 29, 2010.  The actual value realized by the Named Executive Officer with respect to stock options or stock awards will depend on the market value of our stock on the date the option is exercised or the restricted stock vests, as well as the date on which the stock is subsequently sold.

b.	Represents incentive bonus payment made in accordance with the terms of the Incentive Agreement.

c.	The type and amount of the components of the figures in the “All Other Compensation” column above for fiscal year 2010 are as follows:

	Mr. Biglari	Mr. Geiger
401(k) matching contributions	$—	$403
Nonqualified Deferred Compensation Plan matching contributions	$—	$1,169
Excess life insurance	$223	$270
Automobile expenses – personal use *	$—	$9,547
Travel expenses *	$15,437	$—

*	Pursuant to the SEC’s requirements, we are required to disclose our method for determining the aggregate incremental cost of these items. These amounts reflect our actual costs.

Plan-Based Award Grants

The Corporation does not grant any awards under its equity incentive plans because they have been suspended indefinitely.  Under the terms of the Incentive Agreement, the maximum incentive payment that Mr. Biglari may receive with respect to fiscal 2011 is $10 million.

Outstanding Equity Awards

The following table sets forth certain information about outstanding option and stock awards held by the Named Executive Officers as of the end of fiscal 2010.  The information provided in this table reflects the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)a	Market Value of Shares or Units of Stock that Have Not Vested ($)b
Mr. Biglari	N/A

Mr. Geiger	201	c	—		343.40	9/29/11
	349	c	—		324.40	5/11/12
	375	d	—		349.40	2/8/16
	365	d	—		354.40	2/6/17
	615	d	205	d	149.60	4/12/18
							520	$170,706

a.
All restricted stock grants have a three year cliff-vesting period.  Those granted prior to April 2008 were granted with an equal amount of book units.  See "Compensation Discussion and Analysis" for additional information regarding these shares.

b.	Market value is computed based on a price of $328.28, which was the closing price of our Common Stock on the last day of fiscal 2010.

c.
These are "reload" options which were granted pursuant to the 1997 Employee Stock Option Plan.  Reload options are granted in an amount equal to the number of shares used to pay the exercise price on the underlying stock options.  They are vested immediately and expire five years from the date of grant.  Beginning in February 2006 we ceased issuing options with a reload feature.

d	These options vest at a rate of 25% per year beginning on the first anniversary of the date of grant and expire ten years from the date of grant; they do not contain a reload feature.

Award Exercise and Vesting

The following table sets forth the number of shares of restricted stock that vested during the year, with concurrent vesting of book units, and the resulting value realized by the Named Executive Officer.  The information provided in this table reflects the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.  No options were exercised by the Named Executive Officers during fiscal 2010.

OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vestinga
Mr. Geiger	230	$ 74,732

a.
Mr. Geiger had stock vest on February 6, 2010.  The amount in this column includes the value of the restricted stock on the date of vesting, based on the closing price of our Common Stock on the date of vesting, or immediately prior thereto if the vesting date was not a trading day ($324.92), and the value of book units which vested in conjunction with the shares of restricted stock.  The book units associated with vesting were $0.

Retirement Benefits

We maintain two plans that provide retirement income to all eligible employees, including the Named Executive Officers:

401(k) Plan

The Steak n Shake 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution plan covering substantially all employees, including the Named Executive Officers, after they have attained age 21 and completed six months of service and allows employees to defer up to 20% of their salaries.  The Corporation made non-discretionary matching contributions through October 14, 2008.  The matching contributions during fiscal year 2009 and 2008 were equal to 50% of participants’ pretax contributions and subject to a maximum of 6% of participants’ eligible compensation contributed to the 401(k) Plan.  During October 2008, the 401(k) Plan was amended to eliminate the non-discretionary contributions and allow for discretionary matching contributions.  No discretionary matching contributions were made in fiscal year 2009.  Discretionary matching contributions have been resumed in fiscal year 2010.  Going forward, discretionary contributions will be based on the profitability of the Corporation and subject to quarterly revision.  The Named Executive Officers and other “highly compensated employees” (as that term is defined by IRS regulations) are limited to contributing 2% of their cash compensation to the 401(k) Plan.

Non-Qualified Savings Plan

The Steak n Shake Non-Qualified Savings Plan (the “Deferred Compensation Plan”) is available to all highly compensated employees, including the Named Executive Officers.  Investment options offered under the Deferred Compensation Plan are identical to those offered in the 401(k) Plan.  Before a participant may make contributions under the Deferred Compensation Plan, the participant must first contribute 2% of his or her earnings to the 401(k) Plan.  Until November 2008 we matched participant contributions in the amount of 50% of the aggregate deferrals into both plans, up to 6% of the participant’s cash compensation.  Matching contributions were suspended in November 2008.  Matching contributions have been resumed in fiscal year 2010.  Total deferrals under both the Deferred Compensation Plan and 401(k) Plan are limited to 20% of the aggregate of a participant’s salary and annual incentive bonus, which means that as a result of the 2% of compensation deferred to the 401(k) Plan, the most a participant may defer to the Deferred Compensation Plan is 18% of his or her total cash compensation.  Matching contributions under the Deferred Compensation Plan vest over the first six years of employment, at a rate of 20% per year beginning on the second anniversary of employment.  A participant’s account balance will be distributed at a time directed by the participant.  Participants may elect that distributions be made in a lump sum or in equal annual installments over a period of up to ten (10) years.  Withdrawals from the Deferred Compensation Plan are limited to the withdrawal of participant contributions in cases of financial hardship.

The following table describes the contributions, earnings and balance at the end of fiscal 2010 for each of the Named Executive Officers who participated in the Deferred Compensation Plan.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Yeara	Company Contributions in Last Fiscal Yearb	Aggregate Earnings in Last Fiscal Year	Distributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year-end
Mr. Geiger	$5,846	$1,169	$457	$—	$7,472

a.	The amounts in this column are also included in the Summary Compensation Table in the “Salary” column.

b.	The amounts in this column are also included in the Summary Compensation Table in the “All Other Compensation” column.

Potential Payments Upon Termination of Employment

As discussed above in “Compensation Discussion and Analysis – Employment Agreements, Severance and Change-in-Control Arrangements– Effect of a Change in Control, Death, Disability or Retirement on Equity Grants,” some of our equity awards accelerate upon a change in control or upon the retirement, death or disability of the holder.  Also, in January 2010, the Company and Mr. Geiger entered into an agreement that provides that only in the event Mr. Biglari ceases to be Chairman and Chief Executive Officer of the Company does Mr. Geiger have the option of terminating his employment with the Company and receiving a lump sum severance payment equal to one year of his then current base compensation.  The following table sets forth for Mr. Geiger the aggregate value that he would receive as a result of any of the foregoing events if they had occurred on September 29, 2010.

	Resignation	Death, Disability or Retirement	Termination	Change in Controla	Qualifying Termination Following a Change in Controlb
Mr. Geiger
Restricted Stockc	—	$170,706	—	$170,706	—
Stock Optionsd	—	—	—	$147,872	—
Severance Paymente	—	—	—	—	$200,000

a.	Amounts in this column reflect payments or acceleration of benefits that would occur upon a change in control without termination of employment.

b.
Amounts in this column are payable only if the Named Executive Officer terminates his employment with the Company in the event Mr. Biglari ceases to be Chairman and Chief Executive Officer of the Company.

c.
Reflects the closing price of $328.28 for our stock on the last day of fiscal 2010, multiplied by the number of shares of restricted stock that would vest on September 29, 2010 as a result of the specified event, plus the value of accrued book units through September 29, 2010.

d.
Reflects the excess of the closing price of $328.28 for our stock on the last day of fiscal 2010 over the exercise price of outstanding options currently vested and any unvested stock options, the vesting of which would accelerate on September 29, 2010 as a result of the specified event, multiplied by the number of shares of our stock underlying the stock options.

e.	Amounts represent one year of salary payable to Mr. Geiger.

For a description of the terms of the agreement for Mr. Geiger, see “Compensation Discussion and Analysis – Employment Agreements, Severance and Change-in-Control Arrangements.”

Director Compensation

Directors of the Corporation who are employees or spouses of employees do not receive fees for attendance at directors’ meetings.  During fiscal year 2010, a director who was not an employee or a spouse of an employee received an annual cash retainer of $22,000, and the Chairs of the Audit Committee and Governance, Compensation and Nominating Committee received an annual retainer of $37,000.  In addition, non-employee directors receive cash meeting attendance fees as follows:

•	$3,500 for each in-person Board meeting attended;

•	$1,250 for each committee meeting attended in-person not held in conjunction with a Board meeting;

•	$500 for each committee meeting attended held in conjunction with a Board meeting; and

•	$500 for any meeting (Board or committee) in which the director participated by phone.

From November 2008 to March 2009, we paid all retainers in Company stock.  We have discontinued that practice to avoid equity dilution.  Effective April 1, 2009, all annual retainers have been paid in cash only.

On December 9, 2010, the Board approved an increase in the annual cash retainer for non-employee directors of the Corporation to $32,000.  The Board also approved the payment of a $120,000 annual cash retainer to Dr. Cooley for his role as Vice Chairman of the Board and such other duties as designated by the Board.

The following table provides compensation information for the fiscal year ended September 29, 2010 for each non-management member of the Board who served on the Board during such fiscal year:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Philip L. Cooley	$54,523	$—	$54,523
Ruth J. Person	$38,773	$—	$38,773
William J. Regan, Jr.	$55,023	$—	$55,023
John W. Ryan	$52,353	$—	$52,353

In the past we have compensated our non-employee directors with equity-based awards, the value of which are tied to increases in the value of our Common Stock.  We have had director stock option plans in place since 1990.  These plans provide for grants of nonqualified stock options to our non-employee directors at a price equal to the fair market value of our Common Stock on the date of grant.  Options granted prior to November 7, 2005 are exercisable at a rate of 20% on the date of grant and on each anniversary thereof until fully exercisable and expire five years from the date of grant.  Options granted after November 7, 2005 are exercisable at a rate of 25% on the first anniversary of the grant and each year thereafter until fully vested.  Finally, some newly appointed or elected directors received a grant of 50 shares of restricted stock.  Dr. Cooley received such a grant in fiscal 2008.  At his request, Mr. Biglari declined to receive a grant.  These shares have a three year restriction on transfer, and if a recipient ceases serving as a director for any reason other than death, disability or retirement during this period he or she will forfeit the stock.  During fiscal year 2010, we resolved to suspend, indefinitely, all future option grants and placed a moratorium on the issuance of restricted stock.  Accordingly, we did not grant any stock options, shares of restricted stock or other equity compensation to our directors in the fiscal year ended September 29, 2010.

Governance, Compensation and Nominating Committee Report

The Governance, Compensation and Nominating Committee of the Board is composed of the persons identified below.  We have reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K/A on pages 4 to 9.  Based on our review and discussions with management, we recommended to the Board that the Compensation Discussion and Analysis be included in the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended September 29, 2010.  Submitted by the members of the Governance, Compensation and Nominating Committee of the Board:

John W. Ryan, William J. Regan, Jr., Ruth J. Person, Philip L. Cooley and Kenneth R. Cooper.

Compensation Committee Interlocks And Insider Participation

During fiscal year 2010, the Governance, Compensation and Nominating Committee of the Board consisted of Philip L. Cooley, Ruth J. Person, John W. Ryan and William J. Regan, Jr.  None of these individuals has at any time been an officer or employee of the Corporation.  During fiscal year 2010, none of our executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board or Governance, Compensation and Nominating Committee served as an executive officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Ownership of Common Stock

The following table shows as of January 25, 2011 the number and percentage of outstanding shares of our Common Stock beneficially owned by each person or entity known to be the beneficial owner of more than 5% of our Common Stock:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
The Lion Fund, L.P. 175 East Houston Street, Suite 1300 San Antonio, Texas 78205	215,294	(1)	15.0
GAMCO Investors, Inc. One Corporate Center Rye, New York 10580-1435	131,080	(2)	9.1
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas, 78746	105,258	(3)	7.3
Blackrock, Inc. 40 East 52nd Street New York, NY 10022	97,842	(4)	6.8

1)
This information was obtained from a Schedule 13D/A filed with the SEC on June 23, 2010 by the Lion Fund, Biglari Capital, Western, Western Acquisitions L.P., a Delaware limited partnership (“Western Acquisitions”), Western Investments Inc., a Delaware corporation, Sardar Biglari, Philip L. Cooley, the 401(k) Plan and the Deferred Compensation Plan, and the last Form 4 filed with the SEC by certain of the foregoing persons.  By virtue of his relationships with the other reporting persons discussed in the Schedule 13D/A, Mr. Biglari may be deemed to have the sole power to vote and dispose of the shares beneficially owned by the reporting persons, other than the shares held under each of the 401(k) Plan and the Deferred Compensation Plan and the shares beneficially owned by Dr. Cooley.  Mr. Biglari has sole power to direct the voting of the shares held under each of the 401(k) Plan and the Deferred Compensation Plan.  Mr. Biglari shares with Dr. Cooley the power to vote and dispose of the shares beneficially owned by Dr. Cooley.  Mr. Biglari disclaims beneficial ownership of the shares that he does not directly own.

2)	This information was obtained from a Schedule 13D/A filed with the SEC on June 4, 2010.

3)	This information was obtained from a Schedule 13G filed with the SEC on February 8, 2010.

4)	This information was obtained from a Schedule 13G filed with the SEC on January 29, 2010.

The following table shows the total number of shares of our Common Stock beneficially owned as of January 25, 2011 and the percentage of outstanding shares for (i) each director, (ii) each Named Executive Officer, and (iii) all directors and executive officers, as a group:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Sardar Biglari	215,294	(1)	15.0
Philip L. Cooley	4,282	(2)	*
Duane E. Geiger	3,459	(3)	*
Kenneth R. Cooper	35		*
Ruth J. Person	607	(4)	*
William J. Regan, Jr.	624	(5)	*
John W. Ryan	1,066	(6)	*
All directors and executive officers as a group (7 persons)	221,979	(7)	19.9%
*	Less than 1%

All information provided in the table reflects the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.

1)
Includes 4,521 shares owned directly by Mr. Biglari, 203,357 shares owned directly by the Lion Fund, 2,386 shares owned directly by Western Acquisitions, 709 shares held under the 401(k) Plan, 39  shares held under the Deferred Compensation Plan and 4,282 shares beneficially owned by Dr. Cooley.  See footnote 1 above.

2)	Includes 550 shares owned by Dr. Cooley’s spouse. Dr. Cooley disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

3)	Includes 1,905 shares that may be acquired pursuant to stock options exercisable within 60 days and 106 shares held under the 401(k) Plan.

4)	Includes 250 shares that may be acquired pursuant to stock options exercisable within 60 days.

5)
This information was taken from the last Form 5 Mr. Regan, Jr. filed with the SEC.  Mr. Regan holds 290 shares in a joint account with his wife and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

6)	Includes 250 shares that may be acquired pursuant to stock options exercisable within 60 days.

7)	Includes 2,405 shares that may be acquired pursuant to stock options exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of September 29, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	22,887	$274.75	23,200
Equity compensation plans not approved by security holders	—	$—	-
Total	22,887	$274.75	23,200

During fiscal year 2010, we resolved to suspend, indefinitely, all future option grants and placed a moratorium on the issuance of restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy Regarding Related Person Transactions

The Governance, Compensation and Nominating Committee reviews each related person transaction (as defined below) and determines whether it will approve or ratify that transaction based on whether the transaction is in the best interests of the Company and its shareholders.  Any Board member who has any interest (actual or perceived) will not be involved in the consideration.

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

In determining whether a related person transaction will be approved or ratified, the Governance, Compensation and Nominating Committee may consider factors such as (a) the extent of the related person’s interest in the transaction; (b) the availability of other sources of comparable products or services; (c) whether the terms are competitive with terms generally available in similar transactions with persons that are not related persons; (d) the benefit to us; and (e) the aggregate value of the transaction.

Related Person Transactions

On March 30, 2010, the Company, through its wholly-owned subsidiary, Grill Acquisition Corporation (“Merger Sub”), acquired 100% of the outstanding equity interests of Western pursuant to an Agreement and Plan of Merger among the Company, Merger Sub and Western, dated as of October 22, 2009 (the “Merger Agreement”).  Pursuant to the Merger Agreement, Merger Sub merged with and into Western, with Western continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.  Under the terms of the Merger Agreement, each share of Western’s common stock was cancelled upon the completion of the merger and converted into the right to receive a pro rata portion of a new issue of 14% redeemable subordinated debentures due 2015 issued by the Company in the aggregate principal amount of $22,959,000 (approximately $8.07 principal amount of debentures per Western share).  Sardar Biglari, Chairman and Chief Executive Officer, was also Chairman and Chief Executive Officer of Western at the time of the acquisition, and Dr. Cooley, Vice Chairman of the Board, was also Vice Chairman of the Board of Western at that time.  Additionally, at the time of the merger, Mr. Biglari, as Chairman and Chief Executive Officer of Biglari Capital, general partner of the Lion Fund, beneficially owned approximately 32.8% of the shares of Western’s common stock, which were owned directly by the Lion Fund.

On April 30, 2010, the Company acquired Biglari Capital pursuant to a Stock Purchase Agreement, dated April 30, 2010 (the “Stock Purchase Agreement”), between the Company and Sardar Biglari, Chairman and Chief Executive Officer, who was the sole shareholder of Biglari Capital.  Pursuant to the Stock Purchase Agreement, Mr. Biglari sold all of the shares of Biglari Capital to the Company for a purchase price of $1.00 plus (i) an amount equal to Biglari Capital’s adjusted capital balance in its capacity as general partner of the Lion Fund, and (ii) an amount equal to the total incentive reallocation allocable to Biglari Capital for the period from January 1, 2010 through April 30, 2010, less any distributions in respect of such amounts previously received by Mr. Biglari. The payments set forth in clauses (i) and (ii) total $4,107,000.  The Lion Fund owned 76,421 shares of Common Stock as of April 30, 2010.

Mr. Biglari (together with his affiliates), Dr. Cooley (who is also a member of the advisory board of the Lion Fund) and Mr. Cooper have made investments in the Lion Fund (other than the amounts invested by the Company).  Mr. Biglari does not pay an incentive allocation fee as a limited partner in the Lion Fund.  As of September 29, 2010, the total fair value of these investments was approximately $2,119,000.

Except as set forth above, there are no transactions that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Exchange Act.

Director Independence

The Board has determined that all of its members, other than Mr. Biglari, are “independent” within the meaning of the listing standards of the New York Stock Exchange because none of them has, directly or indirectly, any material relationship with the Company.  The Board has made these determinations after considering the following:

1.
None of the independent directors is our officer or employee or an officer or employee of our subsidiaries or affiliates, nor has been such an officer or employee within the prior three years; further, no immediate family member of the independent directors is, or has been in the past three years, an executive officer of the Company.

2.
None of the independent directors has received, nor has an immediate family member of such directors received, during any twelve month period in the last three years, more than $120,000 in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service.

3.	None of the independent directors or any member of their immediate family is or within the past five years has been affiliated with Deloitte & Touche LLP (“Deloitte”).

4.
None of the independent directors or any member of their immediate families have within the last three years been employed as an executive officer of another company on whose compensation committee one of our present executive officers served.

5.
None of the independent directors is a current employee or has an immediate family member who is a current executive officer of a company that in any of the last three fiscal years has done business with us in an amount in excess of $1 million or 2% of such other company’s consolidated gross revenues.

6.
None of the independent directors serves as a director, trustee, executive officer or similar position of a charitable or non-profit organization to which, in any of the last three fiscal years, we or our subsidiaries made charitable contributions or payments in any single fiscal year in excess of $1 million or 2% of the organization’s consolidated gross revenues.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

Deloitte has advised us that they have billed or will bill us the following amounts for services for each of the last two fiscal years.

Type of Fee	Fiscal 2010	Fiscal 2009
Audit Fees(1)	$626,301	$366,000
Audit-Related Fees(2)	120,000	105,085
Tax Fees(3)	—	—
Total Fees for the Applicable Fiscal Year	$746,301	$471,085

__________________

(1)
Audit fees include fees for services performed for the audit of our annual financial statements including services related to Section 404 of the Sarbanes-Oxley Act and review of financial statements included in our Form 10-Q filings, Form 10-K filing and Form S-8 and S-4 Registration Statements, comment letters and services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-Related Fees include fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.  This includes services provided to audit the 401(k) Plan and Western’s fiscal 2009 financial statements.

(3)	Tax Fees are fees for services performed with respect to tax compliance, tax advice and other tax review.

Pre-approval Policy

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditor and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  In each of fiscal 2010 and 2009, the Audit Committee pre-approved the services reported above as audit-related services and tax fees and Deloitte did not provide any non-audit services during such years.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Amendment:

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.01	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 2011.

Biglari Holdings inc.

By:	/s/ Duane E. Geiger
Duane E. Geiger Interim Chief Financial Officer, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on January 27, 2011.

Signature	Title

/s/ Sardar Biglari	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Sardar Biglari

/s/ Duane E. Geiger	Interim Chief Financial Officer, Vice President and Controller (Principal Financial
Duane E. Geiger	Officer and Principal Accounting Officer)

/s/ Philip L. Cooley	Director
Philip L. Cooley

/s/ William J. Regan, Jr.	Director
William J. Regan, Jr.

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

/s/ Dr. John W. Ryan	Director
Dr. John W. Ryan

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

INDEX TO EXHIBITS

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.01	Section 1350 Certifications