Form 10-Q
period 2010-12-22
BIGLARI HOLDINGS INC.
filed 2011-01-28
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 22, 2010

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of January 25, 2011 1,433,927 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

BIGLARI HOLDINGS INC.

Part I Financial Information
Item 1. Financial Statements
BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (amounts in $000s, except share and per share data)

	December 22, 2010	September 29, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,426	$47,563
Investments	7,435	32,523
Receivables, net of allowance of $475 and $475, respectively	5,072	5,818
Inventories	5,729	6,061
Deferred income taxes	5,068	3,802
Assets held for sale	8,529	9,611
Other current assets	3,253	4,453
Total current assets	114,512	109,831
Property and equipment, net	381,848	386,181
Goodwill	28,759	28,759
Other intangible assets, net	7,767	7,959
Other assets	7,170	7,612
Investments held by consolidated affiliated partnerships	9,891	23,497
Total assets	$549,947	$563,839
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$30,184	$26,752
Due to broker	—	3,903
Accrued expenses	32,396	37,401
Revolving credit	14,250	18,000
Current portion of obligations under leases	4,588	4,556
Current portion of long-term debt	167	151
Total current liabilities	81,585	90,763
Deferred income taxes	12,831	10,309
Obligations under leases	121,806	124,247
Long-term debt	17,741	17,781
Other long-term liabilities	10,364	9,499
Total liabilities	244,327	252,599
Commitments and contingencies
Redeemable noncontrolling interests of consolidated affiliated partnerships	51,406	62,245
Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,511,175 shares issued, 1,227,884 and 1,227,654 shares outstanding (net of treasury stock), respectively	756	756
Additional paid-in capital	137,573	143,521
Retained earnings	205,288	195,825
Accumulated other comprehensive income (loss)	564	(1,152)
Treasury stock – at cost: 283,291 shares and 283,521 shares (includes 205,743 shares held by consolidated affiliated partnerships) at December 22, 2010 and September 29, 2010, respectively	(89,967)	(89,955)
Biglari Holdings Inc. shareholders’ equity	254,214	248,995
Total liabilities and shareholders’ equity	$549,947	$563,839

See accompanying Notes to Condensed Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Twelve weeks ended December 22, 2010 and December 23, 2009)
(amounts in $000s, except share and per share data)

	Twelve Weeks Ended
	2010	2009
	(Unaudited)
Net revenues
Restaurant Operations:
Net sales	$153,059	$147,924
Franchise fees	2,045	919
Other revenue	511	515
Total	155,615	149,358
Investment Management Operations:
Management fee income	110	—
Consolidated Affiliated Partnerships:
Investment gains/losses	2,687	—
Other income	310	—
Total	3,107	—
Total net revenues	158,722	149,358

Costs and expenses
Cost of sales	41,280	38,479
Restaurant operating costs	72,689	73,238
General and administrative	11,014	8,785
Depreciation and amortization	6,609	6,923
Marketing	8,951	7,727
Rent	3,896	3,708
Pre-opening costs	42	—
Asset impairments and provision for restaurant closings	283	171
(Gain) Loss on disposal of assets	104	(23)
Other operating expense (income)	822	(63)
Total costs and expenses, net	145,690	138,945

Other income (expense)
Interest, dividend and other investment income	35	75
Interest on obligations under leases	(2,449)	(2,476)
Interest expense	(565)	(146)
Realized investment gains/losses	2,878	312
Derivative gains/losses	175	—
Total other income (expense)	74	(2,235)

Earnings before income taxes	13,106	8,178

Income taxes	4,341	2,684

Net earnings	8,765	5,494
Earnings attributable to noncontrolling interest	—	(17)
Earnings/loss attributable to redeemable noncontrolling interest:
Income allocation	(1,812)	—
Incentive fee reallocation	2,510	—
Total loss attributable to redeemable noncontrolling interest	698	—
Net earnings attributable to Biglari Holdings Inc.	$9,463	$5,477

Earnings per share attributable to Biglari Holdings Inc.
Basic earnings per common and common equivalent share	$7.13	$3.84
Diluted earnings per common and common equivalent share	$7.08	$3.82

Weighted average shares and equivalents
Basic	1,327,207	1,426,684
Diluted	1,335,982	1,433,995

See accompanying Notes to Condensed Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Twelve Weeks Ended December 22, 2010 and December 23, 2009)
(amounts in $000s)

	Twelve Weeks Ended
	2010	2009
	(Unaudited)
Operating activities
Net earnings	$8,765	$5,494
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	6,609	6,923
Provision for deferred income taxes	158	—
Asset impairments and provision for restaurant closings	283	171
Stock-based compensation and other non-cash expenses	301	360
(Gain) loss on disposal of assets	104	(23)
Realized investment (gains)	(2,878)	(312)
Derivative gains/losses	(175)	—
Changes in receivables and inventories	1,273	679
Changes in other assets	1,161	1,107
Changes in accounts payable and accrued expenses	(742)	5,287
Investment operations of consolidated affiliated partnerships:
Purchases of investments	(16,997)	—
Sales of investments	31,447	—
Realized investment (gains), net	(2,462)	—
Unrealized losses on marketable securities held by consolidated affiliated partnerships	(225)	—
Changes in cash equivalents held by consolidated affiliated partnerships	401	—
Net cash provided by operating activities	27,023	19,686
Investing activities
Additions of property and equipment	(2,051)	(3,068)
Proceeds from property and equipment disposals	917	711
Purchases of investments	(2,554)	(8,174)
Sales of investments	33,439	3,050
Changes in due to/from broker	(3,903)	—
Net cash provided by (used in) investing activities	25,848	(7,481)
Financing activities
Proceeds from revolving credit facility	53,550	—
Payments on revolving credit facility	(57,300)	—
Principal payments on long-term debt	(24)	(5)
Proceeds from property sale-leasebacks	—	—
Principal payments on direct financing lease obligations	(2,398)	(753)
Proceeds and tax benefits from exercise of stock options and employees stock purchase plan	28	128
Cash paid in lieu of fractional shares	—	(711)
Repurchase of employee shares for tax withholding	(14)	(15)
Distributions to noncontrolling interest	—	(53)
Financing activities of consolidated affiliated partnerships:
Contributions from noncontrolling interests	166	—
Distributions to noncontrolling interests	(15,016)	—
Net cash used in financing activities	(21,008)	(1,409)
Increase in cash and cash equivalents	31,863	10,796
Cash and cash equivalents at beginning of period	47,563	51,395
Cash and cash equivalents at end of period	$79,426	$62,191

See accompanying Notes to Condensed Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Twelve Weeks Ended December 22, 2010 and December 23, 2009)
(amounts in $000s)

(Unaudited)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at September 29, 2010	$756	$143,521	$195,825	$(1,152)	$(89,955)	$248,995
Net earnings attributable to Biglari Holdings Inc.			9,463			9,463
Reclassification of investment appreciation in net earnings, net of $818 tax				1,280		1,280
Net change in unrealized gains and losses on investments, net of $279 tax				436		436
Total comprehensive income						11,179
Exercise of stock options and other stock compensation transactions		182			(12)	170
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(6,130)				(6,130)
Balance at December 22, 2010	$756	$137,573	$205,288	$564	$(89,967)	$254,214

Balance at September 30, 2009	$757	$143,691	$167,731	$112	$(20,430)	$291,861
Net earnings attributable to Biglari Holdings Inc.			5,477			5,477
Net change in unrealized gains and losses on investments, net of $291 tax				455		455
Total comprehensive income						5,932
Exercise of stock options and other stock compensation transactions		319			(49)	270
Cash paid in lieu of fractional shares		(711)				(711)
Balance at December 23, 2009	$757	$143,299	$173,208	$567	$(20,479)	$297,352

See accompanying Notes to Condensed Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 22, 2010
(amounts in $000s, except share and per share data)

1. General

The accompanying unaudited condensed consolidated financial statements of Biglari Holdings Inc. (“we”, “us”, “our”, “Biglari Holdings”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Balance Sheet as of December 22, 2010, the condensed consolidated Statements of Earnings, the condensed consolidated Statements of Cash Flows and the Statements of Changes in Shareholders’ Equity for the twelve weeks ended December 22, 2010 and December 23, 2009 have been included, and consist only of normal recurring adjustments. The condensed consolidated Statements of Earnings for the twelve weeks ended December 22, 2010 and December 23, 2009 are not necessarily indicative of the condensed consolidated Statements of Earnings for the entire fiscal years. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2010.

Biglari Holdings Inc. is a diversified holding company engaged in a number of diverse business activities.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value of the Company. Our strategy is to reinvest cash generated from our operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  All major operating, investment, and capital allocation decisions are made for the Company by Mr. Biglari.

Basis of Presentation and Consolidation
As of December 22, 2010, the condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”), and (iii) investment related subsidiaries and limited partnerships (the “consolidated affiliated partnerships”). As a result of the Company’s acquisitions of Western and Biglari Capital during fiscal year 2010, the Company acquired financial interests in The Lion Fund, L.P. (the “Lion Fund”), Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P., investment limited partnerships (collectively referred to as consolidated affiliated partnerships), for which the Company has a substantive controlling interest. We consolidate entities in which we have a wholly-owned or controlling interest in the general partner. The consolidated affiliated partnerships’ assets and liabilities are consolidated on the Company’s December 22, 2010 balance sheet even though outside limited partners have majority ownership in all of the investment partnerships. The Company does not guarantee any of the liabilities of its subsidiaries that are serving as general partners to these consolidated affiliated partnerships. All intercompany accounts and transactions have been eliminated in consolidation.

The financial information of Western and Biglari Capital has been reflected in the condensed consolidated financial statements of the Company as of March 30, 2010 and April 30, 2010, their respective acquisition dates. Western’s and Biglari Capital’s December 31 quarter end for financial reporting purposes differs from the end of the Company’s fiscal quarter of December 22, 2010.  Significant transactions in the intervening period are disclosed.

2. Acquisitions

Biglari Capital Corp.
On April 30, 2010, the Company acquired Biglari Capital pursuant to a Stock Purchase Agreement, dated April 30, 2010 (the “Stock Purchase Agreement”), between the Company and Sardar Biglari, Chairman and Chief Executive Officer, who was the sole shareholder of Biglari Capital. Biglari Capital is the general partner of the Lion Fund, a Delaware limited partnership operating as a private investment fund. The Lion Fund functions as a strategic investment arm for Biglari Holdings, principally to assist in facilitating the partial ownership of other publicly traded companies.

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

At the acquisition date, the Lion Fund owned 76,421 shares of common stock of the Company as well as $7,540 of the Company’s debentures. The fair value of the Company stock owned by the Lion Fund was $29,900, which was recorded as Treasury stock yet the shares remain outstanding. The debentures owned by the Lion Fund were recorded as a debt extinguishment. As the debentures had just been issued by the Company 30 days before the acquisition, the fair value of the debentures approximated their cost, and no gain or loss was recorded on the debt extinguishment (the debentures remain outstanding). The noncontrolling interest in the Lion Fund had a fair value of $44,193 as of April 30, 2010.

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

During the twelve weeks ended December 23, 2009, we incurred $347 of transaction related costs which have been recorded in General and administrative expenses in the condensed consolidated Statement of Earnings.

The table shown below reflects the purchase price allocation. No changes were made to the allocation since September 29, 2010, but the allocation is still preliminary for the valuation of certain items including income tax assets and liabilities and uncertain tax positions, which will be finalized upon Western’s filing of its final pre-acquisition tax return during the second quarter of fiscal year 2011.

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

The goodwill and intangible assets generated from the merger is a result of the excess purchase price over the net fair value of the assets and liabilities acquired.  We expect goodwill of approximately $942 to be deductible for tax purposes. Goodwill in the amount of $14,256 has been recorded in the Restaurant Operations segment.

Pro Forma Information
The following unaudited pro forma combined results of operations as of December 23, 2009, give effect to the acquisitions of Western and Biglari Capital as if they had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations do not purport to represent our consolidated earnings had the acquisitions occurred on the dates assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations. The pro forma results do not reflect any expected cost savings.

	Twelve Weeks Ended
	December 22, 2010	December 23, 2009
		(Pro forma)

Net revenues	$158,722	$153,152
Net earnings	$9,463	$2,769
Basic earnings per share	$7.13	$1.97
Diluted earnings per share	$7.08	$1.96

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

4. New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2010−06, Improving Disclosures about Fair Value Measurements (“ASU 2010−06”). ASU 2010−06 amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), and requires additional disclosure about significant transfers between levels 1, 2, and 3 of the fair value hierarchy as well as disclosure of changes in level 3 activity on a gross basis. In addition, the guidance clarifies existing requirements regarding the required level of disaggregation by class of assets and liabilities and also clarifies disclosures of inputs and valuation techniques. The guidance became effective beginning in the Company's second quarter of fiscal year 2010, except for the requirement to disclose level 3 activity on a gross basis, which will be effective as of the beginning of the Company's fiscal year 2012. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

In June 2009, the FASB issued guidance that amends FASB ASC Section 810-10-25, Consolidation — Recognition (FASB Interpretation No. 46[R]) to require an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The guidance is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, our fiscal year 2011. The adoption of this standard did not have a material impact on our condensed consolidated Balance Sheet or Statement of Earnings.

In June 2009, the FASB issued guidance related to the accounting for transfers of financial assets.  The guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, our fiscal year 2011. The adoption of this standard did not have a material impact on our condensed consolidated Balance Sheet or Statement of Earnings.

5. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The reclassifications primarily relate to the reorganization of our condensed consolidated Statement of Earnings to better align with the Company’s new holding company structure and diversification into other industries. The reclassifications had no effect on net earnings, total assets, or cash flows.  Amounts reclassified for the twelve weeks ended December 23, 2009 included:

•	Reclassification of $2,622 from interest expense previously included in Costs and expenses to Interest on obligations under leases and Interest expense within Other income;
•	Reclassification of $515 from Other operating income to Other revenue within restaurant operations, primarily representing revenue generated from rental income;
•	Reclassification of $338 from Other operating income to Net sales, primarily representing revenue from ancillary sources.

The remaining reclassifications were immaterial individually and in the aggregate.

6. Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. For financial reporting purposes all common shares of the Company held by the consolidated affiliated partnerships are recorded in Treasury stock on the condensed consolidated Balance Sheet. For purposes of computing the weighted average common shares outstanding, the shares of treasury stock attributable to the unrelated limited partners of the consolidated affiliated partnerships — based on their proportional ownership during the period — are considered outstanding shares.

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Twelve Weeks Ended

	December 22,	December 23,
	2010	2009
Basic earnings per share:
Weighted average common shares	1,327,207	1,426,684
Diluted earnings per share:
Weighted average common shares	1,327,207	1,426,684
Dilutive effect of stock awards	8,775	7,311
Weighted average common and incremental shares	1,335,982	1,433,995
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock	1,378	17,827

7. Investments

Investments consisted of the following:

	December 22,	September 29,
	2010	2010
Cost	$6,510	$34,412
Gross unrealized gains	930	657
Gross unrealized losses	(5)	(2,546)
Fair value	$7,435	$32,523

Unrealized losses of marketable equity securities at December 22, 2010 relate to securities that have been in an unrealized loss position for less than 12 months. We consider several factors in determining other-than-temporary impairment losses including the current and expected long-term business prospects of these issuers, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers. The gross unrealized loss at December 22, 2010 was insignificant.

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

Realized investment gains/losses were as follows:

	Twelve Weeks Ended
	December 22,	December 23,
	2010	2009
Gross realized gains on sales	$2,884	$312
Gross realized losses on sales	$(6)	$—

From time to time, the Company enters into certain derivative options in equity securities as part of its investment strategy. In accordance with FASB ASC 815, Accounting for Derivative Instruments and Hedging Activities, these options are marked to market for each reporting period and this fair value adjustment is recorded as a gain or loss in the condensed consolidated Statement of Earnings.  We do not view gains/losses from changes in fair value as meaningful, given the volatile nature of equity markets over the short term.

The fair value of the derivatives as of December 22, 2010 was not material and has been included in Accrued expenses on the condensed consolidated Balance Sheet.  For the twelve weeks ended December 22, 2010, the Company recorded investment gains from marking derivatives to market of $175. No derivatives were held prior to the third quarter of fiscal year 2010.

8. Consolidated Affiliated Partnerships

Collectively, The Lion Fund L.P., Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. are referred to as consolidated affiliated partnerships of the Company.  Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock and Debentures as investments.  In our condensed consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding.  The Debentures owned by the consolidated affiliated partnerships were recorded as a debt extinguishment upon acquisition, though the Debentures remain outstanding. As of December 22, 2010 and September 29, 2010, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost) and $7,540 of Debentures.

Consolidated net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s debt and equity securities which has been eliminated in consolidation.

Throughout fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment.  The fair value of these investments in the Lion Fund totaled $49,460 at December 22, 2010. These investments in the Lion Fund do not appear explicitly in the Company’s condensed consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements.  Further, the Lion Fund’s portfolio holds significant interests in both Biglari Holdings’ common stock and its Debentures, which as described above are classified on the Company’s condensed consolidated Balance Sheet as reductions to Shareholders’ equity and Long-term debt, respectively.  Biglari Holdings’ pro-rata ownership of its Company common stock and   Debentures through the Lion Fund at December 22, 2010 was 100,387 shares of stock (with a fair value of $41,180) and $3,722 of Debentures, respectively, based on Biglari Holdings’ ownership interest in the Lion Fund on December 22, 2010.

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities:

	December 22, 2010	September 29, 2010
Equity securities:
Cost	$2,173	$14,725
Fair value	$2,424	$15,627

Investments held by consolidated affiliated partnerships on the condensed consolidated Balance Sheet includes $7,467 and $7,870 of cash and cash equivalents that are only available for use by the consolidated affiliated partnerships at December 22, 2010 and September 29, 2010, respectively.

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The gross unrealized gains/losses and net realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities, were as follows:

Twelve Weeks Ended
December 22,
2010
Gross unrealized gains	$264
Gross unrealized losses	$(39)
Net realized gains/losses from sale	$2,462

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners is presented as Redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the accompanying condensed consolidated Balance Sheet.  The maximum redemption amount of the redeemable noncontrolling interest as of December 22, 2010 is $51,406.

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships.

Carrying value at September 29, 2010	$62,245
Contributions from noncontrolling interests	166
Distributions to noncontrolling interests	(16,437)
Incentive fee reallocation	(2,510)
Income / loss allocation	1,812
Adjustment to noncontrolling interest to reflect maximum redemption value	6,130
Carrying value at December 22, 2010	$51,406

The Company, through its ownership of Biglari Capital and Western Investments, is entitled to an incentive fee reallocation to the extent investment performance of the consolidated affiliated partnerships exceeds specified hurdle rates.  Any such reallocation is included in net earnings attributable to the Company in the period the reallocation is earned.

Biglari Capital, the general partner of the Lion Fund, earned $5,199 of an incentive allocation fee; however, $2,689 is eliminated, for that amount represents the Company’s fee as a limited partner, which is uncharged because the Company owns the general partner. The remaining $2,510 is an incentive fee that is charged and reallocated from outside limited partners of the Lion Fund. The incentive fee is assessed only once a year in the calendar year end quarter, and no predictability of such earnings exists because the Lion Fund annual performance is unpredictable.

Net earnings attributable to the Company only includes the Company’s share of earnings and losses related to our investments in the consolidated affiliated partnerships; all other earnings or losses from the consolidated affiliated partnerships are allocated to the redeemable noncontrolling interests.

During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds were distributed to the partners, which are now managed as separate accounts by Mustang Capital Advisors, L.P. The distribution of $15,660, including $1,421 of noncash distributions, is included in the Distributions to noncontrolling interests line in the above reconciliation.

9. Assets Held for Sale

Assets held for sale are composed of the following:

	December 22,	September 29,
	2010	2010
Land and buildings	$7,758	$8,789
Land and leasehold improvements	771	822
Total assets held for sale	$8,529	$9,611

The December 22, 2010 balance included the following assets: one office, five restaurants, and eight parcels of land. The Company expects to sell these properties within the next 12 months. For assets that have been held for sale for greater than one year, management continues to proactively sell them. One parcel of land was sold during the first quarter of fiscal year 2011.

10. Other Current Assets

Other current assets primarily included prepaid rent, taxes, contractual agreements and deferred marketing expenditures.

11. Property and Equipment

Property and equipment is composed of the following:
	December 22, 2010	September 29, 2010
Land	$158,351	$158,526
Buildings	148,595	148,718
Land and leasehold improvements	154,921	155,166
Equipment	203,399	203,757
Construction in progress	2,316	1,261
	667,582	667,428
Less accumulated depreciation and amortization	(285,734)	(281,247)
Property and equipment, net	$381,848	$386,181

12. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.  There was no change to the carrying value of goodwill from September 29, 2010.

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

Other Intangibles
Other intangibles are composed of the following:

	December 22, 2010			September 29, 2010
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,026)	$454	$1,480	$(999)	$481
Franchise agreement	5,310	(399)	4,911	5,310	(266)	5,044
Other	1,136	(478)	658	1,136	(446)	690
Total	7,926	(1,903)	6,023	7,926	(1,711)	6,215
Intangible assets with indefinite lives	1,744	—	1,744	1,744	—	1,744
Total intangible assets	$9,670	$(1,903)	$7,767	$9,670	$(1,711)	$7,959

Intangible assets subject to amortization consist of franchise agreements and certain customer relationships acquired in connection with the acquisition of Western, a right to operate and favorable leases acquired in connection with prior acquisitions and are being amortized over their estimated weighted average useful lives ranging from five to twelve years. Amortization expense for twelve weeks ended December 22, 2010 and December 23, 2009 was $192 and $44, respectively. Total annual amortization expense for each of the next five years will approximate $810.

Intangible assets with indefinite lives consist of a trade name acquired in connection with the acquisition of Western and reacquired franchise rights acquired in connection with previous acquisitions.

13. Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, and a note receivable.

14. Borrowings

Debentures
In connection with the acquisition of Western, the Company issued 14% redeemable subordinated debentures due 2015 (the “Debentures”) in the aggregate principal amount of $22,959. As of December 22, 2010, $15,225 of Debentures is included in our condensed consolidated Balance Sheet in Long-term debt. Debentures in the aggregate principal amount of $22,765 are legally outstanding. As discussed in Note 2 and Note 8, the Lion Fund owns $7,540 of Debentures and upon the acquisition of Biglari Capital those Debentures were extinguished for accounting purposes but remain legal obligations of the Company. The Indenture governing the Debentures contains certain customary covenants of the Company relating to, among other things, (a) the payment of principal and interest on the Debentures; (b) the declaration of dividends or the making of any other payment or distribution on account of its equity holders; (c) the incurrence of additional indebtedness; and (d) the prepayment of indebtedness that is subordinated to the Debentures.

Steak n Shake Revolving Credit Facility
As of December 22, 2010, Steak n Shake’s Revolving Credit Facility (“Facility”) allows it to borrow up to $30,000, bears interest based on the London Interbank Offered Rate (“LIBOR”) plus 225 basis points. The Facility is scheduled to expire on February 15, 2011. At December 22, 2010, outstanding borrowings under the Facility were $14,000 at an interest rate of 2.5%. We are in the process of negotiating a new facility with our current lender and anticipate closing prior to maturity.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios as well as restrict the amount of distributions to the parent Company. Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries. Steak n Shake was in compliance with all covenants under the Facility as of December 22, 2010.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, chattel paper, software, and all other personal property of Steak n Shake (and its two subsidiaries).

Other Debt
Other debt amounts include a promissory note secured by 23 acres of real property, line of credit, and notes payable.

The carrying amounts for debt reported in the condensed consolidated Balance Sheet do not differ materially from their fair values at December 22, 2010.

15. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, deferred compensation, and a purchase obligation.

16. Income Taxes

Our effective income tax rate for the twelve weeks ended December 22, 2010 was 33.1%, which is relatively consistent with 32.8% in the same period in the prior year.

As of December 22, 2010, we had approximately $1,557 of unrecognized tax benefits, which are included in Other long-term liabilities in the condensed consolidated Balance Sheet.

17. Common Stock Plans

Employee Stock Options − During the twelve weeks ended December 22, 2010, employees exercised 728 options under plans approved by our shareholders. Employees and non-employee directors forfeited 1,355 options during the fiscal quarter. Pre-tax stock-based compensation expense recorded during the twelve weeks ending December 22, 2010 for the stock option plans totaled $93. The Company has placed an indefinite moratorium on the issuance of stock options.

Restricted Shares − During the twelve weeks ended December 22, 2010, no restricted shares were forfeited and 682 restricted shares vested. Pre-tax stock-based compensation expense recorded during the twelve weeks ending December 22, 2010 for the plan totaled $62. The Company has placed an indefinite moratorium on the issuance of restricted stock.

Our compensation philosophy, including the various equity plans, has changed to reflect present management’s view on the most effective method to create shareholder value. The new incentives, which are cash based, are designed to ensure alignment with the Company’s objective to maximize intrinsic business value on a per share basis. During the first quarter of fiscal year 2010, we resolved to suspend, indefinitely, all future option grants under the 2008 Employee Stock Option Plan, we terminated the 2009 Employee Stock Option Plan, under which no options had been granted to date, we placed an indefinite moratorium on the issuance of restricted stock, and we terminated the Employee Stock Purchase Plan.

18. Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our condensed financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

19. Fair Value of Financial Assets and Liabilities

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

Cash equivalents: Cash equivalents primarily consist of money market funds. Money market funds that are carried at fair value, based on quoted market prices, are classified within Level 1 of the fair value hierarchy.  All other cash equivalents carried at fair value based on observable inputs for which a quoted market price is not available are classified within Level 2 of the fair value hierarchy. Cash equivalents reflected below includes $1,057 and $6,845 of cash equivalents held by the consolidated affiliated partnerships at December 22, 2010 and September 29, 2010, respectively.

Equity securities: Except as follows, the Company’s investments in equity securities are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy. Approximately $814 of the investments held by consolidated affiliated partnerships at September 29, 2010 have been classified within Level 2 of the fair value hierarchy and have been valued, in the absence of observable market prices, by management. Fair value is determined using valuation methodologies after giving consideration to a range of observable factors.

Non-qualified deferred compensation plan investments: The assets of the Non-Qualified Deferred Compensation plan are set up in a rabbi trust. They represent mutual funds that are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.

Investment held by consolidated affiliated partnership: Investments of $331 and $323 as of December 22, 2010 and September 29, 2010, respectively, have been classified within Level 3 of the fair value hierarchy and represents a private security.

Derivatives: Derivative options are marked to market each reporting period using readily available market quotes, and are classified within Level 2 of the fair value hierarchy.

As of December 22, 2010, the fair values of financial assets and liabilities were as follows:

	December 22, 2010				September 29, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,057	$44,564	$-	$45,621	$6,845	$38,134	$-	$44,979
Equity securities:
Restaurant/Retail	882	-	-	882	26,789	-	-	26,789
Other	6,553	-	-	6,553	5,734	-	-	5,734
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	1,241	-	-	1,241	5,559	-	-	5,559
Other	852	-	-	852	8,931	814	-	9,745
Non-qualified deferred compensation plan investments	534	-	-	534	476	-	-	476
Investment held by consolidated affiliated partnership	-	-	331	331	-	-	323	323
Total assets at fair value	$11,119	$44,564	$331	$56,014	$54,334	$38,948	$323	$93,605

Liabilities
Derivatives	$-	$5	$-	$5	$-	$97	$-	$97
Total liabilities at fair value	$-	$5	$-	$5	$-	$97	$-	$97

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

December 22,
2010
Beginning of period balance	$323
Gain included in earnings	8
End of period balance	$331

During fiscal 2010, the Company had no significant fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

20. Steak n Shake of Tallahassee

During the second quarter of fiscal 2010, Steak n Shake reacquired the noncontrolling interest of Steak n Shake of Tallahassee LLC for $168.

21. Related Party Transactions

Mr. Biglari, along with his affiliates, and certain directors of the Company make investments in the Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations. However, Mr. Biglari does not pay an incentive allocation fee as a limited partner in the Lion Fund. As of December 22, 2010, the total fair value of these investments was approximately $2,568.

22. Business Segment Reporting

Revenue and earnings before income taxes and noncontrolling interests by segment data for the twelve weeks ending December 22, 2010 and December 23, 2009 were as follows:

	Revenue		Earnings before income taxes and noncontrolling interests		Net earnings attributable to Biglari Holdings Inc

	2010	2009	2010	2009	2010	2009
Operating Business:
Restaurant Operations:
Steak n Shake	$151,896	$149,358	$9,461	$8,460	$6,530	$5,653
Western	3,719	—	414	—	252	—
Total Restaurant Operations	155,615	149,358	9,875	8,460	6,782	5,653

Investment Management:
Management fees	110	—	110	—	68	—
Incentive fee reallocation	—	—	2,510	—	1,535	—
Consolidated affiliated partnerships	2,997	—	1,791	—	81	—
Total Investment Management Operations	3,107	—	4,411	—	1,684	—

Corporate and Other:
Corporate and other	—	—	(1,723)	(594)	(1,266)	(369)
Investment and derivative gains/losses	—	—	3,053	312	1,923	193
Total Corporate and Other	—	—	1,330	(282)	657	(176)

Reconciliation of segments to consolidated amount:
Eliminations	—	—	(2,510)	—	340	—
	$158,722	$149,358	$13,106	$8,178	$9,463	$5,477

Biglari Capital, the general partner of the Lion Fund, earned $5,199 of an incentive allocation fee; however, $2,689 is eliminated, for that amount represents the Company’s fee as a limited partner, which is uncharged because the Company owns the general partner. The remaining $2,510 is an incentive fee that is charged and reallocated from outside limited partners of the Lion Fund. The incentive fee is assessed only once a year in the calendar year end quarter, and no predictability of such earnings exists because the Lion Fund annual performance is unpredictable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in $000s, except per share data)

Biglari Holdings Inc. is a diversified holding company engaged in a number of diverse business activities.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings, Steak n Shake, Western, and Biglari Capital.  The Company’s long-term objective is to maximize per-share intrinsic value of the Company. The Company’s strategy is to reinvest cash generated from its operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  All major operating, investment, and capital allocation decisions are made for the Company by Mr. Biglari.

On March 30, 2010, the Company, through Merger Sub, acquired 100% of the outstanding equity interests of Western, pursuant to the Merger Agreement. Upon the consummation of the merger pursuant to the Merger Agreement, Merger Sub merged with and into Western, with Western continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.

The Company’s Restaurant Operations consist of Steak n Shake and Western. As of December 22, 2010, Steak n Shake operated 412 company-owned restaurants and franchised 75 units in 22 states. Western operated 5 company-operated restaurants and franchised 90 units in 17 states.

On April 30, 2010, the Company acquired Biglari Capital pursuant to the Stock Purchase Agreement between the Company and our CEO, who was the sole shareholder of Biglari Capital. Biglari Capital is the general partner of the Lion Fund, a limited partnership operating as a private investment fund whose objective is to achieve above-average, long-term growth of capital from investments in stocks of simple, predictable businesses that generate substantial cash flow, yet trade at a significant discount to intrinsic value. The Lion Fund functions as a strategic investment arm for Biglari Holdings principally to assist in facilitating the partial ownership of other publicly traded companies.

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

The condensed consolidated financial statements include the accounts of (i) Biglari Holdings Inc., (ii) the wholly and majority owned subsidiaries of Biglari Holdings Inc. in which control can be exercised and (iii) limited partnership investment companies in which we have a controlling interest as the general partner. In evaluating whether we have a controlling interest in entities that we would consolidate, we consider the following: (1) for voting interest entities, we consolidate those entities in which we own a majority of the voting interests; and (2) for limited partnership entities, we consolidate those entities if we are the general partner of such entities and for which no substantive removal rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.  The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered include the determination as to the degree of control over an entity by its various equity holders and the design of the entity.

First Quarter Fiscal Year 2011
We recorded net earnings of $9,463 for the first quarter of fiscal year 2011, as compared with net earnings of $5,477 in the first quarter of fiscal year 2010. The increase was primarily driven by the performance of our operating businesses, realized investment gains, and inclusion of Western’s results. Additionally, the increase was impacted by the $2,510 of incentive fee reallocation earned by Biglari Holdings as recorded in noncontrolling interests.

As of December 22, 2010 the total number of company-owned and franchised restaurants was 582 as follows:

	Company-owned	Franchised	Total
Steak n Shake	412	75	487
Western	5	90	95
Total	417	165	582

During the first quarter fiscal year 2011, Restaurant Operations suffered no closings of underperforming company-owned restaurants or transfers to franchisees. Also during the first quarter fiscal year 2011, Steak n Shake underwent no franchise closures while opening four new franchise units.

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

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the condensed consolidated Statements of Earnings for the periods indicated:

	Twelve Weeks Ended

	December 22, 2010	December 23, 2009
Net revenues
Restaurant Operations:
Net sales	96.4%	99.0%
Franchise fees	1.3	0.6
Other revenue	0.3	0.3
Total	98.0	100.0
Investment Management Operations:
Management fee income	0.1	0.0
Consolidated Affiliated Partnerships:
Investment gains/losses	1.7	0.0
Other income	0.2	0.0
Total	2.0	0.0
Total net revenues	100.0	100.0

Costs and expenses
Cost of sales (1)	27.0	26.0
Restaurant operating costs (1)	47.5	49.5
General and administrative	6.9	5.9
Depreciation and amortization	4.2	4.6
Marketing	5.6	5.2
Rent	2.5	2.5
Pre-opening costs	0.0	0.0
Asset impairments and provision for restaurant closings	0.2	0.1
Loss on disposal of assets	0.1	0.0
Other operating income	0.5	0.0

Other income (expense)
Interest, dividend and other investment income	0.0	0.1
Interest on obligations under leases	(1.5)	(1.7)
Interest expense	(0.4)	(0.1)
Realized investment gains/losses	1.8	0.2
Derivative gains/losses	0.1	0.0
Total other income (expense)	0.0	(1.5)

Earnings before income taxes	8.3	5.5

Income taxes	2.7	1.8

Net earnings	5.5	3.7
Earnings attributable to noncontrolling interest	0.0	0.0
Earnings/loss attributable to redeemable noncontrolling interest:
Income/loss allocation	(1.1)	0.0
Incentive fee reallocation	1.6	0.0
Total loss attributable to redeemable noncontrolling interest	0.4	0.0

Net earnings attributable to Biglari Holdings Inc.	6.0%	3.7%
_______________
(1) Cost of sales and Restaurant operating costs are expressed as a percentage of Net sales.

Comparison of Twelve Weeks Ended December 22, 2010 to Twelve Weeks Ended December 23, 2009

Net Earnings
We recorded net earnings of $9,463, or $7.08 per diluted share, for the current quarter, as compared with net earnings of $5,477 or $3.82 per diluted share for the first quarter of fiscal year 2010. The increase was primarily driven by the performance of our operating business, realized investment gains, and inclusion of Western’s results. Additionally, the increase was impacted by the $2,510 of incentive fee reallocation earned by Biglari Holdings as recorded in noncontrolling interests.

Net Sales
In the first quarter of fiscal year 2011, net sales increased 3.5% from $147,924 to $153,059, mainly because of the performance of our Restaurant Operations, including the increase in Steak n Shake’s same-store sales. Steak n Shake’s same store sales advanced 2.1% during the first quarter of fiscal year 2011, the consequence of increased guest traffic by 3.5%, but partially offset by lower average selling prices. The acquisition of Western increased total net sales by $2,953 or 1.9%.

Franchise fees increased $1,126 or 122.5% compared to the first quarter of fiscal year 2010. The number of franchised units increased from 73 at December 23, 2009 to 165 at December 22, 2010, primarily because of the inclusion of Western franchised units.

Costs and Expenses
Cost of sales was $41,280 or 27.0% of net sales, compared with $38,479 or 26.0% of net sales in the first quarter of fiscal year 2010.

Restaurant operating costs were $72,689 or 47.5% of net sales, compared with $73,238 or 49.5% of net sales in the first quarter of fiscal year 2010. The percentage decrease of net sales stemmed from the implementation of several operating initiatives, which have produced higher productivity and labor efficiency.

General and administrative expenses increased as a percentage of total net revenues from 5.9% to 6.9% because of the inclusion of Western’s general and administrative expenses, incentive compensation expense, legal costs, and the integration of certain business functions such as supply chain management. For strategic purposes, the Company over the last several months of fiscal year 2010 transitioned to and centralized selected business functions at the Company’s headquarters in San Antonio, namely, supply chain management, franchise development, human resources, and training.

Depreciation and amortization expense was $6,609 or 4.2% of total net revenues, versus $6,923 or 4.6% of total net revenues in the first quarter of fiscal year 2010.

Marketing expense was $8,951 or 5.6% of total net revenues, versus $7,727 or 5.2% of total net revenues in the first quarter of fiscal year 2010.

Rent expense remained consistent as a percentage of total net revenues at 2.5%, compared to the first quarter of fiscal year 2010.

Asset impairments and provision for restaurant closings for the first quarter of fiscal year 2011 amounted to $283 or 0.2% of total net revenues, versus $171 or 0.1% of total net revenues in the first quarter of fiscal year 2010.

Loss on disposal of assets was $104 in the first quarter of fiscal year 2011, versus a gain of $23 in the first quarter of fiscal year 2010.

Interest expense on obligations under leases was $2,449 or 1.5% of total net revenues, versus $2,476 or 1.7% of total net revenues in the first quarter of fiscal year 2010.

Our effective income tax rate was 33.1% in the first quarter of fiscal year 2011, a figure relatively consistent with the income tax rate of 32.8% in the first quarter of fiscal year 2010.

Biglari Holdings Investment Gains
We recorded net realized investment gains of $2,878 for the current quarter connected primarily to dispositions of marketable equity securities and investment gains of $175 related to the change in fair value of derivatives and dispositions. We recorded $312 of realized gains on investments during the first quarter of fiscal year 2010. These investments are retained directly by Biglari Holdings, not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains (Losses)
We recorded a net realized gain of $2,462 for the current quarter related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized investment gain of $225. These amounts were offset by $1,812 related to earnings attributable to redeemable noncontrolling interests to determine earnings allocated to the Company.

Consolidated Affiliated Partnerships
Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock and Debentures as investments. In our condensed consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. The Debentures owned by the consolidated affiliated partnerships were recorded as a debt extinguishment upon acquisition, though the Debentures remain outstanding. As of December 22, 2010 and September 29, 2010, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost) and $7,540 of Debentures.

Throughout fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these purchases of the Lion Fund totaled $49,460 on December 22, 2010. These investments in the Lion Fund do not appear explicitly in the Company’s condensed consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements. Further, the Lion Fund’s portfolio holds significant interests in both Biglari Holdings’ common stock and its Debentures, which are classified on the Company’s condensed consolidated Balance Sheet as reductions to Shareholders’ equity and Long-term debt, respectively. Biglari Holdings’ pro-rata ownership of its Company common stock and Debentures through the Lion Fund at December 22, 2010 was 100,387 shares of stock (with a fair value of $41,180) and $3,722 of Debentures, respectively, based on Biglari Holdings’ ownership interest in the Lion Fund on December 22, 2010.

Liquidity and Capital Resources
We generated $27,023 in cash flows from operations during the first quarter of fiscal year 2011 as compared to $19,686 during the first quarter of fiscal year 2010. The increase was based primarily on net earnings in the first quarter of fiscal year 2011, timing of receipts and payment of disbursements related to operating activities, and the inclusion of investment operations of consolidated affiliated partnerships.

Net cash provided by investing activities of $25,848 during the first quarter of fiscal year 2011 was primarily a result of net sales of investments. Net cash used in investing activities of $7,481 during the first quarter of fiscal year 2010 included purchases of investments of $8,174.

Net cash used in financing activities during the first quarter of fiscal year 2011 was $21,008 compared to net cash used of $1,409 during the first quarter of fiscal year 2010. The increase resulted primarily from the consolidated affiliated partnerships’ distributions to noncontrolling interests.

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

Debentures
The Company acquired 100% of the outstanding equity interests of Western. Under the terms of the Merger Agreement, each share of Western’s common stock was cancelled upon the completion of the merger and converted into the right to receive a pro rata portion of a new issue of 14% redeemable subordinated debentures due 2015 issued by the Company (the “Debentures”) in the aggregate principal amount of $22,959 with cash paid in lieu of fractional Debenture interests. The Company paid $194 in lieu of fractional Debentures.

As of December 22, 2010, Debentures in the aggregate principal amount of $22,765 are legally outstanding. Lion Fund owns $7,540 of Debentures and upon the acquisition of Biglari Capital those Debentures were extinguished for accounting purposes but remain legal obligations of the Company.

Steak n Shake Revolving Credit Facility
As of December 22, 2010, Steak n Shake’s Revolving Credit Facility (“Facility”) allows it to borrow up to $30,000 and bears interest based on LIBOR plus 225 basis points. At December 22, 2010, outstanding borrowings under the Facility were $14,000 at an interest rate of 2.5%. The Facility is scheduled to expire on February 15, 2011. We are in the process of negotiating a new facility with our current lender and anticipate closing prior to maturity.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios as well as restrict the amount of distributions to the parent Company. Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries. These restrictions and covenants include requirements to limit the ratio of total liabilities to tangible net worth (as defined in the Facility) to a maximum of 1.50 and to maintain a minimum fixed charge coverage ratio (as defined in the Facility) of 1.75. Steak n Shake was in compliance with all covenants under the Facility as of December 22, 2010.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, chattel paper, software, and all other personal property of Steak n Shake (and its two subsidiaries).

The carrying amounts for debt reported in the condensed consolidated Balance Sheet do not differ materially from their fair values at December 22, 2010.

New Accounting Standards
See Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Effects of Governmental Regulations and Inflation
Most employees are paid hourly rates related to federal and state minimum wage laws. Any increase in the legal minimum wage would directly increase the Company’s operating costs. The Company is also subject to various federal, state and local laws related to zoning, land use, safety standards, working conditions, and accessibility standards. Any changes in these laws that require improvements to its restaurants would increase operating costs. In addition, the Company is subject to franchise registration requirements and certain related federal and state laws regarding franchise operations. Any changes in these laws could affect its ability to attract and retain franchisees.

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

Risks Associated with Forward-Looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may,” and other similar terminology. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to:

•	the ability of the restaurant operations to increase store traffic on a profitable basis;
•	competition in the restaurant industry for customers, staff, locations, and new products;
•	disruptions in the overall economy and the financial markets;
•	the Company’s ability to comply with the restrictions and covenants to its debt agreements;
•	declines in the market price of our common stock, which could adversely affect our goodwill impairment analysis;
•	the potential to recognize additional impairment charges on our long−lived assets;
•	fluctuations in food commodity and energy prices and the availability of food commodities;
•	the ability of our franchisees to operate profitable restaurants;
•	the poor performance or closing of even a small number of restaurants;
•	changes in customer preferences, tastes, and dietary habits;
•	changes in minimum wage rates and the availability and cost of qualified personnel;
•	harsh weather conditions or losses due to casualties;
•	unfavorable publicity relating to food safety or food−borne illness;
•	exposure to liabilities related to the ownership and leasing of significant amounts of real estate;
•	our ability to comply with existing and future governmental regulations;
•	our ability to adequately protect our trademarks, service marks, and other components of our brand;
•	changes in market prices of our investments; and
•	other risks identified in the periodic reports we file with the Securities and Exchange Commission.

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
Our investments are generally concentrated in common stocks. A significant decline in the general stock market or in the price of major investments may produce a large decrease in our consolidated Shareholders’ equity and under certain circumstances may require the recognition of losses in the condensed consolidated Statement of Earnings. Decreases in values of equity investments can have a material adverse effect on our consolidated Shareholders’ equity.

At December 22, 2010 the Facility bore interest at a rate based upon LIBOR plus 225 basis points. Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. At December 22, 2010, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $85 on our net earnings.

Steak n Shake and Western purchase certain food products which may be affected by volatility in commodity prices due to weather conditions, supply levels, and other market conditions, which we do not expect to have a material impact on us.

We do not have exposure to foreign currency exchange rate fluctuations, as we do not transact business in international markets and are not a party to any material non-U.S. dollar denominated contracts.

Item 4.	Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (c)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 22, 2010.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 22, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings
See Note 18 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors
An investment in the common stock of any company involves a degree of risk. Investors should consider carefully the risks and uncertainties described in the Company’s Annual Report on Form 10−K filed with the SEC, and those other risks described elsewhere in this report, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm the Company’s business, financial condition, and results of operations. The occurrence of risk factors could harm the Company’s business, financial condition, and results of operations. The trading price of the Company’s common stock could decline due to any of these risks and uncertainties, and stockholders may lose part or all of their investment.

There have been no material changes in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 29, 2010.

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

Date:  January 28, 2011

BIGLARI HOLDINGS INC.

By:	/s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer