Form 10-Q
period 2011-04-13
BIGLARI HOLDINGS INC.
filed 2011-05-20
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 13, 2011

or

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

As of May 18, 2011 1,432,854 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

BIGLARI HOLDINGS INC.

Index

Part I Financial Information
Item 1. Financial Statements
BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (amounts in $000s, except share and per share data)

	April 13, 2011	September 29, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,214	$47,563
Investments	21,127	32,523
Receivables, net of allowance of $497 and $475, respectively	11,081	5,818
Inventories	6,157	6,061
Deferred income taxes	5,340	3,802
Assets held for sale	7,816	9,611
Other current assets	3,588	4,453
Total current assets	124,323	109,831
Property and equipment, net	378,134	386,181
Goodwill	27,529	28,759
Other intangible assets, net	7,567	7,959
Other assets	6,647	7,612
Investments held by consolidated affiliated partnerships	17,825	23,497
Total assets	$562,025	$563,839
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$29,405	$26,752
Due to broker	—	3,903
Accrued expenses	37,770	37,401
Revolving credit	13,044	18,000
Current portion of obligations under leases	4,686	4,556
Current portion of long-term debt	4,135	151
Total current liabilities	89,040	90,763
Deferred income taxes	13,208	10,309
Obligations under leases	119,805	124,247
Long-term debt	18,508	17,781
Other long-term liabilities	10,127	9,499
Total liabilities	250,688	252,599
Commitments and contingencies
Redeemable noncontrolling interests of consolidated affiliated partnerships	52,821	62,245
Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,511,174 and 1,511,175 shares issued, 1,227,056 and 1,227,654 shares outstanding (net of treasury stock), respectively	756	756
Additional paid-in capital	136,594	143,521
Retained earnings	210,933	195,825
Accumulated other comprehensive income (loss)	725	(1,152)
Treasury stock – at cost: 284,118 shares and 283,521 shares (includes 205,743 shares held by consolidated affiliated partnerships) at April 13, 2011 and September 29, 2010, respectively	(90,492)	(89,955)
Biglari Holdings Inc. shareholders’ equity	258,516	248,995
Total liabilities and shareholders’ equity	$562,025	$563,839

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Sixteen and Twenty-Eight Weeks Ended April 13, 2011 and April 14, 2010)
(amounts in $000s, except share and per share data)

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net revenues
Restaurant Operations:
Net sales	$207,896	$197,257	$360,955	$345,181
Franchise fees	2,305	1,192	4,350	2,111
Other revenue	711	667	1,222	1,182
Total	210,912	199,116	366,527	348,474
Investment Management Operations:
Management fee income	114	—	224	—
Consolidated Affiliated Partnerships:
Investment gains/losses	259	—	2,946	—
Other income/loss	(8)	—	302	—
Total	365	—	3,472	—
Total net revenues	211,277	199,116	369,999	348,474

Costs and expenses
Cost of sales	57,543	54,160	98,823	92,639
Restaurant operating costs	102,640	98,476	175,329	171,714
General and administrative	14,595	11,609	25,609	20,394
Depreciation and amortization	8,683	8,962	15,292	15,885
Marketing	10,780	9,882	19,731	17,609
Rent	5,124	4,988	9,020	8,696
Pre-opening costs	34	—	76	—
Asset impairments and provision for restaurant closings	(270)	(28)	13	143
Loss on disposal of assets	153	122	257	99
Other operating (income) expense	(57)	(408)	765	(471)
Total costs and expenses, net	199,225	187,763	344,915	326,708

Other income (expense)
Interest, dividend and other investment income	118	154	153	229
Interest on obligations under leases	(3,261)	(3,477)	(5,710)	(5,953)
Interest expense	(867)	(197)	(1,432)	(343)
Realized investment gains/losses	366	522	3,244	834
Derivative gains/losses	32	—	207	—
Total other income (expense)	(3,612)	(2,998)	(3,538)	(5,233)

Earnings before income taxes	8,440	8,355	21,546	16,533

Income taxes	2,687	2,838	7,028	5,522

Net earnings	5,753	5,517	14,518	11,011
Earnings/loss attributable to noncontrolling interest	—	7	—	(10)
Earnings/loss attributable to redeemable noncontrolling interests:
Income allocation	(108)	—	(1,920)	—
Incentive fee reallocation	—	—	2,510	—
Total earnings/loss attributable to redeemable noncontrolling interests	(108)	—	590	—
Net earnings attributable to Biglari Holdings Inc.	$5,645	$5,524	$15,108	$11,001

Earnings per share attributable to Biglari Holdings Inc.
Basic earnings per common and common equivalent share	$4.25	$3.87	$11.38	$7.70
Diluted earnings per common and common equivalent share	$4.23	$3.84	$11.31	$7.66

Weighted average shares and equivalents
Basic	1,327,685	1,428,699	1,327,480	1,427,835
Diluted	1,334,653	1,437,806	1,335,878	1,436,746

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Twenty-Eight Weeks Ended April 13, 2011 and April 14, 2010)
(amounts in $000s)

	Twenty-Eight Weeks Ended
	2011	2010
	(Unaudited)
Operating activities
Net earnings	$14,518	$11,011
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	15,292	15,885
Provision for deferred income taxes	1,314	1,519
Asset impairments and provision for restaurant closings	13	143
Stock-based compensation and other non-cash expenses	572	900
Loss on disposal of assets	257	99
Realized investment (gains)	(3,244)	(834)
Derivative gains/losses	(207)	—
Changes in receivables and inventories	(5,161)	(3,152)
Changes in other assets	1,261	(126)
Changes in accounts payable and accrued expenses	2,679	5,650
Investment operations of consolidated affiliated partnerships:
Purchases of investments	(28,057)	—
Sales of investments	37,752	—
Realized investment (gains), net	(2,567)	—
Unrealized gains on marketable securities held by consolidated affiliated partnerships	(379)	—
Changes in cash equivalents held by consolidated affiliated partnerships	(1,858)	—
Net cash provided by operating activities	32,185	31,095
Investing activities
Additions of property and equipment	(7,556)	(4,648)
Proceeds from property and equipment disposals	1,988	711
Purchases of investments	(25,841)	(9,532)
Sales of investments	44,422	9,169
Changes in due to/from broker	(3,903)	—
Cash from merger activities	—	1,208
Net cash provided by (used in) investing activities	9,110	(3,092)
Financing activities
Proceeds from revolving credit facility	144,325	—
Payments on revolving credit facility	(149,281)	(1,000)
Borrowings on long-term debt	20,000	—
Principal payments on long-term debt	(15,289)	(8)
Principal payments on direct financing lease obligations	(4,301)	(2,253)
Proceeds and tax benefits from exercise of stock options and employees stock purchase plan	477	210
Cash paid in lieu of fractional shares	—	(711)
Repurchase of employee shares for tax withholding	(494)	(199)
Distributions to noncontrolling interest	—	(221)
Financing activities of consolidated affiliated partnerships:
Contributions from noncontrolling interests	691	—
Distributions to noncontrolling interests	(15,772)	—
Net cash used in financing activities	(19,644)	(4,182)
Increase in cash and cash equivalents	21,651	23,821
Cash and cash equivalents at beginning of period	47,563	51,395
Cash and cash equivalents at end of period	$69,214	$75,216

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Twenty-Eight Weeks Ended April 13, 2011 and April 14, 2010)
(amounts in $000s)
(Unaudited)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 29, 2010	$756	$143,521	$195,825	$(1,152)	$(89,955)	$248,995
Net earnings attributable to Biglari Holdings Inc.			15,108			15,108
Reclassification of investment appreciation in net earnings, net of $821 tax				1,285		1,285
Net change in unrealized gains and losses on investments, net of $379 tax				592		592
Total comprehensive income						16,985
Exercise of stock options and other stock compensation transactions		741			(537)	204
Adjustment to redeemable noncontrolling interests to reflect maximum redemption value		(7,668)				(7,668)
Balance at April 13, 2011	$756	$136,594	$210,933	$725	$(90,492)	$258,516

Balance at September 30, 2009	$757	$143,691	$167,731	$112	$(20,430)	$291,861
Net earnings attributable to Biglari Holdings Inc.			11,001			11,001
Reclassification of investment appreciation in net earnings, net of $58 tax				(92)		(92)
Net change in unrealized gains and losses on investments, net of $148 tax				232		232
Total comprehensive income						11,141
Exercise of stock options and other stock compensation transactions		712			(353)	359
Retirement of shares held by subsidiary	(1)	1				—
Cash paid in lieu of fractional shares		(711)				(711)
Reacquired shares from acquisition					(368)	(368)
Balance at April 14, 2010	$756	$143,693	$178,732	$252	$(21,151)	$302,282

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 13, 2011
(amounts in $000s, except share and per share data)

1. General

The accompanying unaudited condensed consolidated financial statements of Biglari Holdings Inc. (“we”, “us”, “our”, “Biglari Holdings”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Balance Sheet as of April 13, 2011, the condensed consolidated Statements of Earnings for the sixteen and twenty-eight weeks ended April 13, 2011 and April 14, 2010, and the condensed consolidated Statements of Cash Flows and Statements of Changes in Shareholders’ Equity for the twenty-eight weeks ended April 13, 2011 and April 14, 2010 have been included, and consist only of normal recurring adjustments. The condensed consolidated Statements of Earnings for the sixteen and twenty-eight weeks ended April 13, 2011 and April 14, 2010 are not necessarily indicative of the condensed consolidated Statements of Earnings for the entire fiscal years. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2010.

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

Basis of Presentation and Consolidation
As of April 13, 2011, the condensed consolidated financial statements include the accounts of (i) the Company, (ii) its         wholly-owned subsidiaries Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”), and (iii) investment related subsidiaries and limited partnerships (the “consolidated affiliated partnerships”). As a result of the Company’s acquisitions of Western and Biglari Capital during fiscal year 2010, the Company acquired financial interests in The Lion Fund, L.P. (the “Lion Fund”), Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P., investment limited partnerships (collectively referred to as consolidated affiliated partnerships), for which the Company has a substantive controlling interest. We consolidate entities in which we have a    wholly-owned or controlling interest in the general partner. The consolidated affiliated partnerships’ assets and liabilities are consolidated on the Company’s April 13, 2011 balance sheet even though outside limited partners have majority ownership in all of the investment partnerships. The Company does not guarantee any of the liabilities of its subsidiaries that are serving as general partners to these consolidated affiliated partnerships. All intercompany accounts and transactions have been eliminated in consolidation.

The financial information of Western and Biglari Capital has been reflected in the condensed consolidated financial statements of the Company as of March 30, 2010 and April 30, 2010, their respective acquisition dates. Western’s and Biglari Capital’s March 31 quarter end for financial reporting purposes differs from the end of the Company’s fiscal quarter of April 13, 2011.  Significant transactions in the intervening period are disclosed.

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

Index

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

Because Biglari Capital is the general partner of the Lion Fund and has a substantive controlling interest, the Company has consolidated the Lion Fund. The Lion Fund is an investment fund that accounts for its investments at fair value. The fair value of the noncontrolling interests approximated the net asset value of the Lion Fund attributable to investors other than the Company, less the accrued incentive reallocation at the time of the acquisition. The Lion Fund investors may redeem their interests in the Lion Fund upon certain occurrences.

At the acquisition date, the Lion Fund owned 76,421 shares of common stock of the Company as well as $7,540 of the Company’s debentures. The fair value of the Company stock owned by the Lion Fund was $29,900, which was recorded as Treasury stock yet the shares remain outstanding. The debentures owned by the Lion Fund were recorded as a debt extinguishment. As the debentures had just been issued by the Company 30 days before the acquisition, the fair value of the debentures approximated their cost, and no gain or loss was recorded on the debt extinguishment (the debentures remained outstanding until their redemption on March 30, 2011 [See Note 14]). The noncontrolling interests in the Lion Fund had a fair value of $44,193 as of April 30, 2010.

The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid is allocated to the assets acquired and liabilities assumed from Biglari Capital based on their estimated fair values as of the closing date.

The following table represents the Company’s final assessment of the total purchase consideration allocated to the estimated fair values of the assets acquired and liabilities assumed from Biglari Capital as of April 30, 2010:

Purchase Allocation
Investments	$10,926
Company debentures	7,540
Total assets acquired	18,466

Current liabilities	66
Redeemable noncontrolling interests of consolidated affiliated partnerships	44,193
Treasury stock	(29,900)
Total liabilities assumed and treasury stock acquired	14,359
Net assets acquired	$4,107

Western Sizzlin Corporation
On March 30, 2010, the Company, through its wholly-owned subsidiary, Grill Acquisition Corporation (“Merger Sub”), acquired 100% of the outstanding equity interests of Western, pursuant to an Agreement and Plan of Merger among the Company, Merger Sub and Western, dated as of October 22, 2009 (the “Merger Agreement”).  Sardar Biglari, Chairman and Chief Executive Officer, was also Chairman and Chief Executive Officer of Western at the time of the acquisition. Pursuant to the Merger Agreement, Merger Sub merged with and into Western, with Western continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. Western, which is primarily engaged in the franchising of restaurants, includes (i) Western Sizzlin Franchise Corporation, Western Sizzlin Stores, Inc., Western Sizzlin Stores of Little Rock, Inc., Austins of Omaha, Inc., Western Investments, Inc., and Western Properties, Inc., wholly-owned subsidiaries, (ii) Western Acquisitions, L.P., (iii) Western Real Estate, L.P., (iv) Western Mustang Holdings, L.L.C. and Mustang Capital Management, L.L.C., (v) Mustang Capital Advisors, L.P., a majority-owned limited partnership, and (vi) two limited partnerships, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P.  During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds were distributed to the partners. Subsequent to the second quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P.  See Note 23 for further information.

Index

Under the terms of the Merger Agreement, each share of Western’s common stock was cancelled upon the completion of the merger and converted into the right to receive a pro rata portion of a new issue of 14% redeemable subordinated debentures due 2015 issued by the Company (the “Debentures”) in the aggregate principal amount of $22,959 (approximately $8.07 principal amount of Debentures per Western share), with cash of $194 paid in lieu of fractional Debenture interests. See Note 14 for further information on the Debentures.

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

The table shown below reflects the final purchase price allocation recognized at April 13, 2011.

	Amounts	Measurement	Amounts at
	Previously	Period	April 13,
	Recognized1	Adjustments	2011
Current assets	$3,310	$—	$3,310
Property and equipment, net	4,874		4,874
Investments, including marketable securities held by consolidated affiliated partnerships	13,037		13,037
Goodwill2	14,256	(1,230)	13,026
Intangible assets	6,880		6,880
Other assets2	586	77	663
Total assets acquired	42,943	(1,153)	41,790

Current liabilities	1,966		1,966
Debt	2,595		2,595
Other long-term liabilities2	3,787	(1,153)	2,634
Redeemable noncontrolling interests of consolidated affiliated partnerships	15,882		15,882
Treasury stock	(4,246)		(4,246)
Total liabilities assumed and treasury stock acquired	19,984	(1,153)	18,831
Net assets acquired	$22,959	$—	$22,959
____________________
1 Amounts reported in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 29, 2010.

2 The adjustment related to valuation of income tax assets and liabilities determined after the filing of the final Western income tax return during the second quarter of fiscal year 2011.

The goodwill and intangible assets generated from the merger is a result of the excess purchase price over the net fair value of the assets and liabilities acquired.  We expect goodwill of approximately $942 to be deductible for tax purposes. Goodwill in the amount of $13,026 has been recorded in the Restaurant Operations segment.

Pro Forma Information
The following unaudited pro forma combined results of operations as of April 14, 2010, give effect to the acquisitions of Western and Biglari Capital as if they had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations do not purport to represent our consolidated earnings had the acquisitions occurred on the dates assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations. The pro forma results do not reflect any expected cost savings.

Index

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 13, 2011	April 14, 2010	April 13, 2011	April 14, 2010
		(Pro forma)		(Pro forma)
Net revenues	$211,277	$204,678	$369,999	$357,830
Net earnings	$5,645	$5,199	$15,108	$7,967
Basic earnings per share	$4.25	$3.64	$11.38	$5.65
Diluted earnings per share	$4.23	$3.62	$11.31	$5.62

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

5. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The reclassifications primarily relate to the reorganization of our condensed consolidated Statement of Earnings to better align with the Company’s new holding company structure and diversification into other industries. The reclassifications had no effect on net earnings, total assets, or cash flows.  Amounts reclassified for the sixteen and twenty-eight weeks ended April 14, 2010 included:

•	Reclassification of $3,674 and $6,296, respectively, from interest expense previously included in Costs and expenses to Interest on obligations under leases and Interest expense within Other income;
•	Reclassification of $667 and $1,182, respectively, from Other operating income to Other revenue within restaurant operations, primarily representing revenue generated from rental income;
•	Reclassification of $607 and $945, respectively, from Other operating income to Net sales, primarily representing revenue from ancillary sources.

Index

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

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	April 13,	April 14,	April 13,	April 14,
	2011	2010	2011	2010
Basic earnings per share:
Weighted average common shares	1,327,685	1,428,699	1,327,480	1,427,835
Diluted earnings per share:
Weighted average common shares	1,327,685	1,428,699	1,327,480	1,427,835
Dilutive effect of stock awards	6,968	9,107	8,398	8,911
Weighted average common and incremental shares	1,334,653	1,437,806	1,335,878	1,436,746
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock	—	14,714	1,030	16,367

7. Investments

Investments consisted of the following:

	April 13,	September 29,
	2011	2010
Cost	$19,939	$34,412
Gross unrealized gains	1,432	657
Gross unrealized losses	(244)	(2,546)
Fair value	$21,127	$32,523

Unrealized losses of marketable equity securities at April 13, 2011 relate to securities that have been in an unrealized loss position for less than 12 months. We consider several factors in determining other-than-temporary impairment losses including the current and expected long-term business prospects of these issuers, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers. The gross unrealized loss at April 13, 2011 was insignificant.

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

Index

Realized investment gains/losses were as follows:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 13,	April 14,	April 13,	April 14,
	2011	2010	2011	2010
Gross realized gains on sales	$366	$522	$3,250	$834
Gross realized losses on sales	$—	$—	$(6)	$—

From time to time, the Company enters into certain derivative options in equity securities as part of its investment strategy. In accordance with FASB ASC 815, Accounting for Derivative Instruments and Hedging Activities, these options are marked to market for each reporting period and this fair value adjustment is recorded as a gain or loss in the condensed consolidated Statement of Earnings.  We believe that realized investment gains/losses are often meaningless in terms of understanding reported results. Short term investment gains/losses have caused and may continue to cause significant volatility in our results.

During the quarter which ended April 13, 2011, the Company entered into short sales on certain equity securities, that is, a transaction in which the Company sells securities it does not own. The Company’s use of short sales involves the risk that the price of the security in the open market may be higher when it is purchased in order to close out the Company’s short position, resulting in a loss to the Company. Such a loss is theoretically limitless because there are no restrictions on the potential increase in the price of a security, or any guarantee as to the price at which the Company would be able to purchase the security in the open market. Securities sold in short sale transactions and the interest and dividends payable on such securities, if any, are reflected as a liability in Accrued expenses in the condensed consolidated Balance Sheet. As of April 13, 2011, the total liability of the securities in short position was $732. We had no outstanding short sales at September 29, 2010.

For the sixteen and twenty-eight weeks ended April 13, 2011, the Company recorded investment gains from marking derivatives to market of $32 and $207, respectively. No derivatives were held prior to the third quarter of fiscal year 2010.

8. Consolidated Affiliated Partnerships

Collectively, The Lion Fund L.P., Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. are referred to as consolidated affiliated partnerships of the Company.  Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments.  In our condensed consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding.  As stated in Note 2, certain of the consolidated affiliated partnerships held the Company’s Debentures as investments.  These Debentures were redeemed by the Company on March 30, 2011.  Refer to Note 14 for further information.  As of April 13, 2011 and September 29, 2010, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost) and $0 and $7,540 of Debentures, respectively.

Consolidated net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s debt and equity securities which has been eliminated in consolidation.

Throughout fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment.  The fair value of these investments in the Lion Fund totaled $51,059 at April 13, 2011. These investments in the Lion Fund do not appear explicitly in the Company’s condensed consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements.  Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which as described above is classified on the Company’s condensed consolidated Balance Sheet as a reduction to Shareholders’ equity.  Biglari Holdings’ pro-rata ownership of its Company common stock through the Lion Fund at April 13, 2011 was 100,623 shares of stock (with a fair value of $42,619) based on Biglari Holdings’ ownership interest in the Lion Fund on April 13, 2011.

Index

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities:

	April 13, 2011	September 29, 2010
Equity securities:
Cost	$7,687	$14,725
Fair value	$8,101	$15,627

Investments held by consolidated affiliated partnerships on the condensed consolidated Balance Sheet includes $9,724 and $7,870 of cash and cash equivalents that are only available for use by the consolidated affiliated partnerships at April 13, 2011 and September 29, 2010, respectively.

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The gross unrealized gains/losses and net realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities, were as follows:

	Sixteen Weeks Ended April 13,	Twenty-Eight Weeks Ended April 13,
	2011	2011
Gross unrealized gains	$176	$440
Gross unrealized losses	$(22)	$(61)
Net realized gains/losses from sale	$105	$2,567

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners is presented as Redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the accompanying condensed consolidated Balance Sheet.  The maximum redemption amount of the redeemable noncontrolling interests as of April 13, 2011 is $52,821.

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships.

Carrying value at September 29, 2010	$62,245
Contributions from noncontrolling interests	691
Distributions to noncontrolling interests	(17,193)
Incentive fee reallocation	(2,510)
Income / loss allocation	1,920
Adjustment to noncontrolling interests to reflect maximum redemption value	7,668
Carrying value at April 13, 2011	$52,821

The Company, through its ownership of Biglari Capital and Western Investments, is entitled to an incentive fee reallocation to the extent investment performance of the consolidated affiliated partnerships exceeds specified hurdle rates. Any such reallocation is included in net earnings attributable to the Company in the period the reallocation is earned.

Biglari Capital, the general partner of the Lion Fund, earned a $5,199 incentive allocation fee; however, $2,689 is eliminated, for that amount represents the Company’s fee as a limited partner, which is uncharged because the Company owns the general partner. The remaining $2,510 is an incentive fee that is charged and reallocated from outside limited partners of the Lion Fund. The incentive fee is assessed only once a year in the calendar year end quarter, and no predictability of such earnings exists because the Lion Fund annual performance is unpredictable.

Net earnings attributable to the Company only includes the Company’s share of earnings and losses related to our investments in the consolidated affiliated partnerships; all other earnings or losses from the consolidated affiliated partnerships are allocated to the redeemable noncontrolling interests.

Index

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

Subsequent to the second quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P.  See Note 23 for further information.

9. Assets Held for Sale

Assets held for sale are composed of the following:

	April 13,	September 29,
	2011	2010
Land and buildings	$7,176	$8,789
Improvements	640	822
Total assets held for sale	$7,816	$9,611

The April 13, 2011 balance included the following assets: one office building, four restaurants, and eight parcels of land. The Company expects to sell these properties within the next 12 months. For assets that have been held for sale for greater than one year, management continues to proactively market them. One parcel of land was sold during the first quarter of fiscal year 2011 and one restaurant was subleased during the second quarter of fiscal year 2011, which then was retransferred back to Property and equipment.

10. Other Current Assets

Other current assets primarily included prepaid rent, taxes, contractual agreements and deferred marketing expenditures.

11. Property and Equipment

Property and equipment is composed of the following:

	April 13,	September 29,
	2011	2010
Land	$159,892	$158,526
Buildings	149,652	148,718
Land and leasehold improvements	154,441	155,166
Equipment	203,578	203,757
Construction in progress	1,381	1,261
	668,944	667,428
Less accumulated depreciation and amortization	(290,810)	(281,247)
Property and equipment, net	$378,134	$386,181

12. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. The carrying value of goodwill decreased from September 29, 2010 due to the final purchase price adjustments relating to the Western acquisition. Refer to Note 2 for detail of the adjustments impacting goodwill.

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

Index

During the quarter ended September 29, 2010, we performed our annual assessment of the recoverability of our goodwill related to four reporting units. During the second quarter of fiscal year 2011, we performed our annual assessment of our recoverability of goodwill related to two reporting units. The valuation methodology and underlying financial information included in our determination of fair value require significant judgments to be made by management. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Other Intangibles
Other intangibles are composed of the following:

	April 13, 2011			September 29, 2010
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,063)	$417	$1,480	$(999)	$481
Franchise agreement	5,310	(531)	4,779	5,310	(266)	5,044
Other	1,136	(509)	627	1,136	(446)	690
Total	7,926	(2,103)	5,823	7,926	(1,711)	6,215
Intangible assets with indefinite lives	1,744	—	1,744	1,744	—	1,744
Total intangible assets	$9,670	$(2,103)	$7,567	$9,670	$(1,711)	$7,959

Intangible assets subject to amortization consist of franchise agreements and certain customer relationships acquired in connection with the acquisition of Western, a right to operate and favorable leases acquired in connection with prior acquisitions and are being amortized over their estimated weighted average useful lives ranging from five to twelve years. Amortization expense for the sixteen weeks ended April 13, 2011 and April 14, 2010 was $200 and $60, respectively. Amortization expense for the twenty-eight weeks ended April 13, 2011 and April 14, 2010 was $392 and $104, respectively. Total annual amortization expense for each of the next five years will approximate $810.

Intangible assets with indefinite lives consist of a trade name acquired in connection with the acquisition of Western and reacquired franchise rights acquired in connection with previous acquisitions.

13. Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, and a note receivable.

14. Borrowings

Debentures
In connection with the acquisition of Western, the Company issued 14% redeemable subordinated debentures due 2015 (the “Debentures”) in the aggregate principal amount of $22,959. On March 30, 2011, the Company redeemed all of its outstanding Debentures.  The Debentures were redeemed for cash at an aggregate redemption price of approximately $23,420, representing 100% of the principal amount outstanding, plus accrued and unpaid interest up to, but not including, March 30, 2011.  The Debentures were issued and the redemption was effected pursuant to the provisions of the Indenture, dated March 30, 2010 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee.  Upon the redemption of the Debentures, the Company’s obligations under the Debentures and the Indenture were satisfied and discharged in accordance with their terms. Included in the Debentures aggregate redemption price of $23,420 was approximately $7,804 of principal and interest paid to the Lion Fund. The payment to the Lion Fund does not appear explicitly in the Company’s condensed consolidated Statement of Cash Flows because of the requirement to consolidate fully the Lion Fund in the Company’s financial statements.

Steak n Shake Revolving Credit Facility and Term Loan
As of April 13, 2011, Steak n Shake’s Revolving Credit Facility (“Facility”) enables it to borrow up to $30,000 under a revolving loan, which bears interest based on the London Interbank Offered Rate (“LIBOR”) plus 150 basis points. The Facility is scheduled to expire February 15, 2013. On April 13, 2011, outstanding borrowings under the revolving loan were $12,894 at an interest rate of 1.8%. The Facility was amended effective February 15, 2011 to extend the maturity date and decrease the interest rate of the revolving loan. The lender also made a five-year $20,000 term loan to Steak n Shake under the amendment.  In connection with the issuance of the term loan, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixes the interest rate on the term loan at 3.25% through its maturity. At April 13, 2011, outstanding borrowings under the term loan were $20,000 at an effective interest rate of 3.25%. The fair value of the interest rate swap was not material on April 13, 2011.

Index

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios, including minimum tangible net worth, as well as restrict the amount of distributions to the parent Company. Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries. Steak n Shake was in compliance with all covenants under the Facility as of April 13, 2011.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, chattel paper, software, and all other personal property of Steak n Shake (and its two subsidiaries).

Other Debt
Other debt amounts include a promissory note secured by 23 acres of real property, line of credit, and notes payable.

The carrying amounts for debt reported in the condensed consolidated Balance Sheet do not differ materially from their fair values at April 13, 2011.

15. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, deferred compensation, and a purchase obligation.

16. Income Taxes

Our effective income tax rate for the twenty-eight weeks ended April 13, 2011 was 32.6%, which is relatively consistent with 33.4% in the same period in the prior year.

As of April 13, 2011, we had approximately $1,608 of unrecognized tax benefits, which are included in Other long-term liabilities in the condensed consolidated Balance Sheet.

17. Common Stock Plans

Employee Stock Options − During the twenty-eight weeks ended April 13, 2011, employees exercised 2,812 options under plans approved by our shareholders. Employees and non-employee directors forfeited 1,938 options during the fiscal quarter. Pre-tax stock-based compensation expense recorded during the twenty-eight weeks ended April 13, 2011 for the stock option plans totaled $142. The Company has placed an indefinite moratorium on the issuance of stock options.

Restricted Shares − During the twenty-eight weeks ended April 13, 2011, 425 restricted shares were forfeited and 4,547 restricted shares vested. Pre-tax stock-based compensation expense recorded during the twenty-eight weeks ended April 13, 2011 for the plan totaled $78. The Company has placed an indefinite moratorium on the issuance of restricted stock.

Our compensation philosophy, including the various equity plans, has changed to reflect present management’s view on the most effective method to create shareholder value. The new incentives, which are cash based, are designed to ensure alignment with the Company’s objective to maximize intrinsic business value on a per share basis. During the first quarter of fiscal year 2010, we resolved to suspend, indefinitely, all future option grants under the 2008 Employee Stock Option Plan. Then, we terminated the 2009 Employee Stock Purchase Plan, under which no shares had been granted to date; we placed an indefinite moratorium on the issuance of restricted stock; and we terminated the 2006 Employee Stock Purchase Plan.

Index

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

Cash equivalents: Cash equivalents primarily consist of money market funds. Money market funds that are carried at fair value, based on quoted market prices, are classified within Level 1 of the fair value hierarchy.  All other cash equivalents carried at fair value based on observable inputs for which a quoted market price is not available are classified within Level 2 of the fair value hierarchy. Cash equivalents reflected below includes $0 and $6,845 of cash equivalents held by the consolidated affiliated partnerships at April 13, 2011 and September 29, 2010, respectively.

Equity securities: Except as follows, the Company’s investments in equity securities are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy. Approximately $814 of the investments held by consolidated affiliated partnerships at September 29, 2010 have been classified within Level 2 of the fair value hierarchy and have been valued, in the absence of observable market prices, by management, using valuation methodologies after giving consideration to a range of observable factors.

Non-qualified deferred compensation plan investments: The assets of the Non-Qualified Deferred Compensation plan are set up in a rabbi trust. They represent mutual funds that are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.

Investment held by consolidated affiliated partnership: Investments of $336 and $323 as of April 13, 2011 and September 29, 2010, respectively, have been classified within Level 3 of the fair value hierarchy and represents a private security.

Derivatives: Derivatives are marked to market each reporting period with fair value based on readily available market quotes, and are classified within Level 2 of the fair value hierarchy. Derivatives of $732 held by the Company and $659 held by consolidated affiliated partnerships at April 13, 2011 have been classified within Level 2 of the fair value hierarchy and represent the short sale of stock.

Index

As of April 13, 2011, the fair values of financial assets and liabilities were as follows:

	April 13, 2011				September 29, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$-	$51,890	$-	$51,890	$6,845	$38,134	$-	$44,979
Equity securities:
Restaurant/Retail	12,803	-	-	12,803	26,789	-	-	26,789
Other	8,324	-	-	8,324	5,734	-	-	5,734
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	5,565	-	-	5,565	5,559	-	-	5,559
Other	2,200	-	-	2,200	8,931	814	-	9,745
Non-qualified deferred compensation plan investments	558	-	-	558	476	-	-	476
Investment held by consolidated affiliated partnership	-	-	336	336	-	-	323	323
Total assets at fair value	$29,450	$51,890	$336	$81,676	$54,334	$38,948	$323	$93,605

Liabilities
Derivatives	$-	$1,391	$-	$1,391	$-	$97	$-	$97
Total liabilities at fair value	$-	$1,391	$-	$1,391	$-	$97	$-	$97

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

April 13,
2011
Beginning of period balance	$323
Gain included in earnings	13
End of period balance	$336

During fiscal 2011, the Company had no significant fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

20. Steak n Shake of Tallahassee

During the second quarter of fiscal 2010, Steak n Shake reacquired the noncontrolling interest of Steak n Shake of Tallahassee LLC for $168.

21. Related Party Transactions

Mr. Biglari, along with his affiliates, and certain directors of the Company make investments in the Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations. However, Mr. Biglari does not pay an incentive allocation fee as a limited partner in the Lion Fund. As of April 13, 2011, the total fair value of these investments was approximately $2,651.

Index

22. Business Segment Reporting

Net revenue and earnings before income taxes and noncontrolling interests by segment data for the sixteen and twenty-eight weeks ended April 13, 2011 and April 14, 2010 were as follows:

	Net Revenue
	Sixteen Weeks		Twenty-Eight Weeks
	2011	2010	2011	2010
Operating Business:
Restaurant Operations:
Steak n Shake	$207,142	$199,116	$359,038	$348,474
Western	3,770	—	7,489	—
Total Restaurant Operations	210,912	199,116	366,527	348,474

Investment Management:
Management fees	114	—	224	—
Consolidated affiliated partnerships	251	—	3,248	—
Total Investment Management Operations	365	—	3,472	—
	$211,277	$199,116	$369,999	$348,474

	Earnings before income taxes and noncontrolling interests				Net earnings attributable to Biglari Holdings Inc.
	Sixteen Weeks		Twenty-Eight Weeks		Sixteen Weeks		Twenty-Eight Weeks
	2011	2010	2011	2010	2011	2010	2011	2010
Operating Business:
Restaurant Operations:
Steak n Shake	$9,299	$8,092	$18,760	$16,552	$6,669	$5,770	$13,199	$11,423
Western	449	—	863	—	277	—	529	—
Total Restaurant Operations	9,748	8,092	19,623	16,552	6,946	5,770	13,728	11,423

Investment Management:
Management fees	114	—	224	—	71	—	139	—
Incentive fee reallocation	—	—	2,510	—	—	—	1,535	—
Consolidated affiliated partnerships	50	—	1,841	—	184	—	265	—
Total Investment Management Operations	164	—	4,575	—	255	—	1,939	—

Corporate and Other:
Corporate and other	(1,870)	(259)	(3,593)	(853)	(1,344)	(620)	(2,610)	(989)
Investment and derivative gains/losses	398	522	3,451	834	251	374	2,174	567
Total Corporate and Other	(1,472)	263	(142)	(19)	(1,093)	(246)	(436)	(422)

Reconciliation of segments to consolidated amount:
Eliminations	—	—	(2,510)	—	(463)	—	(123)	—
	$8,440	$8,355	$21,546	$16,533	$5,645	$5,524	$15,108	$11,001

Biglari Capital, the general partner of the Lion Fund, earned a $5,199 incentive allocation fee; however, $2,689 is eliminated, for that amount represents the Company’s fee as a limited partner, which is uncharged because the Company owns the general partner. The remaining $2,510 is an incentive fee that is charged and reallocated from outside limited partners of the Lion Fund. The incentive fee is assessed only once a year in the calendar year end quarter, and no predictability of such earnings exists because the Lion Fund annual performance is unpredictable.

23. Subsequent Events

Subsequent to Western’s second quarter in fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P.  As a result of the sale, we anticipate recording a gain of approximately $1,500, most of which will not be a cash gain, during the third quarter of fiscal year 2011.

Index

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

The Company’s Restaurant Operations consist of Steak n Shake and Western. As of April 13, 2011, Steak n Shake operated 413 company-owned restaurants and franchised 75 units in 22 states. Western operated 5 company-operated restaurants and franchised 90 units in 17 states.

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

Sixteen Weeks Ended April 13, 2011
We recorded net earnings of $5,645 for the second quarter of fiscal year 2011, as compared with net earnings of $5,524 in the second quarter of fiscal year 2010. The increase was primarily driven by the performance of our operating businesses and inclusion of Western’s results.

Twenty-Eight Weeks Ended April 13, 2011
We recorded net earnings of $15,108 for the current year-to-date period, as compared with net earnings of $11,001 in the same period of fiscal year 2010. The increase was primarily driven by the performance of our operating businesses, realized investment gains, and inclusion of Western’s results. Additionally, the increase was impacted by the $2,510 of incentive fee reallocation earned by Biglari Holdings as recorded in noncontrolling interests.

Index

As of April 13, 2011 the total number of company-owned and franchised restaurants was 583 as follows:

	Company-owned	Franchised	Total
Steak n Shake	413	75	488
Western	5	90	95
Total	418	165	583

During the second quarter of fiscal year 2011, Restaurant Operations suffered no closings of underperforming company-owned restaurants or transfers to franchisees while opening one new company-owned unit. Also during the current year-to-date period, Steak n Shake endured no franchise closures while opening four new franchise units.

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

Index

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the condensed consolidated Statements of Earnings for the periods indicated:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 13,	April 14,	April 13,	April 14,
	2011	2010	2011	2010
Net revenues
Restaurant Operations:
Net sales	98.4%	99.1%	97.6%	99.1%
Franchise fees	1.1	0.6	1.2	0.6
Other revenue	0.3	0.3	0.3	0.3
Total	99.8	100.0	99.1	100.0
Investment Management Operations:
Management fee income	0.1	0.0	0.1	0.0
Consolidated Affiliated Partnerships:
Investment gains/losses	0.1	0.0	0.8	0.0
Other income/loss	(0.0)	0.0	0.1	0.0
Total	0.2	0.0	0.9	0.0
Total net revenues	100.0	100.0	100.0	100.0

Costs and expenses
Cost of sales (1)	27.7	27.5	27.4	26.8
Restaurant operating costs (1)	49.4	49.9	48.6	49.7
General and administrative	6.9	5.8	6.9	5.9
Depreciation and amortization	4.1	4.5	4.1	4.6
Marketing	5.1	5.0	5.3	5.1
Rent	2.4	2.5	2.4	2.5
Pre-opening costs	0.0	0.0	0.0	0.0
Asset impairments and provision for restaurant closings	(0.1)	(0.0)	0.0	0.0
Loss on disposal of assets	0.1	0.1	0.1	0.0
Other operating (income) expense	(0.0)	(0.2)	0.2	(0.1)

Other income (expense)
Interest, dividend and other investment income	0.1	0.1	0.0	0.1
Interest on obligations under leases	(1.5)	(1.7)	(1.5)	(1.7)
Interest expense	(0.4)	(0.1)	(0.4)	(0.1)
Realized investment gains/losses	0.2	0.3	0.9	0.2
Derivative gains/losses	0.0	0.0	0.1	0.0
Total other income (expense)	(1.7)	(1.5)	(1.0)	(1.5)

Earnings before income taxes	4.0	4.2	5.8	4.7

Income taxes	1.3	1.4	1.9	1.6

Net earnings	2.7	2.8	3.9	3.2
Earnings/loss attributable to noncontrolling interest	0.0	0.0	0.0	(0.0)
Earnings/loss attributable to redeemable noncontrolling interests:
Income/loss allocation	(0.1)	0.0	(0.5)	0.0
Incentive fee reallocation	0.0	0.0	0.7	0.0
Total earnings/loss attributable to redeemable noncontrolling interests	(0.1)	0.0	0.2	0.0

Net earnings attributable to Biglari Holdings Inc.	2.7%	2.8%	4.1%	3.2%
____________________
(1)  Cost of sales and Restaurant operating costs are expressed as a percentage of Net sales.

Comparison of Sixteen Weeks Ended April 13, 2011 to Sixteen Weeks Ended April 14, 2010

Net Earnings
We recorded net earnings of $5,645, or $4.23 per diluted share, for the current quarter, as compared with net earnings of $5,524, or $3.84 per diluted share, for the second quarter of fiscal year 2010. The increase was primarily driven by the performance of our operating businesses and inclusion of Western’s results.

Index

Net Sales
In the second quarter of fiscal year 2011, net sales increased 5.4% from $197,257 to $207,896, mainly because of the performance of our Restaurant Operations, including the increase in Steak n Shake’s same-store sales. Steak n Shake’s same store sales advanced 4.3% during the second quarter of fiscal year 2011, the consequence of increased guest traffic by 5.2%, but partially offset by lower average selling prices. The acquisition of Western increased total net sales by $3,000 or 1.4%.

Franchise fees increased $1,113 or 93.4% compared to the second quarter of fiscal year 2010. The number of franchised units increased from 73 at April 14, 2010 to 165 at April 13, 2011, primarily because of the inclusion of Western franchised units.

Costs and Expenses
Cost of sales was $57,543 or 27.7% of net sales, compared with $54,160 or 27.5% of net sales in the second quarter of fiscal year 2010.

Restaurant operating costs were $102,640 or 49.4% of net sales, compared with $98,476 or 49.9% of net sales in the second quarter of fiscal year 2010. The decrease in percentage of net sales stemmed from the implementation of several operating initiatives, which have produced higher productivity and labor efficiency.

General and administrative expenses increased as a percentage of total net revenues from 5.8% to 6.9% because of the inclusion of Western’s general and administrative expenses, incentive compensation expense, legal costs, and the integration of certain business functions such as supply chain management. For strategic purposes, the Company over the last year transitioned to and centralized selected business functions at the Company’s headquarters in San Antonio, namely, supply chain management, franchise development, human resources, and training.

Depreciation and amortization expense was $8,683 or 4.1% of total net revenues, versus $8,962 or 4.5% of total net revenues in the second quarter of fiscal year 2010.

Marketing expense was $10,780 or 5.1% of total net revenues, versus $9,882 or 5.0% of total net revenues in the second quarter of fiscal year 2010.

Rent expense remained comparable as a percentage of total net revenues at 2.4% in the current quarter, compared to 2.5% in the second quarter of fiscal year 2010.

Asset impairments and provision for restaurant closings for the second quarter of fiscal year 2011 amounted to a credit of $270 or 0.1% of total net revenues, versus a credit of $28 in the second quarter of fiscal year 2010.

Loss on disposal of assets was $153 in the second quarter of fiscal year 2011, versus $122 in the second quarter of fiscal year 2010.

Interest expense on obligations under leases was $3,261 or 1.5% of total net revenues, versus $3,477 or 1.7% of total net revenues in the second quarter of fiscal year 2010.

Our effective income tax rate was 31.8% in the second quarter of fiscal year 2011, compared with the income tax rate of 34.0% in the second quarter of fiscal year 2010.  The decrease is primarily due to one-time non-deductible expenses in relation to the Western acquisition.

Biglari Holdings Investment Gains
We recorded net realized investment gains of $366 for the current quarter connected primarily to dispositions of marketable equity securities and investment gains of $32 related to the change in fair value of derivatives and dispositions. We recorded $522 of realized gains on investments during the second quarter of fiscal year 2010. These investments are retained directly by Biglari Holdings, not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains (Losses)
We recorded a net realized gain of $105 for the current quarter related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized investment gain of $154. These amounts were offset by $108 related to earnings attributable to redeemable noncontrolling interests to determine earnings allocated to the Company.

Index

Comparison of Twenty-Eight Weeks Ended April 13, 2011 to Twenty-Eight Weeks Ended April 14, 2010

Net Earnings
We recorded net earnings of $15,108, or $11.31 per diluted share, for the current year-to-date period, as compared with net earnings of $11,001, or $7.66 per diluted share, for the same period of fiscal year 2010. The increase was primarily driven by the performance of our operating businesses, realized investment gains, and inclusion of Western’s results. Additionally, the increase was impacted by the $2,510 of incentive fee reallocation earned by Biglari Holdings as recorded in noncontrolling interests.

Net Sales
In the current year-to-date period, net sales increased 4.6% from $345,181 to $360,955, mainly because of the performance of our Restaurant Operations, including the increase in Steak n Shake’s same-store sales. Steak n Shake’s same store sales advanced 3.4% during the current year-to-date period, the consequence of increased guest traffic by 4.5%, but partially offset by lower average selling prices. The acquisition of Western increased total net sales by $5,953 or 1.6%.

Franchise fees increased $2,239 or 106.1% compared to the same period of fiscal year 2010. The number of franchised units increased from 73 at April 14, 2010 to 165 at April 13, 2011, primarily because of the inclusion of Western franchised units.

Costs and Expenses
Cost of sales was $98,823 or 27.4% of net sales, compared with $92,639 or 26.8% of net sales in the same period of fiscal year 2010.

Restaurant operating costs were $175,329 or 48.6% of net sales, compared with $171,714 or 49.7% of net sales in the same period of fiscal year 2010. The decrease in percentage of net sales stemmed from the implementation of several operating initiatives, which have produced higher productivity and labor efficiency.

General and administrative expenses increased as a percentage of total net revenues from 5.9% to 6.9% because of the inclusion of Western’s general and administrative expenses, incentive compensation expense, legal costs, and the integration of certain business functions such as supply chain management. For strategic purposes, the Company over the last year transitioned to and centralized selected business functions at the Company’s headquarters in San Antonio, namely, supply chain management, franchise development, human resources, and training.

Depreciation and amortization expense was $15,292 or 4.1% of total net revenues, versus $15,885 or 4.6% of total net revenues in the same period of fiscal year 2010.

Marketing expense was $19,731 or 5.3% of total net revenues, versus $17,609 or 5.1% of total net revenues in the same period of fiscal year 2010.

Rent expense remained comparable as a percentage of total net revenues at 2.4% in the current year-to-date period, compared to 2.5% in the same period of fiscal year 2010.

Asset impairments and provision for restaurant closings for the current year-to-date period amounted to $13, versus $143 in the same period of fiscal year 2010.

Loss on disposal of assets was $257 in the current year-to-date period, versus $99 in the same period of fiscal year 2010.

Interest expense on obligations under leases was $5,710 or 1.5% of total net revenues, versus $5,953 or 1.7% of total net revenues in the same period of fiscal year 2010.

Our effective income tax rate was 32.6% in the current year-to-date period, a figure relatively consistent with the income tax rate of 33.4% in the same period of fiscal year 2010.

Biglari Holdings Investment Gains
We recorded net realized investment gains of $3,244 for the current year-to-date period connected primarily to dispositions of marketable equity securities and investment gains of $207 related to the change in fair value of derivatives and dispositions. We recorded $834 of realized gains on investments during the same period of fiscal year 2010. These investments are retained directly by Biglari Holdings, not by our consolidated affiliated partnerships.

Index

Consolidated Affiliated Partnerships Investment Gains (Losses)
We recorded a net realized gain of $2,567 for the current year-to-date period related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized investment gain of $379. These amounts were offset by $1,920 related to earnings attributable to redeemable noncontrolling interests to determine earnings allocated to the Company.

Consolidated Affiliated Partnerships
Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments. In our condensed consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. As stated in Note 2 of the Notes to Condensed Consolidated Financial Statements, certain of the consolidated affiliated partnerships held the Company’s Debentures as investments.  These Debentures were redeemed by the Company on March 30, 2011.  Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further information.  As of April 13, 2011 and September 29, 2010, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost) and $0 and $7,540 of Debentures, respectively.

Throughout fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these purchases of the Lion Fund totaled   $51,059 at April 13, 2011. These investments in the Lion Fund do not appear explicitly in the Company’s condensed consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements. Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which is classified on the Company’s condensed consolidated Balance Sheet as a reduction to Shareholders’ equity. Biglari Holdings’ pro-rata ownership of its Company common stock and Debentures through the Lion Fund at April 13, 2011 was 100,623 shares of stock (with a fair value of $42,619) based on Biglari Holdings’ ownership interest in the Lion Fund on April 13, 2011.

Liquidity and Capital Resources
We generated $32,185 in cash flows from operations during the current year-to-date period as compared to $31,095 during the same period of fiscal year 2010. The increase was based primarily on net earnings in the current year-to-date period, realized gains on investments, the inclusion of investment operations of consolidated affiliated partnerships, and the change in working capital accounts.

Net cash provided by investing activities of $9,110 during the current year-to-date period was primarily a result of net sales of investments partially offset by capital expenditures. Net cash used in investing activities of $3,092 during the same period of fiscal year 2010 included purchases of investments of $9,532.

Net cash used in financing activities during the current year-to-date period was $19,644 compared to net cash used of $4,182 during the same period of fiscal year 2010. The increase resulted primarily from the consolidated affiliated partnerships’ distributions to noncontrolling interests.

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

On March 30, 2011, the Company redeemed all of its outstanding Debentures.  The Debentures were redeemed for cash at an aggregate redemption price of approximately $23,420, representing 100% of the principal amount outstanding, plus accrued and unpaid interest up to, but not including, March 30, 2011.  The Debentures were issued and the redemption was effected pursuant to the provisions of the Indenture, dated March 30, 2010 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee.  Upon the redemption of the Debentures, the Company’s obligations under the Debentures and the Indenture were satisfied and discharged in accordance with their terms. Included in the Debentures aggregate redemption price of $23,420 was approximately $7,804 of principal and interest paid to the Lion Fund.  The payment to the Lion Fund does not appear explicitly in the Company’s condensed consolidated Statement of Cash Flows because of the requirement to consolidate fully the Lion Fund in the Company’s financial statements.

Index

Steak n Shake Revolving Credit Facility
As of April 13, 2011, Steak n Shake’s Revolving Credit Facility (“Facility”) allows it to borrow up to $30,000 under a revolving loan, which bears interest based on the London Interbank Offered Rate (“LIBOR”) plus 150 basis points. The Facility is scheduled to expire on February 15, 2013. At April 13, 2011, outstanding borrowings under the revolving loan were $12,894 at an interest rate of 1.8%. The Facility was amended effective February 15, 2011 to extend the maturity date and decrease the interest rate of the revolving loan. The lender also made a five year $20,000 term loan to Steak n Shake under the amendment.  In connection with the issuance of the term loan, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixes the interest rate on the term loan at 3.25% through its maturity. At April 13, 2011, outstanding borrowings under the term loan were $20,000 at an effective interest rate of 3.25%. The fair value of the interest rate swap was not material at April 13, 2011.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios, including minimum tangible net worth, as well as restrict the amount of distributions to the parent Company. Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries. These restrictions and covenants include requirements to limit the ratio of total liabilities to tangible net worth (as defined in the Facility) to a maximum of 2.25, to maintain a minimum fixed charge coverage ratio and a funded indebtedness ratio (as defined in the Facility) of 1.75 and 2.50, respectively, and maintain minimum tangible net worth of $150,000 for fiscal year 2011. Steak n Shake was in compliance with all covenants under the Facility as of April 13, 2011.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, chattel paper, software, and all other personal property of Steak n Shake (and its two subsidiaries).

The carrying amounts for debt reported in the condensed consolidated Balance Sheet do not differ materially from their fair values at April 13, 2011.

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

Index

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

At April 13, 2011 the revolving loan under the Facility bore interest at a rate based upon LIBOR plus 150 basis points. Historically, we have not used derivative financial instruments to manage exposure to interest rate changes under the revolving loan. At April 13, 2011, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $79 on our net earnings. In February 2011, in connection with the issuance of the term loan under the Facility, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixes the interest rate on the term loan at 3.25% through its maturity. The fair value of the interest rate swap was not material at April 13, 2011.

We do not have exposure to foreign currency exchange rate fluctuations, as we do not transact business in international markets and are not a party to any material non-U.S. dollar denominated contracts.

Index

Item 4.	Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (c)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 13, 2011.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 13, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II Other Information

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

There have been no material changes in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 29, 2010.

Item 2.	Unregistered Sales of Equity Securities And Use Of Proceeds
During the sixteen weeks ended April 13, 2011, we withheld shares of our common stock to satisfy tax withholding obligations upon the vesting on April 12, 2011 of shares of restricted stock, which shares were automatically withheld in accordance with the terms of our 2008 Equity Incentive Plan, as amended.  The following table provides information on the shares withheld (which are considered repurchased) during the sixteen weeks ended April 13, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

December 23, 2010 – January 22, 2011	—	$—	—	$—
January 23, 2011 – February 22, 2011	—	$—	—	$—
February 23, 2011 – March 22, 2011	—	$—	—	$—
March 23, 2011 – April 13, 2011	1,189	$403.69	—	$—

Index

Item 6.	Exhibits

Exhibit Number	Description

10.01	Third Amendment to Credit Agreement by and between Steak n Shake Operations, Inc. and Fifth Third Bank, dated as of October 13, 2010

10.02	Fourth Amendment to Credit Agreement by and between Steak n Shake Operations, Inc. and Fifth Third Bank, effective as of February 15, 2011

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certifications

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 20, 2011

BIGLARI HOLDINGS INC.

By:	/s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer