Form 10-Q
period 2011-07-06
BIGLARI HOLDINGS INC.
filed 2011-08-12
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 6, 2011

or

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

As of August 9, 2011, 1,433,019 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

BIGLARI HOLDINGS INC.

Part I Financial Information
Item 1. Financial Statements
BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in $000s, except share and per share data)

	July 6,	September 29,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,321	$47,563
Investments	116,743	32,523
Receivables, net of allowance of $521 and $475, respectively	9,625	5,818
Inventories	6,129	6,061
Deferred income taxes	5,180	3,802
Assets held for sale	7,816	9,611
Other current assets	4,041	4,453
Total current assets	166,855	109,831
Property and equipment, net	375,628	386,181
Goodwill	27,529	28,759
Other intangible assets, net	7,125	7,959
Other assets	5,954	7,612
Investments held by consolidated affiliated partnerships	22,237	23,497
Total assets	$605,328	$563,839
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$30,428	$26,752
Due to broker	9,390	3,903
Accrued expenses	50,394	37,401
Revolving credit	21,000	18,000
Current portion of obligations under leases	4,762	4,556
Current portion of long-term debt	4,169	151
Total current liabilities	120,143	90,763
Deferred income taxes	15,930	10,309
Obligations under leases	117,877	124,247
Long-term debt	17,430	17,781
Other long-term liabilities	8,433	9,499
Total liabilities	279,813	252,599
Commitments and contingencies
Redeemable noncontrolling interests of consolidated affiliated partnerships	50,309	62,245
Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,511,174 and 1,511,175 shares issued, 1,227,156 and 1,227,654 shares outstanding (net of treasury stock), respectively	756	756
Additional paid-in capital	140,101	143,521
Retained earnings	219,609	195,825
Accumulated other comprehensive income (loss)	5,309	(1,152)
Treasury stock – at cost: 284,018 shares and 283,521 shares (includes 205,743 shares held by consolidated affiliated partnerships) at July 6, 2011 and September 29, 2010, respectively	(90,569)	(89,955)
Biglari Holdings Inc. shareholders’ equity	275,206	248,995
Total liabilities and shareholders’ equity	$605,328	$563,839

See accompanying Notes to Condensed Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Twelve and Forty Weeks Ended July 6, 2011 and July 7, 2010)
(amounts in $000s, except share and per share data)

	Twelve Weeks Ended		Forty Weeks Ended
	2011	2010	2011	2010

	(Unaudited)		(Unaudited)
Net revenues
Restaurant Operations:
Net sales	$166,893	$160,067	$527,848	$505,248
Franchise fees	2,065	1,877	6,415	3,988
Other revenue	606	519	1,828	1,701
Total	169,564	162,463	536,091	510,937
Investment Management Operations:
Management fee income	—	137	224	137
Consolidated Affiliated Partnerships:
Investment gains/losses	1,231	(1,675)	4,177	(1,675)
Other income/loss	66	(13)	368	(13)
Total	1,297	(1,551)	4,769	(1,551)
Total net revenues	170,861	160,912	540,860	509,386

Costs and expenses
Cost of sales	48,144	44,197	146,967	136,836
Restaurant operating costs	78,317	74,367	253,646	246,081
General and administrative	12,082	9,908	37,691	30,302
Depreciation and amortization	6,563	6,712	21,855	22,597
Marketing	10,031	9,020	29,762	26,629
Rent	3,980	4,010	13,000	12,706
Pre-opening costs	—	—	76	—
Asset impairments and provision for restaurant closings	2	43	15	186
Loss (gain) on disposal of assets	232	(137)	489	(38)
Other operating (income) expense	(1,659)	(8)	(894)	(479)
Total costs and expenses, net	157,692	148,112	502,607	474,820

Other income (expense)
Interest, dividend and other investment income	86	114	239	343
Interest on obligations under leases	(2,436)	(2,559)	(8,146)	(8,512)
Interest expense	(602)	(936)	(2,034)	(1,279)
Realized investment gains/losses	1,433	986	4,677	1,820
Derivative and short sale gains/losses	(499)	176	(292)	176
Total other income (expense)	(2,018)	(2,219)	(5,556)	(7,452)

Earnings before income taxes	11,151	10,581	32,697	27,114

Income taxes	1,836	3,337	8,864	8,859

Net earnings	9,315	7,244	23,833	18,255
Earnings attributable to noncontrolling interest	—	—	—	(10)
Earnings/loss attributable to redeemable noncontrolling interests:
Income/loss allocation	(639)	1,447	(2,559)	1,447
Incentive fee reallocation	—	—	2,510	—
Total earnings/loss attributable to redeemable noncontrolling interests	(639)	1,447	(49)	1,447

Net earnings attributable to Biglari Holdings Inc.	$8,676	$8,691	$23,784	$19,692

Earnings per share attributable to Biglari Holdings Inc.
Basic earnings per common and common equivalent share	$6.52	$6.27	$17.90	$13.91
Diluted earnings per common and common equivalent share	$6.49	$6.23	$17.79	$13.82

Weighted average shares and equivalents
Basic	1,331,434	1,387,134	1,328,666	1,415,676
Diluted	1,336,253	1,395,015	1,336,851	1,424,637

See accompanying Notes to Condensed Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Forty Weeks Ended July 6, 2011 and July 7, 2010)
(amounts in $000s)

	Forty Weeks Ended
	2011	2010
	(Unaudited)
Operating activities
Net earnings	$23,833	$18,255
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	21,855	22,597
Provision for deferred income taxes	1,305	1,758
Asset impairments and provision for restaurant closings	15	186
Stock-based compensation and other non-cash expenses	741	1,402
Loss (gain) on disposal of assets	489	(38)
Gain on sale of subsidiary	(1,559)	—
Realized investment gains, net	(4,677)	(1,820)
Derivative (gains) losses	292	(176)
Changes in receivables and inventories	(3,669)	260
Changes in other assets	878	(8)
Changes in accounts payable and accrued expenses	6,836	5,144
Investment operations of consolidated affiliated partnerships:
Purchases of investments	(47,548)	(17,389)
Sales of investments	50,092	13,345
Realized investment gains, net	(3,316)	(209)
Unrealized (gains) losses on marketable securities held by consolidated affiliated partnerships	(861)	1,884
Changes in cash equivalents held by consolidated affiliated partnerships	5,114	3,541
Change in due to/from broker	—	943
Net cash provided by operating activities	49,820	49,675
Investing activities
Additions of property and equipment	(10,521)	(6,766)
Proceeds from property and equipment disposals	2,006	864
Proceeds from sale of joint venture	—	457
Proceeds from sale of subsidiary, net of cash on hand	196	—
Purchases of investments	(127,553)	(51,866)
Sales of investments	64,642	30,751
Changes in due to/from broker	5,487	1,898
Cash from merger activities	—	(2,903)
Net cash used in investing activities	(65,743)	(27,565)
Financing activities
Proceeds from revolving credit facility	179,045	500
Payments on revolving credit facility	(176,045)	(1,000)
Borrowings on long-term debt	20,000	—
Principal payments on long-term debt	(16,333)	(44)
Principal payments on direct financing lease obligations	(6,153)	(3,403)
Proceeds and tax benefits from exercise of stock options and employees stock purchase plan	543	342
Cash paid in lieu of fractional shares	—	(711)
Repurchase of employee shares for tax withholding	(541)	(224)
Distributions to noncontrolling interest	—	(221)
Financing activities of consolidated affiliated partnerships:
Purchase of shares of Company stock by consolidated affiliated partnerships	—	(37,046)
Proceeds from sale of shares of Company stock by consolidated affiliated partnerships	—	2,651
Contributions from noncontrolling interests	1,018	1,813
Distributions to noncontrolling interests	(15,853)	(1,005)
Net cash used in financing activities	(14,319)	(38,348)
Decrease in cash and cash equivalents	(30,242)	(16,238)
Cash and cash equivalents at beginning of period	47,563	51,395
Cash and cash equivalents at end of period	$17,321	$35,157

See accompanying Notes to Condensed Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Forty Weeks Ended July 6, 2011 and July 7, 2010)
(amounts in $000s)

(Unaudited)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 29, 2010	$756	$143,521	$195,825	$(1,152)	$(89,955)	$248,995
Net earnings attributable to Biglari Holdings Inc.			23,784			23,784
Reclassification of investment appreciation in net earnings, net of $789 tax				1,235		1,235
Net change in unrealized gains and losses on investments, net of $3,342 tax				5,226		5,226
Total comprehensive income						30,245
Exercise of stock options and other stock compensation transactions		851			(614)	237
Adjustment to redeemable noncontrolling interests to reflect maximum redemption value		(4,271)				(4,271)
Balance at July 6, 2011	$756	$140,101	$219,609	$5,309	$(90,569)	$275,206

Balance at September 30, 2009	$757	$143,691	$167,731	$112	$(20,430)	$291,861
Net earnings attributable to Biglari Holdings Inc.			19,692			19,692
Reclassification of investment appreciation in net earnings, net of $58 tax				(92)		(92)
Net change in unrealized gains and losses on investments, net of $393 tax				(614)		(614)
Total comprehensive income						18,986
Exercise of stock options and other stock compensation transactions		1,062			(265)	797
Retirement of shares held by subsidiary	(1)	1				—
Cash paid in lieu of fractional shares		(711)				(711)
Reacquired shares from acquisition					(34,146)	(34,146)
Purchase of Company shares by consolidated affiliated partnerships					(37,046)	(37,046)
Sale of Company shares by consolidated affiliated partnerships		(685)			3,336	2,651
Balance at July 7, 2010	$756	$143,358	$187,423	$(594)	$(88,551)	$242,392

See accompanying Notes to Condensed Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
July 6, 2011
(amounts in $000s, except share and per share data)

1. General

The accompanying unaudited condensed consolidated financial statements of Biglari Holdings Inc. (“we”, “us”, “our”, “Biglari Holdings”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Balance Sheet as of July 6, 2011, the condensed consolidated Statements of Earnings for the twelve and forty weeks ended July 6, 2011 and July 7, 2010, and the condensed consolidated Statements of Cash Flows and Statements of Changes in Shareholders’ Equity for the forty weeks ended July 6, 2011 and July 7, 2010 have been included, and consist only of normal recurring adjustments. The condensed consolidated Statements of Earnings for the twelve and forty weeks ended July 6, 2011 and July 7, 2010 are not necessarily indicative of the condensed consolidated Statements of Earnings for the entire fiscal years. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2010.

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

Basis of Presentation and Consolidation
As of July 6, 2011, the condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”), and (iii) investment related subsidiaries and limited partnerships (the “consolidated affiliated partnerships”). As a result of the Company’s acquisitions of Western and Biglari Capital during fiscal year 2010, the Company acquired financial interests in The Lion Fund, L.P. (the “Lion Fund”), Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P., investment limited partnerships (collectively referred to as consolidated affiliated partnerships), for which the Company has a substantive controlling interest. We consolidate entities in which we have a wholly-owned or controlling interest in the general partner. The consolidated affiliated partnerships’ assets and liabilities are consolidated on the Company’s July 6, 2011 balance sheet even though outside limited partners have majority ownership in all of the investment partnerships. The Company does not guarantee any of the liabilities of its subsidiaries that are serving as general partners to these consolidated affiliated partnerships. All intercompany accounts and transactions have been eliminated in consolidation.

The financial information of Western and Biglari Capital has been reflected in the condensed consolidated financial statements of the Company as of March 30, 2010 and April 30, 2010, their respective acquisition dates. During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds were distributed to the partners. During the third quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. Western’s and Biglari Capital’s June 30 quarter end for financial reporting purposes differs from the end of the Company’s fiscal quarter of July 6, 2011.  Significant transactions in the intervening period are disclosed.

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

In accordance with the Stock Purchase Agreement, the Company prepared and filed with the Securities and Exchange Commission on September 29, 2010, proxy materials for a special meeting of its shareholders.  At the special meeting, held November 5, 2010, the Company submitted the Incentive Bonus Agreement (which the Company entered into with Mr. Biglari) for approval by its shareholders for purposes of Section 162(m) under the Internal Revenue Code of 1986, as amended (the “Code”). The Incentive Bonus Agreement was approved by the shareholders.

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

Western Sizzlin Corporation
On March 30, 2010, the Company, through its wholly-owned subsidiary, Grill Acquisition Corporation (“Merger Sub”), acquired 100% of the outstanding equity interests of Western, pursuant to an Agreement and Plan of Merger among the Company, Merger Sub and Western, dated as of October 22, 2009 (the “Merger Agreement”).  Sardar Biglari, Chairman and Chief Executive Officer, was also Chairman and Chief Executive Officer of Western at the time of the acquisition. Pursuant to the Merger Agreement, Merger Sub merged with and into Western, with Western continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. Western, which is primarily engaged in the franchising of restaurants, includes (i) Western Sizzlin Franchise Corporation, Western Sizzlin Stores, Inc., Western Sizzlin Stores of Little Rock, Inc., Austins of Omaha, Inc., Western Investments, Inc., and Western Properties, Inc., wholly-owned subsidiaries, (ii) Western Acquisitions, L.P., (iii) Western Real Estate, L.P., (iv) Western Mustang Holdings, L.L.C. and Mustang Capital Management, L.L.C., (v) Mustang Capital Advisors, L.P., a majority-owned limited partnership, and (vi) two limited partnerships, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P.  During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated, with their funds distributed to the partners. During the third quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P.  As a result of the sale, we recorded a gain of $1,558 in which almost all of the gain was non-cash in Other operating income in the condensed consolidated Statement of Earnings.

As a result of the sale, the Company will not have involvement in the operations of Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. Although these entities meet the definition of ‘‘discontinued operations,’’ as defined in FASB ASC paragraph 205-20-45-1, Reporting Discontinued Operations (‘‘ASC paragraph 205-20-45-1’’), we have not separated the results of operations because the amounts are immaterial to our consolidated financial numbers.  Net earnings (loss) after tax related to the entities was approximately $1,544 and ($995) for the quarters ended July 6, 2011 and July 7, 2010, respectively, including $0 and ($1,220), also separately that is attributable to noncontrolling interests.  Net earnings (loss) after tax related to the entities was approximately $2,606 and ($995) for the year-to-date periods ended July 6, 2011 and July 7, 2010, respectively, including $1,246 and ($1,220), respectively that is attributable to noncontrolling interests. The after-tax income for the quarter and year-to-date period ended July 6, 2011 includes the aforementioned gain on sale of $1,558.

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

The table shown below reflects the final purchase price allocation.

	Amounts	Measurement	Amounts at
	Previously	Period	July 6,
	Recognized1	Adjustments	2011
Current assets	$3,310	$—	$3,310
Property and equipment, net	4,874		4,874
Investments, including marketable securities held by consolidated affiliated partnerships	13,037		13,037
Goodwill2	14,256	(1,230)	13,026
Intangible assets	6,880		6,880
Other assets2	586	77	663
Total assets acquired	42,943	(1,153)	41,790

Current liabilities	1,966		1,966
Debt	2,595		2,595
Other long-term liabilities2	3,787	(1,153)	2,634
Redeemable noncontrolling interests of consolidated affiliated partnerships	15,882		15,882
Treasury stock	(4,246)		(4,246)
Total liabilities assumed and treasury stock acquired	19,984	(1,153)	18,831
Net assets acquired	$22,959	$—	$22,959
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

Pro Forma Information
The following unaudited pro forma combined results of operations as of July 7, 2010, give effect to the acquisitions of Western and Biglari Capital as if they had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations do not purport to represent our consolidated earnings had the acquisitions occurred on the dates assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations.

	Twelve Weeks Ended		Forty Weeks Ended
	July 6, 2011	July 7, 2010	July 6, 2011	July 7, 2010
		(Pro forma)		(Pro forma)

Net revenues	$170,861	$161,151	$540,860	$518,981
Net earnings	$8,676	$7,304	$23,784	$20,749
Basic earnings per share	$6.52	$5.14	$17.90	$14.59
Diluted earnings per share	$6.49	$5.11	$17.79	$14.49

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

4. New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011−05 amends Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income (“ASC Topic 220”), and allows entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance should be applied retrospectively and is effective for interim and annual periods ending after December 15, 2011, which is effective for the Company’s first quarter of fiscal year 2012.  The adoption of ASU 2011-05 will not impact the measurement of net earnings or other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  Amendments in ASU 2011-04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements  and disclosures.  ASU 2011-04 is effective for the Company’s first quarter of fiscal year 2012 and will be applied on a prospective basis.  We do not believe that the adoption of ASU 2011-04 will have a material effect on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010−06, Improving Disclosures about Fair Value Measurements (“ASU 2010−06”). ASU 2010−06 amends ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), and requires additional disclosure about significant transfers between levels 1, 2, and 3 of the fair value hierarchy as well as disclosure of changes in level 3 activity on a gross basis. In addition, the guidance clarifies existing requirements regarding the required level of disaggregation by class of assets and liabilities and also clarifies disclosures of inputs and valuation techniques. The guidance became effective beginning in the Company’s second quarter of fiscal year 2010, except for the requirement to disclose level 3 activity on a gross basis, which will be effective as of the beginning of the Company's fiscal year 2012. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

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

5. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. The reclassifications primarily relate to the reorganization of our condensed consolidated Statement of Earnings to better align with the Company’s holding company structure and diversification into other industries. The reclassifications had no effect on net earnings, total assets, or cash flows.  Amounts reclassified for the twelve and forty weeks ended July 7, 2010 included:

•	Reclassification of $3,495 and $9,791, respectively, from interest expense previously included in Costs and expenses to Interest on obligations under leases and Interest expense within Other income;

•	Reclassification of $519 and $1,701, respectively, from Other operating income to Other revenue within restaurant operations, primarily representing revenue generated from rental income;

•	Reclassification of $374 and $1,319, respectively, from Other operating income to Net sales, primarily representing revenue from ancillary sources.

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

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Twelve Weeks Ended		Forty Weeks Ended

	July 6,	July 7,	July 6,	July 7,
	2011	2010	2011	2010
Basic earnings per share:
Weighted average common shares	1,331,434	1,387,134	1,328,666	1,415,676
Diluted earnings per share:
Weighted average common shares	1,331,434	1,387,134	1,328,666	1,415,676
Dilutive effect of stock awards	4,819	7,881	8,185	8,961
Weighted average common and incremental shares	1,336,253	1,395,015	1,336,851	1,424,637
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock	963	14,369	963	15,067

7. Investments

Investments consisted of the following:

	July 6,	September 29,
	2011	2010
Cost	$108,039	$34,412
Gross unrealized gains	9,004	657
Gross unrealized losses	(300)	(2,546)
Fair value	$116,743	$32,523

 Unrealized losses of marketable equity securities at July 6, 2011 relate to securities that have been in an unrealized loss position for less than 12 months. We consider several factors in determining other-than-temporary impairment losses including the current and long-term business prospects of these issuers, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers.

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

Realized investment gains/losses were as follows:

	Twelve Weeks Ended		Forty Weeks Ended

	July 6,	July 7,	July 6,	July 7,
	2011	2010	2011	2010
Gross realized gains on sales	$1,444	$989	$4,694	$1,823
Gross realized losses on sales	$(11)	$(3)	$(17)	$(3)

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

The Company has entered into short sales on certain equity securities, that is, a transaction in which the Company sells securities it does not own. The Company’s use of short sales involves the risk that the price of the security in the open market may be higher when it is purchased in order to close out the Company’s short position, resulting in a loss to the Company. Such a loss is theoretically limitless because there are no restrictions on the potential increase in the price of a security, or any guarantee as to the price at which the Company would be able to purchase the security in the open market. Securities sold in short sale transactions and the interest and dividends payable on such securities, if any, are reflected as a liability in Accrued expenses in the condensed consolidated Balance Sheet. As of July 6, 2011, the total liability of the securities in short position was $6,407 (exclusive of short sales held by our consolidated affiliated partnerships). We had no outstanding short sales at September 29, 2010.

For the twelve weeks ended July 6, 2011, the Company recorded investment losses of $499 related to the change in fair value of securities sold short, an act which impacts earnings even though losses were not realized. For the forty weeks ended July 6, 2011, the Company recorded investment losses of $292 related to the change in fair value of derivatives and securities sold short. For the twelve and forty weeks ended July 7, 2010, the Company recorded investment gains from marking derivatives to market of $176.

8. Consolidated Affiliated Partnerships

Collectively, The Lion Fund L.P., Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. are referred to as consolidated affiliated partnerships of the Company.  Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments.  In our condensed consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding.  As stated in Note 2, certain of the consolidated affiliated partnerships held the Company’s Debentures as investments.  These Debentures were redeemed by the Company on March 30, 2011.  Refer to Note 14 for further information.  As of July 6, 2011 and September 29, 2010, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost) and $0 and $7,540 of Debentures, respectively.

Consolidated net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s debt and equity securities which has been eliminated in consolidation.

Throughout fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment.  The fair value of these investments in the Lion Fund totaled $48,414 at July 6, 2011. These investments in the Lion Fund do not appear explicitly in the Company’s condensed consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements.  Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which as described above is classified on the Company’s condensed consolidated Balance Sheet as a reduction to Shareholders’ equity. Biglari Holdings’ pro-rata ownership of its Company common stock through the Lion Fund was 100,374 shares of stock (with a fair value of $39,251) based on Biglari Holdings’ ownership interest in the Lion Fund on July 6, 2011.

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities:

	July 6, 2011	September 29, 2010
Equity securities:
Cost	$18,174	$14,725
Fair value	$19,483	$15,627

Investments held by consolidated affiliated partnerships on the condensed consolidated Balance Sheet includes $2,754 and $7,870 of cash and cash equivalents that are only available for use by the consolidated affiliated partnerships at July 6, 2011 and September 29, 2010, respectively.

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The gross unrealized gains/losses and net realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities, were as follows:

	Twelve Weeks Ended		Forty Weeks Ended

	July 6, 2011	July 7, 2010	July 6, 2011	July 7, 2010
Gross unrealized gains	$1,064	$137	$1,504	$137
Gross unrealized losses	$(582)	$(2,021)	$(643)	$(2,021)
Net realized gains/losses from sale	$749	$209	$3,316	$209

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners is presented as Redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the accompanying condensed consolidated Balance Sheet.  The maximum redemption amount of the redeemable noncontrolling interests as of July 6, 2011 is $50,309.

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships.

Carrying value at September 29, 2010	$62,245
Contributions from noncontrolling interests	1,018
Distributions to noncontrolling interests	(17,274)
Incentive fee reallocation	(2,510)
Income / loss allocation	2,559
Adjustment to noncontrolling interests to reflect maximum redemption value	4,271
Carrying value at July 6, 2011	$50,309

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

During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated, and their funds were distributed to the partners. The distribution of $15,660, including $1,421 of noncash distributions, is noted in the Distributions to noncontrolling interests line in the above reconciliation.

9. Assets Held for Sale

Assets held for sale are composed of the following:

	July 6,	September 29,
	2011	2010
Land and buildings	$7,195	$8,789
Improvements	621	822
Total assets held for sale	$7,816	$9,611

The July 6, 2011 balance included the following assets: one office building, four restaurants, and eight parcels of land. The Company expects to sell these properties within the next 12 months. For assets that have been held for sale for more than one year, management will continue to proactively market them. One parcel of land was sold during the first quarter of fiscal year 2011 and one restaurant was subleased during the second quarter of fiscal year 2011, which then was transferred back to Property and equipment.

10. Other Current Assets

Other current assets primarily included prepaid rent, taxes, contractual agreements and deferred marketing expenditures.

11. Property and Equipment

Property and equipment is composed of the following:

	July 6,	September 29,
	2011	2010
Land	$160,967	$158,526
Buildings	149,879	148,718
Land and leasehold improvements	154,557	155,166
Equipment	203,488	203,757
Construction in progress	1,392	1,261
	670,283	667,428
Less accumulated depreciation and amortization	(294,655)	(281,247)
Property and equipment, net	$375,628	$386,181

12. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. The carrying value of goodwill decreased from September 29, 2010 by $1,230 due to the final purchase price adjustments relating to the Western acquisition. Refer to Note 2 for detail of the adjustments impacting goodwill.

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

Other Intangibles
Other intangibles are composed of the following:

	July 6, 2011			September 29, 2010

	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,090)	$390	$1,480	$(999)	$481
Franchise agreement	5,310	(664)	4,646	5,310	(266)	5,044
Other	810	(465)	345	1,136	(446)	690
Total	7,600	(2,219)	5,381	7,926	(1,711)	6,215
Intangible assets with indefinite lives	1,744	—	1,744	1,744	—	1,744
Total intangible assets	$9,344	$(2,219)	$7,125	$9,670	$(1,711)	$7,959

Intangible assets subject to amortization consist of franchise agreements acquired in connection with the acquisition of Western, a right to operate and favorable leases acquired in connection with prior acquisitions and are being amortized over their estimated weighted average useful lives ranging from eight to twelve years.  In connection with the sale of Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. during the third quarter of fiscal year 2011, we wrote off an intangible asset relating to certain customer relationships with a gross carrying value and net basis at the time of disposal of $326 and $266, respectively.  Such amount was included in the determination of the net gain on sale of the entities as further discussed in Note 2.

Amortization expense for the twelve weeks ended July 6, 2011 and July 7, 2010 was $186 and $198, respectively. Amortization expense for the forty weeks ended July 6, 2011 and July 7, 2010 was $567 and $302, respectively. Total annual amortization expense for each of the next five years will approximate $650.

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

Steak n Shake Revolving Credit Facility and Term Loan
As of July 6, 2011, Steak n Shake’s Revolving Credit Facility (“Facility”) enables it to borrow up to $30,000 under a revolving loan, which bears interest based on the London Interbank Offered Rate (“LIBOR”) plus 150 basis points. The Facility is scheduled to expire February 15, 2013. On July 6, 2011, outstanding borrowings under the revolving loan were $21,000 at an interest rate of 1.7%. The Facility was amended effective February 15, 2011 to extend the maturity date and decrease the interest rate of the revolving loan. The lender also made a five-year $20,000 term loan to Steak n Shake under the amendment.  In connection with the issuance of the term loan, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixes the interest rate on the term loan at 3.25% through its maturity. At July 6, 2011, outstanding borrowings under the term loan were $19,000 at an effective interest rate of 3.25%. The fair value of the interest rate swap was $309 on July 6, 2011 and has been included in Accrued expenses on the condensed consolidated Balance Sheet.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios, including minimum tangible net worth, as well as restrict the amount of distributions to the parent Company. Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries. Steak n Shake was in compliance with all covenants under the Facility as of July 6, 2011.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, chattel paper, software, and all other personal property of Steak n Shake (and its two subsidiaries).

Other Debt
Other debt amounts include a promissory note secured by 23 acres of real property, line of credit, and notes payable.

The carrying amounts for debt reported in the condensed consolidated Balance Sheet do not differ materially from their fair values at July 6, 2011.

15. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, deferred compensation, and a purchase obligation.

16. Income Taxes

Our effective income tax rate for the forty weeks ended July 6, 2011 was 27.1%, compared to 32.7% in the same period in the prior year. The decrease in the effective tax rate is due to increased federal employment tax credits combined with the majority of the gain sustained by the sale of Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. not being categorized as taxable income for income tax purposes.

As of July 6, 2011, we had approximately $1,358 of unrecognized tax benefits, which are included in Other long-term liabilities in the condensed consolidated Balance Sheet.

17. Common Stock Plans

Employee Stock Options − During the forty weeks ended July 6, 2011, employees exercised 3,994 options under plans approved by our shareholders. Employees and non-employee directors forfeited 4,073 options during the fiscal quarter. Pre-tax stock-based compensation expense recorded during the forty weeks ended July 6, 2011 for the stock option plans totaled $184.

Restricted Shares − During the forty weeks ended July 6, 2011, 841 restricted shares were forfeited and 4,964 restricted shares vested. Pre-tax stock-based compensation expense recorded during the twenty-eight weeks ended July 6, 2011 for the plan totaled $51.

Our compensation philosophy, including the various equity plans, has changed to reflect present management’s view on the most effective method to create shareholder value. The new incentives, which are cash based, are designed to ensure alignment with the Company’s objective to maximize intrinsic business value on a per share basis. During the first quarter of fiscal year 2010, we resolved to suspend, indefinitely, all future option grants under the 2008 Employee Stock Option Plan. Then, we terminated the 2009 Employee Stock Purchase Plan, under which no shares had been granted to date; we placed an indefinite moratorium on the issuance of stock options and restricted stock; and we terminated the 2006 Employee Stock Purchase Plan.

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

Cash equivalents: Cash equivalents primarily consist of money market funds. Money market funds that are carried at fair value, based on quoted market prices, are classified within Level 1 of the fair value hierarchy.  All other cash equivalents carried at fair value based on observable inputs for which a quoted market price is not available are classified within Level 2 of the fair value hierarchy. Cash equivalents reflected below includes $0 and $6,845 of cash equivalents held by the consolidated affiliated partnerships at July 6, 2011 and September 29, 2010, respectively.

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

Investment held by consolidated affiliated partnership: Investments of $189 and $323 as of July 6, 2011 and September 29, 2010, respectively, have been classified within Level 3 of the fair value hierarchy and represents a private security.

Securities sold, not yet purchased:  The liability for securities sold, not yet purchased (short sales) is marked to market each reporting period with fair value based on quoted market prices for the underlying securities.  At July 6, 2011, the amount includes $6,407 held by the Company and $3,661 held by consolidated affiliated partnerships.

Investment derivatives and interest rate swaps: Investment derivatives and interest rate swaps are marked to market each reporting period with fair value based on readily available market quotes, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at July 6, 2011 represent the mark to market adjustment for Steak n Shake’s interest rate swap.

As of July 6, 2011, the fair values of financial assets and liabilities were as follows:

	July 6, 2011				September 29, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$-	$9,432	$-	$9,432	$6,845	$38,134	$-	$44,979
Equity securities:
Restaurant/Retail	99,914	-	-	99,914	26,789	-	-	26,789
Other	16,829	-	-	16,829	5,734	-	-	5,734
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	9,932	-	-	9,932	5,559	-	-	5,559
Other	9,362	-	-	9,362	8,931	814	-	9,745
Non-qualified deferred compensation plan investments	576	-	-	576	476	-	-	476
Investment held by consolidated affiliated partnership	-	-	189	189	-	-	323	323
Total assets at fair value	$136,613	$9,432	$189	$146,234	$54,334	$38,948	$323	$93,605

Liabilities
Securities sold, not yet purchased	$10,068	$-	$-	$10,068	$-	$-	$-	$-
Investment derivatives	-	-	-	-	-	97	-	97
Interest rate swaps	-	309	-	309	-	-	-	-
Total liabilities at fair value	$10,068	$309	$-	$10,377	$-	$97	$-	$97

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

July 6,
2011
Beginning of period balance	$323
Sale of assets	(124)
Loss included in earnings	(10)
End of period balance	$189

During fiscal 2011, the Company had no significant fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

20. Steak n Shake of Tallahassee

During the second quarter of fiscal 2010, Steak n Shake reacquired the noncontrolling interest of Steak n Shake of Tallahassee LLC for $168.

21. Related Party Transactions

Mr. Biglari, along with his affiliates, and certain directors of the Company make investments in the Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations. However, Mr. Biglari does not pay an incentive allocation fee as a limited partner in the Lion Fund. As of July 6, 2011, the total fair value of these investments was approximately $2,514.

22. Business Segment Reporting

Net revenue and earnings before income taxes and noncontrolling interests by segment data for the twelve and forty weeks ended July 6, 2011 and July 7, 2010 were as follows:

	Net Revenue

	Twelve Weeks		Forty Weeks
	2011	2010	2011	2010
Operating Business:
Restaurant Operations:
Steak n Shake	$165,228	$158,047	$524,266	$506,521
Western	4,336	4,416	11,825	4,416 *
Total Restaurant Operations	169,564	162,463	536,091	510,937

Investment Management:
Management fees	—	137	224	137
Consolidated affiliated partnerships	1,297	(1,688)	4,545	(1,688)
Total Investment Management Operations	1,297	(1,551)	4,769	(1,551)
	$170,861	$160,912	$540,860	$509,386

	Earnings before income taxes and noncontrolling interests				Net earnings attributable to Biglari Holdings Inc.

	Twelve Weeks		Forty Weeks		Twelve Weeks		Forty Weeks
	2011	2010	2011	2010	2011	2010	2011	2010
Operating Business:
Restaurant Operations:
Steak n Shake	$9,534	$12,034	$28,294	$28,586	$7,226	$7,981	$20,425	$19,404
Western	818	488	1,681	488 *	500	251	1,029	251 *
Total Restaurant Operations	10,352	12,522	29,975	29,074	7,726	8,232	21,454	19,655

Investment Management:
Management fees	—	137	224	137	—	85	139	85
Incentive fee reallocation	—	—	2,510	—	—	—	1,535	—
Consolidated affiliated partnerships	2,702	(1,457)	4,543	(1,457)	1,889	481	2,154	481
Total Investment Management Operations	2,702	(1,320)	7,277	(1,320)	1,889	566	3,828	566

Corporate and Other:
Corporate and other	(2,837)	(1,783)	(6,430)	(2,636)	(1,846)	(797)	(4,456)	(1,786)
Investment and derivative gains/losses	934	1,162	4,385	1,996	589	690	2,763	1,257
Total Corporate and Other	(1,903)	(621)	(2,045)	(640)	(1,257)	(107)	(1,693)	(529)

Reconciliation of segments to consolidated amount:
Eliminations	—	—	(2,510)	—	318	—	195	—
	$11,151	$10,581	$32,697	$27,114	$8,676	$8,691	$23,784	$19,692
_______________________________
*    Includes revenues and earnings from March 31, 2010.

Biglari Capital, the general partner of the Lion Fund, earned a $5,199 incentive allocation fee; however, $2,689 is eliminated, for that amount represents the Company’s fee as a limited partner, which is uncharged because the Company owns the general partner. The remaining $2,510 is an incentive fee that is charged and reallocated from outside limited partners of the Lion Fund. The incentive fee is assessed only once a year in the calendar year end quarter, and no predictability of such earnings exists because the Lion Fund’s annual performance is unpredictable.

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

The Company’s Restaurant Operations consist of Steak n Shake and Western. As of July 6, 2011, Steak n Shake operated 413 company-owned restaurants and franchised 75 units in 22 states. Western operated 5 company-operated restaurants and franchised 89 units in 17 states.

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

Twelve Weeks Ended July 6, 2011
We recorded net earnings of $8,676 for the third quarter of fiscal year 2011, as compared with net earnings of $8,691 in the third quarter of fiscal year 2010.

Forty Weeks Ended July 6, 2011
We recorded net earnings of $23,784 for the current year-to-date period, as compared with net earnings of $19,692 in the same period of fiscal year 2010. The increase was primarily driven by the performance of our operating businesses, realized investment gains, and inclusion of Western’s results. Additionally, the increase was impacted by the $2,510 of incentive fee reallocation earned by Biglari Holdings that is charged and reallocated from outside limited partners of The Lion Fund.

As of July 6, 2011 the total number of company-owned and franchised restaurants was 582 as follows:

	Company-owned	Franchised	Total
Steak n Shake	413	75	488
Western	5	89	94
Total	418	164	582

During the third quarter of fiscal year 2011, Restaurant Operations suffered no closings of underperforming company-owned restaurants or transfers to franchisees while closing just one Western Sizzlin franchised unit. Also during the current year-to-date period, Steak n Shake opened one company-owned restaurant and endured no franchise closures while opening four new franchise units.

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

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the condensed consolidated Statements of Earnings for the periods indicated:

	Twelve Weeks Ended		Forty Weeks Ended
	July 6, 2011	July 7, 2010	July 6, 2011	July 7, 2010

Net revenues
Restaurant Operations:
Net sales	97.7%	99.5%	97.6%	99.2%
Franchise fees	1.2	1.2	1.2	0.8
Other revenue	0.4	0.3	0.3	0.3
Total	99.2	101.0	99.1	100.3
Investment Management Operations:
Management fee income	—	0.1	0.0	0.0
Consolidated Affiliated Partnerships:
Investment gains/losses	0.7	(1.0)	0.8	(0.3)
Other income/loss	0.0	0.0	0.1	0.0
Total	0.8	(1.0)	0.9	(0.3)
Total net revenues	100.0	100.0	100.0	100.0

Costs and expenses
Cost of sales (1)	28.8	27.6	27.8	27.1
Restaurant operating costs (1)	46.9	46.5	48.1	48.7
General and administrative	7.1	6.2	7.0	5.9
Depreciation and amortization	3.8	4.2	4.0	4.4
Marketing	5.9	5.6	5.5	5.2
Rent	2.3	2.5	2.4	2.5
Pre-opening costs	—	—	0.0	—
Asset impairments and provision for restaurant closings	0.0	0.0	0.0	0.0
Loss (gain) on disposal of assets	0.1	(0.1)	0.1	0.0
Other operating (income) expense	(1.0)	(0.0)	(0.2)	(0.1)

Other income (expense)
Interest, dividend and other investment income	0.1	0.1	0.0	0.1
Interest on obligations under leases	(1.4)	(1.6)	(1.5)	(1.7)
Interest expense	(0.4)	(0.6)	(0.4)	(0.3)
Realized investment gains/losses	0.8	0.6	0.9	0.4
Derivative and short sale gains/losses	(0.3)	0.1	(0.1)	0.0
Total other income (expense)	(1.2)	(1.4)	(1.0)	(1.5)

Earnings before income taxes	6.5	6.6	6.0	5.3

Income taxes	1.1	2.1	1.6	1.7

Net earnings	5.5	4.5	4.4	3.6
Earnings attributable to noncontrolling interest	—	—	—	(0.0)
Earnings/loss attributable to redeemable noncontrolling interests:
Income/loss allocation	(0.4)	0.9	(0.5)	0.3
Incentive fee reallocation	—	—	0.5	—
Total earnings/loss attributable to redeemable noncontrolling interests	(0.4)	0.9	(0.0)	0.3

Net earnings attributable to Biglari Holdings Inc.	5.1%	5.4%	4.4%	3.9%
______________________________ (1) Cost of sales and Restaurant operating costs are expressed as a percentage of Net sales.

Comparison of Twelve Weeks Ended July 6, 2011 to Twelve Weeks Ended July 7, 2010

Net Earnings
We recorded net earnings of $8,676, or $6.49 per diluted share, for the current quarter, as compared with net earnings of $8,691, or $6.23 per diluted share, for the third quarter of fiscal year 2010.

Net Sales
In the third quarter of fiscal year 2011, net sales increased 4.3% from $160,067 to $166,893, mainly because of the performance of our Restaurant Operations. Steak n Shake’s same-store sales advanced 4.9% during the third quarter of fiscal year 2011, principally because guest traffic expanded by 4.8%.

Franchise fees increased $188 or 10.0% compared to the third quarter of fiscal year 2010. The number of franchised units rose from 161 at July 7, 2010 to 164 on July 6, 2011.

Costs and Expenses
Cost of sales was $48,144 or 28.8% of net sales, compared with $44,197 or 27.6% of net sales in the third quarter of fiscal year 2010.  The increase as a percentage of net sales was created by inflation in commodity prices.

Restaurant operating costs were $78,317 or 46.9% of net sales, compared with $74,367 or 46.5% of net sales in the third quarter of fiscal year 2010. The increase as a percentage of net sales was attributable to increases in manager training, repairs and maintenance, insurance, and unemployment taxes.

General and administrative expenses increased as a percentage of total net revenues from 6.2% to 7.1%.  This increment largely results from our efforts to franchise the Steak n Shake concept as well as the accrual of the incentive compensation.

Depreciation and amortization expense was $6,563 or 3.8% of total net revenues, versus $6,712 or 4.2% of total net revenues in the third quarter of fiscal year 2010.

Marketing expense was $10,031 or 5.9% of total net revenues, versus $9,020 or 5.6% of total net revenues in the third quarter of fiscal year 2010.

Rent expense as a percentage of total net revenues was 2.3% in the current quarter, compared to 2.5% in the third quarter of fiscal year 2010.

Other operating income was $1,659 in the third quarter of fiscal year 2011, versus $8 in the third quarter of fiscal year 2010 as a result of the sale of Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. in which all but $300 was a non-cash gain.

Interest expense on obligations under leases was $2,436 or 1.4% of total net revenues, versus $2,559 or 1.6% of total net revenues in the third quarter of fiscal year 2010.

Our effective income tax rate was 16.5% in the third quarter of fiscal year 2011, compared with the income tax rate of 31.5% in the third quarter of fiscal year 2010. The decrease in the effective tax rate is due to increased federal employment tax credits combined with the majority of the gain sustained by the sale of Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. not being categorized as taxable income for income tax purposes.

Biglari Holdings Investment Gains
We recorded net realized investment gains of $1,433 for the current quarter that were connected primarily to dispositions of marketable equity securities and investment losses of $499 related to the change in fair value of securities sold short, an act which impacts earnings even though losses were not realized. We recorded $986 of realized gains on investments and $176 of investment gains related to the change in fair value of derivatives during the third quarter of fiscal year 2010. These investments are retained directly by Biglari Holdings, not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains (Losses)
For the current quarter we recorded a net realized gain of $749 related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized investment gain of $482. These amounts were offset by $639 related to earnings attributable to redeemable noncontrolling interests to determine earnings allocated to the Company.

Comparison of Forty Weeks Ended July 6, 2011 to Forty Weeks Ended July 7, 2010

Net Earnings
We recorded net earnings of $23,784, or $17.79 per diluted share, for the current year-to-date period, as compared with net earnings of $19,692, or $13.82 per diluted share, for the same period of fiscal year 2010. The increase was primarily driven by the performance of our operating businesses, realized investment gains, and inclusion of Western’s results for the full year-to-date period in 2011. Additionally, the increase was impacted by the $2,510 of incentive fee reallocation earned by Biglari Holdings that is charged and reallocated from outside limited partners of The Lion Fund.

Net Sales
In the current year-to-date period, net sales increased 4.5% from $505,248 to $527,848, mainly because of the performance of our Restaurant Operations. Steak n Shake’s same-store sales advanced 3.9% during the current year-to-date period, principally because guest traffic expanded by 4.6%, but was partially offset by lower average selling prices. The acquisition of Western increased total net sales by $5,953 or 1.2%.

Franchise fees increased $2,427 or 60.9% compared to the same period of fiscal year 2010. The number of franchised units rose from 161 at July 7, 2010 to 164 at July 6, 2011.  The acquisition of Western increased franchise fees by $1,484 or 37.2%.

Costs and Expenses
Cost of sales was $146,967 or 27.8% of net sales, compared with $136,836 or 27.1% of net sales in the same period of fiscal year 2010.   The increase in percentage of net sales was created by inflationary pressures on commodities.

Restaurant operating costs were $253,646 or 48.1% of net sales, compared with $246,081 or 48.7% of net sales in the same period of fiscal year 2010. The decrease in percentage of net sales stemmed from the implementation of several operating initiatives, which have produced higher productivity and labor efficiency.

General and administrative expenses increased as a percentage of total net revenues from 5.9% to 7.0% because of the inclusion of Western’s general and administrative expenses, incentive compensation expense, legal costs, franchising, and the integration of certain business functions such as supply chain management. For strategic and economic purposes, the Company over the last year transitioned to and centralized selected business functions at the Company’s headquarters in San Antonio, namely, supply chain management, franchise development, human resources, and training.

Depreciation and amortization expense was $21,855 or 4.0% of total net revenues, versus $22,597 or 4.4% of total net revenues in the same period of fiscal year 2010.

Marketing expense was $29,762 or 5.5% of total net revenues, versus $26,629 or 5.2% of total net revenues in the same period of fiscal year 2010.

Rent expense as a percentage of total net revenues was 2.4% in the current year-to-date period, compared to 2.5% in the same period of fiscal year 2010.

Other operating income was $894 in the current year-to-date period, versus $479 in the same period of fiscal year 2010.  In the third quarter of fiscal 2011, we recorded a gain of $1,558 in which all but $300 was a non-cash gain related to the sale of Mustang Capital Management L.L.C. and Mustang Capital Advisors, L.P. which more than offset largely corresponding expense accruals of $962 related to these entities in the first two quarters of fiscal 2011.

Interest expense on obligations under leases was $8,146 or 1.5% of total net revenues, versus $8,512 or 1.7% of total net revenues in the same period of fiscal year 2010.

Our effective income tax rate for the forty weeks ended July 6, 2011 was 27.1%, compared to 32.7% in the same period in the prior year. The decrease in the effective tax rate is due to increased federal employment credits combined with the majority of the gain sustained by the sale of Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. not being categorized as taxable income for income tax purposes.

Biglari Holdings Investment Gains
We recorded net realized investment gains of $4,677 for the current year-to-date period connected primarily to dispositions of marketable equity securities and investment losses of $292 related to the change in fair value of derivatives and securities sold short, an act which impacts earnings even though losses were not realized. We recorded $1,820 of realized gains on investments and $176 of investment gains related to the change in fair value of derivatives during the same period of fiscal year 2010. These investments are retained directly by Biglari Holdings, not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains (Losses)
For the current year-to-date period, we recorded a net realized gain of $3,316 related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized investment gain of $861. These amounts were offset by $2,559 related to earnings attributable to redeemable noncontrolling interests to determine earnings allocated to the Company.

Consolidated Affiliated Partnerships
Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments. In our condensed consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. As stated in Note 2 of the Notes to Condensed Consolidated Financial Statements, certain of the consolidated affiliated partnerships held the Company’s Debentures as investments.  These Debentures were redeemed by the Company on March 30, 2011.  Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for further information.  As of July 6, 2011 and September 29, 2010, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost) and $0 and $7,540 of Debentures, respectively.

Throughout fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these purchases of the Lion Fund totaled   $48,414 at July 6, 2011. These investments in the Lion Fund do not appear explicitly in the Company’s condensed consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements. Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which is classified on the Company’s condensed consolidated Balance Sheet as a reduction to Shareholders’ equity. Biglari Holdings’ pro-rata ownership of its Company common stock and Debentures through the Lion Fund was 100,374 shares of stock (with a fair value of $39,251) based on Biglari Holdings’ ownership interest in the Lion Fund on July 6, 2011.

Liquidity and Capital Resources
We generated $49,820 in cash flows from operations during the current year-to-date period as compared to $49,675 during the same period of fiscal year 2010.

Net cash used in investing activities of $65,743 during the current year-to-date period was primarily a result of net purchases of investments.  Net cash used in investing activities of $27,565 during the same period of fiscal year 2010 included purchases of investments of $51,866.

Net cash used in financing activities during the current year-to-date period was $14,319 compared to net cash used of $38,348 during the same period of fiscal year 2010. The decrease resulted primarily from the purchase of shares of Company stock by consolidated affiliated partnerships in fiscal year 2010.

Our balance sheet continues to maintain significant liquidity. The increase in Receivables of $3,807 is attributable to income taxes, of which $2,626 was collected in cash subsequent to quarter end.  Investments increased to $116,743 as of July 6, 2011 from $32,523 at September 29, 2010.  The increase is primarily related to significant investments in equity securities.  We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, existing credit facilities, and the sale of excess properties. We continuously review available financing alternatives.

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

Steak n Shake Revolving Credit Facility
As of July 6, 2011, Steak n Shake’s Revolving Credit Facility (“Facility”) allows it to borrow up to $30,000 under a revolving loan, which bears interest based on the London Interbank Offered Rate (“LIBOR”) plus 150 basis points. The Facility is scheduled to expire on February 15, 2013. On July 6, 2011, outstanding borrowings under the revolving loan were $21,000 at an interest rate of 1.7%. The Facility was amended effective February 15, 2011 to extend the maturity date and decrease the interest rate of the revolving loan. The lender also made a five year $20,000 term loan to Steak n Shake under the amendment.  In connection with the issuance of the term loan, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixes the interest rate on the term loan at 3.25% through its maturity. On July 6, 2011, outstanding borrowings under the term loan were $19,000 at an effective interest rate of 3.25%. The fair value of the interest rate swap was $309 on July 6, 2011 and has been included in Accrued expenses on the condensed consolidated Balance Sheet.

The Facility contains restrictions and covenants customary for credit agreements of these types which, among other things, require Steak n Shake to maintain certain financial ratios, including minimum tangible net worth, as well as restrict the amount of distributions to the parent Company. Additionally, the Facility is not guaranteed by or an obligation of the parent Company; rather the Facility is guaranteed by two Steak n Shake subsidiaries. These restrictions and covenants include requirements to limit the ratio of total liabilities to tangible net worth (as defined in the Facility) to a maximum of 2.25, to maintain a minimum fixed charge coverage ratio and a funded indebtedness ratio (as defined in the Facility) of 1.75 and 2.50, respectively, and maintain minimum tangible net worth of $150,000 for fiscal year 2011. Steak n Shake was in compliance with all covenants under the Facility as of July 6, 2011.

The Facility is secured with the deposit accounts, accounts receivable, inventory, equipment, general intangibles, chattel paper, software, and all other personal property of Steak n Shake (and its two subsidiaries).

The carrying amounts for debt reported in the condensed consolidated Balance Sheet do not differ materially from their fair values at July 6, 2011.

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

At July 6, 2011 the revolving loan under the Facility bore interest at a rate based upon LIBOR plus 150 basis points. Historically, we have not used derivative financial instruments to manage exposure to interest rate changes under the revolving loan. At July 6, 2011, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $128 on our net earnings. In February 2011, in connection with the issuance of the term loan under the Facility, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixes the interest rate on the term loan at 3.25% through its maturity. The fair value of the interest rate swap was a loss of $309 at July 6, 2011.

We do not have exposure to foreign currency exchange rate fluctuations, as we do not transact business in international markets and are not a party to any material non-U.S. dollar denominated contracts.

Item 4.   Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (c)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 6, 2011.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 6, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities And Use Of Proceeds

During the twelve weeks ended July 6, 2011, we withheld shares of our common stock to satisfy tax withholding obligations upon the vesting on May 19, 2011 of shares of restricted stock, which shares were automatically withheld in accordance with the terms of our 2008 Equity Incentive Plan, as amended.  The following table provides information on the shares withheld (which are considered repurchased) during the twelve weeks ended July 6, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 14, 2011 – May 11, 2011	—	$—	—	$—
May 12, 2011 – June 8, 2011	117	$412.81	—	$—
June 9, 2011 – July 6, 2011	—	$—	—	$—

Item 6.	Exhibits

Exhibit Number	Description

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certifications

101
The following financial information from Biglari Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 6, 2011, formatted in XBRL (Extensible Business Reporting Language), includes: (i) the Condensed Consolidated Balance Sheets as of July 6, 2011 and September 29, 2010, (ii) the Condensed Consolidated Statements of Earnings for the Twelve and Forty Weeks Ended July 6, 2011 and July 7, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the Forty Weeks Ended July 6, 2011 and July 7, 2010, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Forty Weeks Ended July 6, 2011 and July 7, 2010, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text  (to be filed within 30 days after the filing date of this Quarterly Report on Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 2011

BIGLARI HOLDINGS INC.

By:	/s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer