Form 10-Q/A
period 2011-07-06
BIGLARI HOLDINGS INC.
filed 2011-09-09
CIK 93859

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of August 9, 2011, 1,433,019 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Biglari Holdings Inc. (the “Company”) for the quarterly period ended July 6, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2011. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

Part II Other Information

Item 6.	Exhibits

Exhibit Number	Description

31.01*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.02*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01*	Section 1350 Certifications

101**
The following financial information from Biglari Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 6, 2011, formatted in XBRL (Extensible Business Reporting Language), includes: (i) the Condensed Consolidated Balance Sheets as of July 6, 2011 and September 29, 2010, (ii) the Condensed Consolidated Statements of Earnings for the Twelve and Forty Weeks Ended July 6, 2011 and July 7, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the Forty Weeks Ended July 6, 2011 and July 7, 2010, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Forty Weeks Ended July 6, 2011 and July 7, 2010, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*   Previously filed
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 9, 2011

BIGLARI HOLDINGS INC.

By:	/s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer