Form 10-K
period 2011-09-28
BIGLARI HOLDINGS INC.
filed 2011-12-12
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 0-8445

BIGLARI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

17802 IH 10 West, Suite 400 San Antonio, Texas	78257
(Address of principal executive offices)	(Zip Code)

(210) 344-3400
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, stated value $.50 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 13, 2011 was approximately $484,766,024 based on the closing stock price of $399.55 per share on that day.
As of December 7, 2011, 1,433,019 shares of the registrant’s Common Stock, $0.50 stated value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.	Business

Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a diversified holding company engaged in a number of diverse business activities.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings, Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”).  The Company’s long-term objective is to maximize per-share intrinsic value of the Company. The Company’s strategy is to reinvest cash generated from its operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

Biglari Holdings’ fiscal year ends on the last Wednesday in September. Accordingly, every five or six years, our fiscal year contains 53 weeks. Fiscal years 2011 and 2010 contained 52 weeks, while fiscal year 2009 contained 53. The Company’s first, third, and fourth quarters contain 12 weeks and our second quarter contains 16 weeks (except in fiscal years when there are 53 weeks, in which case the fourth quarter contains 13 weeks). Western and Biglari Capital’s September 30 year end for financial reporting purposes differs from the end of the Company’s fiscal year, the last Wednesday in September.

Restaurant Operations

The Company’s Restaurant Operations’ activities are conducted through two restaurant concepts, Steak n Shake and Western Sizzlin. As of September 28, 2011, Steak n Shake operated 413 company-operated restaurants and 76 franchised units in 22 states and Western operated 5 company-operated restaurants and 89 franchised units in 17 states.

Steak n Shake is engaged in the ownership, operation, and franchising of Steak n Shake restaurants. Founded in 1934 in Normal, Illinois, Steak n Shake is a classic American brand serving premium burgers and milk shakes.

Western Sizzlin is engaged primarily in the franchising of restaurants.  Founded in 1962 in Augusta, Georgia, Western Sizzlin offers signature steak dishes as well as other classic American menu items. Western Sizzlin also operates other concepts, Great American Steak & Buffet, and Wood Grill Buffet consisting of hot and cold food buffet style dining.

Restaurant Operations
A typical restaurant’s management team consists of a general manager, a restaurant manager and other managers depending on the operating complexity and sales volume of the restaurant. Each restaurant’s general manager has primary responsibility for the day-to-day operations of his or her unit.

Purchasing
Restaurant Operations obtain food products and supplies from independent national distributors. Purchases are centrally negotiated to ensure uniformity in product quality.

Franchising
Restaurant Operations’ franchising program extends the brands to areas in which there are no current development plans for Company stores. The expansion plans include seeking qualified new franchisees and expanding relationships with current franchisees.

Restaurant Operations typically seek franchisees with both the financial resources necessary to fund successful development and significant experience in the restaurant/retail business. Both restaurant chains assist franchisees with the development and ongoing operation of their restaurants. In addition, personnel assist franchisees with site selection, approve restaurant sites, and provide prototype plans, construction support and specifications. Restaurant Operations’ staff provides both on-site and off-site instruction to franchised restaurant management and associates. Moreover, Steak n Shake franchised restaurants are required to serve only approved menu items.

Geographic Concentration and Restaurant Locations
The following table lists the locations of the 583 Steak n Shake and Western Sizzlin restaurants, including 165 franchised units, as of September 28, 2011:

	Steak n Shake		Western Sizzlin

	Company- operated	Franchised	Company-operated	Franchised	Total
Alabama	2	3	—	5	10
Arkansas	—	2	—	17	19
California	—	—	—	2	2
Florida	80	1	—	—	81
Georgia	23	8	—	9	40
Illinois	63	6	—	1	70
Indiana	68	2	—	—	70
Iowa	3	—	—	—	3
Kansas	—	4	—	1	5
Kentucky	14	2	—	—	16
Louisiana	—	—	—	3	3
Maryland	—	—	—	2	2
Michigan	19	—	—	—	19
Mississippi	—	1	—	12	13
Missouri	39	21	—	2	62
Nevada	—	1	—	—	1
North Carolina	6	5	—	11	22
Ohio	63	—	—	1	64
Oklahoma	—	5	—	12	17
Pennsylvania	6	1	—	—	7
South Carolina	1	2	1	3	7
Tennessee	9	8	1	3	21
Texas	17	2	—	—	19
Virginia	—	1	3	4	8
West Virginia	—	1	—	1	2
Total	413	76	5	89	583

Competition
The restaurant business is one of the most intensely competitive industries in the United States. As there are virtually no barriers to entry into the restaurant business, competitors may include national, regional and local establishments. There may be established competitors with financial and other resources that are greater than the Company’s Restaurant Operations capabilities. Restaurant businesses compete on the basis of price, menu, food quality, location, personnel and customer service. The restaurant business is often affected by changes in consumer tastes and by national, regional, and local economic conditions.  The performance of individual restaurants may be impacted by factors such as traffic patterns, demographic trends, severe weather conditions, and competing restaurants. Additional factors that may adversely affect the restaurant industry include, but are not limited to, food and wage inflation, safety, and food-borne illness.

Government Regulation
The Company is subject to various federal, state and local laws affecting its Restaurant Operations.  Each of the restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the state and/or municipality in which the restaurant is located.  In addition, each restaurant must comply with various state and federal laws that regulate the franchisor/franchisee relationship, employment and pay practices and child labor laws. To date, none of the Company Restaurant Operations have been materially adversely affected by such laws or been affected by any difficulty, delay or failure to obtain required licenses or approvals.

Investment Management

The Investment Management segment is composed of Biglari Capital and Western Investments, Inc. This segment provides investment advisory services to private investment funds.

Biglari Capital, as General Partner of the The Lion Fund, L.P. (the “Lion Fund”) is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 5% performance hurdle rate that the Lion Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation.

The Company and its affiliates may also earn income through their investments in the Lion Fund and Western Acquisitions, L.P. (collectively the “consolidated affiliated partnerships”). In these cases, the income consists of realized and unrealized gains and losses on investment activities along with interest, dividends and other income.

Employees
The Company employs approximately 21,000 persons.

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
Our success depends in large part on the services of Sardar Biglari, Chairman and Chief Executive Officer. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer. If for any reason the services of Mr. Biglari were to become unavailable, there could be a material adverse effect on our business.

We face continually increasing competition in the restaurant industry for guests, staff, locations, and new products, which may negatively impact operating performance.
The restaurant business is one of the most intensely competitive industries in the United States. As there are virtually no barriers to entry into the restaurant business, competitors may include national, regional and local establishments. There may be established competitors with financial and other resources that are greater than the Company’s Restaurant Operations capabilities. Restaurant businesses compete on the basis of price, menu, food quality, location, personnel and customer service. The restaurant business is often affected by changes in consumer tastes and by national, regional, and local economic conditions.  The performance of individual restaurants may be impacted by factors such as traffic patterns, demographic trends, severe weather conditions, and competing restaurants. Additional factors that may adversely affect the restaurant industry include, but are not limited to, food and wage inflation, safety, and food-borne illness.

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
The Company and its subsidiaries currently maintain debt instruments, including the Credit Agreement, dated as of September 8, 2011 (the “New Credit Facility”), by and among Steak n Shake, as borrower, Steak n Shake Enterprises, Inc., as a subsidiary guarantor, Steak n Shake, LLC, as a subsidiary guarantor, the lenders party thereto, and Jefferies Finance LLC, as arranger, book manager, administrative agent and collateral agent, and the promissory note issued by Western’s wholly-owned subsidiary, Western Real Estate, L.P. Covenants in the debt agreements impose operating and financial restrictions, including requiring operating subsidiaries to maintain certain financial ratios and restricting, among other things, their ability to incur additional indebtedness, prepay certain indebtedness and make distributions to the Company.  Their failure to comply with these covenants and restrictions could constitute an event of default that, if not cured or waived, could result, among other things, in the acceleration of their indebtedness, which could negatively impact our operations and business and may also significantly affect our ability to obtain additional or alternative financing.  In addition, the restrictions contained in these debt instruments could adversely affect our ability to finance our operations, make strategic acquisition or investments, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies.

We may be required to recognize additional impairment charges on our long-lived assets and goodwill, which would adversely affect our results of operations and financial position.
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

We periodically evaluate our goodwill to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to income may be necessary. Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used. If estimated fair values are less than the carrying values of goodwill in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs.

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
The cost, availability and quality of ingredients Restaurant Operations use to prepare their food is subject to a range of factors, many of which are beyond their control.  A significant component of our restaurant business’ costs is related to food commodities, including beef, fried products, poultry, and dairy products, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, changes in international commodity markets, and other factors. If there is a substantial increase in prices for these food commodities, our results of operations may be negatively affected. In addition, our restaurants are dependent upon frequent deliveries of perishable food products that meet certain specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather, or other conditions could adversely affect the availability, quality, and cost of ingredients, which would likely lower revenues, damage our reputation, or otherwise harm our business.

Our historical growth rate and performance may not be indicative of our future growth or financial results.
Our historical growth must be viewed in the context of the recent opportunities available to us as a result of our access to capital at a time when market conditions resulted in unprecedented asset acquisition opportunities. When evaluating our historical growth and prospects for future growth, it is also important to consider that while our business philosophy has remained relatively constant, our mix of business, distribution channels and areas of focus have changed and may continue to change.  Our dynamic business model makes it difficult to assess our prospects for future growth.

The inability of Restaurant Operations’ franchisees to operate profitable restaurants may negatively impact our financial performance.
Restaurant Operations operate franchise programs and collect royalties and marketing and service fees from their franchisees. Growth within the existing franchise base is dependent upon many of the same factors that apply to our Restaurant Operations’ company-operated restaurants, and sometimes the challenges of opening profitable restaurants prove to be more difficult for the franchisees. For example, franchisees may not have access to the financial or management resources that they need to open or continue operating the restaurants contemplated by their franchise agreements. In addition, our Restaurant Operations’ continued growth is also partially dependent upon our ability to find and retain qualified franchisees in new markets, which may include markets in which the Steak n Shake and Western brands are less well known. Furthermore, the loss of any of franchisees due to financial concerns and/or operational inefficiencies could impact our Restaurant Operations’ profitability. Moreover, if our franchisees do not successfully operate or market restaurants in a manner consistent with our standards, our restaurant brands’ reputations could be harmed, which in turn could adversely affect our business and operating results.

Adverse weather conditions or losses due to casualties could negatively impact our operating performance.
Although our restaurants maintain, and require franchisees to maintain, property and casualty insurance to protect against property damage caused by casualties and natural disasters, instances of inclement weather, flooding, hurricanes, fire, and other acts of nature can adversely impact sales in several ways. Many of Steak n Shake’s and Western’s restaurants are located in the Midwest and Southeast portions of the United States. During the first and second fiscal quarters, restaurants in the Midwest may face harsh winter weather conditions. During the first and fourth fiscal quarters, restaurants in the Southeast may experience hurricanes or tropical storms. Our sales and operating results may be negatively affected by these harsh weather conditions, which could make it more difficult for guests to visit our restaurants, necessitate the closure of restaurants for a period of time or costly repairs due to physical damage or lead to a shortage of employees resulting from unsafe road conditions or an evacuation of the general population.

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

We are subject to the risk of possibly becoming an investment company under the Investment Company Act of 1940.
Because we are a holding company and a significant portion of our assets may, from time to time, consist of investments in companies in which we own less than a 50% interest, we run the risk of inadvertently becoming an investment company that is required to register under the Investment Company Act. Registered investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies.

To avoid becoming and registering as an investment company under the Investment Company Act, we monitor the value of our investments and structure transactions accordingly. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

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
We are or may be from time to time a party to various legal actions brought by employees, consumers, suppliers, shareholders, government agencies or others in connection with matters incidental to our business. The outcome of such litigation is difficult to assess or quantify and the cost to defend future proceedings may be significant.   Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any negative allegation regarding our Company, our business or our products could adversely affect our reputation with existing and potential customers. While we believe that the ultimate outcome of routine litigation matters individually and in the aggregate will not have a material impact on our financial position, we cannot assure that an adverse outcome on any of these matters would not, in fact, materially impact our financial position, cash flows and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Office and Warehouse Facilities

Use	Location	Own/Lease
Executive Office	San Antonio, TX	Lease
Executive Office	Indianapolis, IN	Lease
Executive Office	Roanoke, VA	Lease

Restaurant Properties
As of September 28, 2011, Restaurant Operations included 583 company-operated and franchised restaurants located in 25 states. Restaurant Operations owns the land and building for 153 restaurants. See “Geographic Concentration and Restaurant Locations” under Part I, Item 1 for additional detail.

Item 3.	Legal Proceedings

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Biglari Holdings’ common stock is listed for trading on the New York Stock Exchange (the “NYSE”), trading symbol:  BH. The following table sets forth the high and low sales prices per share, as reported on the NYSE List during the periods indicated:

	2011		2010*
	High	Low	High	Low
First Quarter	$444.71	$325.82	$327.08	$222.20
Second Quarter	459.77	391.45	411.25	289.74
Third Quarter	437.24	368.45	413.92	266.29
Fourth Quarter	405.50	288.29	333.42	264.00
________________
* Adjusted for 1-for-20 reverse stock split effective December 18, 2009.

Shareholders
Biglari Holdings had approximately 10,500 record holders of its common stock at December 1, 2011.

Dividends
Biglari Holdings has not declared a cash dividend during the fiscal years ended September 28, 2011 and September 29, 2010.

Performance Graph
The following chart compares the subsequent value of $100 invested in Biglari Holdings’ common stock on September 30, 2006 with a similar investment in the Standard and Poor’s 500 Stock Index and Standard and Poor’s Restaurant Index.

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

The “Equity Compensation Plan Information” required by Item 201(d) of Regulation S-K will be contained in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed on or before January 26, 2012, and such information is incorporated herein by reference.

Item 6.	Selected Financial Data

Selected Financial Data for the Past Five Years
(dollars in thousands except per share data)	52 Weeks Ended		53 Weeks Ended	52 Weeks Ended

	Fiscal 2011(2)	Fiscal 2010 (2)	Fiscal 2009 (2)	Fiscal 2008 (2)	Fiscal 2007 (2)
Revenue:
Total net revenues	$709,200	$673,781	$628,736	$611,278	$654,867

Earnings:
Net earnings (loss) attributable to Biglari Holdings Inc.	$34,565	$28,094	$5,998	$(22,979)	$11,808
Basic earnings (loss) per share attributable to Biglari Holdings Inc. (1)	$25.99	$20.11	$4.21	$(16.27)	$8.43
Diluted earnings (loss) per share attributable to Biglari Holdings Inc. (1)	$25.86	$19.99	$4.20	$(16.27)	$8.37

Year-end data:
Total assets	$672,860	$563,839	$514,496	$520,136	$565,214
Long-term debt:
Obligations under leases	116,066	124,247	130,076	134,809	139,493
Other long-term debt	101,417	17,781	48	15,783	16,522
Biglari Holdings Inc. shareholders’ equity	$279,678	$248,995	$291,861	$283,579	$303,864

(1)
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

(2)		Fiscal years 2011, 2010, 2009, 2008 and 2007 ended on September 28, 2011, September 29, 2010, September 30, 2009, September 24, 2008 and September 26, 2007, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in $000s, except per share data)

Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a diversified holding company engaged in a number of diverse business activities. The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings, Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”). The Company’s long-term objective is to maximize per-share intrinsic value of the Company. The Company’s strategy is to reinvest cash generated from its operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

In the following discussion, the term “same-store sales” refers to the sales of only those units open at least 18 months as of the beginning of the current fiscal period being discussed and which remained open through the end of the fiscal period.

We have a 52/53 week fiscal year ending on the last Wednesday in September. Fiscal year 2011, which ended on September 28, 2011, and fiscal year 2010, which ended on September 29, 2010, both contained 52 weeks, while fiscal year 2009, which ended on September 30, 2009, contained 53 weeks.

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

Net earnings attributable to Biglari Holdings for each of the past three years are disaggregated in the table that follows.

	2011	2010	2009
Operating Business:
Restaurant Operations:
Steak n Shake	$28,363	$26,894	7,279
Western	1,591	634	—
Total Restaurant Operations	29,954	27,528	7,279

Investment Management:
Biglari Capital Corp. (Incentive Fee)	1,535	—	—
Management fees	139	144	—
Consolidated affiliated partnerships	1,815	215	—
Total Investment Management Operations	3,489	359	—

Corporate and Other:
Corporate and other	(3,819)	(2,288)	(1,287)
Investment and derivative gains/losses	4,941	2,495	6
Total Corporate and Other	1,122	207	(1,281)

	$34,565	$28,094	$5,998

Fiscal Year 2011
We recorded net earnings of $34,565 for the current fiscal year, as compared with net earnings of $28,094 in fiscal year 2010. The increase was primarily driven by the performance of our operating businesses, realized investment gains, and the inclusion of Western’s full year results.

As of September 28, 2011 the total number of company-operated and franchised restaurants was 583 as follows:

	Company-operated	Franchised	Total
Steak n Shake	413	76	489
Western	5	89	94
Total	418	165	583

During fiscal year 2011, Restaurant Operations suffered no closings of underperforming company-operated restaurants or transfers to franchisees. Two Western Sizzlin franchised units were closed. Also during fiscal year 2011, Steak n Shake opened one company-operated unit, five franchise units, and did not experience any closures.

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

Consolidation
The consolidated financial statements include the accounts of (i) Biglari Holdings Inc., (ii) the wholly-and majority-owned subsidiaries of Biglari Holdings Inc. in which control can be exercised and (iii) limited partnership investment companies in which we have a controlling interest as the general partner. In evaluating whether we have a controlling interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate those entities in which we own a majority of the voting interests; and (2) for limited partnership entities, we consolidate those entities if we are the general partner of such entities and for which no substantive removal rights exist. All material intercompany accounts and transactions have been eliminated in consolidation.  The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered include the determination as to the degree of control over an entity by its various equity holders and the design of the entity.

Long-lived Assets — Impairment and Classification as Held for Sale
We review company-operated restaurants for impairment on a restaurant-by-restaurant basis when events or circumstances indicate a possible impairment. We test for impairment by comparing the carrying value of the asset to the undiscounted future cash flows expected to be generated by the asset. If the total estimated future cash flows are less than the carrying amount of the asset, the carrying value is written down to the estimated fair value, and a loss is recognized in earnings. The future cash flows expected to be generated by an asset requires significant judgment regarding future performance of the asset, fair market value if the asset were to be sold, and other financial and economic assumptions.

We sell restaurants that have been closed due to underperformance. We classify an asset as held for sale in the period during which each of the following conditions is met: (a) management has committed to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition; (c) an active search for a buyer has been initiated; (d) completion of the sale of the asset within one year is probable; (e) the asset is being marketed at a reasonable price; and (f) no significant changes to the plan of sale are expected. There is judgment involved in estimating the timing of completing the sale of an asset.

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

Our reserve for self-insured liabilities at September 28, 2011 and September 29, 2010 were $7,511 and $5,908, respectively.

Income Taxes
We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Based on fiscal year 2011 results, a change of one percentage point in the annual effective tax rate would have an impact of $478 on net earnings.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

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

Leases
Restaurant Operations leases certain properties under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. We use a time period for straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the rent commencement date of the lease term is the earlier of the date when they become legally obligated for the rent payments or the date when they take access to the grounds for build out. Accounting for leases involve significant management judgment.

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the Consolidated Statements of Earnings for the periods indicated:

	2011 (52 Weeks)	2010 (52 Weeks)	2009 (53 Weeks)
Net revenues
Restaurant Operations:
Net sales	97.9%	98.5%	99.1%
Franchise fees	1.2	0.9	0.7
Other revenue	0.3	0.3	0.3
Total	99.5	99.7	100.0
Investment Management Operations:
Management fee income	0.0	0.0	0.0
Consolidated Affiliated Partnerships:
Investment gains/losses	0.4	0.3	0.0
Other income	0.1	0.0	0.0
Total	0.5	0.3	0.0
Total net revenues	100.0	100.0	100.0

Costs and expenses
Cost of sales (1)	27.7	27.1	26.6
Restaurant operating costs (1)	47.7	48.5	51.8
General and administrative	6.8	6.2	5.8
Depreciation and amortization	4.0	4.3	5.0
Marketing	5.4	5.2	5.3
Rent	2.4	2.5	2.5
Pre-opening costs	0.0	0.0	0.0
Asset impairments and provision for restaurant closings	0.1	0.1	0.4
Loss on disposal of assets	0.1	0.0	0.0
Other operating (income) expense	(0.2)	(0.1)	(0.1)

Other income (expense)
Interest, dividend and other investment income	0.1	0.1	0.0
Interest on obligations under leases	(1.5)	(1.7)	(1.8)
Interest expense	(0.4)	(0.3)	(0.4)
Realized investment gains/losses	1.0	0.6	0.0
Derivative and short sale gains/losses	0.1	0.0	0.0
Total other income (expense)	(0.7)	(1.3)	(2.2)

Earnings before income taxes	6.7	6.2	1.1

Income taxes	2.0	1.8	0.2

Net earnings	4.8	4.4	1.0
Earnings attributable to noncontrolling interest	0.0	0.0	0.0
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(0.3)	(0.2)	0.0
Incentive fee	0.4	0.0	0.0
Total earnings/loss attributable to redeemable noncontrolling interests	0.1	(0.2)	0.0
Net earnings attributable to Biglari Holdings Inc.	4.9%	4.2%	1.0%

(1) Cost of sales and Restaurant operating costs are expressed as a percentage of Net sales.

(Amounts in $000s)
Fiscal Year 2011 Compared with Fiscal Year 2010

Net Earnings
We recorded net earnings of $34,565 for the current fiscal year, as compared with net earnings of $28,094 in fiscal year 2010. The increase was primarily driven by the performance of our operating businesses, realized investment gains, and the inclusion of Western’s results for the full year versus six months in fiscal year 2010.

Net Sales
In fiscal year 2011, net sales increased 4.7% from $663,524 to $694,378 primarily due to the performance of our Restaurant Operations, principally the increase in Steak n Shake’s same-store sales. Steak n Shake’s same-store sales increased 4.2% during fiscal year 2011. The increase in same-store sales resulted from an increase in guest traffic of 4.8%, partially offset by lower average selling prices. The inclusion of Western for the full year increased total net revenue by $7,322 or 1.0%.

Franchise fees increased 45.5% during fiscal year 2011. The number of franchised units increased from 162 at the end of fiscal year 2010 to 165 at the end of fiscal year 2011 due to the addition of Steak n Shake franchised units. The inclusion of Western for the full year increased franchise fees by $1,531 or 0.2%.

Cost and Expenses
Cost of sales was $192,645 or 27.7% of net sales, compared with $179,633 or 27.1% of net sales in fiscal year 2010. This increase in percentage of net sales was created primarily by inflationary pressures on commodities.

Restaurant operating costs were $331,262 or 47.7% of net sales compared to $321,937 or 48.5% of net sales in fiscal year 2010. The decrease as a percentage of net sales resulted from the implementation of several operating initiatives, which has resulted in higher productivity and labor efficiency.

General and administrative expenses increased from $41,553 or 6.2% of total net revenues, to $48,404 or 6.8% of total net revenues because of the inclusion of Western’s general and administrative expenses, our efforts to franchise the Steak n Shake concept and the accrual of the incentive compensation costs.

Depreciation and amortization expense was $28,361 or 4.0% of total net revenues, versus $29,258 or 4.3% of total net revenues in fiscal year 2010.

Marketing expense was $38,476 or 5.4% of total net revenues, versus $34,835 or 5.2% of total net revenues in fiscal year 2010.

Rent expense decreased from 2.5% to 2.4% as a percentage of total net revenues compared to the prior year.

Asset impairments and provision for restaurant closings for fiscal year 2011 was $1,032 or 0.1% of total net revenues, versus $353 or 0.1% of total net revenues in fiscal year 2010.

Loss on disposal of assets increased to $702 or 0.1% of total net revenues as compared to $126 or 0.0% in the prior year.

Interest expense on obligations under leases was $10,565 or 1.5% of total net revenues, versus $11,125 or 1.7% of total net revenues in fiscal year 2010.

Our fiscal year 2011 effective income tax rate remained consistent with the prior year at 29.0%.

Biglari Holdings Investment Gains
We recorded net realized investment gains of $7,360 for the current fiscal year related to dispositions of marketable equity securities and investment gains of $610 related to the change in fair value of derivatives and securities sold short. We recorded $3,802 of net realized gains on investments and $222 of investment gains related to the change in fair value of derivatives last fiscal year. These investments are held directly by us and not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains
We recorded a net realized gain of $3,365 for the current fiscal year related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized net investment loss of $230 for a total of $3,135.  We also received an incentive fee of $2,510. These amounts were offset by $1,909 related to earnings attributable to redeemable noncontrolling interests.

Fiscal Year 2010 Compared with Fiscal Year 2009

Net Earnings
We recorded net earnings of $28,094 for fiscal year 2010, as compared with net earnings of $5,998 in fiscal year 2009. The increase was primarily driven by the performance of our operating businesses, realized investment gains, and the inclusion of Western’s results. Comparatively, fiscal year 2009 net earnings included $2,645 ($1,613, net of tax) of non-cash impairment and store closing costs.

Net Sales
In fiscal year 2010, net sales increased 6.5% from $622,944 to $663,524 primarily due to the performance of our Restaurant Operations, principally the increase in Steak n Shake’s same-store sales. The inclusion of an extra week in 2009 contributed $9,374 in net sales. Adjusting for this extra week, Steak n Shake’s same-store sales increased 7.5% during fiscal year 2010. The increase in same-store sales resulted from an increase in guest traffic of 10.6%, partially offset by lower average selling prices. The acquisition of Western increased total net revenue by $8,755 or 1.4%.

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

General and administrative expenses increased from $36,671 or 5.8% of total net revenues, to $41,553 or 6.2% of total net revenues because of the inclusion of Western’s general and administrative expenses, costs associated with investment activities, and the integration of certain business functions such as supply chain management. For strategic purposes, the Company in fiscal year 2010 transitioned to and centralized selected business functions to the Company’s headquarters in San Antonio, namely, supply chain management, franchise development, human resources, and training.

Depreciation and amortization expense was $29,258 or 4.3% of total net revenues, versus $31,369 or 5.0% of total net revenues in fiscal year 2009.

Marketing expense was $34,835 or 5.2% of total net revenues, versus $33,304 or 5.3% of total net revenues in fiscal year 2009.

Rent expense remained consistent as a percentage of total net revenues compared to the prior year.

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

Biglari Holdings Investment Gains
We recorded net realized investment gains of $3,802 for fiscal year 2010 related to dispositions of marketable equity securities and unrealized investment gains of $222 related to the change in fair value of derivatives that we purchased during the fiscal year and held as of the end of the year. We recorded $9 of realized gains on investments in fiscal year 2009. These investments are held directly by us and not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains
We recorded a net realized gain of $831 for fiscal year 2010 related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized net investment gain of $1,006 for a total of $1,837.  These amounts were offset by $1,317 related to earnings attributable to redeemable noncontrolling interests.

Restaurant Closings
Steak n Shake did not close any company-operated restaurants in fiscal years 2011 and 2010 compared to four closures in fiscal year 2009. All of the restaurants closed in fiscal year 2009 were located near other company-operated stores that continue to operate. Therefore, the results of operations of these restaurants are not presented as discontinued operations and continue to be included in continuing operations in the Consolidated Statement of Earnings.

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

Liquidity and Capital Resources
We generated $71,577, $68,618, and $52,300 in cash flows from operations during fiscal years 2011, 2010, and 2009, respectively, based primarily on net earnings and due to timing of receipts and payment of disbursements related to operating activities in each of the fiscal years.

Net cash used in investing activities of $89,503 and $31,424 during fiscal years 2011 and 2010, respectively, was primarily a result of net purchases of investments. Net cash provided by investing activities of $4,958 during fiscal year 2009 was primarily a result of proceeds from disposal of property and equipment of $13,517. Steak n Shake transferred seven restaurants to an existing franchisee during fiscal year 2009.

Net cash provided by financing activities of $69,350 during fiscal year 2011 resulted primarily from borrowings on long-term debt. Steak n Shake entered into a new credit facility further described below under “Steak n Shake New Credit Facility.” Net cash used in financing activities of $41,026 during fiscal year 2010 resulted primarily from the purchase of shares of Company stock by consolidated affiliated partnerships. Net cash used in financing activities of $12,718 during fiscal year 2009 resulted primarily from principal payments on long-term debt of $16,448.

Our balance sheet continues to maintain significant liquidity. We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Consolidated Affiliated Partnerships
Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities.  Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments.  In our consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. The Debentures (as defined below) owned by the consolidated affiliated partnerships were recorded as a debt extinguishment upon acquisition (the Debentures remained outstanding until their redemption on March 30, 2011). As of September 28, 2011 and September 29, 2010, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost) and $0 and $7,540, respectively, of Debentures. Consolidated net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s debt and equity securities which has been eliminated in consolidation.

Throughout fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment.  The fair value of these investments in the Lion Fund totaled $38,455 at September 28, 2011. No amounts were invested in 2011. These investments in the Lion Fund do not appear explicitly in the Company’s Consolidated Balance Sheet due to the requirement to fully consolidate the Lion Fund (inclusive of third party interests) in the Company’s financial statements.  Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which is classified on the Company’s Consolidated Balance Sheet as reductions to Shareholders’ equity.  Biglari Holdings’ pro-rata ownership of its Company common stock through the Lion Fund at September 28, 2011 was 99,792 shares of stock (with a fair value of $29,577) based on Biglari Holdings’ ownership interest in the Lion Fund at year end.

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

On March 30, 2011, the Company redeemed all of its outstanding Debentures. The Debentures were redeemed for cash at an aggregate redemption price of approximately $23,420, representing 100% of the principal amount outstanding, plus accrued and unpaid interest up to, but not including, March 30, 2011. The Debentures were issued and the redemption was effected pursuant to the provisions of the Indenture, dated March 30, 2010 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. Upon the redemption of the Debentures, the Company’s obligations under the Debentures and the Indenture were satisfied and discharged in accordance with their terms. Included in the Debentures aggregate redemption price of $23,420 was approximately $7,804 of principal and interest paid to the Lion Fund. The payment to the Lion Fund does not appear explicitly in the Company’s Consolidated Statement of Cash Flows because of the requirement to consolidate fully the Lion Fund in the Company’s financial statements.

Steak n Shake New Credit Facility
On September 8, 2011, Steak n Shake, as borrower, Steak n Shake Enterprises, Inc. (“Steak n Shake Enterprises”) and Steak n Shake, LLC, as guarantors (together with Steak n Shake Enterprises, the “Subsidiary Guarantors”), each subsidiaries of the Company, entered into a credit agreement (the “New Credit Facility”) with the lenders party thereto and Jefferies Finance LLC, as arranger, book manager, administrative agent and collateral agent (“Jefferies Finance”). The New Credit Facility consists of an $110,000 senior secured term loan facility (the “Term Loan”) and a $20,000 senior secured revolving credit facility (the “Revolver”).

The Term Loan matures on September 8, 2015 and has a repayment schedule with monthly amortization, beginning on December 31, 2011, equal to 2.5% of the initial principal amount of the Term Loan (as adjusted pursuant to the New Credit Facility), together with accrued and unpaid interest on the principal amount to be paid, with the balance due at maturity. The Revolver will be available until September 8, 2014. Interest on the Term Loan is based on a base rate or Eurodollar rate plus an applicable margin of 3.5% and 4.5%, respectively. Interest on the Revolver is based on a base rate or Eurodollar rate plus an applicable margin ranging from 2.0% to 2.5% and 3.0% to 3.5%, respectively, based on Steak n Shake’s total leverage ratio. The Revolver also carries a commitment fee of 0.75% per annum on the unused portion of the credit line.

As of September 28, 2011, outstanding borrowings were $110,000 under the Term Loan at an interest rate of 5.5% and $15,000 under the Revolver at an interest rate of 4.5%.

Both the Term Loan and the Revolver have been guaranteed by the Subsidiary Guarantors and secured by first priority security interests in substantially all the assets of Steak n Shake (including the capital stock of Steak n Shake Enterprises) and the Subsidiary Guarantors. Biglari Holdings is not a guarantor under the New Credit Facility. Net proceeds from the New Credit Facility were used to pay the Company a dividend in the amount of $83,154 and to repay all outstanding amounts under Steak n Shake’s former credit facility. In February of 2011, Steak n Shake amended its credit agreement and entered into a $20,000 term loan and extended the maturity date of its existing $30,000 credit facility. Term loan had a maturity date of February 15, 2016.

Outstanding borrowings under Steak n Shake’s $30,000 credit facility as of September 29, 2010 were $18,000 at an interest rate of 2.5%. We had $4,610 and $522 in standby letters of credit outstanding as of September 28, 2011 and September 29, 2010, respectively. The facility was paid in full with the proceeds from the New Credit Facility.

The New Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.

Steak n Shake was in compliance with all covenants under the New Credit Facility as of September 28, 2011.

Security Agreement
In connection with the New Credit Facility, Steak n Shake and the Subsidiary Guarantors (together with the other guarantors from time to time party thereto, the “Pledgors”) and Jefferies Finance, in its capacity as collateral agent pursuant to the New Credit Facility, entered into a security agreement (the “Security Agreement”). Pursuant to the Security Agreement, each Pledgor granted to Jefferies Finance a lien on all of the Pledged Collateral (as defined in the Security Agreement) as security for the payment and performance in full of all the secured obligations under the New Credit Facility.  The Pledged Collateral does not include the real estate of Steak n Shake and the Subsidiary Guarantors, but such real estate is subject to a springing lien if Steak n Shake does not maintain certain leverage ratios.

Interest Rate Swap
During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The fair value of the interest rate swap was a loss of $439 on September 28, 2011 and is included in Accrued expenses on the Consolidated Balance Sheet.

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

The loan agreement under which the Note was issued (the “Loan Agreement”) contains various affirmative and negative covenants, limitations and events of default customary for loans of this type to similar borrowers, including limitations on Western RE’s ability to incur indebtedness and liens, subject to limited exceptions, and certain financial covenants that must be maintained. Additionally, the Note is not guaranteed by or an obligation of the parent Company; rather, the Note is guaranteed by Western and its subsidiaries. Western RE was in compliance with all covenants under the Loan Agreement as of September 28, 2011.

The carrying amounts for debt reported in the Consolidated Balance Sheet do not differ materially from their fair market values at September 28, 2011 as a result of the recent refinancing.

Contractual Obligations
Our significant contractual obligations and commitments as of September 28, 2011 are shown in the following table.

	Payments due by period

Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Long-term debt (1) (2)	$18,086	$51,036	$80,839	$—	$149,961
Capital leases and finance obligations(1)	15,347	30,493	25,924	23,389	95,153
Operating leases (3)	13,256	24,793	20,923	69,617	128,589
Purchase commitments (4)	2,703	449	—	—	3,152
Other long-term liabilities (5)	—	—	—	510	510
Total	$49,392	$106,771	$127,686	$93,516	$377,365

(1)	Includes principal and interest and assumes payoff of indebtedness at maturity date.
(2)	Includes outstanding borrowings under the New Credit Facility as of September 28, 2011.
(3)	Excludes amounts to be paid for contingent rents. Includes amounts to be paid for subleased properties.
(4)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(5)
Includes liabilities for Non-Qualified Deferred Compensation Plan. Excludes our unrecognized tax benefits of $1,750 as of September 28, 2011 because we cannot make a reliable estimate of the timing of cash payments.

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

Our investments are generally concentrated in common stocks. A significant decline in the general stock market or in the price of major investments may produce a large decrease in our consolidated Shareholders’ equity and under certain circumstances may require the recognition of losses in the Consolidated Statement of Earnings. Decreases in values of equity investments can have a material adverse effect on our Consolidated Shareholders’ equity.

At September 28, 2011 interest on the Term Loan was based on a base rate or Eurodollar rate plus an applicable margin of 3.5% and 4.5%, respectively. Interest on the Revolver was based on a base rate or Eurodollar rate plus an applicable margin ranging from 2.0% to 2.5% and 3.0% to 3.5%, respectively, based on Steak n Shake’s total leverage ratio. At September 28, 2011, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $763 on our net earnings. In February 2011, in connection with the issuance of the term loan under Steak n Shake’s previous credit facility, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixed the interest rate on the term loan at 3.25% through its maturity. The fair value of the interest rate swap was a loss of $439 at September 28, 2011.

We do not have exposure to foreign currency exchange rate fluctuations, as we do not transact business in international markets and are not a party to any material non-U.S. dollar denominated contracts.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the "Company") as of September 28, 2011 and September 29, 2010, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for the years ended September 28, 2011, September 29, 2010, and September 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Biglari Holdings Inc. and subsidiaries as of September 28, 2011 and September 29, 2010, and the results of their operations and their cash flows for the years ended September 28, 2011, September 29, 2010, and September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 28, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
December 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the "Company") as of September 28, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 28, 2011 of the Company and our report dated December 10, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
December 10, 2011

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

We completed our acquisitions of Western and Biglari Capital on March 30, 2010 and April 30, 2010, respectively.  During the year ended September 28, 2011, we integrated activities and controls for the combined companies and included them in our assessment of effectiveness of internal control over financial reporting.

Management has evaluated the effectiveness of its internal control over financial reporting as of September 28, 2011 based on the criteria set forth in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of September 28, 2011, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and their report is included herein.

/s/ Sardar Biglari	/s/ Duane E. Geiger
Sardar Biglari Chairman and Chief Executive Officer	Duane E. Geiger Interim Chief Financial Officer, Vice President
and Controller

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

	2011	2010	2009
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Net revenues
Restaurant Operations:
Net sales	$694,378	$663,524	$622,944
Franchise fees	8,600	5,909	4,098
Other revenue	2,425	2,213	1,694
Total	705,403	671,646	628,736
Investment Management Operations:
Management fee income	224	233	—
Consolidated Affiliated Partnerships:
Investment gains/losses	3,135	1,837	—
Other income	438	65	—
Total	3,797	2,135	—
Total net revenues	709,200	673,781	628,736

Costs and expenses
Cost of sales	192,645	179,633	165,853
Restaurant operating costs	331,262	321,937	322,738
General and administrative	48,404	41,553	36,671
Depreciation and amortization	28,361	29,258	31,369
Marketing	38,476	34,835	33,304
Rent	16,891	16,627	15,929
Pre-opening costs	89	—	—
Asset impairments and provision for restaurant closings	1,032	353	2,645
Loss on disposal of assets	702	126	151
Other operating (income) expense	(1,157)	(558)	(843)
Total costs and expenses, net	656,705	623,764	607,817

Other income (expense)
Interest, dividend and other investment income	742	383	—
Interest on obligations under leases	(10,565)	(11,125)	(11,010)
Interest expense	(2,811)	(1,859)	(2,726)
Realized investment gains/losses	7,360	3,802	9
Derivative and short sale gains/losses	610	222	—
Total other income (expense)	(4,664)	(8,577)	(13,727)

Earnings before income taxes	47,831	41,440	7,192

Income taxes	13,867	12,019	1,163

Net earnings	33,964	29,421	6,029
Earnings attributable to noncontrolling interest	—	(10)	(31)
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(1,909)	(1,317)	—
Incentive fee	2,510	—	—
Total earnings/loss attributable to redeemable noncontrolling interests	601	(1,317)	—
Net earnings attributable to Biglari Holdings Inc.	$34,565	$28,094	$5,998

Earnings per share attributable to Biglari Holdings Inc.
Basic earnings per common and common equivalent share	$25.99	$20.11	$4.21
Diluted earnings per common and common equivalent share	$25.86	$19.99	$4.20

Weighted average shares and equivalents
Basic	1,329,745	1,396,892	1,424,178
Diluted	1,336,693	1,405,375	1,429,549

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
 (amounts in $000s, except share and per share data)

	September 28,	September 29,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$98,987	$47,563
Investments	115,321	32,523
Receivables, net of allowance of $559 and $475, respectively	4,133	5,818
Inventories	5,886	6,061
Deferred income taxes	6,150	3,802
Assets held for sale	6,870	9,611
Other current assets	3,237	4,453
Total current assets	240,584	109,831
Property and equipment, net	371,736	386,181
Goodwill	27,529	28,759
Other intangible assets, net	6,950	7,959
Other assets	7,278	7,612
Investments held by consolidated affiliated partnerships	18,783	23,497
Total assets	$672,860	$563,839
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$29,236	$26,752
Due to broker	7,272	3,903
Accrued expenses	46,948	37,401
Revolving credit	15,000	18,000
Current portion of obligations under leases	5,272	4,556
Current portion of long-term debt	11,141	151
Total current liabilities	114,869	90,763
Deferred income taxes	6,664	10,309
Obligations under leases	116,066	124,247
Long-term debt	101,417	17,781
Other long-term liabilities	8,914	9,499
Total liabilities	347,930	252,599
Commitments and contingencies
Redeemable noncontrolling interests of consolidated affiliated partnerships	45,252	62,245
Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,511,174 and 1,511,175 shares issued, respectively, 1,227,276 and 1,227,654 shares outstanding (net of treasury stock), respectively	756	756
Additional paid-in capital	144,569	143,521
Retained earnings	230,390	195,825
Accumulated other comprehensive loss	(5,468)	(1,152)
Treasury stock – at cost: 283,898 shares and 283,521 shares (includes 205,743 shares held by consolidated affiliated partnerships) at September 28, 2011 and September 29, 2010, respectively	(90,569)	(89,955)
Biglari Holdings Inc. shareholders’ equity	279,678	248,995
Total liabilities and shareholders’ equity	$672,860	$563,839

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s)

	2011	2010	2009
	(52 Weeks)	(52 Weeks)	(53 Weeks)

Operating activities
Net earnings	$33,964	$29,421	$6,029
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	28,361	29,258	31,369
Provision for deferred income taxes	(2,186)	207	6,457
Asset impairments and provision for restaurant closings	1,032	353	2,645
Stock-based compensation and other non-cash expenses	950	1,735	2,881
Loss on disposal of assets	702	126	151
Gain on sale of subsidiary	(1,559)	—	—
Realized investment gains/losses	(7,360)	(3,802)	(9)
Derivative and short sale gains/losses	(610)	(222)	—
Changes in receivables and inventories	2,066	3,951	8,481
Changes in other assets	(202)	(123)	(1,724)
Changes in accounts payable and accrued expenses	12,918	8,834	(3,980)
Investment operations of consolidated affiliated partnerships:
Purchases of investments	(53,727)	(24,771)	—
Sales of investments	52,271	25,117	—
Realized investment gains, net	(3,365)	(831)	—
Unrealized (gains) losses on marketable securities held by consolidated affiliated partnerships	230	(1,006)	—
Changes in cash equivalents held by consolidated affiliated partnerships	7,870	371	—
Changes in due to/from broker	222	—	—
Net cash provided by operating activities	71,577	68,618	52,300
Investing activities
Additions of property and equipment	(13,018)	(8,650)	(5,751)
Proceeds from property and equipment disposals	2,007	1,885	13,517
Proceeds from sale of joint venture	—	457	—
Proceeds from sale of subsidiary, net of cash on hand	196	—	—
Purchases of investments	(171,893)	(73,228)	(3,047)
Sales of investments	90,058	47,112	239
Changes in due to/from broker	3,147	3,903	—
Cash from merger activities	—	(2,903)	—
Net cash (used in) provided by investing activities	(89,503)	(31,424)	4,958
Financing activities
Proceeds from revolving credit facility	194,045	500	12,240
Payments on revolving credit facility	(197,045)	(1,000)	(7,920)
Borrowings on long-term debt	111,959	—	—
Principal payments on long-term debt	(17,333)	(80)	(16,448)
Proceeds from property sale-leasebacks	—	—	3,597
Principal payments on direct financing lease obligations	(7,469)	(4,570)	(5,008)
Proceeds from exercise of stock options and employees stock purchase plan	29	345	857
Excess tax benefits from stock-based awards	3	—	40
Cash paid in lieu of fractional shares	—	(711)	—
Repurchase of employee shares for tax withholding	(541)	(257)	(203)
Proceeds from noncontrolling interest	—	—	150
Distributions to noncontrolling interest	—	(221)	(23)
Financing activities of consolidated affiliated partnerships:
Purchase of shares of Company stock by consolidated affiliated partnerships	—	(38,411)	—
Proceeds from sale of shares of Company stock by consolidated affiliated partnerships	—	2,651	—
Contributions from noncontrolling interests	1,780	1,878	—
Distributions to noncontrolling interests	(16,078)	(1,150)	—
Net cash provided by (used in) financing activities	69,350	(41,026)	(12,718)
Increase (decrease) in cash and cash equivalents	51,424	(3,832)	44,540
Cash and cash equivalents at beginning of year	47,563	51,395	6,855
Cash and cash equivalents at end of year	$98,987	$47,563	$51,395

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at September 24, 2008	$757	$142,935	$161,733	$—	$(21,846)	$283,579
Net earnings attributable to Biglari Holdings Inc.			5,998			5,998
Net change in unrealized gains and losses on investments, net of $71 tax				112		112
Total comprehensive income						6,110
Compensation expense for share-based payments		1,801				1,801
Shares exchanged to exercise stock options and to satisfy minimum statutory tax withholding					(315)	(315)
Shares reissued to exercise stock options		(5)			120	115
Shares granted under Capital Appreciation Plan		(871)			871	—
Shares forfeited under Capital Appreciation Plan		974			(974)	—
Shares reissued for vendor payments		(137)			403	266
Tax effect relating to stock awards		(550)				(550)
Shares issued for Employee Stock Purchase Plan		(456)			1,311	855
Balance at September 30, 2009	757	143,691	167,731	112	(20,430)	291,861
Net earnings attributable to Biglari Holdings Inc.			28,094			28,094
Reclassification of investment appreciation in net earnings, net of $58 tax				(92)		(92)
Net change in unrealized gains and losses on investments, net of $750 tax				(1,172)		(1,172)
Total comprehensive income						26,830
Exercise of stock options and other stock compensation transactions		1,225			(304)	921
Retirement of shares held by subsidiary	(1)	1				—
Cash paid in lieu of fractional shares		(711)				(711)
Reacquired shares from acquisitions					(34,146)	(34,146)
Purchase of Company stock by consolidated affiliated partnerships					(38,411)	(38,411)
Sale of Company stock by consolidated affiliated partnerships		(685)			3,336	2,651
Balance at September 29, 2010	756	143,521	195,825	(1,152)	(89,955)	248,995
Net earnings attributable to Biglari Holdings Inc.			34,565			34,565
Reclassification of investment appreciation in net earnings, net of $861 tax				1,352		1,352
Net change in unrealized gains and losses on investments, net of $3,476 tax				(5,668)		(5,668)
Total comprehensive income						30,249
Exercise of stock options and other stock compensation transactions		375			(614)	(239)
Other		673				673
Balance at September 28, 2011	$756	$144,569	$230,390	$(5,468)	$(90,569)	$279,678

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

1.	Summary of Significant Accounting Policies

Description of Business
Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a diversified holding company engaged in a number of diverse business activities.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value of the Company. Our strategy is to reinvest cash generated from our operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

Fiscal Year
Our fiscal year ends on the last Wednesday in September. Fiscal years 2011 and 2010 contain 52 weeks, while fiscal year 2009 contains 53 weeks.

Principles of Consolidation
As of September 28, 2011, the consolidated financial statements include the accounts of (i) the Company, (ii) its wholly−owned subsidiaries Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”), and (iii) investment related subsidiaries and limited partnerships (the “consolidated affiliated partnerships”). As a result of the Company’s acquisitions of Western and Biglari Capital, the Company acquired financial interests in The Lion Fund, L.P. (the “Lion Fund”), Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P., investment limited partnerships (collectively referred to as consolidated affiliated partnerships), for which the Company has a substantive controlling interest. During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds distributed to the partners. During the third quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. Refer to Note 5 for further information regarding the sale.

We consolidate entities in which we have a wholly−owned or controlling interest in the general partner. The consolidated affiliated partnerships’ assets and liabilities are consolidated on the Company’s balance sheet even though outside limited partners have majority ownership in all of the investment partnerships. The Company does not guarantee any of the liabilities of its subsidiaries that are serving as general partners to these consolidated affiliated partnerships. All intercompany accounts and transactions have been eliminated in consolidation.

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

Investments Held by Consolidated Affiliated Partnerships
The consolidated affiliated partnerships are, for purposes of Accounting Principles Generally Accepted in the United States (“GAAP”), investment companies under the AICPA Audit and Accounting Guide Investment Companies. The Company has retained the specialized accounting for these entities, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946-810-45 (formerly EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation). As such marketable equity securities held by the consolidated affiliated partnerships are recorded

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

1. Summary of Significant Accounting Policies – (continued)

at fair value with net unrealized and realized investment gains/losses included in Investment gains/losses of Consolidated Affiliated Partnerships, a component of Net revenues on the Consolidated Statement of Earnings.

Concentration of Equity Price Risk
Our investments are generally concentrated in common stocks. A significant decline in the general stock market or in the price of major investments may produce a large decrease in our consolidated Shareholders’ equity and under certain circumstances may require the recognition of losses in the Consolidated Statement of Earnings. Decreases in values of equity investments can have a material adverse effect on our consolidated Shareholders’ equity.

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

Goodwill and Intangible Assets
Goodwill and indefinite life intangibles are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangibles to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. No impairments were recorded on goodwill or intangible assets during fiscal years 2011, 2010, or 2009. Refer to Note 9 for information regarding our goodwill and other intangible assets.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

1. Summary of Significant Accounting Policies – (continued)

Due to Broker
Due to broker represents margin debit balances collateralized by certain of the Company’s investment in securities.

Operating Leases
The Company leases certain property under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. In addition, the rent commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take access to the property or the grounds for build out.

Revenue Recognition
Net Sales
We record revenue from restaurant sales at the time of sale, net of discounts. Revenue from the sale of gift cards is deferred at the time of sale and recognized upon redemption by the customer or at expiration of the gift cards. Sales revenues are presented net of sales taxes. Cost of sales primarily includes the cost of food and disposable paper and plastic goods used in preparing and selling our menu items and excludes depreciation and amortization, which is presented as a separate line item on the Consolidated Statement of Earnings.

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

Investment Gains/Losses from Consolidated Affiliated Partnerships
Investment gains/losses from consolidated affiliated partnerships include realized and unrealized gains/losses on investments held by consolidated affiliated partnerships. Realized gains/losses from the disposal of investments held by consolidated affiliated partnerships are determined by specific identification of cost of investments sold.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

1. Summary of Significant Accounting Policies – (continued)

The following table presents a reconciliation of basic and diluted weighted average common shares.

	2011	2010	2009
Basic earnings per share:
Weighted average common shares	1,329,745	1,396,892	1,424,178
Diluted earnings per share:
Weighted average common shares	1,329,745	1,396,892	1,424,178
Dilutive effect of stock awards	6,948	8,483	5,371
Weighted average common and incremental shares	1,336,693	1,405,375	1,429,549
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock.	705	12,962	23,427

Stock-Based Compensation
We account for all stock-based compensation, including grants of employee stock options, nonvested stock and shares issued under our employee stock purchase plan, using the fair value based method. Refer to Note 17 for additional information regarding our stock-based compensation.

The Steak n Shake 401(k) Savings Plan
The Steak n Shake 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution plan covering substantially all employees after they have attained age 21 and completed six months of service and allows employees to defer up to 20% of their salaries. The Company made non-discretionary matching contributions through October 14, 2008. The matching contributions during fiscal year 2009 were equal to 50% of participants’ pretax contributions and subject to a maximum of 6% of participants’ eligible compensation contributed to the 401(k) Plan. Non-discretionary matching contributions paid in fiscal year 2009 were $51. During fiscal year 2009, the 401(k) Plan was amended to eliminate the non-discretionary contributions and allow for discretionary matching contributions. Discretionary matching contributions of $271 and $253 were made in fiscal year 2011 and 2010, respectively.  Discretionary contributions starting in 2010 were based on the profitability of the Company and are subject to quarterly revision.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

1. Summary of Significant Accounting Policies – (continued)

New Accounting Standards
In September 2011, FASB issued Accounting Standards Update (“ASU”) 2011−08, Testing Goodwill for Impairment (“ASU 2011−08”). ASU 2011−08 amends Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), and allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which is effective for the Company’s first quarter of fiscal year 2013. We do not believe that the adoption of ASU 2011–08 will have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011−05, Presentation of Comprehensive Income (“ASU 2011−05”). ASU 2011−05 amends ASC Topic 220, Comprehensive Income (“ASC Topic 220”), and allows entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance should be applied retrospectively and is effective for interim and annual periods ending after December 15, 2011, which is effective for the Company’s first quarter of fiscal year 2012. The adoption of ASU 2011−05 will not impact the measurement of net earnings or other comprehensive income.

In May 2011, the FASB issued ASU 2011−04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011−04”). ASU 2011−04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. Amendments in ASU 2011− 04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures. ASU 2011−04 is effective for the Company’s first quarter of fiscal year 2012 and will be applied on a prospective basis. We do not believe that the adoption of ASU 2011-04 will have a material effect on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued guidance that amends FASB ASC Section 810-10-25, Consolidation — Recognition (FASB Interpretation No. 46(R)) to require an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. The guidance is effective for our fiscal year 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance related to the accounting for transfers of financial assets.  The guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance is effective for our fiscal year 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

2. Acquisitions

Biglari Capital Corp.
On April 30, 2010, the Company acquired Biglari Capital for $4,107 pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) between the Company and Sardar Biglari, Chairman and Chief Executive Officer, who was the sole shareholder of Biglari Capital. Biglari Capital is the general partner of the Lion Fund, a Delaware limited partnership operating as a private investment fund.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

2. Acquisitions – (continued)

The Lion Fund is an investment fund that accounts for its investments at fair value. The fair value of the noncontrolling interest approximated the net asset value of the Lion Fund attributable to investors other than the Company, less the accrued incentive fee at the time of the acquisition. The Lion Fund investors may redeem their interests in the Lion Fund upon certain occurrences.

At the acquisition date, the Lion Fund owned 76,421 shares of common stock of the Company as well as $7,540 of the Company’s debentures. The fair value of the Company stock owned by the Lion Fund was $29,900, which was recorded as Treasury stock yet the shares remain outstanding. The debentures owned by the Lion Fund were recorded as a debt extinguishment. As the debentures had just been issued by the Company 30 days before the acquisition, the fair value of the debentures approximated their cost, and no gain or loss was recorded on the debt extinguishment (the debentures remained outstanding until their redemption on March 30, 2011 [See Note 15]). The noncontrolling interest in the Lion Fund had a fair value of $44,193 as of April 30, 2010.

The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid is allocated to the assets acquired and liabilities assumed from Biglari Capital based on their estimated fair values as of the closing date.

Acquisition related costs were not material and have been recorded in General and administrative expenses in the Consolidated Statement of Earnings.

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

Under the terms of the Merger Agreement, each share of Western’s common stock was cancelled upon the completion of the merger and converted into the right to receive a pro rata portion of a new issue of 14% redeemable subordinated debentures due 2015 issued by the Company (the “Debentures”) in the aggregate principal amount of $22,959 (approximately $8.07 principal amount of Debentures per Western share), with cash of $194 paid in lieu of fractional Debenture interests. See Note 15 for further information on the Debentures.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

2. Acquisitions – (continued)

The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Western based on their estimated fair values as of the closing date.

During fiscal year 2010, we incurred $701 of transaction related costs which have been recorded in General and administrative expenses in the Consolidated Statement of Earnings.

The table shown below reflects the final purchase price allocation.

	Amounts	Measurement	Amounts at
	Previously	Period	September 28,
	Recognized1	Adjustments	2011
Current assets	$3,310	$—	$3,310
Property and equipment, net	4,874		4,874
Investments, including marketable securities held by consolidated affiliated partnerships	13,037		13,037
Goodwill2	14,256	(1,230)	13,026
Intangible assets	6,880		6,880
Other assets2	586	77	663
Total assets acquired	42,943	(1,153)	41,790

Current liabilities	1,966		1,966
Debt	2,595		2,595
Other long-term liabilities2	3,787	(1,153)	2,634
Redeemable noncontrolling interests of consolidated affiliated partnerships	15,882		15,882
Treasury stock	(4,246)		(4,246)
Total liabilities assumed and treasury stock acquired	19,984	(1,153)	18,831
Net assets acquired	$22,959	$—	$22,959

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

3. Impairment and Restaurant Closings

Steak n Shake recorded pre-tax asset impairment and provision for restaurant closings during fiscal years 2011, 2010 and 2009 of $1,032, $353 and $2,645, respectively. Fiscal year 2009 included $1,274 related to an adjustment to record the related assets for previously closed units at the lower of their carrying values or fair values less cost.

No company-operated restaurants were closed in fiscal years 2011 and 2010. During fiscal year 2009 four restaurants were closed.  All of the restaurants closed in fiscal year 2009 were located near other company-operated stores that continue to operate. Therefore, the results of operations of these restaurants are not presented as discontinued operations and continue to be included in continuing operations in the Consolidated Statement of Earnings.

4. Investments

Investments consisted of the following:

	2011	2010
Cost	$124,140	$34,412
Gross unrealized gains	1,956	657
Gross unrealized losses	(10,775)	(2,546)
Fair value	$115,321	$32,523

Unrealized losses of marketable equity securities at September 28, 2011 relate to securities that have been in an unrealized loss position for less than 12 months. A majority of the gross unrealized losses for fiscal year 2011 were due to one investment. We consider several factors in determining other-than-temporary impairment losses including the current and long-term business prospects of these issuers, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers.

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

Realized investment gains/losses for the years ended September 28, 2011, September 29, 2010 and September 30, 2009 were as follows:

	2011	2010	2009
Gross realized gains on sales	$7,775	$3,810	$9
Gross realized losses on sales	$(415)	$(8)	$—

From time to time, the Company enters into certain derivative transactions as part of its investment strategy. In accordance with FASB ASC 815, Accounting for Derivative Instruments and Hedging Activities, these derivatives are marked to market for each reporting period and this fair value adjustment is recorded as a gain or loss in the Consolidated Statement of Earnings. We believe that realized investment gains/losses are often meaningless in terms of understanding reported results. Short term investment gains/losses have caused and may continue to cause significant volatility in our results.

The Company has entered into short sales on certain equity securities, that is, a transaction in which the Company sells securities it does not own. The Company’s use of short sales involves the risk that the price of the security in the open market may be higher when it is purchased in order to close out the Company’s short position, resulting in a loss to the Company. Such a loss is theoretically limitless because there are no restrictions on the potential increase in the price of a security, or any guarantee as to the price at which the Company would be able to purchase the security in the open market. Securities sold in short sale transactions and the interest and dividends payable on such securities, if any, are reflected as a liability in Accrued expenses in the Consolidated Balance Sheet. As of September 28, 2011 and September 29, 2010 we had no outstanding short sales.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

4. Investments – (continued)

For the year ended September 28, 2011, the Company recorded investment gains of $610 related to the change in fair value of derivatives and securities sold short. For the year ended September 29, 2010, the Company recorded investment gains from marking derivatives to market of $222.

5. Consolidated Affiliated Partnerships

Collectively, The Lion Fund L.P., Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. are referred to as consolidated affiliated partnerships of the Company. Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments.  In our consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. As stated in Note 2, certain of the consolidated affiliated partnerships held the Company’s Debentures as investments. These Debentures were redeemed by the Company on March 30, 2011.  Refer to Note 15 for further information. As of September 28, 2011 and September 29, 2010, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost) and $0 and $7,540 of Debentures, respectively.

Consolidated net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s debt and equity securities which has been eliminated in consolidation.

Throughout fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $38,455 at September 28, 2011. No amounts were invested in 2011. These investments in the Lion Fund do not appear explicitly in the Company’s Consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements. Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which as described above is classified on the Company’s Consolidated Balance Sheet as a reduction to Shareholders’ equity. Biglari Holdings’ pro-rata ownership of its Company common stock through the Lion Fund was 99,792 shares of stock (with a fair value of $29,577) based on Biglari Holdings’ ownership interest in the Lion Fund on September 28, 2011.

During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds distributed to the partners. During the third quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. As a result of the sale, we recorded a gain of $1,559 in which almost all of the gain was non-cash in Other operating income in the Consolidated Statement of Earnings.

As a result of the sale, the Company will not have involvement in the operations of Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. Although these entities meet the definition of “discontinued operations,” as defined in FASB ASC paragraph 205-20-45-1, Reporting Discontinued Operations (“ASC paragraph 205-20-45-1”), we have not separated the results of operations because the amounts are immaterial to our consolidated financial numbers. Net earnings after tax related to the entities was approximately $2,606 and $621 for the year-to-date periods ended September 28, 2011 and September 29, 2010, respectively, including $1,246 and $192, respectively that is attributable to noncontrolling interests. The after-tax income for the year-to-date period ended September 28, 2011 includes the aforementioned gain on sale of $1,559.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

5. Consolidated Affiliated Partnerships – (continued)

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities:

	2011	2010
Equity securities:
Cost	$19,122	$14,725
Fair value	$18,783	$15,627

Investments held by consolidated affiliated partnerships on the Consolidated Balance Sheet includes $0 and $7,870 of cash and cash equivalents that are only available for use by the consolidated affiliated partnerships at September 28, 2011 and September 29, 2010, respectively.

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The gross unrealized gains/losses and net realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities, were as follows:

	For the years ended

	September 28, 2011	September 29, 2010
Gross unrealized gains	$1,317	$1,499
Gross unrealized losses	$(1,547)	$(493)
Net realized gains/losses from sale	$3,365	$831

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners is presented as Redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the accompanying Consolidated Balance Sheet.  The maximum redemption amount of the redeemable noncontrolling interests as of September 28, 2011 is $45,252.

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships.

	2011	2010
Carrying value at beginning of year	$62,245	$60,075
Contributions from noncontrolling interests	1,780	1,878
Distributions to noncontrolling interests	(17,499)	(1,025)
Incentive fee	(2,510)	—
Income / loss allocation	1,909	1,317
Other	(673)	—
Carrying value at end of year	$45,252	$62,245

The Company, through its ownership of Biglari Capital and Western Investments Inc., is entitled to an incentive fee to the extent investment performance of the consolidated affiliated partnerships exceeds specified hurdle rates. Any such fee is included in net earnings attributable to the Company in the period the fee is earned.

Biglari Capital, the general partner of the Lion Fund, earned a $5,199 incentive reallocation fee; however, $2,689 is eliminated, for that amount represents the Company’s fee as a limited partner, which is uncharged because the Company owns the general partner. The remaining $2,510 is an incentive fee that is charged and reallocated from outside limited partners of the Lion Fund. The incentive fee is assessed only once a year in the calendar year end quarter, and no predictability of such earnings exists because the Lion Fund annual performance is unpredictable.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
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

6. Assets Held for Sale

Assets held for sale are composed of the following:

	2011	2010
Land and buildings	$6,262	$8,789
Improvements	608	822
Total assets held for sale	$6,870	$9,611

The fiscal year 2011 balances included the following assets: one office building, four restaurants, and eight parcels of land. In fiscal year 2011, one parcel of land was sold and one restaurant was subleased.

The fiscal year 2010 balances included assets related to one office, five restaurants, and nine parcels of land. During fiscal year 2010, we sold two restaurants that were held for sale as of September 30, 2009.  Additionally, we reclassified one restaurant and five parcels of land as long term assets (Property and equipment) because we were no longer actively marketing them for sale.

The Company expects to sell these properties within the next 12 months. For assets that are not sold within the next 12 months, management expects to classify them as long term.

7. Other Current Assets

Other current assets primarily include prepaid rent, prepaid contractual obligations and current portion of capitalized loan acquisition costs.

8. Property and Equipment

Property and equipment is composed of the following:

	2011	2010
Land	$161,339	$158,526
Buildings	149,444	148,718
Land and leasehold improvements	153,731	155,166
Equipment	202,933	203,757
Construction in progress	1,850	1,261
	669,297	667,428
Less accumulated depreciation and amortization	(297,561)	(281,247)
Property and equipment, net	$371,736	$386,181

Depreciation and amortization expense for property and equipment for fiscal 2011, 2010, and 2009 was $25,169, $26,373, and $29,058, respectively.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

9. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. The carrying value of goodwill decreased from September 29, 2010 by $1,230 due to the final purchase price adjustment relating to the Western acquisition. Refer to Note 2 for detail of the adjustments impacting goodwill.

A reconciliation of the change in the carrying value of goodwill is as follows:

	2011	2010
Balance at beginning of year	$28,759	$14,503
Acquisition of Western	—	14,256
Purchase price allocation adjustment	(1,230)	—
Balance at end of year	$27,529	$28,759

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

During the fourth quarter of the fiscal year, we perform our annual assessment of the recoverability of our goodwill related to four reporting units. During the second quarter of the fiscal year, we perform our annual assessment of our recoverability of goodwill related to two reporting units. The valuation methodology and underlying financial information included in our determination of fair value require significant judgments to be made by management. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No potential impairment was identified for our reporting units during fiscal years 2011, 2010, or 2009.

Other Intangibles
Other intangibles are composed of the following:

	2011			2010

	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,117)	$363	$1,480	$(999)	$481
Franchise agreement	5,310	(797)	4,513	5,310	(266)	5,044
Other	810	(480)	330	1,136	(446)	690
Total	7,600	(2,394)	5,206	7,926	(1,711)	6,215
Intangible assets with indefinite lives	1,744	—	1,744	1,744	—	1,744
Total intangible assets	$9,344	$(2,394)	$6,950	$9,670	$(1,711)	$7,959

Intangible assets subject to amortization consist of franchise agreements acquired in connection with the acquisition of Western, a right to operate and favorable leases acquired in connection with prior acquisitions and are being amortized over their estimated weighted average useful lives ranging from eight to twelve years. In connection with the sale of Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. during the third quarter of fiscal year 2011, we disposed of an intangible asset relating to certain customer relationships with a gross carrying value and net basis at the time of disposal of $326 and $266, respectively.  Such amount was included in the determination of the net gain on sale of the entities as further discussed in Note 2.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

9. Goodwill and Other Intangibles – (continued)

Amortization expense for fiscal years 2011, 2010, and 2009 was $742, $487, and $198, respectively. Total annual amortization expense for each of the next five years will approximate $650.

Intangible assets with indefinite lives consist of a trade name acquired in connection with the acquisition of Western and reacquired franchise rights acquired in connection with previous acquisitions.

10. Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, non-current portion of capitalized loan acquisition costs, and a note receivable.

11. Accrued Expenses

Accrued expenses include the following:

	2011	2010
Salaries, wages, vacation, and severance	$15,340	$14,260
Taxes payable	16,656	13,185
Insurance accruals	7,511	5,908
Other	7,441	4,048
Total accrued expenses	$46,948	$37,401

12. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, and deferred compensation.

13. Income Taxes

The components of the provision for income taxes consist of the following:

	2011	2010	2009
Current:
Federal	$13,217	$10,212	$(4,875)
State	2,836	1,600	(419)
Deferred	(2,186)	207	6,457
Total income taxes	$13,867	$12,019	$1,163

Reconciliation of effective income tax:
Tax at U.S. statutory rates (35%)	$16,741	$14,504	$2,517
State income taxes, net of federal benefit	1,410	1,463	615
Federal income tax credits	(4,307)	(4,146)	(2,339)
Share-based payments	68	189	289
Other	(45)	9	81
Total income taxes	$13,867	$12,019	$1,163

Income taxes paid totaled $12,436 in fiscal year 2011, $9,878 in fiscal year 2010, and $987 in fiscal year 2009. Income tax refunds totaled $2,856 in fiscal year 2011.

As of September 28, 2011, we had approximately $1,750 of unrecognized tax benefits, including approximately $270 of interest and penalties, which are included in Other long-term liabilities in the Consolidated Balance Sheet. During fiscal year 2011, we

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

13. Income Taxes – (continued)

recognized approximately $92 in potential interest and penalties associated with uncertain tax positions. Our continuing practice is to recognize interest expense and penalties related to income tax matters in Income tax expense. Of the $1,750 of unrecognized tax benefits, $1,153 would impact the effective income tax rate if recognized.

The following table summarizes the Company’s unrecognized tax benefits, excluding interest and penalties:

September 24, 2008	$773
Gross increases – prior period tax positions	439
Lapse of statute of limitations	(7)
September 30, 2009	1,205
Gross increases – prior period tax positions	281
Lapse of statute of limitations	(251)
September 29, 2010	1,235
Gross increases – current period tax positions	178
Gross increases – prior period tax positions	238
Lapse of statute of limitations	(171)
September 28, 2011	$1,480

We file income tax returns which are periodically audited by various federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2006. We believe we have certain state income tax exposures related to fiscal years 2006 through 2011. Due to the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $1,086 within 12 months.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our deferred tax assets and liabilities consist of the following:

	2011	2010

Deferred tax assets:
Insurance reserves	$2,539	$1,639
Share-based payments	330	676
Compensation accruals	1,645	882
Gift card accruals	561	619
State net operating loss credit carryforward	107	518
Investments	3,603	—
Other	1,724	1,650
Total deferred tax assets	10,509	5,984

Deferred tax liabilities:
Fixed asset basis difference	7,833	9,484
Goodwill and intangibles	3,190	2,280
Other	—	727
Total deferred tax liabilities	11,023	12,491
Net deferred tax liability	(514)	(6,507)
Less current portion	6,150	3,802
Long-term liability	$(6,664)	$(10,309)

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

13. Income Taxes – (continued)

Receivables on the Consolidated Balance Sheet include income tax receivables of $1,853 as of September 29, 2010. Accrued expenses on the Consolidated Balance Sheet include income tax payables of $4,372 as of September 28, 2011.

14. Leased Assets and Lease Commitments

We lease certain physical facilities under non-cancelable lease agreements. Restaurant leases typically have initial terms of 18 to 30 years and renewal terms aggregating 20 years or more. These leases require the payment of real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated but are subleased to third parties or franchisees, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $5,082 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to the finance obligations and capital leases as of September 28, 2011 is as follows: $72,941 buildings, $61,663 land, $29,505 land and leasehold improvements, $566 equipment and $57,566 accumulated depreciation.

At September 28, 2011, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:

				Operating Leases
Year	Financial Obligations	Capital Leases	Total	Operating Property	Non-Operating Property
2012	$15,241	$106	$15,347	$12,827	$429
2013	16,082	106	16,188	12,473	412
2014	14,288	17	14,305	11,540	368
2015	13,496	17	13,513	10,683	318
2016	12,394	17	12,411	9,601	321
After 2016	23,357	32	23,389	66,481	3,136
Total minimum future rental payments	94,858	295	95,153	$123,605	$4,984
Less amount representing interest	54,733	46	54,779
Total principal obligations under leases	40,125	249	40,374
Less current portion	5,186	86	5,272
Non-current principal obligations under leases	34,939	163	35,102
Residual value at end of lease term	80,938	26	80,964
Obligations under leases	$115,877	$189	$116,066

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

One of the 2009 leases has been classified as operating. The total of future minimum lease payments to be made under the terms of the sale-leaseback agreement is $26,157. Minimum lease payments due for fiscal years 2012, 2013, 2014, 2015, 2016, and thereafter are $1,557, $1,582, $1,616, $1,648, $1,674, and $18,080, respectively.

Contingent rent totaling $967 in fiscal year 2011, $749 in fiscal year 2010, and $783 in fiscal year 2009 is recorded in Rent expense in the accompanying Consolidated Statement of Earnings.

15. Borrowings

Debentures
In connection with the acquisition of Western, the Company issued 14% redeemable subordinated debentures due 2015 (the “Debentures”) in the aggregate principal amount of $22,959. On March 30, 2011, the Company redeemed all of its outstanding Debentures. The Debentures were redeemed for cash at an aggregate redemption price of approximately $23,420, representing 100% of the principal amount outstanding, plus accrued and unpaid interest up to, but not including, March 30, 2011. The Debentures were issued and the redemption was effected pursuant to the provisions of the Indenture, dated March 30, 2010 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. Upon the redemption of the Debentures, the Company’s obligations under the Debentures and the Indenture were satisfied and discharged in accordance with their terms. Included in the Debentures aggregate redemption price of $23,420 was approximately $7,804 of principal and interest paid to the Lion Fund. The payment to the Lion Fund does not appear explicitly in the Company’s Consolidated Statement of Cash Flows because of the requirement to consolidate fully the Lion Fund in the Company’s financial statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

15. Borrowings – (continued)

Steak n Shake New Credit Facility
On September 8, 2011, Steak n Shake, as borrower, Steak n Shake Enterprises, Inc. (“Steak n Shake Enterprises”) and Steak n Shake, LLC, as guarantors (together with Steak n Shake Enterprises, the “Subsidiary Guarantors”), each subsidiaries of the Company, entered into a credit agreement (the “New Credit Facility”) with the lenders party thereto and Jefferies Finance LLC, as arranger, book manager, administrative agent and collateral agent (“Jefferies Finance”). The New Credit Facility consists of an $110,000 senior secured term loan facility (the “Term Loan”) and a $20,000 senior secured revolving credit facility (the “Revolver”).

The Term Loan matures on September 8, 2015 and has a repayment schedule with monthly amortization, beginning on December 31, 2011, equal to 2.5% of the initial principal amount of the Term Loan (as adjusted pursuant to the New Credit Facility), together with accrued and unpaid interest on the principal amount to be paid, with the balance due at maturity. The Revolver will be available until September 8, 2014. Interest on the Term Loan is based on a base rate or Eurodollar rate plus an applicable margin of 3.5% and 4.5%, respectively. Interest on the Revolver is based on a base rate or Eurodollar rate plus an applicable margin ranging from 2.0% to 2.5% and 3.0% to 3.5%, respectively, based on Steak n Shake’s total leverage ratio. The Revolver also carries a commitment fee of 0.75% per annum on the unused portion of the credit line.

As of September 28, 2011, outstanding borrowings were $110,000 under the Term Loan at an interest rate of 5.5% and $15,000 under the Revolver at an interest rate of 4.5%.

Both the Term Loan and the Revolver have been guaranteed by the Subsidiary Guarantors and secured by first priority security interests in substantially all the assets of Steak n Shake (including the capital stock of Steak n Shake Enterprises) and the Subsidiary Guarantors. Biglari Holdings is not a guarantor under the New Credit Facility. Net proceeds from the New Credit Facility were used to pay the Company a dividend in the amount of $83,154 and to repay all outstanding amounts under Steak n Shake’s former credit facility. In February 2011, Steak n Shake amended the former credit agreement and entered into a $20,000 term loan and extended the maturity date of its existing $30,000 credit facility. Term loan had a maturity date of February 15, 2016.

Outstanding borrowings under Steak n Shake’s $30,000 credit facility as of September 29, 2010 were $18,000 at an interest rate of 2.5%. We had $4,610 and $522 in standby letters of credit outstanding as of September 28, 2011 and September 29, 2010, respectively. The facility was paid in full with the proceeds from the New Credit Facility.

The New Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.

Steak n Shake was in compliance with all covenants under the New Credit Facility as of September 28, 2011.

Security Agreement
In connection with the New Credit Facility, Steak n Shake and the Subsidiary Guarantors (together with the other guarantors from time to time party thereto, the “Pledgors”) and Jefferies Finance, in its capacity as collateral agent pursuant to the New Credit Facility, entered into a security agreement (the “Security Agreement”). Pursuant to the Security Agreement, each Pledgor granted to Jefferies Finance a lien on all of the Pledged Collateral (as defined in the Security Agreement) as security for the payment and performance in full of all the secured obligations under the New Credit Facility. The Pledged Collateral does not include the real estate of Steak n Shake and the Subsidiary Guarantors, but such real estate is subject to a springing lien if Steak n Shake does not maintain certain leverage ratios.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

15. Borrowings – (continued)

Interest Rate Swap
During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016. The fair value of the interest rate swap was a loss of $439 on September 28, 2011 and is included in Accrued expenses on the Consolidated Balance Sheet.

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

The loan agreement under which the Note was issued (the “Loan Agreement”) contains various affirmative and negative covenants, limitations and events of default customary for loans of this type to similar borrowers, including limitations on Western RE’s ability to incur indebtedness and liens, subject to limited exceptions, and certain financial covenants that must be maintained. Additionally, the Note is not guaranteed by or an obligation of the parent Company; rather, the Note is guaranteed by Western and its subsidiaries. Western RE was in compliance with all covenants under the Loan Agreement as of September 28, 2011.

Expected principal payments for all outstanding borrowings, excluding the Revolver, include $11,141 in 2012, $13,417 in 2013, $11,000 in 2014, and $77,000 in 2015.

The carrying amounts for debt reported in the Consolidated Balance Sheet do not differ materially from their fair values at September 28, 2011 as a result of the recent refinancing.

Interest
No interest was capitalized in connection with financing additions to property and equipment during fiscal years 2011, 2010 and 2009. Interest paid on debt amounted to $2,947 in 2011, $1,274 in 2010, and $2,861 in 2009. Interest paid on obligations under leases was $10,565, $10,697, and $11,010 in 2011, 2010, and 2009, respectively.

16. Related Party Transactions

On April 30, 2010, the Company acquired Biglari Capital pursuant to a Stock Purchase Agreement between the Company and Sardar Biglari, Chairman and Chief Executive Officer, who was the sole shareholder of Biglari Capital. (Refer to Note 2.)

On March 30, 2010, the Company, through its wholly-owned subsidiary, Merger Sub, acquired 100% of the outstanding equity interests of Western. Sardar Biglari, Chairman and Chief Executive Officer, was also Chairman and Chief Executive Officer of Western at the time of the acquisition. Additionally, at the time of the merger, Mr. Biglari owned shares of Western’s common stock through his ownership interest in the Lion Fund. (Refer to Note 2.)

Mr. Biglari, along with his affiliates, and certain directors of the Company make investments in the Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations. However, Mr. Biglari does not pay an incentive allocation fee as a limited partner in the Lion Fund. As of September 28, 2011 and September 29, 2010, the total fair value of these investments was approximately $1,997 and $2,119, respectively.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
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

The weighted average fair value of shares granted during the years ended September 29, 2010 and September 30, 2009 was $158.52 and $33.00, respectively. No shares were granted in fiscal year 2011. We estimate the fair value of each grant using the Black-Scholes option-pricing model. Expected volatilities are generally based on historical volatility of our stock. We use historical data to estimate the expected life, and groups of employees that have similar historical behaviors are considered separately for valuation purposes. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimate. The fair value estimates are based on the following weighted average assumptions:

	2010	2009
Risk-free interest rate	4.3%	4.3%
Dividend yield	0.0%	0.0%
Expected volatility	52.4%	31.8%
Expected life in years	3.0 years	5.0 years

Restricted Stock Plans
On March 7, 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provides for grants of stock-based awards for up to 45,000 shares of common stock with a maximum of 35,000 shares which may be issued as restricted stock. These restricted stock awards are restricted for a period and are forfeited to us if the grantee is not employed (except for reasons of retirement, permanent disability or death) at the end of the vesting period. Awards of restricted stock are valued at 100% of market value at the date of grant. The total value of the stock grant is amortized to compensation expense ratably over the vesting period. There are no shares of restricted stock granted under the 2008 Plan for which restrictions have not lapsed at September 28, 2011. At September 28, 2011, 27,742 shares were reserved for future grants. To date, 11,660 shares have vested under the 2008 Plan.

The total fair value of shares vested during the years ended September 28, 2011, September 29, 2010, and September 30, 2009, was $657, $768, and $1,149, respectively. The amount charged to expense under these plans was $51 ($32, net of tax) in 2011, $235 ($143, net of tax) in 2010, and $890 ($543, net of tax) in 2009. There was no unrecognized compensation cost at September 28, 2011.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

17. Common Stock Plans – (continued)

The following table summarizes the restricted stock activity under the plans:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at September 29, 2010	5,388	$143.28
Granted	—	—
Forfeitures	841	136.02
Vested	4,547	144.62
Nonvested shares at September 28, 2011	—	$—

Employee Stock Option Plans
The 2008 Plan also provides for awards in the form of options to purchase shares of common stock. Options granted in 2009 under the 2008 Plan are exercisable as to 20% on each anniversary of the date of grant until fully exercisable. No options were granted in 2011 or 2010 under the 2008 Plan. Options granted in 2009 were at $200 which exceeded the market price on the date of grant. Options granted in 2008 under the 2008 Plan are exercisable as to 25% on each anniversary of the date of grant until fully exercisable. The options expire ten years from the date of the grant and are issued with an exercise price equal to the fair market value of a share of common stock on the date of grant. Options are granted under the 2008 Plan to officers and key employees selected by the Governance, Compensation and Nominating Committee of the Board of Directors (the “Compensation Committee”). As of September 28, 2011, 10,362 options have been granted under the 2008 Plan and 27,742 shares are available for future issuance. These are the same shares available for future issuance referenced in the Restricted Stock Plan disclosure.

Non-Employee Director Stock Option Plans
Our Non-Employee Director Stock Option Plans provide for the grant of non-qualified stock options at a price equal to the fair market value of the common stock on the date of the grant. Options outstanding under each plan through fiscal year 2005 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. Options outstanding that were issued in fiscal year 2006 or later are exercisable as to 25% on each anniversary of the date of grant until fully exercisable. The options expire five years from the date of grant. At September 28, 2011, 10,500 options have been granted under the Non-Employee Director Stock Option Plans. The Non-Employee Director Stock Option Plans were replaced by the 2008 Plan and as a result, no shares are reserved for future grants under the Non-Employee Director Stock Option Plans.

The following table summarizes the options activity under all of our Stock Option Plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 29, 2010	22,887	$274.75
Granted	—	—
Exercised	(4,383)	243.67
Canceled or forfeited	(4,925)	281.11
Outstanding at September 28, 2011	13,579	282.44	4.48 years	$757
Vested or expected to vest at September 28, 2011	12,780	285.18	4.54 years	$686
Exercisable at September 28, 2011	11,629	$303.41	4.25 years	$548

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

17. Common Stock Plans – (continued)

During fiscal years 2011, 2010, and 2009, $218 ($210, net of tax), $592 ($570, net of tax), and $758 ($714, net of tax), respectively, was charged to expense related to the stock option plans. The total intrinsic value of options exercised during the years ended September 28, 2011, September 29, 2010, and September 30, 2009, was $693, $490, and $57, respectively. Total unrecognized stock option compensation cost at September 28, 2011 was $94 and is expected to be recognized over a weighted average period of 0.55 years.

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the “ESPP”), a maximum of 92,627 shares of common stock are available for issuance to all eligible employees as determined by the Board of Directors subject to a limitation of 7,500 shares per year. Unissued shares in any given calendar year are available to increase the annual maximum number of shares issuable in subsequent years. Employees may purchase shares of common stock through payroll deductions ranging from 2% to 10% of compensation up to a maximum fair market value of $200 or a maximum purchase of 50 shares per year, whichever is less, within the limitations of the offering. Prior to the second quarter of fiscal year 2009, shares were purchased at a 15% discount from the lesser of the share price on the first or last day of the year. Beginning with the second quarter of fiscal year 2009, shares are purchased on a quarterly basis at a 15% discount from the share price on the last day of the quarter. Shares purchased under the ESPP were 812 in 2010 and 7,540 in 2009. During fiscal years 2010 and 2009, $32 and $153 was charged to expense related to the ESPP, respectively. No shares were purchased in fiscal year 2011.

Our compensation philosophy, including the various equity plans, changed during fiscal year 2010 to reflect present management’s view on the most effective method to create shareholder value. The new incentives, which are cash based, are designed to ensure alignment with the Company’s objective to maximize intrinsic business value on a per share basis. We resolved to suspend, indefinitely, all future option grants under the 2008 Employee Stock Option Plan, we terminated the 2009 Employee Stock Option Plan, under which no options had been granted to date, we placed a moratorium on the issuance of restricted stock, and we terminated the ESPP.

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

Cash equivalents: Cash equivalents primarily consist of money market funds. Money market funds that are carried at fair value, based on quoted market prices, are classified within Level 1 of the fair value hierarchy.  All other cash equivalents carried at fair value based on observable inputs for which a quoted market price is not available are classified within Level 2 of the fair value hierarchy. Cash equivalents reflected below includes $0 and $6,845 of cash equivalents held by the consolidated affiliated partnerships at September 28, 2011 and September 29, 2010, respectively.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

19. Fair Value of Financial Assets and Liabilities – (continued)

Equity securities: Except as follows, the Company’s investments in equity securities are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.  Approximately $814 of the investments held by consolidated affiliated partnerships at September 29, 2010 have been classified within Level 2 of the fair value hierarchy and have been valued, in the absence of observable market prices, by management, using valuation methodologies after giving consideration to a range of observable factors. The investment was sold during fiscal year 2011.

Non-qualified deferred compensation plan investments: The assets of the Non-Qualified Plan are set up in a rabbi trust. They represent mutual funds that are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.

Investment held by consolidated affiliated partnership: Investments of $193 and $323 as of September 28, 2011 and September 29, 2010, respectively, have been classified within Level 3 of the fair value hierarchy and represent a private security.

Investment derivatives and interest rate swaps: Investment derivatives and interest rate swaps are marked to market each reporting period with fair value based on readily available market quotes, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at September 28, 2011 represent the mark to market adjustment for Steak n Shake’s interest rate swap.

As of September 28, 2011, the fair values of financial assets and liabilities were as follows:

	September 28, 2011				September 29, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents	$-	$88,022	$-	$88,022	$6,845	$38,134	$-	$44,979
Equity securities:
Restaurant/Retail	89,971	-	-	89,971	26,789	-	-	26,789
Other	25,350	-	-	25,350	5,734	-	-	5,734
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	7,677	-	-	7,677	5,559	-	-	5,559
Other	10,913	-	-	10,913	8,931	814	-	9,745
Non-qualified deferred compensation plan investments	546	-	-	546	476	-	-	476
Investment held by consolidated affiliated partnership	-	-	193	193	-	-	323	323
Total assets at fair value	$134,457	$88,022	$193	$222,672	$54,334	$38,948	$323	$93,605

Liabilities
Investment derivatives	$-	$-	$-	$-	$-	$97	$-	$97
Interest rate swaps	-	439	-	439	-	-	-	-
Total liabilities at fair value	$-	$439	$-	$439	$-	$97	$-	$97

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

September 28,
2011
Beginning of period balance	$323
Sale of assets	(124)
Loss included in earnings	(6)
End of period balance	$193

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

19. Fair Value of Financial Assets and Liabilities – (continued)

During fiscal year 2011 the Company had impairments on long-lived assets of $1,032. The fair value of the long-lived assets was determined based on Level 2 inputs using quoted prices for similar properties and quoted prices for the properties from brokers. During fiscal year 2010, the Company had no significant fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

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

As of September 28, 2011, our reportable segments are: (1) Restaurant Operations and (2) Investment Management. Our Restaurant Operations segment includes Steak n Shake and Western Sizzlin. The Company and its affiliates own a percentage of the funds included in our Investment Management segment and receive allocations of investment gains and losses. In addition to the two aforementioned reportable segments, we present information related to the holding company, Biglari Holdings, as Corporate and other.

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

A disaggregation of select data from our Consolidated Statements of Earnings for the most recent year is presented in the tables that follow.  Prior to the acquisitions of Western and Biglari Capital in fiscal year 2010, we had only one reportable segment, which was related to our Steak n Shake restaurants.

Net revenue and earnings before income taxes and noncontrolling interests for the years ended September 28, 2011, September 29, 2010, and September 30, 2009 were as follows:

	Net Revenue
	2011	2010	2009
Operating Business:
Restaurant Operations:
Steak n Shake	$689,325	$662,891	$628,736
Western	16,078	8,755	—
Total Restaurant Operations	705,403	671,646	628,736

Investment Management:
Management fees	224	233	—
Consolidated affiliated partnerships	3,573	1,902	—
Total Investment Management Operations	3,797	2,135	—
	$709,200	$673,781	$628,736

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

21. Business Segment Reporting – (continued)

	Earnings before income taxes and noncontrolling interests			Net earnings attributable to Biglari Holdings Inc.
	2011	2010	2009	2011	2010	2009
Operating Business:
Restaurant Operations:
Steak n Shake	$39,628	$37,731	$8,747	$28,363	$26,894	$7,279
Western	2,425	1,019	—	1,591	634	—
Total Restaurant Operations	42,053	38,750	8,747	29,954	27,528	7,279

Investment Management:
Biglari Capital Corp. (Incentive Fee)	2,510	—	—	1,535	—	—
Management fees	224	233	—	139	144	—

Consolidated affiliated partnerships	3,370	1,775	—	1,815	215	—
Total Investment Management Operations	6,104	2,008	—	3,489	359	—

Corporate and Other:
Corporate and other	(5,786)	(3,342)	(1,564)	(3,819)	(2,288)	(1,287)
Investment and derivative gains/losses	7,970	4,024	9	4,941	2,495	6
Total Corporate and Other	2,184	682	(1,555)	1,122	207	(1,281)

Reconciliation of segments to consolidated amount:
Eliminations	(2,510)	—	—	—	—	—
	$47,831	$41,440	$7,192	$34,565	$28,094	$5,998

A disaggregation of our consolidated capital expenditure, depreciation, and amortization captions for fiscal years ended September 28, 2011, September 29, 2010, and September 30, 2009 is presented in the table that follows.

	Capital Expenditures			Depreciation and Amortization
	2011	2010	2009	2011	2010	2009
Reportable segments:
Restaurant Operations:
Steak n Shake	$11,092	$6,061	$5,751	$27,279	$28,696	$31,369
Western	18	—	—	785	431	—
Investment Management	—	—	—	27	33	—
Corporate and other	1,908	2,589	—	270	98	—
Consolidated Results	$13,018	$8,650	$5,751	$28,361	$29,258	$31,369

A disaggregation of our consolidated asset captions as of September 28, 2011 and September 29, 2010 is presented in the table that follows.

	Goodwill		Identifiable Assets
	2011	2010	2011	2010
Reportable segments:
Restaurant Operations
Steak n Shake	$14,503	$14,503	$406,619	$425,532
Western	13,026	14,256	7,919	8,705
Investment Management	—	—	19,186	24,328
Corporate and other	—	—	211,607	77,152
Eliminations	—	—	—	(637)
Consolidated results	$27,529	$28,759	645,331	535,080
Reconciliation of segments to consolidated amount:
Goodwill			27,529	28,759
Total assets			$672,860	$563,839

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(amounts in $000s, except share and per share data)

21. Business Segment Reporting – (continued)

During fiscal year 2011, the Company redefined its identifiable assets to exclude intercompany receivables and payables for purposes of segment reporting. Prior year amounts have been reclassified to match our current year presentation of identifiable assets.

22. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the year ended September 28, 2011 (52 weeks) (1)
Total net revenues	$158,722	$211,277	$170,861	$168,340
Gross profit (2)	39,090	47,713	40,432	43,236
Costs and expenses	145,690	199,225	157,692	154,098
Earnings before income taxes	13,106	8,440	11,151	15,134
Net earnings attributable to Biglari Holdings Inc.	9,463	5,645	8,676	10,781
Basic earnings per common and common equivalent share	$7.13	$4.25	$6.52	$8.09
Diluted earnings per common and common equivalent share	$7.08	$4.23	$6.49	$8.08

For the year ended September 29, 2010 (52 weeks) (1)
Total net revenues	$149,358	$199,117	$160,924	$164,382
Gross profit (2)	36,197	44,631	41,503	39,623
Costs and expenses	138,945	187,764	148,123	148,932
Earnings before income taxes	8,178	8,355	10,581	14,326
Net earnings attributable to Biglari Holdings Inc.	5,477	5,524	8,691	8,402
Basic earnings per common and common equivalent share	$3.84	$3.87	$6.27	$6.30
Diluted earnings per common and common equivalent share	$3.82	$3.84	$6.23	$6.26

(1)	Our fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively, except for years where we have 53 weeks in which case the fourth quarter includes 13 weeks.
(2)	We define Gross profit as Net sales less Cost of sales and Restaurant operating costs, which excludes Depreciation and amortization.

23. Supplemental Disclosures of Cash Flow Information

During fiscal year 2011, we had no new lease obligations or lease retirements, and had $741 of capital expenditures in Accounts payable at year-end. During fiscal year 2010, we had new leases of $248, lease retirements of $1,453 and $371 of capital expenditures in Accounts payable at year-end. Additionally, we issued $22,959, of Debentures in connection with our acquisition of Western. We paid out $194 of that amount in lieu of fractional Debentures. During fiscal year 2009, we issued 5,955 shares of restricted stock totaling $871, had lease retirements of $1,832, and had $780 of capital expenditures in Accounts payable at year-end.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 28, 2011.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed on or before January 26, 2012, and such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed on or before January 26, 2012, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed on or before January 26, 2012, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed on or before January 26, 2012, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed on or before January 26, 2012, and such information is incorporated herein by reference.

Part IV

Item 15	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Reports of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this report:
PAGE
Reports of Independent Registered Public Accounting Firm	21-22
Management’s Report on Internal Control over Financial Reporting	23
Consolidated Balance Sheets at September 28, 2011 and September 29, 2010	25
For the years ended September 28, 2011, September 29, 2010, and September 30, 2009:
Consolidated Statements of Earnings	24
Consolidated Statements of Cash Flows	26
Consolidated Statements of Changes in Shareholders’ Equity	27
Notes to Consolidated Financial Statements	28

2. Financial Statement Schedule

Schedule I—Parent Company
Condensed Balance Sheets at September 28, 2011 and September 29, 2010	56
For the years ended September 28, 2011 September 29, 2010, and September 30, 2009:
Condensed Statements of Earnings	57
Condensed Statements of Cash Flows	58
Notes to Condensed Parent Company Financial Statements	59

Other schedules have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page 61.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 10, 2011.

Biglari Holdings inc.

By:	/s/ Duane E. Geiger
Duane E. Geiger Interim Chief Financial Officer, Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 10, 2011.

Signature	Title

/s/ Sardar Biglari	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Sardar Biglari

/s/ Duane E. Geiger	Interim Chief Financial Officer, Vice President and Controller (Principal Financial
Duane E. Geiger	Officer and Principal Accounting Officer)

/s/ Philip Cooley	Director
Philip Cooley

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

Condensed Balance Sheets

Biglari Holdings Inc. (Parent Company)
(Amounts in $000s)
Schedule I

	September 28, 2011	September 29, 2010
Assets
Cash and cash equivalents	$88,004	$38,130
Investments	114,176	30,824
Other	5,572	2,282
Investments in and advances to/from subsidiaries	80,879	206,684
Total assets	$288,631	$277,920

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,902	$2,009
Due to broker	7,051	3,903
Current portion of lease obligations	—	70
Total current liabilities	8,953	5,982
Obligations under leases	—	178
Debentures	—	22,765
Total liabilities	8,953	28,925

Shareholders’ equity	279,678	248,995
Total liabilities and shareholders’ equity	$288,631	$277,920

See accompanying Notes to Condensed Parent Company Financial Statements.

Condensed Statements of Earnings

Biglari Holdings Inc. (Parent Company)
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(Amounts in $000s)
Schedule I (continued)

	2011	2010	2009
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Income
Distributed earnings from subsidiaries	$28,094	$26,679	$—
Undistributed earnings from subsidiaries	5,500	1,390	7,279
Total	33,594	28,069	7,279

Costs, expenses and other
General and administrative	4,768	2,068	1,564
Interest	1,589	1,635	—
Other income, net	(329)	(67)	—
Investment income	(7,970)	(4,024)	(9)
Total	(1,942)	(388)	1,555

Income taxes	971	363	(274)

Net earnings	$34,565	$28,094	$5,998

See accompanying Notes to Condensed Parent Company Financial Statements.

Condensed Statements of Cash Flows

Biglari Holdings Inc. (Parent Company)
(Years ended September 28, 2011 September 29, 2010, and September 30, 2009)
(Amounts in $000s)
Schedule I (continued)

	2011	2010	2009
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Operating activities
Net earnings	$34,565	$28,094	$5,998
Adjustments to reconcile net earnings to net cash:
Excess distributed earnings of subsidiaries	128,749	34,489	—
Undistributed earnings of subsidiaries	(5,500)	(1,390)	(7,279)
Realized investment gains/losses	(7,360)	(3,802)	(9)
Derivative and short sale gains/losses	(610)	(222)	—
Changes in accounts payable and accrued expenses	239	2,487	—
Other	(198)	657	247
Net cash provided by (used in) operating activities	149,885	60,313	(1,043)
Investing activities
Investments in and advances to/ from subsidiaries, net	2,611	(32,637)	43,152
Additions of property and equipment	(661)	(2,589)	—
Purchases of investments	(171,893)	(73,228)	(3,047)
Sales of investments	90,058	47,112	230
Changes in due to/from broker	3,148	3,903	—
Payments for acquisitions	—	(4,107)	—
Net cash (used in) provided by investing activities	(76,737)	(61,546)	40,335
Financing activities
Principal payments on long-term debt	(22,765)	—	—
Cash paid in lieu of fractional shares	—	(711)	—
Proceeds from exercise of stock options and employees stock purchase plan	29	345	857
Excess tax benefits from stock-based awards	3	—	40
Repurchase of employee shares for tax withholding	(541)	(257)	(203)
Net cash (used in) provided by financing activities	(23,274)	(623)	694
Increase (decrease) in cash and cash equivalents	49,874	(1,856)	39,986
Cash and cash equivalents at beginning of year	38,130	39,986	—
Cash and cash equivalents at end of year	$88,004	$38,130	$39,986

See accompanying Notes to Condensed Parent Company Financial Statements.

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
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

2. Subsidiary Transactions

Dividends
During fiscal year 2011, the Company received cash dividends from subsidiaries of $156,843, which included distributions of current year earnings of $28,094 and historical earnings of $128,749. The Company received cash dividends from subsidiaries of $61,168 in fiscal year 2010, which included distributions of current year earnings of $26,679 and historical earnings of $34,489. No cash dividends were received during fiscal year 2009.

Our wholly-owned subsidiary has a credit facility that imposes restrictions on its ability to transfer funds to the Parent through intercompany loans, distributions, or dividends.

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

3. Investments
Investments consisted of the following:

	2011	2010
Cost	$122,762	$33,033
Gross unrealized gains	1,950	333
Gross unrealized losses	(10,536)	(2,542)
Fair value	$114,176	$30,824

Unrealized losses of marketable equity securities at September 28, 2011 relate to securities that have been in an unrealized loss position for less than 12 months. A majority of the gross unrealized losses for fiscal year 2011 were due to one investment. The losses related to this security have been in an unrealized loss position for less than 3 months. We consider several factors in determining other-than-temporary impairment losses including the current and expected long-term business prospects of these issuers, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers.

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

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(Years ended September 28, 2011, September 29, 2010, and September 30, 2009)
(Amounts in $000s)

3. Investments – (continued)

Realized investment gains/losses for the years ended September 28, 2011, September 29, 2010 and September 30, 2009 were as follows:

	2011	2010	2009
Gross realized gains on sales	$7,775	$3,810	$9
Gross realized losses on sales	$(415)	$(8)	$—

From time to time, the Company enters into certain derivative transactions as part of its investment strategy. In accordance with FASB ASC 815, Accounting for Derivative Instruments and Hedging Activities, these derivatives are marked to market for each reporting  period and this fair value adjustment is recorded as a gain or loss in the Condensed Statement of Earnings. We believe that realized investment gains/losses are often meaningless in terms of understanding reported results. Short term investment gains/losses have caused and may continue to cause significant volatility in our results.

The Company has entered into short sales on certain equity securities, that is, a transaction in which the Company sells securities it does not own. The Company’s use of short sales involves the risk that the price of the security in the open market may be higher when it is purchased in order to close out the Company’s short position, resulting in a loss to the Company. Such a loss is theoretically limitless because there are no restrictions on the potential increase in the price of a security, or any guarantee as to the price at which the Company would be able to purchase the security in the open market. Securities sold in short sale transactions and the interest and dividends payable on such securities, if any, are reflected as a liability in Accrued expenses in the Condensed Balance Sheet. As of September 28, 2011 and September 29, 2010 we had no outstanding short sales.

For the year ended September 28, 2011, the Company recorded investment gains of $610 related to the change in fair value of derivatives and securities sold short. For the year ended September 29, 2010, the Company recorded investment gains from marking derivatives to market of $222.

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

5. Income Taxes

Federal income taxes are paid based on the consolidated results of Biglari Holdings.

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
10.10*
Form of Employee Stock Option Agreement under the Company's 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).

10.11*
Form of 2008 Equity Incentive Plan Restricted Stock Agreement under the Company's 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 9, 2008).

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

Exhibit Number	Description
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

10.18
Credit Agreement, dated as of September 8, 2011, by and among Steak n Shake Operations, Inc., as borrower,   Steak n Shake Enterprises, Inc., as a subsidiary guarantor, Steak n Shake, LLC, as a subsidiary guarantor, the lenders party thereto, and Jefferies Finance LLC, as arranger, book manager, administrative agent and collateral agent.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 13, 2011).

10.19
Security Agreement, dated as of September 8, 2011, by and among Steak n Shake Operations, Inc., the other guarantors from time to time party thereto, and Jefferies Finance LLC, as collateral agent pursuant to the Credit Agreement.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 13, 2011).

14.01	Code of Conduct, dated May 17, 2010.
21.01	Subsidiaries of the Company.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.01	Section 1350 Certifications.
101
The following financial information from Biglari Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended September 28, 2011, formatted in XBRL (Extensible Business Reporting Language), includes: (i) the Consolidated Balance Sheets as of September 28, 2011 and September 29, 2010, (ii) the Consolidated Statements of Earnings for the Years Ended September 28, 2011, September 29, 2010 and September 30, 2009, (iii) the Consolidated Statements of Cash Flows for the Years Ended September 28, 2011, September 29, 2010 and September 30, 2009, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 28, 2011, September 29, 2010 and September 30, 2009, and (v) the Notes to Consolidated Financial Statements and Schedule I, tagged as blocks of text.

*	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.