Form 10-K/A
period 2011-09-28
BIGLARI HOLDINGS INC.
filed 2012-01-26
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2011

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 0-8445

BIGLARI HOLDINGS INC.
(Exact name of registrant as specified in its charter)

INDIANA	37-0684070
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

17802 IH 10, Suite 400 San Antonio, Texas	78257
(Address of principal executive offices)	(Zip Code)

(210) 344-3400
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, stated value $.50 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 13, 2011 was approximately $371,246,677 based on the closing stock price of $399.55 per share on that day.
As of January 20, 2012, 1,433,029 shares of the registrant’s Common Stock, $0.50 stated value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings,” “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended September 28, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2011 (the “Original Filing”).  Since we will not file our definitive proxy statement within 120 days of our fiscal year ended September 28, 2011, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part III and Part IV of this Form 10-K/A.  Additionally, this Form 10-K/A, except for the additional information included in Part III and Part IV, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

ii

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position with Company
Sardar Biglari(1)	34
Chief Executive Officer -
Biglari Holdings
Biglari Capital Corp. (“Biglari Capital”)
Steak n Shake Operations, Inc. (“Steak n Shake”)
Western Sizzlin Corporation (“Western”)

Chairman -
Biglari Holdings
Biglari Capital
Steak n Shake
Western

Duane E. Geiger	49	Interim Chief Financial Officer - Biglari Holdings Steak n Shake Vice President - Biglari Holdings Steak n Shake Secretary - Biglari Holdings

(1)	Member of the Board of Directors of the Company

Mr. Biglari was elected Chairman of the Board in June 2008 and appointed Chief Executive Officer in August 2008 following his election to the Board of Directors at the 2008 Annual Meeting of Shareholders.  In addition, Mr. Biglari has served as Chairman and Chief Executive Officer of Biglari Capital, a wholly-owned subsidiary of the Corporation and general partner of The Lion Fund, L.P. (“Lion Fund”), a private investment fund, since its inception in 2000.  He has also served as Chairman, since March 2006, Chief Executive Officer and President, since May 2007, and a director, since December 2005, of Western, a diversified holding company, which was acquired by the Corporation in March 2010.  Mr. Biglari has also served as a director of CCA Industries, Inc. (“CCA Industries”), a manufacturer and marketer of health and beauty aids, since August 2011.

Mr. Geiger was named Interim Chief Financial Officer in July 2008.  He has also served as Vice President since 2004, Controller from 2004 until January 2012 and in various other positions with the Company since 1993.

Our executive officers are appointed annually by the Board of Directors, or at such interim times as circumstances may require.

Directors

Our Board of Directors currently consists of four members, each of whom is elected to serve one year, or until his or her successor is duly elected and qualified, or until he or she resigns, is removed or becomes disqualified.

Name	Age	Position and Business Experience

Sardar Biglari	34
Chairman, since June 2008, and Chief Executive Officer, since August 2008, of Biglari Holdings.  Chairman and Chief Executive Officer of Biglari Capital, a wholly-owned subsidiary of Biglari Holdings and general partner of the Lion Fund, a private investment fund, since its inception in 2000.  He has also served as Chairman, since March 2006, Chief Executive Officer and President, since May 2007, and a director, since December 2005, of Western, a diversified holding company, which was acquired by Biglari Holdings in March 2010.  Director of CCA Industries, a manufacturer and marketer of health and beauty aids, since August 2011.  Mr. Biglari has extensive managerial and investing experience in a broad range of businesses through his services as Chairman and Chief Executive Officer of the Company and its major operating subsidiaries.  He also has experience serving on the boards of directors of public companies.

Philip L. Cooley	68
Vice Chairman of the Board since April 2009.  Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, since 1985.  Served as an advisory director of Biglari Capital since 2000 and as Vice Chairman and a director of Western from March 2006 and December 2005, respectively, until its acquisition by Biglari Holdings in March 2010.  Director of CCA Industries since August 2011.  Dr. Cooley has extensive business and investment knowledge and experience.  He also has experience serving on the boards of directors of public companies.

Kenneth R. Cooper	67
Director of Biglari Holdings since 2010.  Attorney in the private practice of law in San Antonio, Texas since 1974, specializing in real estate transactions.  Served as a director of Western from February 2007 until its acquisition by Biglari Holdings in March 2010.  Mr. Cooper has extensive real estate experience and knowledge of Western’s business.

Ruth J. Person	66
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

Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Section 16(a) forms were required for those persons, the Corporation believes that during fiscal 2011 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

Code of Conduct

The Corporation has adopted a Code of Conduct for all directors, officers and employees as well as directors, officers and employees of each of its subsidiaries.  The Code of Conduct is available on the Corporation’s website at www.biglariholdings.com.  A copy of the Code of Conduct may also be obtained at no charge by written request to the attention of the Secretary of the Corporation at 17802 IH 10 West, Suite 400, San Antonio, Texas  78257.

Changes to Procedures for Shareholders to Nominate Persons for Election to the Board of Directors

There were no material changes made during fiscal 2011 to the procedures by which shareholders may recommend nominees to our Board of Directors.

Audit Committee Matters

The Board has established an Audit Committee in accordance with Section 3(a)(58)A of the Exchange Act.  The Audit Committee consists of Philip L. Cooley, Ruth J. Person, and Kenneth R. Cooper.  The Board of Directors has determined that each of Philip L. Cooley and Ruth J. Person meets the definition of “audit committee financial expert” as that term is used in Item 407(d)(5) of Regulation S-K promulgated under the Exchange Act.  All current members of the Audit Committee meet the criteria for independence set forth in Rule 10A-3 under the Exchange Act and in Section 303A of the New York Stock Exchange Listed Company Manual.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide shareholders with a better understanding of our compensation philosophy, core principles, and decision making process.  It explains the compensation-related actions taken with respect to the executive officers who are identified in the Summary Compensation Table (the “Named Executive Officers”).  Details regarding the compensation we paid to the Named Executive Officers for fiscal 2011 are found in the tables and narrative which follows them.

Compensation Philosophy

Introduction

Biglari Holdings is a diversified holding company engaged in a number of diverse business activities.  The Company’s long-term objective is to maximize per-share intrinsic value of the Company.  The Company’s most important operating subsidiaries are engaged in investment management and the franchising/operating of restaurants.  All major operating, investment, and capital allocation decisions are made for the Company by Sardar Biglari, Chairman and Chief Executive Officer of the holding company and its main operating subsidiaries.

Our executive compensation consists exclusively of a salary and a cash bonus.  In fiscal 2009, our restructuring into a diversified holding company effected significant changes to our compensation system.  For example, at the end of fiscal 2009 and throughout fiscal 2010 and 2011, our executive officers consisted of only our Chief Executive Officer, Sardar Biglari, and our Interim Chief Financial Officer, Duane Geiger.  In fiscal 2010, the Governance, Compensation and Nominating Committee and our shareholders approved the Amended and Restated Incentive Bonus Agreement with Mr. Biglari (the “Incentive Agreement”), which embodies the pay-for-performance ethos of the Company and its focus on maximizing long-term shareholder value.

To assist shareholders in fully understanding the information in this Form 10-K/A, we have included an overview of our current and future compensation structure.

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

Compensation of Named Executive Officers—Fiscal Years 2011 and 2010

Compensation of Sardar Biglari

In light of the Corporation’s restructuring as a diversified holding company and the acquisition of Biglari Capital, general partner of the Lion Fund, Mr. Biglari’s duties have increased substantially after he initially joined the Company.  In recognition of Mr. Biglari’s expanded and significant role as well as his agreement to fold Biglari Capital into the Company, the Committee decided to redesign his compensation arrangement to coincide more sensibly with his numerous operating and capital-allocation responsibilities.  Furthermore, the Company and the Committee espouse a results-oriented, pay-for-performance incentive system that reflects its entrepreneurial culture.  To assure a fair, objective, and reasoned compensation system, the Committee retained Towers Watson, nationally recognized compensation consultants, to assist in formulating an appropriate incentive compensation arrangement.  The Committee firmly believes it has designed a compensation system that is rational, innovative, and equitably aligned with shareholder interests.  In essence, the rationale underlying the remuneration plan emphasizes that pay is based upon performance, is in line with the compensation paid by the Company’s peer group, and resulted in the Biglari Capital acquisition.

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

Because of the Company’s strategic direction and business model, the Committee reviewed the pay practices and fee structures of a broad group of asset managers.  The most common type of incentive arrangement was based on a percentage of returns or gains above a predetermined hurdle rate.  The Committee noted that this type of arrangement resembled Mr. Biglari’s compensation arrangement as Chairman and Chief Executive of Biglari Capital prior to the Lion Fund transaction.

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

The following summary encapsulates the major economic provisions of the Incentive Agreement:

Incentive Formula. The Incentive Agreement establishes a performance-based annual incentive payment to Mr. Biglari contingent on the growth of the Corporation’s adjusted book value in each fiscal year.  If the Corporation exceeds a 6% annual adjusted book value growth hurdle, Mr. Biglari would receive incentive compensation equal to 25% of the Corporation’s growth in adjusted book value in excess of that measuring point.  For purposes of the Incentive Agreement, the Corporation’s book value is determined by the Corporation’s net income and other comprehensive income, on a consolidated basis, excluding dividends, shares issuances or buybacks, and other factors unrelated to Mr. Biglari’s exhibited performance.  For example, share issuances for the acquisition of businesses or assets, in and of themselves, will not increase Mr. Biglari’s incentive compensation for any year or any successive years.  Thus, the pay is linked to economic progress.  Calculation of increased book value and the incentive compensation payments to Mr. Biglari under the Incentive Agreement are subject to the approval of the Committee, which has sole authority for monitoring and administering the Incentive Agreement.  Payments to Mr. Biglari under the Incentive Agreement will not exceed $10 million with respect to any one-year performance period.

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

For fiscal 2011, the Company’s adjusted book value increased approximately $32.8 million, or 11.7%, resulting in an incentive bonus payment to Mr. Biglari of $3,992,391.  For fiscal 2010, Mr. Biglari’s incentive bonus was determined solely with respect to the fourth fiscal quarter, during which the Company’s adjusted book value grew by 3.2%.  Accordingly, a pro rata adjusted book value growth hurdle of approximately 1.4% (based on the number of days in such quarter) was used to determine the incentive bonus payment to Mr. Biglari with respect to such quarter, and the 3.2% increase in the Company’s adjusted book value during such quarter resulted in an incentive bonus payment to Mr. Biglari of $1,206,896.

Mr. Biglari’s current base salary of $900,000 was set during fiscal 2009 by the Compensation Committee of the Board of Directors (prior to being merged with the Governance and Nominating Committee).

Compensation of Interim Chief Financial Officer

The salary and bonus for the Interim Chief Financial Officer in fiscal 2011 and 2010 were based upon the decision of Mr. Biglari.  In determining such amounts, Mr. Biglari considered subjective factors such as his perception of the executive’s performance and changes in functional responsibility.

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

In fiscal 2009, perquisites provided to executive officers were dramatically reduced, consistent with our performance-based compensation philosophy.  Our executive officers also receive the benefits provided to all employees, subject to satisfying the requirements for participation, including participation in the 401(k) Plan, life insurance equal to their annual salary up to a maximum of $350,000, group medical and dental plans and short- and long-term disability insurance.  The executive officers are also entitled to participate in The Steak n Shake Non-Qualified Savings Plan, a plan which is only open to those who are “highly compensated” under IRS regulations.

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

Termination Events Under the Incentive Agreement

If, on or prior to the third anniversary of the Incentive Agreement, there is a change in control of the Corporation, Mr. Biglari is terminated by the Corporation without “cause” or Mr. Biglari resigns for “good reason,” Mr. Biglari has the option, exercisable within 30 days after the occurrence of any such event, to repurchase Biglari Capital from the Corporation for a purchase price equal to Biglari Capital’s adjusted capital balance, in its capacity as general partner of the Lion Fund, through the repurchase date, less any distributions in respect of such amount previously received by the Corporation, which is the equivalent formula used to determine the purchase price paid to Mr. Biglari for the acquisition of Biglari Capital.

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

Effect of a Change in Control, Death, Disability or Retirement on Equity Grants

Prior to fiscal 2009, equity-based incentives were a significant element of total executive officer compensation.  These equity-based incentives consisted of stock options and restricted stock.

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

In fiscal 2011, we did not pay compensation that was not deductible under Section 162(m).

Compensation Policies Relating to Risk Management

The Committee believes that our compensation policies and practices do not encourage unnecessary or excessive risk taking and that any risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Corporation.

Summary Compensation Information

The following table shows the compensation paid to the Company’s Chief Executive Officer and Interim Chief Financial Officer, who are the Company’s only executive officers and whom we refer to herein collectively as our “Named Executive Officers,” for the 2011, 2010 and 2009 fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)a	All Other Compensation($)		Total ($)
Sardar Biglari,	2011	$900,000	$-	$3,992,391	$30,264	b	$4,922,655
Chairman / Chief Executive Officer	2010	$900,000	$-	$1,206,896	$15,660		$2,122,556
	2009	$467,231	$-	$-	$48,214		$515,445

Duane Geiger,	2011	$200,000	$200,000	$-	$12,830		$412,830
Interim Chief Financial Officer	2010	$200,000	$160,000	$-	$11,389		$371,389
	2009	$194,712	$90,000	$-	$8,185		$292,897

a.	Represents incentive bonus payment made in accordance with the terms of the Incentive Agreement.

b.	Includes the value of director’s fees ($30,000) received by Mr. Biglari from serving on the Board of Directors of CCA Industries, in which the Company has a significant ownership interest.

Plan-Based Award Grants

The Corporation does not grant any awards under its equity incentive plans because they have been suspended indefinitely.  Under the terms of the Incentive Agreement, the maximum incentive payment that Mr. Biglari may receive with respect to fiscal 2012 is $10 million.

Outstanding Equity Awards

The following table sets forth certain information about outstanding option awards held by the Named Executive Officers as of the end of fiscal 2011.  There were no unvested restricted stock awards held by the Named Executive Officers as of the end of fiscal 2011.  The information provided in this table reflects the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mr. Biglari	N/A

Mr. Geiger	349	a	—	324.40	5/11/12
	375	b	—	349.40	2/8/16
	365	b	—	354.40	2/6/17
	820	b	—	149.60	4/12/18

a.
These are "reload" options which were issued pursuant to the 1997 Employee Stock Option Plan.  Until February 2006, options granted by the Company included a reload feature whereby, upon exercise of the underlying stock options, reload options were issued in an amount equal to the number of shares used to pay the exercise price on the underlying options.  The reload options vested immediately and expire five years from the date of issuance.  Beginning in February 2006 we ceased granting options with a reload feature.

b.	These options vest at a rate of 25% per year beginning on the first anniversary of the date of grant and expire ten years from the date of grant; they do not contain a reload feature.

Award Exercise and Vesting

The following table sets forth the number of shares of restricted stock that vested during the year, with concurrent vesting of book units, and the resulting value realized by the Named Executive Officer.  The information provided in this table reflects the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.  No options were exercised by the Named Executive Officers during fiscal 2011.

OPTION EXERCISES AND STOCK VESTED

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vestinga
Mr. Geiger	520	$207,719

a.
Mr. Geiger had stock vest on April 12, 2011.  The amount in this column includes the value of the restricted stock on the date of vesting, based on the closing price of our Common Stock on the date of vesting, or immediately prior thereto if the vesting date was not a trading day ($399.46), and the value of book units which vested in conjunction with the shares of restricted stock.  The book units associated with vesting were $0.

Retirement Benefits

We maintain two plans that provide retirement income to all eligible employees, including the Named Executive Officers:

401(k) Plan

The Steak n Shake 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution plan covering substantially all employees, including the Named Executive Officers, after they have attained age 21 and completed six months of service and allows employees to defer up to 20% of their salaries.  The Corporation made non-discretionary matching contributions through October 14, 2008.  The matching contributions during fiscal year 2009 were equal to 50% of participants’ pretax contributions and subject to a maximum of 6% of participants’ eligible compensation contributed to the 401(k) Plan.  During October 2008, the 401(k) Plan was amended to eliminate the non-discretionary contributions and allow for discretionary matching contributions.  No discretionary matching contributions were made in fiscal year 2009.  Discretionary matching contributions were resumed in fiscal year 2010 and were also made in fiscal year 2011.  Going forward, discretionary contributions will be based on the profitability of the Corporation and subject to quarterly revision.  The Named Executive Officers and other “highly compensated employees” (as that term is defined by IRS regulations) are limited to contributing 2% of their cash compensation to the 401(k) Plan.

Non-Qualified Savings Plan

The Steak n Shake Non-Qualified Savings Plan (the “Deferred Compensation Plan”) is available to all highly compensated employees, including the Named Executive Officers.  Investment options offered under the Deferred Compensation Plan are identical to those offered in the 401(k) Plan.  Before a participant may make contributions under the Deferred Compensation Plan, the participant must first contribute 2% of his or her earnings to the 401(k) Plan.  Until November 2008 we matched participant contributions in the amount of 50% of the aggregate deferrals into both plans, up to 6% of the participant’s cash compensation.  Matching contributions were suspended in November 2008.  Matching contributions were resumed in fiscal year 2010 and were also made in fiscal year 2011. Total deferrals under both the Deferred Compensation Plan and 401(k) Plan are limited to 20% of the aggregate of a participant’s salary and annual incentive bonus, which means that as a result of the 2% of compensation deferred to the 401(k) Plan, the most a participant may defer to the Deferred Compensation Plan is 18% of his or her total cash compensation.  Matching contributions under the Deferred Compensation Plan vest over the first six years of employment, at a rate of 20% per year beginning on the second anniversary of employment.  A participant’s account balance will be distributed at a time directed by the participant.  Participants may elect that distributions be made in a lump sum or in equal annual installments over a period of up to ten (10) years.  Withdrawals from the Deferred Compensation Plan are limited to the withdrawal of participant contributions in cases of financial hardship.

The following table describes the contributions, earnings and balance at the end of fiscal 2011 for each of the Named Executive Officers who participated in the Deferred Compensation Plan.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Yeara	Company Contributions in Last Fiscal Yearb	Aggregate Earnings in Last Fiscal Year	Distributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year-end
Mr. Geiger	$15,169	$2,611	$(4,052)	$—	$21,200

a.	The amounts in this column are also included in the Summary Compensation Table in the “Salary” column.

b.	The amounts in this column are also included in the Summary Compensation Table in the “All Other Compensation” column.

Potential Payments Upon Termination of Employment

As discussed above in “Compensation Discussion and Analysis – Employment Agreements, Severance and Change-in-Control Arrangements– Effect of a Change in Control, Death, Disability or Retirement on Equity Grants,” some of our prior equity awards accelerate upon a change in control or upon the retirement, death or disability of the holder.  All prior equity awards granted to Mr. Geiger have vested.  In January 2010, the Company and Mr. Geiger entered into an agreement that provides that only in the event Mr. Biglari ceases to be Chairman and Chief Executive Officer of the Company does Mr. Geiger have the option of terminating his employment with the Company and receiving a lump sum severance payment equal to one year of his then current base compensation ($200,000 as of the end of fiscal 2011).

For a description of the rights to which Mr. Biglari is entitled in the event of a change in control of the Corporation, Mr. Biglari’s termination by the Corporation without “cause” or Mr. Biglari’s resignation for “good reason,” see “Compensation Discussion and Analysis – Employment Agreements, Severance and Change-in-Control Arrangements – Termination Events Under the Incentive Agreement.”  Mr. Biglari has not received any stock awards from the Corporation.

Director Compensation

Directors of the Corporation who are employees or spouses of employees do not receive fees for attendance at directors’ meetings.  During fiscal year 2011, a director who was not an employee or a spouse of an employee received an annual cash retainer of $32,000, and the Chair of the Governance, Compensation and Nominating Committee received an annual cash retainer of $37,000.  For his role as Vice Chairman of the Board and such other duties as designated by the Board, Dr. Cooley received an annual cash retainer of $120,000.  In addition, non-employee directors receive cash meeting attendance fees as follows:

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

The following table provides compensation information for the fiscal year ended September 28, 2011 for each non-management member of the Board who served on the Board during such fiscal year:

Name	Fees Earned or Paid in Cash	All Other Compensation		Total
Philip L. Cooley	$113,408	$30,000	a	$143,408
Ruth J. Person	$45,280	$—		$45,280
Kenneth R. Cooper	$43,261	$—		$43,261
John W. Ryanb	$35,337	$—		$35,337
William J. Regan, Jr.c	$34,756	$—		$34,756

a.	Represents the value of director’s fees received by Dr. Cooley from serving on the Board of Directors of CCA Industries, in which the Company has a significant ownership interest.

b.	Dr. Ryan passed away in August 2011.

c.	Mr. Regan served as a director until the Company’s 2011 Annual Meeting of Shareholders, at which he did not stand for re-election, held on April 7, 2011.

In the past we have compensated our non-employee directors with equity-based awards, the value of which are tied to increases in the value of our Common Stock.  During fiscal year 2010, we resolved to suspend, indefinitely, all future option grants and placed a moratorium on the issuance of restricted stock.  Accordingly, we did not grant any stock options, shares of restricted stock or other equity compensation to our directors in the fiscal year ended September 28, 2011.

Governance, Compensation and Nominating Committee Report

The Governance, Compensation and Nominating Committee of the Board is composed of the persons identified below.  We have reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K/A on pages 4 to 8.  Based on our review and discussions with management, we recommended to the Board that the Compensation Discussion and Analysis be included in the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended September 28, 2011.  Submitted by the members of the Governance, Compensation and Nominating Committee of the Board:

Kenneth R. Cooper, Philip L. Cooley and Ruth J. Person.

Compensation Committee Interlocks And Insider Participation

During fiscal year 2011, the Governance, Compensation and Nominating Committee of the Board consisted of Kenneth R. Cooper, Philip L. Cooley, Ruth J. Person , John W. Ryan (until his death in August 2011) and William J. Regan, Jr. (until April 7, 2011).  None of these individuals has at any time been an officer or employee of the Corporation.  During fiscal year 2011, none of our executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board or Governance, Compensation and Nominating Committee served as an executive officer.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Stock

The following table shows as of January 20, 2012 the number and percentage of outstanding shares of our Common Stock beneficially owned by each person or entity known to be the beneficial owner of more than 5% of our Common Stock:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Sardar Biglari 17802 IH 10 West, Suite 400 San Antonio, Texas 78257	217,726 (1)	15.2

GAMCO Investors, Inc. One Corporate Center Rye, New York 10580-1435	131,080 (2)	9.1

Blackrock, Inc. 40 East 52nd Street New York, NY 10022	118,970 (3)	8.3

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	92,326 (4)	6.4

The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	72,658 (5)	5.1

1)
This information was obtained from a Schedule 13D/A filed with the SEC on June 23, 2010 by the Lion Fund, Biglari Capital, Western, Western Acquisitions L.P., a Delaware limited partnership (“Western Acquisitions”), Western Investments Inc., a Delaware corporation, Sardar Biglari, Philip L. Cooley, the 401(k) Plan and the Deferred Compensation Plan, and the most recent Form 4 filed with the SEC by certain of the foregoing persons.  By virtue of his relationships with the other reporting persons discussed in the Schedule 13D/A, Mr. Biglari may be deemed to have the sole power to vote and dispose of the shares beneficially owned by the reporting persons, other than the shares held under each of the 401(k) Plan and the Deferred Compensation Plan and the shares beneficially owned by Dr. Cooley.  Mr. Biglari has sole power to direct the voting of the shares held under each of the 401(k) Plan and the Deferred Compensation Plan.  Mr. Biglari shares with Dr. Cooley the power to vote and dispose of the shares beneficially owned by Dr. Cooley.  Mr. Biglari disclaims beneficial ownership of the shares that he does not directly own.

2)	This information was obtained from a Schedule 13D/A filed with the SEC on June 4, 2010.

3)	This information was obtained from a Schedule 13G/A filed with the SEC on February 2, 2011.

4)	This information was obtained from a Schedule 13G/A filed with the SEC on February 11, 2011.

5)	This information was obtained from a Schedule 13G filed with the SEC on February 10, 2011.

The following table shows the total number of shares of our Common Stock beneficially owned as of January 20, 2012 and the percentage of outstanding shares for (i) each director, (ii) each Named Executive Officer, and (iii) all directors and executive officers, as a group:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Sardar Biglari	217,726	(1)	15.2
Philip L. Cooley	4,752	(2)	*
Duane E. Geiger	3,286	(3)	*
Kenneth R. Cooper	45		*
Ruth J. Person	607	(4)	*
All directors and executive officers as a group (5 persons)	221,527	(5)	15.4
*	Less than 1%

All information provided in the above tables reflects the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.

1)
Includes 6,263 shares owned directly by Mr. Biglari, 203,357 shares owned directly by the Lion Fund, 2,386 shares owned directly by Western Acquisitions, 875 shares held under the 401(k) Plan, 93 shares held under the Deferred Compensation Plan and 4,752 shares beneficially owned by Dr. Cooley.  See footnote 1 above.

2)	Includes 550 shares owned by Dr. Cooley’s spouse. Dr. Cooley disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

3)	Includes 1,909 shares that may be acquired pursuant to stock options and 114 shares held under the 401(k) Plan and 23 shares held under the Deferred Compensation Plan.

4)	Includes 250 shares that may be acquired pursuant to stock options.

5)	Includes 2,159 shares that may be acquired pursuant to stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of September 28, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,579	$282.44	27,742
Equity compensation plans not approved by security holders	—	$—	—
Total	13,579	$282.44	27,742

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

Related Person Transactions

On March 30, 2010, the Company, through its wholly-owned subsidiary, Grill Acquisition Corporation (“Merger Sub”), acquired 100% of the outstanding equity interests of Western pursuant to an Agreement and Plan of Merger among the Company, Merger Sub and Western, dated as of October 22, 2009 (the “Merger Agreement”).  Pursuant to the Merger Agreement, Merger Sub merged with and into Western, with Western continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.  Under the terms of the Merger Agreement, each share of Western’s common stock was cancelled upon the completion of the merger and converted into the right to receive a pro rata portion of a new issue of 14% redeemable subordinated debentures due 2015 issued by the Company in the aggregate principal amount of $22,959,000 (approximately $8.07 principal amount of debentures per Western share).   On March 30, 2011, the Company redeemed all of the outstanding debentures for cash at an aggregate redemption price of approximately $23,420,000, representing 100% of the principal amount outstanding, plus accrued and unpaid interest up to, but not including, March 30, 2011, including approximately $7,804,000 of principal and interest paid to the Lion Fund.  Sardar Biglari, Chairman and Chief Executive Officer, was also Chairman and Chief Executive Officer of Western at the time of the acquisition, and Dr. Cooley, Vice Chairman of the Board, was also Vice Chairman of the Board of Western at that time.  Additionally, at the time of the merger, Mr. Biglari, as Chairman and Chief Executive Officer of Biglari Capital, general partner of the Lion Fund, beneficially owned approximately 32.8% of the shares of Western’s common stock, which were owned directly by the Lion Fund.

Mr. Biglari (together with his affiliates), Dr. Cooley (who is also a member of the advisory board of the Lion Fund) and Mr. Cooper have made investments in the Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations.  As of September 30, 2011, Mr. Biglari and Mr. Cooper had invested capital of $1,810,214 and $133,465, respectively, in the Lion Fund.

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

3.	None of the independent directors or any member of their immediate family is or within the past five years has been affiliated with Deloitte & Touche LLP.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

Deloitte & Touche LLP has advised us that they have billed or will bill us the following amounts for services for each of the last two fiscal years.

Type of Fee	Fiscal 2011	Fiscal 2010
Audit Fees(1)	$544,320	$657,551
Audit-Related Fees(2)	39,200	120,000
Tax Fees(3)	4,500	—
Total Fees for the Applicable Fiscal Year	$588,020	$777,551

__________________

(1)
Audit fees include fees for services performed for the audit of our annual financial statements including services related to Section 404 of the Sarbanes-Oxley Act and review of financial statements included in our Form 10-Q filings, Form 10-K filing and Form S-8 and S-4 Registration Statements, comment letters and services that are normally provided in connection with statutory or regulatory filings or engagements. Audit fees for fiscal 2010 have been adjusted to include fees related to the audit of the Lion Fund’s financial statements.

(2)
Audit-Related Fees include fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.  This includes services provided to audit the 401(k) Plan.

(3)	Tax Fees are fees for services performed with respect to tax compliance, tax advice and other tax review.

Pre-approval Policy

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditor and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  In each of fiscal 2011 and 2010, the Audit Committee pre-approved the services reported above as audit-related services and tax fees and Deloitte & Touche LLP did not provide any other services during such years.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Amendment:

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.01	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 2012.

Biglari Holdings inc.

By:	/s/ Duane E. Geiger
Duane E. Geiger Interim Chief Financial Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on January 26, 2012.

Signature	Title

/s/ Sardar Biglari	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Sardar Biglari

/s/ Duane E. Geiger	Interim Chief Financial Officer and Vice President (Principal Financial
Duane E. Geiger	Officer and Principal Accounting Officer)

/s/ Philip L. Cooley	Director
Philip L. Cooley

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

INDEX TO EXHIBITS

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.01	Section 1350 Certifications