Form 10-Q
period 2011-12-21
BIGLARI HOLDINGS INC.
filed 2012-01-27
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 21, 2011

or

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

As of January 25, 2012 1,433,029 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

BIGLARI HOLDINGS INC.

Part I Financial Information

Item 1. Financial Statements
BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (amounts in $000s, except share and per share data)

	December 21, 2011	September 28, 2011
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$115,421	$98,987
Investments	118,704	115,321
Receivables, net of allowance of $638 and $559, respectively	5,893	4,133
Inventories	6,208	5,886
Deferred income taxes	2,027	6,150
Assets held for sale	7,111	6,870
Other current assets	3,285	3,237
Total current assets	258,649	240,584
Property and equipment, net	367,386	371,736
Goodwill	27,529	27,529
Other intangible assets, net	6,774	6,950
Other assets	8,404	7,278
Investments held by consolidated affiliated partnerships	21,387	18,783
Total assets	$690,129	$672,860
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$33,632	$29,236
Due to broker	—	7,272
Accrued expenses	41,233	46,948
Revolving credit	15,000	15,000
Current portion of obligations under leases	5,403	5,272
Current portion of long-term debt	11,135	11,141
Total current liabilities	106,403	114,869
Deferred income taxes	10,444	6,664
Obligations under leases	114,663	116,066
Long-term debt	101,381	101,417
Other long-term liabilities	9,150	8,914
Total liabilities	342,041	347,930
Commitments and contingencies
Redeemable noncontrolling interests of consolidated affiliated partnerships	50,005	45,252
Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,511,174 shares issued, 1,227,281 and 1,227,276 shares outstanding (net of treasury stock), respectively	756	756
Additional paid-in capital	142,422	144,569
Retained earnings	239,185	230,390
Accumulated other comprehensive income (loss)	6,289	(5,468)
Treasury stock – at cost: 283,893 and 283,898 shares (includes 205,743 shares held by consolidated affiliated partnerships) at December 21, 2011 and September 28, 2011, respectively	(90,569)	(90,569)
Biglari Holdings Inc. shareholders’ equity	298,083	279,678
Total liabilities and shareholders’ equity	$690,129	$672,860

See accompanying Notes to Condensed Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Twelve Weeks Ended December 21, 2011 and December 22, 2010)
(amounts in $000s, except share and per share data)

	Twelve Weeks Ended

	2011	2010
	(Unaudited)
Net revenues
Restaurant Operations:
Net sales	$161,516	$153,059
Franchise fees	2,144	2,045
Other revenue	530	511
Total	164,190	155,615
Investment Management Operations:
Management fee income	—	110
Consolidated Affiliated Partnerships:
Investment gains/losses	2,124	2,687
Other income	76	310
Total	2,200	3,107
Total net revenues	166,390	158,722

Costs and expenses
Cost of sales	45,424	41,280
Restaurant operating costs	73,963	72,689
General and administrative	13,258	11,014
Depreciation and amortization	6,301	6,609
Marketing	8,887	8,951
Rent	4,047	3,896
Pre-opening costs	101	42
Asset impairments and provision for restaurant closings	—	283
Loss on disposal of assets	216	104
Other operating (income) expense	(519)	822
Total costs and expenses, net	151,678	145,690

Other income (expense)
Interest, dividend and other investment income	626	35
Interest on obligations under leases	(2,325)	(2,449)
Interest expense	(1,855)	(565)
Realized investment gains/losses	3,595	2,878
Derivative and short sale gains/losses	—	175
Total other income (expense)	41	74

Earnings before income taxes	14,753	13,106

Income taxes	4,760	4,341

Net earnings	9,993	8,765
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(1,234)	(1,812)
Incentive fee	36	2,510
Total earnings/loss attributable to redeemable noncontrolling interests	(1,198)	698
Net earnings attributable to Biglari Holdings Inc.	$ 8,795	$ 9,463

Earnings per share attributable to Biglari Holdings Inc.
Basic earnings per common and common equivalent share	$6.60	$7.13
Diluted earnings per common and common equivalent share	$6.58	$7.08

Weighted average shares and equivalents
Basic	1,333,467	1,327,207
Diluted	1,335,926	1,335,982

See accompanying Notes to Condensed Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Twelve Weeks Ended December 21, 2011 and December 22, 2010)
(amounts in $000s)

	Twelve Weeks Ended

	2011	2010
	(Unaudited)
Operating activities
Net earnings	$9,993	$8,765
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	6,301	6,609
Provision for deferred income taxes	698	158
Asset impairments and provision for restaurant closings	—	283
Stock-based compensation and other non-cash expenses	157	301
Loss on disposal of assets	216	104
Realized investment gains/losses	(3,595)	(2,878)
Derivative and short sale gains/losses	—	(175)
Changes in receivables and inventories	(2,082)	1,273
Changes in other assets	(1,554)	1,161
Changes in accounts payable and accrued expenses	(1,085)	(742)
Investment operations of consolidated affiliated partnerships:
Purchases of investments	(5,114)	(16,997)
Sales of investments	11,268	31,447
Realized investment gains, net	(1,426)	(2,462)
Unrealized gains on marketable securities held by consolidated affiliated partnerships	(698)	(225)
Changes in due to/from broker and cash equivalents held by consolidated affiliated partnerships	(6,630)	401
Net cash provided by operating activities	6,449	27,023
Investing activities
Additions of property and equipment	(1,977)	(2,051)
Proceeds from property and equipment disposals	—	917
Purchases of investments	(7,085)	(2,554)
Sales of investments	26,259	33,439
Changes in due to/from broker	(7,272)	(3,903)
Net cash provided by investing activities	9,925	25,848
Financing activities
Proceeds from revolving credit facility	—	53,550
Payments on revolving credit facility	—	(57,300)
Principal payments on long-term debt	(42)	(24)
Principal payments on direct financing lease obligations	(1,272)	(2,398)
Proceeds from exercise of stock options and employees stock purchase plan	1	28
Excess tax benefits from stock-based awards	445	—
Repurchase of employee shares for tax withholding	1	(14)
Financing activities of consolidated affiliated partnerships:
Contributions from noncontrolling interests	927	166
Distributions to noncontrolling interests	—	(15,016)
Net cash provided by (used in) financing activities	60	(21,008)
Increase in cash and cash equivalents	16,434	31,863
Cash and cash equivalents at beginning of year	98,987	47,563
Cash and cash equivalents at end of year	$ 115,421	$ 79,426

See accompanying Notes to Condensed Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Twelve Weeks Ended December 21, 2011 and December 22, 2010)
(amounts in $000s)

(Unaudited)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at September 28, 2011	$756	$144,569	$230,390	$(5,468)	$(90,569)	$279,678
Net earnings attributable to Biglari Holdings Inc.			8,795			8,795
Reclassification of investment appreciation in net earnings, net of $552 tax				(901)		(901)
Net change in unrealized gains and losses on investments, net of $7,758 tax				12,658		12,658
Total comprehensive income						20,552
Exercise of stock options and other stock compensation transactions		481				481
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(2,628)				(2,628)
Balance at December 21, 2011	$756	$142,422	$239,185	$6,289	$(90,569)	$298,083

Balance at September 29, 2010	$756	$143,521	$195,825	$(1,152)	$(89,955)	$248,995
Net earnings attributable to Biglari Holdings Inc.			9,463			9,463
Reclassification of investment appreciation in net earnings, net of $818 tax				1,280		1,280
Net change in unrealized gains and losses on investments, net of $279 tax				436		436
Total comprehensive income						11,179
Exercise of stock options and other stock compensation transactions		182			(12)	170
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(6,130)				(6,130)
Balance at December 22, 2010	$756	$137,573	$205,288	$564	$(89,967)	$254,214

See accompanying Notes to Condensed Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 21, 2011
(amounts in $000s, except share and per share data)

1. General

The accompanying unaudited condensed consolidated financial statements of Biglari Holdings Inc. (“we”, “us”, “our”, “Biglari Holdings”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Balance Sheet as of December 21, 2011, the condensed consolidated Statements of Earnings, the condensed consolidated Statements of Cash Flows and the condensed consolidated Statements of Changes in Shareholders’ Equity for the twelve weeks ended December 21, 2011 and December 22, 2010 have been included, and consist only of normal recurring adjustments. The condensed consolidated Statements of Earnings for the twelve weeks ended December 21, 2011 and December 22, 2010 are not necessarily indicative of the condensed consolidated Statements of Earnings for the entire fiscal years. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2011.

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

Basis of Presentation and Consolidation
As of December 21, 2011, the condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”), and (iii) investment related subsidiaries and limited partnerships (the “consolidated affiliated partnerships”). As a result of the Company’s acquisitions of Western and Biglari Capital during fiscal year 2010, the Company acquired financial interests in The Lion Fund, L.P. (the “Lion Fund”), Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P., investment limited partnerships (collectively referred to as consolidated affiliated partnerships), for which the Company has a substantive controlling interest. During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds distributed to the partners. During the third quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P.

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

Western’s and Biglari Capital’s December 31 quarter end for financial reporting purposes differs from the end of the Company’s fiscal quarter of December 21, 2011. There were no significant transactions in the intervening period.

2. Seasonality of Restaurant Operations

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

3. New Accounting Standards

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011−12, Comprehensive Income (“ASU 2011−12”). The amendments in ASU 2011-12 superseded certain pending paragraphs in ASU 2011−05, Presentation of Comprehensive Income (“ASU 2011−05”) to effectively defer only those changes in ASU 2011−05 that related to the presentation of reclassification adjustments out of accumulated other comprehensive income.

In September 2011, the FASB issued ASU 2011−08, Testing Goodwill for Impairment (“ASU 2011−08”). ASU 2011−08 amends Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), and allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which is effective for the Company’s first quarter of fiscal year 2013. We do not believe that the adoption of ASU 2011–08 will have a material effect on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011−05. ASU 2011−05 amends ASC Topic 220, Comprehensive Income (“ASC Topic 220”), and allows entities the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance should be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011, which is effective for the Company’s first quarter of fiscal year 2013. The adoption of ASU 2011−05 will not impact the measurement of net earnings or other comprehensive income.

In May 2011, the FASB issued ASU 2011−04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011−04”). ASU 2011−04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. Amendments in ASU 2011− 04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures. ASU 2011−04 was effective for the Company’s first quarter of fiscal year 2012 and was applied on a prospective basis. The adoption of ASU 2011-04 did not have a material effect on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010−06, Improving Disclosures about Fair Value Measurements (“ASU 2010−06”). ASU 2010−06 amends ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), and requires additional disclosure about significant transfers between levels 1, 2, and 3 of the fair value hierarchy as well as disclosure of changes in level 3 activity on a gross basis. In addition, the guidance clarifies existing requirements regarding the required level of disaggregation by class of assets and liabilities and also clarifies disclosures of inputs and valuation techniques. The guidance became effective beginning in the Company's second quarter of fiscal year 2010, except for the requirement to disclose level 3 activity on a gross basis, which was effective as of the beginning of the Company's fiscal year 2012. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

4. Earnings Per Share

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

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Twelve Weeks Ended

	December 21,	December 22,
	2011	2010
Basic earnings per share:
Weighted average common shares	1,333,467	1,327,207
Diluted earnings per share:
Weighted average common shares	1,333,467	1,327,207
Dilutive effect of stock awards	2,459	8,775
Weighted average common and incremental shares	1,335,926	1,335,982
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock	7,484	1,378

5. Investments

Investments consisted of the following:

	December 21, 2011	September 28, 2011
Cost	$108,561	$124,140
Gross unrealized gains	10,472	1,956
Gross unrealized losses	(329)	(10,775)
Fair value	$118,704	$115,321

Unrealized losses of marketable equity securities at December 21, 2011 relate to securities that have been in an unrealized loss position for less than 12 months. A majority of the gross unrealized losses at September 28, 2011 were due to one investment. We consider several factors in determining other-than-temporary impairment losses including the current and long-term business prospects of these issuers, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers.

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

Realized investment gains/losses were as follows:

	Twelve Weeks Ended

	December 21,	December 22,
	2011	2010
Gross realized gains on sales	$3,979	$2,884
Gross realized losses on sales	$(384)	$(6)

6. Consolidated Affiliated Partnerships

Collectively, The Lion Fund L.P., Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. are referred to as consolidated affiliated partnerships of the Company. Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments.  In our consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. As of December 21, 2011 and September 28, 2011, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost).

Consolidated net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s equity securities which has been eliminated in consolidation.

In fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $46,663 as of the end of the fiscal 2012 first quarter. No amounts were invested in the year-to-date period in fiscal year 2012 or in fiscal year 2011. These investments in the Lion Fund do not appear explicitly in the Company’s condensed consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements. Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which as described above is classified on the Company’s condensed consolidated Balance Sheet as a reduction to Shareholders’ equity. Biglari Holdings’ pro-rata ownership of its Company common stock through the Lion Fund was 98,776 shares of stock (with a fair value of $36,373) based on Biglari Holdings’ ownership interest in the Lion Fund as of the end of the fiscal 2012 first quarter.

During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds distributed to the partners. The distribution of $15,660, including $1,421 of noncash distributions, is noted in the Distributions to noncontrolling interests line in the below reconciliation.

During the third quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. As a result of the sale, the Company does not have involvement in the operations of Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. Although these entities meet the definition of “discontinued operations,” as defined in FASB ASC paragraph 205-20-45-1, Reporting Discontinued Operations (“ASC paragraph 205-20-45-1”), we have not separated the results of operations because the amounts are immaterial to our consolidated financial numbers. Net earnings after tax related to the entities was approximately $1,050 for the twelve weeks ended December 22, 2010, including $1,246 that was attributable to noncontrolling interests.

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships, other than holdings of the Company’s equity securities:

	December 21, 2011	September 28, 2011
Equity securities:
Cost	$14,247	$19,122
Fair value	$14,757	$18,783

Investments held by consolidated affiliated partnerships on the condensed consolidated Balance Sheet includes $6,630 and $0 of cash that is only available for use by the consolidated affiliated partnerships at December 21, 2011 and September 28, 2011, respectively.

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The net realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s equity securities, were as follows:

	Twelve Weeks Ended

	December 21, 2011	December 22, 2010
Net unrealized gains/losses	$698	$225
Net realized gains/losses from sale	$1,426	$2,462

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners is presented as Redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the accompanying condensed consolidated Balance Sheet.  The maximum redemption amount of the redeemable noncontrolling interests as of December 21, 2011 is $50,005.

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships.

	Twelve Weeks Ended
	December 21, 2011	December 22, 2010
Carrying value at beginning of period	$45,252	$62,245
Contributions from noncontrolling interests	927	166
Distributions to noncontrolling interests	—	(16,437)
Incentive fee	(36)	(2,510)
Income / loss allocation	1,234	1,812
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value	2,628	6,130
Carrying value at end of period	$50,005	$51,406

The Company, through its ownership of Biglari Capital and Western Investments Inc., is entitled to an incentive fee to the extent investment performance of the consolidated affiliated partnerships exceeds specified hurdle rates. Any such fee is included in net earnings attributable to the Company in the period the fee is earned.

Biglari Capital, the general partner of the Lion Fund, earned a $36 incentive reallocation fee at December 31, 2011. At December 31, 2010, Biglari Capital earned a $5,199 incentive reallocation fee; however, $2,689 was eliminated, for that amount represents the Company’s fee as a limited partner, which was uncharged because the Company owns the general partner. The remaining $2,510 is an incentive fee that was charged and reallocated from outside limited partners of the Lion Fund. The incentive fee is assessed only once a year, on December 31, and no predictability of such earnings exists because the Lion Fund annual performance is unpredictable.

Net earnings attributable to the Company only includes the Company’s share of earnings and losses related to our investments in the consolidated affiliated partnerships; all other earnings or losses from the consolidated affiliated partnerships are allocated to the redeemable noncontrolling interests.

7. Assets Held for Sale

Assets held for sale are composed of the following:

	December 21, 2011	September 28, 2011
Land and buildings	$6,503	$6,262
Improvements	608	608
Total assets held for sale	$7,111	$6,870

The December 21, 2011 balance included the following assets: one office building, four restaurants, and nine parcels of land. The Company expects to sell these properties by fiscal year end. For any of these properties that are not sold by then, management expects to classify them as long term.

8. Other Current Assets

Other current assets primarily include prepaid rent, prepaid contractual obligations and current portion of capitalized loan acquisition costs.

9. Property and Equipment

Property and equipment is composed of the following:

	December 21, 2011	September 28, 2011
Land	$161,098	$161,339
Buildings	149,484	149,444
Land and leasehold improvements	153,912	153,731
Equipment	202,696	202,933
Construction in progress	2,774	1,850
	669,964	669,297
Less accumulated depreciation and amortization	(302,578)	(297,561)
Property and equipment, net	$367,386	$371,736

10. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. There was no change to the carrying value of goodwill from September 28, 2011.

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

During the quarter ended September 28, 2011, we performed our annual assessment of the recoverability of our goodwill related to four reporting units. During the second quarter of fiscal year 2011, we performed our annual assessment of our recoverability of goodwill related to two reporting units. The valuation methodology and underlying financial information included in our determination of fair value require significant judgments to be made by management. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Other Intangibles
Other intangibles are composed of the following:

	December 21, 2011			September 28, 2011

	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,144)	$336	$1,480	$(1,117)	$363
Franchise agreement	5,310	(930)	4,380	5,310	(797)	4,513
Other	810	(496)	314	810	(480)	330
Total	7,600	(2,570)	5,030	7,600	(2,394)	5,206
Intangible assets with indefinite lives	1,744	—	1,744	1,744	—	1,744
Total intangible assets	$9,344	$(2,570)	$6,774	$9,344	$(2,394)	$6,950

Intangible assets subject to amortization consist of franchise agreements acquired in connection with the acquisition of Western, a right to operate and favorable leases acquired in connection with prior acquisitions and are being amortized over their estimated weighted average useful lives ranging from eight to twelve years.

Amortization expense for the twelve weeks ended December 21, 2011 and December 22, 2010 was $176 and $192, respectively. Total annual amortization expense for each of the next five years will approximate $650.

Intangible assets with indefinite lives consist of a trade name acquired in connection with the acquisition of Western and reacquired franchise rights acquired in connection with previous acquisitions.

11. Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, non-current portion of capitalized loan acquisition costs, and a note receivable.

12. Borrowings

There were no material changes in our borrowings from September 28, 2011.

Steak n Shake’s Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.

Steak n Shake was in compliance with all covenants under the Credit Facility as of December 21, 2011.

The carrying amounts for debt reported in the condensed consolidated Balance Sheet do not differ materially from their fair values at December 21, 2011.

13. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, and deferred compensation.

14. Income Taxes

Our effective income tax rate for the twelve weeks ended December 21, 2011 was 32.3%, which is relatively consistent with our effective income tax rate of 33.1% in the same period in the prior year.

As of December 21, 2011, we had approximately $1,819 of unrecognized tax benefits, which are included in Other long-term liabilities in the condensed consolidated Balance Sheet.

15. Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our condensed consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

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

Cash equivalents: Cash equivalents primarily consist of money market funds. Money market funds that are carried at fair value, based on quoted market prices, are classified within Level 1 of the fair value hierarchy.  All other cash equivalents carried at fair value based on observable inputs for which a quoted market price is not available are classified within Level 2 of the fair value hierarchy. Consolidated affiliated partnerships did not hold cash equivalents at December 21, 2011 and September 28, 2011.

Equity securities: The Company’s investments in equity securities are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.

Non-qualified deferred compensation plan investments: The assets of our Non-Qualified Savings Plan are set up in a rabbi trust. They represent mutual funds that are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.

Investment held by consolidated affiliated partnership: Investments of $197 and $193 as of December 21, 2011 and September 28, 2011, respectively, have been classified within Level 3 of the fair value hierarchy and represent a private security.

Investment derivatives and interest rate swaps: Investment derivatives and interest rate swaps are marked to market each reporting period with fair value based on readily available market quotes, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at December 21, 2011 and September 28, 2011 represent the mark to market adjustment for Steak n Shake’s interest rate swap.

The fair values of financial assets and liabilities were as follows:

	December 21, 2011				September 28, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$-	$87,078	$-	$87,078	$-	$88,022	$-	$88,022
Equity securities:
Restaurant/Retail	110,033	-	-	110,033	89,971	-	-	89,971
Other	8,671	-	-	8,671	25,350	-	-	25,350
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	9,098	-	-	9,098	7,677	-	-	7,677
Other	5,462	-	-	5,462	10,913	-	-	10,913
Non-qualified deferred compensation plan investments	622	-	-	622	546	-	-	546
Investment held by consolidated affiliated partnership	-	-	197	197	-	-	193	193
Total assets at fair value	$133,886	$87,078	$197	$221,161	$134,457	$88,022	$193	$222,672

Liabilities
Interest rate swaps	$-	$352	$-	$352	$-	$439	$-	$439

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	December 21,	December 22,
	2011	2010
Beginning of period balance	$193	$323
Gain included in earnings	4	8
End of period balance	$197	$331

For the year-to-date period in fiscal year 2012, the Company had no significant fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

17. Related Party Transactions

Mr. Biglari, along with his affiliates, and certain directors of the Company make investments in the Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations. However, Mr. Biglari does not pay an incentive allocation fee as a limited partner in the Lion Fund. As of December 21, 2011 and September 28, 2011, the total fair value of these investments was approximately $2,421 and $1,997, respectively.

18. Business Segment Reporting

Net revenue and earnings before income taxes and noncontrolling interests for the twelve weeks ended December 21, 2011 and December 22, 2010 were as follows:

	Net Revenue
	2011	2010
Operating Business:
Restaurant Operations:
Steak n Shake	$160,492	$151,896
Western	3,698	3,719
Total Restaurant Operations	164,190	155,615

Investment Management:
Management fees	—	110
Consolidated affiliated partnerships	2,200	2,997
Total Investment Management Operations	2,200	3,107
	$166,390	$158,722

The earnings presentation was adjusted from the prior year to show interest expense, excluding interest allocated to operating businesses, as a reconciliation of segments to consolidated amounts in order to more accurately reflect the earnings before and after tax of the restaurant operations.

	Earnings before income taxes and noncontrolling interests		Net earnings attributable to Biglari Holdings Inc.
	2011	2010	2011	2010
Operating Business:
Restaurant Operations:
Steak n Shake	$13,649	$9,556	$8,959	$6,589
Western	391	423	241	257
Total Restaurant Operations	14,040	9,979	9,200	6,846

Investment Management:
Biglari Capital Corp. (Incentive Fee)	36	2,510	22	1,535
Management fees	—	110	—	68

Consolidated affiliated partnerships	2,098	1,791	276	(81)
Total Investment Management Operations	2,134	4,411	298	1,522

Corporate and Other:
Corporate and other	(3,125)	(1,262)	(1,782)	(818)
Investment and derivative gains/losses	3,595	3,053	2,229	1,923
Total Corporate and Other	470	1,791	447	1,105

Reconciliation of segments to consolidated amount:
Eliminations	(36)	(2,510)	—	340
Interest expense, excluding interest allocated to operating businesses	(1,855)	(565)	(1,150)	(350)
	$14,753	$13,106	$8,795	$9,463

Biglari Capital, the general partner of the Lion Fund, earned a $36 incentive reallocation fee at December 31, 2011. At December 31, 2010, Biglari Capital earned a $5,199 incentive reallocation fee; however, $2,689 was eliminated, for that amount represents the Company’s fee as a limited partner, which was uncharged because the Company owns the general partner. The remaining $2,510 is an incentive fee that was charged and reallocated from outside limited partners of the Lion Fund. The incentive fee is assessed only once a year, on December 31, and no predictability of such earnings exists because the Lion Fund annual performance is unpredictable.

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

Net earnings attributable to Biglari Holdings for the twelve weeks ended December 21, 2011 and December 22, 2010 are disaggregated in the table that follows.

	2011	2010
Operating Business:
Restaurant Operations:
Steak n Shake	$8,959	$6,589
Western	241	257
Total Restaurant Operations	9,200	6,846

Investment Management:
Biglari Capital Corp. (Incentive Fee)	22	1,535
Management fees	—	68
Consolidated affiliated partnerships	276	(81)
Total Investment Management Operations	298	1,522

Corporate and Other:
Corporate and other	(1,782)	(818)
Investment and derivative gains/losses	2,229	1,923
Total Corporate and Other	447	1,105

Reconciliation of segments to consolidated amount:
Eliminations	—	340
Interest expense, excluding interest allocated to operating businesses	(1,150)	(350)
	$8,795	$9,463

Twelve Weeks Ended December 21, 2011
We recorded net earnings of $8,795 for the first quarter of fiscal year 2012, as compared with net earnings of $9,463 in the first quarter of fiscal year 2011.

As of December 21, 2011 the total number of company-operated and franchised restaurants was 583 as follows:

	Company-operated	Franchised	Total
Steak n Shake	413	78	491
Western	5	87	92
Total	418	165	583

During the first quarter of fiscal year 2012, two Western Sizzlin franchised units were closed and two Steak n Shake franchised units were opened.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our financial statements will likely increase or decrease in the future as additional information becomes available. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2011.

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the condensed consolidated Statements of Earnings for the twelve weeks ended December 21, 2011 and December 22, 2010:

	2011	2010
Net revenues
Restaurant Operations:
Net sales	97.1%	96.4%
Franchise fees	1.3	1.3
Other revenue	0.3	0.3
Total	98.7	98.0
Investment Management Operations:
Management fee income	0.0	0.1
Consolidated Affiliated Partnerships:
Investment gains/losses	1.3	1.7
Other income	0.0	0.2
Total	1.3	2.0
Total net revenues	100.0	100.0

Costs and expenses
Cost of sales (1)	28.1	27.0
Restaurant operating costs (1)	45.8	47.5
General and administrative	8.0	6.9
Depreciation and amortization	3.8	4.2
Marketing	5.3	5.6
Rent	2.4	2.5
Pre-opening costs	0.1	0.0
Asset impairments and provision for restaurant closings	0.0	0.2
Loss on disposal of assets	0.1	0.1
Other operating (income) expense	(0.3)	0.5

Other income (expense)
Interest, dividend and other investment income	0.4	0.0
Interest on obligations under leases	(1.4)	(1.5)
Interest expense	(1.1)	(0.4)
Realized investment gains/losses	2.2	1.8
Derivative and short sale gains/losses	0.0	0.1
Total other income (expense)	0.0	0.0

Earnings before income taxes	8.9	8.3

Income taxes	2.9	2.7

Net earnings	6.0	5.5
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(0.7)	(1.1)
Incentive fee	0.0	1.6
Total earnings/loss attributable to redeemable noncontrolling interests	(0.7)	0.4
Net earnings attributable to Biglari Holdings Inc.	5.3%	6.0%

(1) Cost of sales and Restaurant operating costs are expressed as a percentage of Net sales.

(Amounts in $000s)
Comparison of Twelve Weeks Ended December 21, 2011 to Twelve Weeks Ended December 22, 2010

Net Earnings
We recorded net earnings of $8,795, or $6.58 per diluted share, for the current quarter, as compared with net earnings of $9,463, or $7.08 per diluted share, for the first quarter of fiscal year 2011.

Net Sales
In the first quarter of fiscal year 2012, net sales increased 5.5% from $153,059 to $161,516 primarily because of the performance of our Restaurant Operations, mainly through the increase in Steak n Shake’s same-store sales. Steak n Shake’s same-store sales increased 5.5% during the first quarter of fiscal year 2012. The increase in same-store sales resulted from an increment in guest traffic of 5.7%, partially offset by lower average selling prices.

Franchise fees increased 4.8% during the first quarter of fiscal year 2012. The number of franchised units remained consistent at 165 on December 21, 2011 as compared to December 22, 2010. The increase in franchise fees is in part attributable to the inclusion of the franchised units for the full twelve week period ended December 21, 2011 compared to only part of the first quarter of fiscal year 2011. Furthermore, franchise sales were higher in the first quarter of fiscal year 2012 as compared with the first quarter of fiscal year 2011.

Cost and Expenses
Cost of sales was $45,424 or 28.1% of net sales, compared with $41,280 or 27.0% of net sales in the first quarter of fiscal year 2011. This increase in percentage of net sales was created primarily by inflationary pressures on commodities.

Restaurant operating costs were $73,963 or 45.8% of net sales compared to $72,689 or 47.5% of net sales in the first quarter of fiscal year 2011. The decrease as a percentage of net sales resulted from the implementation of several operating initiatives, which have induced higher productivity and labor efficiency.

General and administrative expenses increased from $11,014 or 6.9% of total net revenues in the first quarter of fiscal year 2011 to $13,258 or 8.0% of total net revenues because of our efforts to franchise the Steak n Shake concept, the accrual of the incentive compensation costs, and the inclusion of expenses related to the Cracker Barrel proxy contest.

Depreciation and amortization expense was $6,301 or 3.8% of total net revenues, versus $6,609 or 4.2% of total net revenues in the first quarter of fiscal year 2011.

Marketing expense was $8,887 or 5.3% of total net revenues, versus $8,951 or 5.6% of total net revenues in the first quarter of fiscal year 2011.

Rent expense decreased from 2.5% to 2.4% as a percentage of total net revenues compared to the prior fiscal year quarter.

Pre-opening costs increased to $101 as compared to $42 in the first quarter of fiscal year 2011.

Asset impairments and provision for restaurant closings for the current quarter was $0, versus $283 or 0.2% of total net revenues in the first quarter of fiscal year 2011.

Loss on disposal of assets was $216 or 0.1% of total net revenues as compared to $104 or 0.1% of total net revenues in the first quarter of fiscal year 2011.

Other operating income was $519 compared to other operating expenses of $822 for the first quarter of fiscal year 2011. The $822 of expenses for the first quarter of fiscal year 2011 included expenses related to the change in value of a purchase obligation which was relieved upon the sale of Mustang Capital Management, L.L.C and Mustang Capital Advisors, L.P. in the third quarter of fiscal year 2011.

Interest expense on obligations under leases was $2,325 or 1.4% of total net revenues, versus $2,449 or 1.5% of total net revenues in the first quarter of fiscal year 2011.

Interest expense increased from $565 for the first quarter of fiscal year 2011 to $1,855 for the current fiscal quarter.  The increase is primarily related to the interest on the Steak n Shake’s credit facility.  The outstanding borrowings at December 21, 2011 were $125,000 compared to $14,250 at December 22, 2010.  Additionally, the interest rate increased from 2.5% at December 22, 2010 to 5.5% at December 21, 2011.

Our effective income tax rate for the twelve weeks ended December 21, 2011 was 32.3%, which is relatively consistent with our effective income tax rate of 33.1% in the same period in the prior year.

Biglari Holdings Investment Gains
We recorded net realized investment gains of $3,595 for the current quarter related to dispositions of marketable equity securities. We recorded $2,878 of net realized gains on investments and $175 of investment gains related to the change in fair value of derivatives and dispositions during the first quarter of fiscal year 2011. These investments are held directly by us and not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains
We recorded a net realized gain of $1,426 for the current fiscal quarter related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized net investment gain of $698 for a total of $2,124.  We also received an incentive fee of $36. These amounts were offset by $1,234 related to earnings attributable to redeemable noncontrolling interests.

Consolidated Affiliated Partnerships
Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments. In our condensed consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. As of December 21, 2011 and September 28, 2011, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost).

In fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these purchases of the Lion Fund totaled $46,663 as of the end of the fiscal 2012 first quarter. These investments in the Lion Fund do not appear explicitly in the Company’s condensed consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements. Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which is classified on the Company’s condensed consolidated Balance Sheet as a reduction to Shareholders’ equity. Biglari Holdings’ pro-rata ownership of its Company common stock through the Lion Fund was 98,776 shares of stock (with a fair value of $36,373) based on Biglari Holdings’ ownership interest in the Lion Fund as of the end of the fiscal 2012 first quarter.

Liquidity and Capital Resources
We generated $6,449 in cash flows from operations during the current year-to-date period as compared to $27,023 during the same period of fiscal year 2011. The decrease is primarily due to the investment activities of the consolidated affiliated partnerships. Net purchases and sales activities of the consolidated affiliated partnerships decreased to $6,154 from $14,450 during the first quarter of fiscal year 2011. Additionally, due to/from broker and cash equivalents held by consolidated affiliated partnerships decreased by $7,031 during the first quarter of fiscal year 2012 as compared to the first quarter of fiscal year 2011.

Net cash provided by investing activities during the current year-to-date period was $9,925 compared to net cash provided by investing activities of $25,848 during the first quarter of fiscal year 2011. The decrease resulted primarily from the net purchases and sales activities of the Company.

Net cash provided by financing activities during the current year-to-date period was $60 compared to net cash used in financing activities of $21,008 during the first quarter of fiscal year 2011.  Net cash used in financing activities during the first quarter of fiscal year 2011 resulted primarily from the consolidated affiliated partnerships’ distributions to noncontrolling interests.

Our balance sheet continues to maintain significant liquidity. We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility
Steak n Shake’s Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.

Steak n Shake was in compliance with all covenants under the Credit Facility as of December 21, 2011.

The carrying amounts for debt reported in the condensed consolidated Balance Sheet do not differ materially from their fair market values at December 21, 2011.

New Accounting Standards
See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

At December 21, 2011 interest on the Term Loan was based on a base rate or Eurodollar rate plus an applicable margin of 3.5% and 4.5%, respectively. Interest on the Revolver was based on a base rate or Eurodollar rate plus an applicable margin ranging from 2.0% to 2.5% and 3.0% to 3.5%, respectively, based on Steak n Shake’s total leverage ratio. At December 21, 2011, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $775 on our annual net earnings. In February 2011, in connection with the issuance of the term loan under Steak n Shake’s previous credit facility, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixed the interest rate on the term loan at 3.25% through its maturity. The fair value of the interest rate swap was a loss of $352 at December 21, 2011.

We do not have exposure to foreign currency exchange rate fluctuations, as we do not transact business in international markets and are not a party to any material non-U.S. dollar denominated contracts.

Item 4.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)), our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 21, 2011.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 21, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 28, 2011.

Item 6.	Exhibits

Exhibit Number	Description

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.01	Section 1350 Certifications

101
The following financial information from Biglari Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 21, 2011, formatted in XBRL (Extensible Business Reporting Language), includes: (i) the Condensed Consolidated Balance Sheets as of December 21, 2011 and September 28, 2011, (ii) the Condensed Consolidated Statements of Earnings for the Twelve Weeks Ended December 21, 2011 and December 22, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the Twelve Weeks Ended December 21, 2011 and December 22, 2010, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Twelve Weeks Ended December 21, 2011 and December 22, 2010, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2012

Biglari Holdings inc.

	By:	/s/ Duane E. Geiger
Duane E. Geiger
Interim Chief Financial Officer