Form 10-Q
period 2012-04-11
BIGLARI HOLDINGS INC.
filed 2012-05-18
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 11, 2012

or

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

As of May 16, 2012 1,433,513 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

BIGLARI HOLDINGS INC.

Index

Part I Financial Information

Item 1. Financial Statements
BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (amounts in $000s, except share and per share data)

	April 11, 2012	September 28, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,042	$98,987
Investments	217,743	115,321
Receivables, net of allowance of $742 and $559, respectively	8,131	4,133
Inventories	6,423	5,886
Deferred income taxes	—	6,150
Assets held for sale	6,203	6,870
Other current assets	6,393	3,237
Total current assets	281,935	240,584
Property and equipment, net	362,079	371,736
Goodwill	27,529	27,529
Other intangible assets, net	6,587	6,950
Other assets	9,615	7,278
Investments held by consolidated affiliated partnerships	23,603	18,783
Total assets	$711,348	$672,860
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$33,921	$29,236
Due to broker	3,852	7,272
Accrued expenses	44,888	46,948
Revolving credit	15,000	15,000
Deferred income taxes	4,029	—
Current portion of obligations under leases	5,560	5,272
Current portion of long-term debt	11,180	11,141
Total current liabilities	118,430	114,869
Deferred income taxes	10,086	6,664
Obligations under leases	112,769	116,066
Long-term debt	95,793	101,417
Other long-term liabilities	9,754	8,914
Total liabilities	346,832	347,930
Commitments and contingencies
Redeemable noncontrolling interests of consolidated affiliated partnerships	54,822	45,252
Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,511,174 shares issued, 1,227,558 and 1,227,276 shares outstanding (net of treasury stock), respectively	756	756
Additional paid-in capital	138,735	144,569
Retained earnings	243,713	230,390
Accumulated other comprehensive income (loss)	17,057	(5,468)
Treasury stock – at cost: 283,616 and 283,898 shares (includes 205,743 shares held by consolidated affiliated partnerships) at April 11, 2012 and September 28, 2011, respectively	(90,567)	(90,569)
Biglari Holdings Inc. shareholders’ equity	309,694	279,678
Total liabilities and shareholders’ equity	$711,348	$672,860

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Sixteen and Twenty-Eight Weeks Ended April 11, 2012 and April 13, 2011)
(amounts in $000s, except share and per share data)

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net revenues
Restaurant Operations:
Net sales	$218,358	$207,896	$379,874	$360,955
Franchise fees	2,603	2,305	4,747	4,350
Other revenue	790	711	1,320	1,222
Total	221,751	210,912	385,941	366,527
Investment Management Operations:
Management fee income	—	114	—	224
Consolidated Affiliated Partnerships:
Investment gains/losses	1,842	259	3,966	2,946
Other income/loss	91	(8)	167	302
Total	1,933	365	4,133	3,472
Total net revenues	223,684	211,277	390,074	369,999

Costs and expenses
Cost of sales	63,272	57,543	108,696	98,823
Restaurant operating costs	102,807	102,640	176,770	175,329
General and administrative	19,854	14,595	33,112	25,609
Depreciation and amortization	8,098	8,683	14,399	15,292
Marketing	11,390	10,780	20,277	19,731
Rent	5,445	5,124	9,492	9,020
Pre-opening costs	322	34	423	76
Asset impairments and provision for restaurant closings	320	(270)	320	13
Loss on disposal of assets	153	153	369	257
Other operating (income) expense	(125)	(57)	(644)	765
Total costs and expenses, net	211,536	199,225	363,214	344,915

Other income (expense)
Interest, dividend and other investment income	776	118	1,402	153
Interest on obligations under leases	(3,102)	(3,261)	(5,427)	(5,710)
Interest expense	(2,533)	(867)	(4,388)	(1,432)
Realized investment gains/losses	378	366	3,973	3,244
Derivative and short sale gains/losses	—	32	—	207
Total other income (expense)	(4,481)	(3,612)	(4,440)	(3,538)

Earnings before income taxes	7,667	8,440	22,420	21,546

Income taxes	2,136	2,687	6,896	7,028

Net earnings	5,531	5,753	15,524	14,518
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(1,003)	(108)	(2,237)	(1,920)
Incentive fee	—	—	36	2,510
Total earnings/loss attributable to redeemable noncontrolling interests	(1,003)	(108)	(2,201)	590
Net earnings attributable to Biglari Holdings Inc.	$4,528	$5,645	$13,323	$15,108

Earnings per share attributable to Biglari Holdings Inc.
Basic earnings per common and common equivalent share	$3.39	$4.25	$9.99	$11.38
Diluted earnings per common and common equivalent share	$3.39	$4.23	$9.97	$11.31

Weighted average shares and equivalents
Basic	1,333,848	1,327,685	1,333,685	1,327,480
Diluted	1,337,446	1,334,653	1,336,904	1,335,878

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Twenty-Eight Weeks Ended April 11, 2012 and April 13, 2011)
(amounts in $000s)

	Twenty-Eight Weeks Ended

	2012	2011
	(Unaudited)
Operating activities
Net earnings	$15,524	$14,518
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	14,399	15,292
Provision for deferred income taxes	(204)	1,314
Asset impairments and provision for restaurant closings	320	13
Stock-based compensation and other non-cash expenses	638	572
Loss on disposal of assets	369	257
Realized investment gains/losses	(3,973)	(3,244)
Derivative and short sale gains/losses	—	(207)
Changes in receivables and inventories	(4,749)	(5,161)
Changes in other assets	(6,156)	1,261
Changes in accounts payable and accrued expenses	2,475	2,679
Investment operations of consolidated affiliated partnerships:
Purchases of investments	(6,356)	(28,057)
Sales of investments	12,103	37,752
Realized investment gains, net	(1,585)	(2,567)
Unrealized gains on marketable securities held by consolidated affiliated partnerships	(2,381)	(379)
Changes in due to/from broker and cash equivalents held by consolidated affiliated partnerships	(6,598)	(1,858)
Net cash provided by operating activities	13,826	32,185
Investing activities
Additions of property and equipment	(4,702)	(7,556)
Proceeds from property and equipment disposals	1,595	1,988
Purchases of investments	(93,857)	(25,841)
Sales of investments	31,739	44,422
Changes in due to/from broker	(3,420)	(3,903)
Net cash (used in) provided by investing activities	(68,645)	9,110
Financing activities
Proceeds from revolving credit facility	—	144,325
Payments on revolving credit facility	—	(149,281)
Borrowings on long-term debt	—	20,000
Principal payments on long-term debt	(5,585)	(15,289)
Principal payments on direct financing lease obligations	(3,009)	(4,301)
Proceeds from exercise of stock options and employees stock purchase plan	3	477
Excess tax benefits from stock-based awards	383	—
Repurchase of employee shares for tax withholding	—	(494)
Financing activities of consolidated affiliated partnerships:
Contributions from noncontrolling interests	1,107	691
Distributions to noncontrolling interests	(25)	(15,772)
Net cash used in financing activities	(7,126)	(19,644)
(Decrease) increase in cash and cash equivalents	(61,945)	21,651
Cash and cash equivalents at beginning of period	98,987	47,563
Cash and cash equivalents at end of period	$37,042	$69,214

See accompanying Notes to Condensed Consolidated Financial Statements.

Index
BIGLARI HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Twenty-Eight Weeks Ended April 11, 2012 and April 13, 2011)
(amounts in $000s)

(Unaudited)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at September 28, 2011	$756	$144,569	$230,390	$(5,468)	$(90,569)	$279,678
Net earnings attributable to Biglari Holdings Inc.			13,323			13,323
Reclassification of investment appreciation in net earnings, net of $553 tax				(902)		(902)
Net change in unrealized gains and losses on investments, net of $14,358 tax				23,427		23,427
Total comprehensive income						35,848
Exercise of stock options and other stock compensation transactions		453			2	455
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(6,287)				(6,287)
Balance at April 11, 2012	$756	$138,735	$243,713	$17,057	$(90,567)	$309,694

Balance at September 29, 2010	$756	$143,521	$195,825	$(1,152)	$(89,955)	$248,995
Net earnings attributable to Biglari Holdings Inc.			15,108			15,108
Reclassification of investment appreciation in net earnings, net of $821 tax				1,285		1,285
Net change in unrealized gains and losses on investments, net of $379 tax				592		592
Total comprehensive income						16,985
Exercise of stock options and other stock compensation transactions		741			(537)	204
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(7,668)				(7,668)
Balance at April 13, 2011	$756	$136,594	$210,933	$725	$(90,492)	$258,516

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 11, 2012
(amounts in $000s, except share and per share data)

1. General

The accompanying unaudited condensed consolidated financial statements of Biglari Holdings Inc. (“we”, “us”, “our”, “Biglari Holdings”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the condensed consolidated Balance Sheet, the condensed consolidated Statements of Earnings, the condensed consolidated Statements of Cash Flows and the condensed consolidated Statements of Changes in Shareholders’ Equity have been included, and consist only of normal recurring adjustments. The condensed consolidated Statements of Earnings for the sixteen and twenty-eight weeks ended April 11, 2012 and April 13, 2011 are not necessarily indicative of the condensed consolidated Statements of Earnings for the entire fiscal years. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2011.

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

Basis of Presentation and Consolidation
As of April 11, 2012, the condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”), and (iii) investment related subsidiaries and limited partnerships (the “consolidated affiliated partnerships”). As a result of the Company’s acquisitions of Western and Biglari Capital during fiscal year 2010, the Company acquired financial interests in The Lion Fund, L.P. (the “Lion Fund”), Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P., investment limited partnerships (collectively referred to as consolidated affiliated partnerships), for which the Company has a substantive controlling interest. During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds distributed to the partners. During the third quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P.

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

Western’s and Biglari Capital’s March 31 quarter end for financial reporting purposes differs from the end of the Company’s fiscal quarter of April 11, 2012. There were no significant transactions in the intervening period.

2. New Accounting Standards

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011−12, Comprehensive Income (“ASU 2011−12”). The amendments in ASU 2011-12 superseded certain pending paragraphs in ASU 2011−05, Presentation of Comprehensive Income (“ASU 2011−05”) to effectively defer only those changes in ASU 2011−05 that related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of ASU 2011−12 will not impact the measurement of net earnings or other comprehensive income.

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

Index

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

3. Earnings Per Share

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

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	April 11,	April 13,	April 11,	April 13,
	2012	2011	2012	2011
Basic earnings per share:
Weighted average common shares	1,333,848	1,327,685	1,333,685	1,327,480
Diluted earnings per share:
Weighted average common shares	1,333,848	1,327,685	1,333,685	1,327,480
Dilutive effect of stock awards	3,598	6,968	3,219	8,398
Weighted average common and incremental shares	1,337,446	1,334,653	1,336,904	1,335,878
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock	705	—	705	1,030

Index

4. Investments

Investments consisted of the following:

	April 11, 2012	September 28, 2011
Cost	$ 190,231	$ 124,140
Gross unrealized gains	27,859	1,956
Gross unrealized losses	(347)	(10,775)
Fair value	$ 217,743	$ 115,321

Unrealized losses of marketable equity securities at April 11, 2012 relate to securities that have been in an unrealized loss position for less than 12 months. A majority of the gross unrealized losses at September 28, 2011 were due to one investment. Most of our investments at April 11, 2012 are concentrated in one security. We consider several factors in determining other-than-temporary impairment losses including the current and long-term business prospects of these issuers, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers.

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

Realized investment gains/losses were as follows:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	April 11,	April 13,	April 11,	April 13,
	2012	2011	2012	2011
Gross realized gains on sales	$378	$366	$4,357	$3,250
Gross realized losses on sales	$—	$—	$(384)	$(6)

5. Consolidated Affiliated Partnerships

Collectively, The Lion Fund L.P., Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. are referred to as consolidated affiliated partnerships of the Company. Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments. In our condensed consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. As of April 11, 2012 and September 28, 2011, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost).

Consolidated net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s equity securities which has been eliminated in consolidation.

In fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $51,000 as of the end of the fiscal 2012 second quarter. No amounts were invested in the year-to-date period in fiscal year 2012 or in fiscal year 2011. These investments in the Lion Fund do not appear explicitly in the Company’s condensed consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements. Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which as described above is classified on the Company’s condensed consolidated Balance Sheet as a reduction to Shareholders’ equity. Biglari Holdings’ pro-rata ownership of its Company common stock through the Lion Fund was 98,620 shares of stock (with a fair value of $39,729) based on Biglari Holdings’ ownership interest in the Lion Fund as of the end of the fiscal 2012 second quarter.

During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds distributed to the partners. The distribution of $15,660, including $1,421 of noncash distributions, is noted in the Distributions to noncontrolling interests line in the reconciliation below.

Index

During the third quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. As a result of the sale, the Company does not have involvement in the operations of Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. Although these entities meet the definition of “discontinued operations,” as defined in FASB ASC paragraph 205-20-45-1, Reporting Discontinued Operations (“ASC paragraph 205-20-45-1”), we have not separated the results of operations because the amounts are immaterial to our consolidated financial numbers. Net earnings after tax related to the entities were approximately $13 and $1,063 for the sixteen and twenty-eight weeks ended April 13, 2011, including $0 and $1,246, respectively, that were attributable to noncontrolling interests.

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships, other than holdings of the Company’s equity securities:

	April 11, 2012	September 28, 2011
Equity securities:
Cost	$14,811	$19,122
Fair value	$17,005	$18,783

Investments held by consolidated affiliated partnerships on the condensed consolidated Balance Sheet includes $6,598 and $0 of cash that is only available for use by the consolidated affiliated partnerships at April 11, 2012 and September 28, 2011, respectively.

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The net realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s equity securities, were as follows:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	April 11, 2012	April 13, 2011	April 11, 2012	April 13, 2011
Net unrealized gains/losses	$1,683	$154	$2,381	$379
Net realized gains/losses from sale	$159	$105	$1,585	$2,567

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners is presented as Redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the accompanying condensed consolidated Balance Sheet.  The maximum redemption amount of the redeemable noncontrolling interests as of April 11, 2012 is $54,822.

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships.

	Twenty-Eight Weeks Ended

	April 11, 2012	April 13, 2011
Carrying value at beginning of period	$45,252	$62,245
Contributions from noncontrolling interests	1,107	691
Distributions to noncontrolling interests	(25)	(17,193)
Incentive fee	(36)	(2,510)
Income / loss allocation	2,237	1,920
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value	6,287	7,668
Carrying value at end of period	$54,822	$52,821

The Company, through its ownership of Biglari Capital and Western Investments Inc., is entitled to an incentive fee to the extent investment performance of the consolidated affiliated partnerships exceeds specified hurdle rates. Any such fee is included in net earnings attributable to the Company in the period in which the fee is earned.

Biglari Capital, the general partner of the Lion Fund, earned a $36 incentive reallocation fee at December 31, 2011. At December 31, 2010, Biglari Capital earned a $5,199 incentive reallocation fee; however, $2,689 was eliminated, for that amount represents the Company’s fee as a limited partner, uncharged because the Company owns the general partner. The remaining $2,510 is an incentive fee that was charged and reallocated from outside limited partners of the Lion Fund. The incentive fee is assessed only once a year, on December 31, and no predictability of such earnings exists because the Lion Fund’s annual performance is unpredictable.

Index

Net earnings attributable to the Company only includes the Company’s share of earnings and losses related to our investments in the consolidated affiliated partnerships; all other earnings or losses from the consolidated affiliated partnerships are allocated to the redeemable noncontrolling interests.

6. Assets Held for Sale

Assets held for sale are composed of the following:

	April 11, 2012	September 28, 2011
Land and buildings	$5,740	$6,262
Improvements	463	608
Total assets held for sale	$6,203	$6,870

The April 11, 2012 balance included the following assets: one office building, three restaurants, and nine parcels of land. The Company expects to sell these properties by fiscal year end. For any of these properties that are not sold by then, we expect to classify them as other long term assets.

7. Other Current Assets

Other current assets primarily include prepaid rent, prepaid contractual obligations and current portion of capitalized loan acquisition costs.

8. Property and Equipment

Property and equipment is composed of the following:

	April 11, 2012	September 28, 2011
Land	$160,421	$161,339
Buildings	149,927	149,444
Land and leasehold improvements	155,091	153,731
Equipment	203,679	202,933
Construction in progress	2,567	1,850
	671,685	669,297
Less accumulated depreciation and amortization	(309,606)	(297,561)
Property and equipment, net	$362,079	$371,736

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

During the quarter ended September 28, 2011, we performed our annual assessment of the recoverability of our goodwill related to four reporting units related to our Steak n Shake operations. During the second quarter of fiscal year 2012, we performed our annual assessment of our recoverability of goodwill related to two reporting units related to our Western operations. The valuation methodology and underlying financial information included in our determination of fair value require significant judgments to be made by management. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Index

Other Intangibles
Other intangibles are composed of the following:

	April 11, 2012			September 28, 2011
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,181)	$299	$1,480	$(1,117)	$363
Franchise agreement	5,310	(1,062)	4,248	5,310	(797)	4,513
Other	810	(514)	296	810	(480)	330
Total	7,600	(2,757)	4,843	7,600	(2,394)	5,206
Intangible assets with indefinite lives	1,744	—	1,744	1,744	—	1,744
Total intangible assets	$9,344	$(2,757)	$6,587	$9,344	$(2,394)	$6,950

Intangible assets subject to amortization consist of franchise agreements acquired in connection with the acquisition of Western, a right to operate and favorable leases acquired in connection with prior acquisitions and are being amortized over their estimated weighted average useful lives ranging from eight to twelve years.

Amortization expense for the sixteen weeks ended April 11, 2012 and April 13, 2011 was $187 and $200, respectively. Amortization expense for the twenty-eight weeks ended April 11, 2012 and April 13, 2011 was $363 and $392, respectively. Total annual amortization expense for each of the next five years will approximate $650.

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

Steak n Shake was in compliance with all covenants under the Credit Facility as of April 11, 2012.

The carrying amounts for debt reported in the condensed consolidated Balance Sheet do not differ materially from their fair values at April 11, 2012.

12. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, and deferred compensation.

13. Income Taxes

Our effective income tax rate for the twenty-eight weeks ended April 11, 2012 was 30.8%, compared to our effective income tax rate of 32.6% in the same period in the prior year.  The decrease in the tax rate is attributable to dividends received from equity investments which are taxed at lower rates than the income derived from wholly owned businesses.

As of April 11, 2012 and September 28, 2011, we had approximately $1,913 and $1,750, respectively, of unrecognized tax benefits, which are included in Other long-term liabilities in the condensed consolidated Balance Sheet.

Index

14. Commitments and Contingencies

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

Cash equivalents: Cash equivalents primarily consist of money market funds. Money market funds that are carried at fair value, based on quoted market prices, are classified within Level 1 of the fair value hierarchy.  All other cash equivalents carried at fair value based on observable inputs for which a quoted market price is not available are classified within Level 2 of the fair value hierarchy. Consolidated affiliated partnerships did not hold cash equivalents at April 11, 2012 and September 28, 2011.

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

Investment held by consolidated affiliated partnership: Investments of $196 and $193 as of April 11, 2012 and September 28, 2011, respectively, have been classified within Level 3 of the fair value hierarchy and represent a private security.

Investment derivatives and interest rate swaps: Investment derivatives and interest rate swaps are marked to market each reporting period with fair value based on readily available market quotes, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at April 11, 2012 and September 28, 2011 represent the mark to market adjustment for Steak n Shake’s interest rate swap.

The fair values of financial assets and liabilities were as follows:

	April 11, 2012				September 28, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$—	$21,131	$—	$21,131	$—	$88,022	$—	$88,022
Equity securities:
Restaurant/Retail	211,721	—	—	211,721	89,971	—	—	89,971
Other	6,022	—	—	6,022	25,350	—	—	25,350
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	9,752	—	—	9,752	7,677	—	—	7,677
Other	7,057	—	—	7,057	10,913	—	—	10,913
Non-qualified deferred compensation plan investments	736	—	—	736	546	—	—	546
Investment held by consolidated affiliated partnership	—	—	196	196	—	—	193	193
Total assets at fair value	$235,288	$21,131	$196	$256,615	$134,457	$88,022	$193	$222,672

Liabilities
Interest rate swaps	$—	$368	$—	$368	$—	$439	$—	$439

Index

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Twenty-Eight Weeks Ended

	April 11,	April 13,
	2012	2011
Beginning of period balance	$193	$323
Gain included in earnings	3	13
End of period balance	$196	$336

For the year-to-date period in fiscal year 2012, the Company had no significant fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

16. Related Party Transactions

Mr. Biglari, along with his affiliates, and certain directors of the Company make investments in the Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations. However, Mr. Biglari does not pay an incentive allocation fee as a limited partner in the Lion Fund. As of April 11, 2012 and September 28, 2011, the total fair value of these investments was approximately $2,646 and $1,997, respectively.

17. Business Segment Reporting

Net revenue and earnings before income taxes and noncontrolling interests for the sixteen and twenty-eight weeks ended April 11, 2012 and April 13, 2011 were as follows:

	Net Revenue

	Sixteen Weeks		Twenty-Eight Weeks

	2012	2011	2012	2011
Operating Business:
Restaurant Operations:
Steak n Shake	$217,921	$207,142	$378,413	$359,038
Western	3,830	3,770	7,528	7,489
Total Restaurant Operations	221,751	210,912	385,941	366,527

Investment Management:
Management fees	—	114	—	224
Consolidated affiliated partnerships	1,933	251	4,133	3,248
Total Investment Management Operations	1,933	365	4,133	3,472
	$223,684	$211,277	$390,074	$369,999

Index

The earnings presentation was adjusted from the prior year to show interest expense, excluding interest allocated to operating businesses, as a reconciliation of segments to consolidated amounts in order to more accurately reflect the earnings before and after tax of the restaurant operations.

	Earnings before income taxes				Net earnings attributable to Biglari Holdings Inc.
	Sixteen Weeks		Twenty-Eight Weeks		Sixteen Weeks		Twenty-Eight Weeks
	2012	2011	2012	2011	2012	2011	2012	2011
Operating Business:
Restaurant Operations:
Steak n Shake	$13,070	$9,475	$26,719	$19,031	$8,738	$6,778	$17,697	$13,367
Western	463	454	854	877	287	281	528	538
Total Restaurant Operations	13,533	9,929	27,573	19,908	9,025	7,059	18,225	13,905

Investment Management:
Biglari Capital Corp. (Incentive Fee)	—	—	36	2,510	—	—	22	1,535
Management fees	—	114	—	224	—	71	—	139

Consolidated affiliated partnerships	1,476	50	3,574	1,841	191	2	467	(79)
Total Investment Management Operations	1,476	164	3,610	4,575	191	73	489	1,595

Corporate and Other:
Corporate and other	(5,187)	(1,184)	(8,312)	(2,446)	(3,351)	(737)	(5,133)	(1,555)
Investment and derivative gains/losses	378	398	3,973	3,451	234	251	2,463	2,174
Total Corporate and Other	(4,809)	(786)	(4,339)	1,005	(3,117)	(486)	(2,670)	619

Reconciliation of segments to consolidated amount:
Eliminations	—	—	(36)	(2,510)	—	(463)	—	(123)
Interest expense, excluding interest allocated to operating businesses	(2,533)	(867)	(4,388)	(1,432)	(1,571)	(538)	(2,721)	(888)
	$7,667	$8,440	$22,420	$21,546	$4,528	$5,645	$13,323	$15,108

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

Sixteen Weeks Ended April 11, 2012
We recorded net earnings attributable to Biglari Holdings Inc. of $4,528 for the second quarter of fiscal year 2012, as compared with net earnings attributable to Biglari Holdings Inc. of $5,645 in the second quarter of fiscal year 2011.

Twenty-Eight Weeks Ended April 11, 2012
We recorded net earnings attributable to Biglari Holdings Inc. of $13,323 for the current year-to-date period, as compared with net earnings attributable to Biglari Holdings Inc. of $15,108 in the same period of fiscal year 2011.

As of April 11, 2012 the total number of company-operated and franchised restaurants was 586 as follows:

	Company- operated	Franchised	Total
Steak n Shake	414	79	493
Western	5	88	93
Total	419	167	586

Steak n Shake opened one franchised and one company-operated unit in the second fiscal quarter of 2012. During the current year-to-date period, Steak n Shake opened three franchised units and one company-operated unit. During the second quarter of fiscal year 2012, two Western Sizzlin franchised units were closed and three new franchised units were opened. For the current year-to-date period, four Western Sizzlin franchised units were closed and three franchised units were opened.

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

Index
Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the condensed consolidated Statements of Earnings for the sixteen and twenty-eight weeks ended April 11, 2012 and April 13, 2011:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	2012	2011	2012	2011
Net revenues
Restaurant Operations:
Net sales	97.6%	98.4%	97.4%	97.6%
Franchise fees	1.2	1.1	1.2	1.2
Other revenue	0.4	0.3	0.3	0.3
Total	99.1	99.8	98.9	99.1
Investment Management Operations:
Management fee income	0.0	0.1	0.0	0.1
Consolidated Affiliated Partnerships:
Investment gains/losses	0.8	0.1	1.0	0.8
Other income/loss	0.0	(0.0)	0.0	0.1
Total	0.9	0.2	1.1	0.9
Total net revenues	100.0	100.0	100.0	100.0

Costs and expenses
Cost of sales (1)	29.0	27.7	28.6	27.4
Restaurant operating costs (1)	47.1	49.4	46.5	48.6
General and administrative	8.9	6.9	8.5	6.9
Depreciation and amortization	3.6	4.1	3.7	4.1
Marketing	5.1	5.1	5.2	5.3
Rent	2.4	2.4	2.4	2.4
Pre-opening costs	0.1	0.0	0.1	0.0
Asset impairments and provision for restaurant closings	0.1	(0.1)	0.1	0.0
Loss on disposal of assets	0.1	0.1	0.1	0.1
Other operating (income) expense	(0.1)	(0.0)	(0.2)	0.2

Other income (expense)
Interest, dividend and other investment income	0.3	0.1	0.4	0.0
Interest on obligations under leases	(1.4)	(1.5)	(1.4)	(1.5)
Interest expense	(1.1)	(0.4)	(1.1)	(0.4)
Realized investment gains/losses	0.2	0.2	1.0	0.9
Derivative and short sale gains/losses	0.0	0.0	0.0	0.1
Total other income (expense)	(2.0)	(1.7)	(1.1)	(1.0)

Earnings before income taxes	3.4	4.0	5.7	5.8

Income taxes	1.0	1.3	1.8	1.9

Net earnings	2.5	2.7	4.0	3.9
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(0.4)	(0.1)	(0.6)	(0.5)
Incentive fee	0.0	0.0	0.0	0.7
Total earnings/loss attributable to redeemable noncontrolling interests	(0.4)	(0.1)	(0.6)	0.2
Net earnings attributable to Biglari Holdings Inc.	2.0%	2.7%	3.4%	4.1%

(1)      Cost of sales and Restaurant operating costs are expressed as a percentage of Net sales.

Index

(Amounts in $000s)
Comparison of Sixteen Weeks Ended April 11, 2012 to Sixteen Weeks Ended April 13, 2011

Net Earnings Attributable to Biglari Holdings Inc.
We recorded net earnings attributable to Biglari Holdings Inc. of $4,528, or $3.39 per diluted share, for the current quarter, as compared with net earnings attributable to Biglari Holdings Inc. of $5,645, or $4.23 per diluted share, for the second quarter of fiscal year 2011.

Net Sales
In the second quarter of fiscal year 2012, net sales increased 5.0% from $207,896 to $218,358 primarily because of the performance of our Restaurant Operations, mainly through the increase in Steak n Shake’s same-store sales. Steak n Shake’s same-store sales increased 4.8% during the second quarter of fiscal year 2012. The increase in same-store sales resulted from an increment in customer traffic of 5.2%, partially offset by lower average selling prices.

Franchise fees increased 12.9% during the second quarter of fiscal year 2012. The number of franchised units was 167 on April 11, 2012 as compared to 165 on April 13, 2011. The increase in franchise fees is in part attributable to the openings of franchised units in the second quarter of fiscal year 2012 compared to the absence of openings in the second quarter of fiscal year 2011. Furthermore, franchisee sales were higher in the second quarter of fiscal year 2012 as compared with the second quarter of fiscal year 2011.

Cost and Expenses
Cost of sales was $63,272 or 29.0% of net sales, compared with $57,543 or 27.7% of net sales in the second quarter of fiscal year 2011. This increase in percentage of net sales was created primarily by inflationary pressures on commodities.

Restaurant operating costs were $102,807 or 47.1% of net sales compared to $102,640 or 49.4% of net sales in the second quarter of fiscal year 2011. Restaurant operating costs were higher because of by changes in the state unemployment tax rates as well as higher staffing in our stores. These increases in costs were offset by the implementation of several operating initiatives, which have induced higher productivity and labor efficiency.

General and administrative expenses increased from $14,595 or 6.9% of total net revenues in the second quarter of fiscal year 2011 to $19,854 or 8.9% of total net revenues because of our efforts to franchise the Steak n Shake concept, the accrual of the incentive compensation costs, and an increase in legal and professional services.

Depreciation and amortization expense was $8,098 or 3.6% of total net revenues versus $8,683 or 4.1% of total net revenues in the second quarter of fiscal year 2011.

Marketing expense was $11,390 or 5.1% of total net revenues versus $10,780 or 5.1% of total net revenues in the second quarter of fiscal year 2011.

Rent expense remained consistent at 2.4% as a percentage of total net revenues compared to the prior fiscal year quarter.

Pre-opening costs increased to $322 as compared to $34 in the second quarter of fiscal year 2011.

Asset impairments and provision for restaurant closings for the current quarter was $320 or 0.1% of total net revenues versus a credit of $270 or 0.1% of total net revenues in the second quarter of fiscal year 2011.

Loss on disposal of assets was $153 or 0.1% of total net revenues in the second quarters of both fiscal years 2012 and 2011.

Other operating income increased slightly to $125 compared to $57 for the second quarter of fiscal year 2011.

Interest expense on obligations under leases was $3,102 or 1.4% of total net revenues versus $3,261 or 1.5% of total net revenues in the second quarter of fiscal year 2011.

Interest expense increased from $867 for the second quarter of fiscal year 2011 to $2,533 for the current fiscal quarter.  The increase primarily pertained to the interest on Steak n Shake’s credit facility.  The outstanding borrowings at April 11, 2012 were $119,500, which included the revolver,  compared to $32,894 at April 13, 2011.  Additionally, the interest rate increased from 1.8% at April 13, 2011 to a blended rate of 5.4% at April 11, 2012.

Index

Our effective income tax rate for the sixteen weeks ending April 11, 2012 was 27.9%, compared with our effective income tax rate of 31.8% in the same period in the prior year.  The decrease in the tax rate is attributable to dividends received from equity investments which are taxed at lower rates than the income derived from wholly owned businesses.

Biglari Holdings Investment Gains
We recorded net realized investment gains of $378 for the current quarter related to dispositions of marketable equity securities. We recorded $366 of net realized gains on investments and $32 of investment gains related to the change in fair value of derivatives and dispositions during the second quarter of fiscal year 2011. These investments are held directly by us and not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains
We recorded a net realized gain of $159 for the current fiscal quarter related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized net investment gain of $1,683 for a total of $1,842. These amounts were offset by $1,003 connected to earnings attributable to redeemable noncontrolling interests.  During the second quarter of fiscal year 2011, we recorded a net realized gain of $105 related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized net investment gain of $154 for a total of $259. These amounts were offset by $108 related to earnings attributable to redeemable noncontrolling interests.

Comparison of Twenty-Eight Weeks Ended April 11, 2012 to Twenty-Eight Weeks Ended April 13, 2011

Net Earnings Attributable to Biglari Holdings Inc.
We recorded net earnings attributable to Biglari Holdings Inc. of $13,323, or $9.97 per diluted share, for the current year-to-date period, as compared with net earnings attributable to Biglari Holdings Inc. of $15,108, or $11.31 per diluted share, for the same period of fiscal year 2011.

Net Sales
In the current year-to-date period, net sales increased 5.2% from $360,955 to $379,874 primarily because of the performance of our Restaurant Operations, mainly through the increase in Steak n Shake’s same-store sales. Steak n Shake’s same-store sales increased 5.1% during the current year-to-date period. The increase in same-store sales resulted from an increment in customer traffic of 5.4%, partially offset by lower average selling prices.

Franchise fees increased 9.1% during the current year-to-date period primarily by means of higher franchisee sales . Restaurant Operations opened six franchised units and endured four franchise closures during the current year-to-date period while opening four franchise units during the prior year-to-date period.

Cost and Expenses
Cost of sales was $108,696 or 28.6% of net sales, compared with $98,823 or 27.4% of net sales in the same period of fiscal year 2011. This increase in percentage of net sales was created primarily by inflationary pressures on commodities.

Restaurant operating costs were $176,770 or 46.5% of net sales compared to $175,329 or 48.6% of net sales in the same period of fiscal year 2011. Restaurant operating costs were increased by changes in the state unemployment tax rates and higher staffing in our stores. These increases in costs were offset by the implementation of several operating initiatives, which have induced higher productivity and labor efficiency.

General and administrative expenses increased from $25,609 or 6.9% of total net revenues in the prior year-to-date period of fiscal year 2011 to $33,112 or 8.5% of total net revenues because of our efforts to franchise the Steak n Shake concept, the accrual of the incentive compensation costs, expenses related to a proxy contest, and an increase in legal and professional services.

Depreciation and amortization expense for the current year-to-date period was $14,399 or 3.7% of total net revenues versus $15,292 or 4.1% of total net revenues in the same period of fiscal year 2011.

Marketing expense for the current year-to-date period was $20,277 or 5.2% of total net revenues versus $19,731 or 5.3% of total net revenues in the same period of fiscal year 2011.

Rent expense for the current year-to-date period remained consistent at 2.4% as a percentage of total net revenues compared to the same period of fiscal year 2011.

Pre-opening costs for the current year-to-date period increased to $423 as compared to $76 in the same period of fiscal year 2011.

Index

Asset impairments and provision for restaurant closings for the current year-to-date period was $320 versus $13 in the same period of fiscal year 2011.

Loss on disposal of assets for the current year-to-date period was $369 or 0.1% of total net revenues as compared to $257 or 0.1% of total net revenues in the same period of fiscal year 2011.

Other operating income for the current year-to-date period was $644 compared to an expense of $765 for the same period of fiscal year 2011. The $765 of expenses for the prior year-to-date period included expenses related to the change in value of a purchase obligation which was relieved upon the sale of Mustang Capital Management, L.L.C and Mustang Capital Advisors, L.P. in the third quarter of fiscal year 2011.

Interest expense on obligations under leases for the current year-to-date period was $5,427 or 1.4% of total net revenues versus $5,710 or 1.5% of total net revenues in the same period of fiscal year 2011.

Interest expense increased from $1,432 for the prior year-to-date period of fiscal year 2011 to $4,388 for the current year-to-date period.  The increase primarily pertained to the interest on Steak n Shake’s credit facility.  The outstanding borrowings at April 11, 2012 were $119,500, which included the revolver,  compared to $32,894 at April 13, 2011.  Additionally, the interest rate increased from 1.8% at April 13, 2011 to a blended rate of 5.4% at April 11, 2012.

Our effective income tax rate for the twenty-eight weeks ended April 11, 2012 was 30.8%, compared with our effective income tax rate of 32.6% in the same period in the prior year. The decrease in tax rate is attributable to dividends received from equity investments which are taxed at lower rates than the income derived from wholly owned businesses.

Biglari Holdings Investment Gains
We recorded net realized investment gains of $3,973 for the current year-to-date period related to dispositions of marketable equity securities. We recorded $3,244 of net realized gains on investments and $207 of investment gains related to the change in fair value of derivatives and dispositions during the same period of fiscal year 2011. These investments are held directly by us and not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains
We recorded a net realized gain of $1,585 for the current year-to-date period related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized net investment gain of $2,381 for a total of $3,966. We also received an incentive fee of $36. These amounts were offset by $2,237 connected to earnings attributable to redeemable noncontrolling interests. During the same period of fiscal year 2011, we recorded a net realized gain of $2,567 related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized net investment gain of $379 for a total of $2,946. We also received an incentive fee of $2,510. These amounts were offset by $1,920 related to earnings attributable to redeemable noncontrolling interests.

Consolidated Affiliated Partnerships
Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments. In our condensed consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. As of April 11, 2012 and September 28, 2011, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost).

In fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these purchases of the Lion Fund totaled $51,000 as of the end of the fiscal 2012 second quarter. These investments in the Lion Fund do not appear explicitly in the Company’s condensed consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements. Further, the Lion Fund’s portfolio holds a significant interest in Biglari Holdings’ common stock, which is classified on the Company’s condensed consolidated Balance Sheet as a reduction to Shareholders’ equity. Biglari Holdings’ pro-rata ownership of its Company common stock through the Lion Fund was 98,620 shares of stock (with a fair value of $39,729) based on Biglari Holdings’ ownership interest in the Lion Fund as of the end of the fiscal 2012 second quarter.

Liquidity and Capital Resources
We generated $13,825 in cash flows from operations during the current year-to-date period as compared to $32,185 during the same period of fiscal year 2011. The decrease is partly resultant from the investment activities of the consolidated affiliated partnerships. Net purchases and sales activities of the consolidated affiliated partnerships decreased to $5,747 from $9,695 during the same period of fiscal year 2011. Additionally, due to/from broker and cash equivalents held by consolidated affiliated partnerships decreased by $4,740 during the current year-to-date period as compared to the same period of fiscal year 2011.  During the current year-to-date period working capital decreased by $8,430 primarily because of payments made for insurance collateral, an increase in prepaid assets, and the timing of tax payments.

Index

Net cash used in investing activities during the current year-to-date period was $68,645 compared to net cash provided by investing activities of $9,110 during the same period of fiscal year 2011. The change resulted primarily from the increased purchases of investments during the current year-to-date period of fiscal year 2012.

Net cash used in financing activities during the current year-to-date period was $7,125 compared to net cash used in financing activities of $19,644 during the same period of fiscal year 2011. Net cash used in financing activities during fiscal year 2011 resulted primarily from the consolidated affiliated partnerships’ distributions to noncontrolling interests.

Our balance sheet continues to maintain significant liquidity. We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility
Steak n Shake’s Credit Facility includes customary affirmative and negative covenants and events of default as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.

Steak n Shake was in compliance with all financial covenants under the Credit Facility as of April 11, 2012.

The carrying amounts for debt reported in the condensed consolidated Balance Sheet do not differ materially from their fair market values at April 11, 2012.

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

Index

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

Our investments are generally concentrated in common stocks. At April 11, 2012, most of our investments are in the common stock of one entity. A significant decline in the general stock market or in the price of major investments may produce a large decrease in our consolidated Shareholders’ equity and under certain circumstances may require the recognition of losses in the condensed consolidated Statement of Earnings. Decreases in values of equity investments can have a material adverse effect on our consolidated Shareholders’ equity.

At April 11, 2012 interest on the Term Loan was based on a base rate or Eurodollar rate plus an applicable margin of 3.5% and 4.5%, respectively. Interest on the Revolver was based on a base rate or Eurodollar rate plus an applicable margin ranging from 2.0% to 2.5% and 3.0% to 3.5%, respectively, based on Steak n Shake’s total leverage ratio. At April 11, 2012, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $740 on our annual net earnings. In February 2011, in connection with the issuance of the term loan under Steak n Shake’s previous credit facility, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixed the interest rate on the term loan at 3.25% through its maturity. The fair value of the interest rate swap was a loss of $368 at April 11, 2012.

We do not have exposure to foreign currency exchange rate fluctuations, as we do not transact business in international markets and are not a party to any material non-U.S. dollar denominated contracts.

Item 4.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of April 11, 2012.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 11, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 28, 2011.

Item 6.	Exhibits

Exhibit Number	Description

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Controller

32.01	Section 1350 Certifications

101
The following financial information from Biglari Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended April 11, 2012, formatted in XBRL (Extensible Business Reporting Language), includes: (i) the Condensed Consolidated Balance Sheets as of April 11, 2012 and September 28, 2011, (ii) the Condensed Consolidated Statements of Earnings for the Sixteen and Twenty-Eight Weeks Ended April 11, 2012 and April 13, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the Twenty-Eight Weeks Ended April 11, 2012 and April 13, 2011, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Twenty-Eight Weeks Ended April 11, 2012 and April 13, 2011, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2012

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller