Form 10-Q
period 2012-07-04
BIGLARI HOLDINGS INC.
filed 2012-08-10
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2012

or

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

As of August 8, 2012 1,433,552 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

Index

BIGLARI HOLDINGS INC.

Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	July 4, 2012	September 28, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,471	$98,987
Investments	245,691	115,321
Receivables, net of allowance of $928 and $559, respectively	7,489	4,133
Inventories	6,017	5,886
Deferred income taxes	—	6,150
Assets held for sale	5,743	6,870
Other current assets	6,111	3,237
Total current assets	317,522	240,584
Property and equipment, net	358,052	371,736
Goodwill	27,529	27,529
Other intangible assets, net	6,417	6,950
Other assets	9,173	7,278
Investments held by consolidated affiliated partnerships	24,092	18,783
Total assets	$742,785	$672,860
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$36,540	$29,236
Due to broker	259	7,272
Accrued expenses	52,430	46,948
Revolving credit	15,000	15,000
Deferred income taxes	12,956	—
Current portion of obligations under leases	5,657	5,272
Current portion of long-term debt	11,137	11,141
Total current liabilities	133,979	114,869
Deferred income taxes	9,709	6,664
Obligations under leases	111,325	116,066
Long-term debt	93,042	101,417
Other long-term liabilities	8,893	8,914
Total liabilities	356,948	347,930
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests of consolidated affiliated partnerships	53,651	45,252
Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,511,174 shares issued, 1,227,809 and 1,227,276 shares outstanding (net of treasury stock), respectively	756	756
Additional paid-in capital	140,761	144,569
Retained earnings	248,566	230,390
Accumulated other comprehensive income (loss)	32,649	(5,468)
Treasury stock – at cost: 283,365 and 283,898 shares (includes 205,743 shares held by consolidated affiliated partnerships) on July 4, 2012 and September 28, 2011, respectively	(90,546)	(90,569)
Biglari Holdings Inc. shareholders’ equity	332,186	279,678
Total liabilities and shareholders’ equity	$742,785	$672,860

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Twelve and Forty Weeks Ended July 4, 2012 and July 6, 2011)
(Unaudited)

(In thousands, except share and per share data)	Twelve Weeks Ended		Forty Weeks Ended
	2012	2011	2012	2011
Net revenues
Restaurant Operations:
Net sales	$172,128	$166,893	$552,002	$527,848
Franchise fees	2,475	2,065	7,222	6,415
Other revenue	583	606	1,903	1,828
Total	175,186	169,564	561,127	536,091
Investment Management Operations:
Management fee income	—	—	—	224
Consolidated Affiliated Partnerships:
Investment gains/losses	501	1,231	4,467	4,177
Other income	86	66	253	368
Total	587	1,297	4,720	4,769
Total net revenues	175,773	170,861	565,847	540,860

Costs and expenses
Cost of sales	49,812	48,144	158,508	146,967
Restaurant operating costs	81,326	78,317	258,096	253,646
General and administrative	15,006	12,082	48,118	37,691
Depreciation and amortization	6,031	6,563	20,430	21,855
Marketing	11,666	10,031	31,943	29,762
Rent	4,044	3,980	13,536	13,000
Pre-opening costs	7	—	430	76
Asset impairments and provision for restaurant closings	26	2	346	15
Loss on disposal of assets	115	232	484	489
Other operating income	(149)	(1,659)	(793)	(894)
Total costs and expenses, net	167,884	157,692	531,098	502,607

Other income (expenses)
Interest, dividend and other investment income	1,003	86	2,405	239
Interest on obligations under leases	(2,321)	(2,436)	(7,748)	(8,146)
Interest expense	(1,812)	(602)	(6,200)	(2,034)
Realized investment gains/losses	227	1,433	4,200	4,677
Derivative and short sale gains/losses	—	(499)	—	(292)
Total other income (expenses)	(2,903)	(2,018)	(7,343)	(5,556)

Earnings before income taxes	4,986	11,151	27,406	32,697

Income taxes	(17)	1,836	6,879	8,864

Consolidated net earnings	5,003	9,315	20,527	23,833
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(150)	(639)	(2,387)	(2,559)
Incentive fee	—	—	36	2,510
Total earnings attributable to redeemable noncontrolling interests	(150)	(639)	(2,351)	(49)
Net earnings attributable to Biglari Holdings Inc.	$4,853	$8,676	$18,176	$23,784

Earnings per share attributable to Biglari Holdings Inc.
Basic earnings per common and common equivalent share	$3.64	$6.52	$13.63	$17.90
Diluted earnings per common and common equivalent share	$3.63	$6.49	$13.59	$17.79

Weighted average shares and equivalents
Basic	1,334,339	1,331,434	1,333,880	1,328,666
Diluted	1,337,538	1,336,253	1,337,199	1,336,851

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Forty Weeks Ended July 4, 2012 and July 6, 2011)
(Unaudited)

(In thousands)	Forty Weeks Ended
	2012	2011
Cash flows from operating activities
Net earnings	$20,527	$23,833
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	20,430	21,855
Provision for deferred income taxes	(1,373)	1,305
Asset impairments and provision for restaurant closings	346	15
Stock-based compensation and other non-cash expenses	781	741
Loss on disposal of assets	484	489
Gain on sale of subsidiary	—	(1,559)
Realized investment gains/losses	(4,200)	(4,677)
Derivative and short sale gains/losses	—	292
Changes in operating assets and liabilities:
Increase in receivables and inventories	(3,540)	(3,669)
(Increase) decrease in other assets	(5,608)	878
Increase in accounts payable and accrued expenses	12,118	6,836
Investment operations of consolidated affiliated partnerships:
Purchases of investments	(14,477)	(47,548)
Sales of investments	14,537	50,092
Realized investment gains, net	(1,685)	(3,316)
Unrealized gains on marketable securities held by consolidated affiliated partnerships	(2,782)	(861)
Changes in due to/from broker and cash and cash equivalents held by consolidated affiliated partnerships	(902)	5,114
Net cash provided by operating activities	34,656	49,820
Cash flows from investing activities
Additions of property and equipment	(6,804)	(10,521)
Proceeds from property and equipment disposals	2,288	2,006
Proceeds from sale of subsidiary, net of cash on hand	—	196
Purchases of investments	(102,800)	(127,553)
Sales of investments	38,108	64,642
Changes in due to/from broker	(7,013)	5,487
Net cash used in investing activities	(76,221)	(65,743)
Cash flows from financing activities
Proceeds from revolving credit facility	—	179,045
Payments on revolving credit facility	—	(176,045)
Borrowings on long-term debt	—	20,000
Principal payments on long-term debt	(8,379)	(16,333)
Principal payments on direct financing lease obligations	(4,356)	(6,153)
Proceeds from exercise of stock options and employees stock purchase plan	29	543
Excess tax benefits from stock-based awards	383	—
Repurchase of employee shares for tax withholding	(8)	(541)
Financing activities of consolidated affiliated partnerships:
Contributions from noncontrolling interests	1,534	1,018
Distributions to noncontrolling interests	(154)	(15,853)
Net cash used in financing activities	(10,951)	(14,319)
Decrease in cash and cash equivalents	(52,516)	(30,242)
Cash and cash equivalents at beginning of period	98,987	47,563
Cash and cash equivalents at end of period	$46,471	$17,321

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Forty Weeks Ended July 4, 2012 and July 6, 2011)
(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance on September 28, 2011	$756	$144,569	$230,390	$(5,468)	$(90,569)	$279,678
Net earnings attributable to Biglari Holdings Inc.			18,176			18,176
Reclassification of investment appreciation in net earnings, net of $(553) tax				(902)		(902)
Net change in unrealized gains and losses on investments, net of $23,915 tax				39,019		39,019
Total comprehensive income						56,293
Exercise of stock options and other stock compensation transactions		860			23	883
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(4,668)				(4,668)
Balance on July 4, 2012	$756	$140,761	$248,566	$32,649	$(90,546)	$332,186

Balance on September 29, 2010	$756	$143,521	$195,825	$(1,152)	$(89,955)	$248,995
Net earnings attributable to Biglari Holdings Inc.			23,784			23,784
Reclassification of investment appreciation in net earnings, net of $789 tax				1,235		1,235
Net change in unrealized gains and losses on investments, net of $3,342 tax				5,226		5,226
Total comprehensive income						30,245
Exercise of stock options and other stock compensation transactions		851			(614)	237
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(4,271)				(4,271)
Balance on July 6, 2011	$756	$140,101	$219,609	$5,309	$(90,569)	$275,206

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 4, 2012
(In thousands, except share and per share data)

Note 1. General

The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. (“we”, “us”, “our”, “Biglari Holdings”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods  have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the entire fiscal years. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2011 and Quarterly Reports on Form 10-Q for the fiscal periods ended December 21, 2011 and April 11, 2012.

Biglari Holdings Inc. is a diversified holding company engaged in a number of diverse business activities.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. Our long-term objective is to maximize per-share intrinsic value of the Company. Our strategy is to reinvest cash generated from our operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

Basis of Presentation and Consolidation
As of July 4, 2012, the consolidated financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), and Biglari Capital Corp. (“Biglari Capital”), and (iii) investment related subsidiaries and limited partnerships (the “consolidated affiliated partnerships”). As a result of our acquisitions of Western and Biglari Capital during fiscal year 2010, we acquired financial interests in The Lion Fund, L.P. (the “Lion Fund”), Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P., investment limited partnerships (collectively referred to as consolidated affiliated partnerships), for which we have a substantive controlling interest. During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds distributed to the partners. During the third quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P.

We consolidate entities in which we have a wholly-owned or controlling interest in the general partner. The consolidated affiliated partnerships’ assets and liabilities are consolidated on our balance sheet even though outside limited partners have majority ownership in all of the investment partnerships. We do not guarantee any of the liabilities of our subsidiaries that are serving as general partners to these consolidated affiliated partnerships. All intercompany accounts and transactions have been eliminated in consolidation.

Western’s and Biglari Capital’s June 30 quarter end for financial reporting purposes differs from the end of the Company’s fiscal quarter of July 4, 2012. There were no significant transactions in the intervening period.

Note 2. New Accounting Standards

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012−02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  We do not expect the provisions of ASU 2012-02 to have a material effect on our financial position or results of operations.

In December 2011, the FASB ASU 2011−12, Comprehensive Income. The amendments in ASU 2011-12 superseded certain pending paragraphs in ASU 2011−05, Presentation of Comprehensive Income to effectively defer only those changes in ASU 2011−05 that related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements will become effective in the first quarter of fiscal 2013.  The adoption of ASU 2011−12 will not impact the measurement of net earnings or other comprehensive income.

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
JULY 4, 2012
(In thousands, except share and per share data)

Note 3. Earnings Per Share

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

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Twelve Weeks Ended		Forty Weeks Ended
	July 4,	July 6,	July 4,	July 6,
	2012	2011	2012	2011
Basic earnings per share:
Weighted average common shares	1,334,339	1,331,434	1,333,880	1,328,666
Diluted earnings per share:
Weighted average common shares	1,334,339	1,331,434	1,333,880	1,328,666
Dilutive effect of stock awards	3,199	4,819	3,319	8,185
Weighted average common and incremental shares	1,337,538	1,336,253	1,337,199	1,336,851
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock	705	963	705	963

Note 4. Investments

Investments consisted of the following:

	July 4, 2012	September 28, 2011
Cost	$193,032	$124,140
Gross unrealized gains	53,285	1,956
Gross unrealized losses	(626)	(10,775)
Fair value	$245,691	$115,321

On July 4, 2012, most of the Company’s investments (along with gross unrealized gains) were concentrated in one security. Unrealized losses on marketable equity securities on July 4, 2012 have been in an unrealized loss for less than 12 months. A majority of the gross unrealized losses on September 28, 2011 related only to one investment. We consider several factors in determining other-than-temporary impairment losses, including the current and long-term business prospects of the issuers, the length of time and relative magnitude of the price decline, and our ability and intent to hold the investment until the price recovers.

Investment gains/losses are recognized when investments are sold (as determined on a specific identification basis) or as otherwise required by U.S. GAAP. The timing of realized gains and losses from sales can have a material effect on periodic earnings. However, such realized gains or losses usually have little, if any, impact on total shareholders’ equity because the investments are carried at fair value with any unrealized gains/losses included as a component of accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheet.

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
JULY 4, 2012
(In thousands, except share and per share data)

Realized investment gains/losses were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	July 4,	July 6,	July 4,	July 6,
	2012	2011	2012	2011
Gross realized gains on sales	$227	$1,444	$4,584	$4,694
Gross realized losses on sales	$—	$(11)	$(384)	$(17)

Note 5. Consolidated Affiliated Partnerships

Collectively, The Lion Fund L.P., Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. are referred to as consolidated affiliated partnerships of the Company. Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments. Within our consolidated financial statements, we classify this common stock as treasury stock despite the shares being legally outstanding. As of July 4, 2012 and September 28, 2011, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost).

Consolidated net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s equity securities, which has been eliminated in consolidation.

In fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $49,650 as of the end of the fiscal 2012 third quarter. No amounts were invested in the year-to-date period in fiscal year 2012 or in fiscal year 2011. These investments in the Lion Fund do not appear explicitly in the our consolidated balance sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in our financial statements. Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which as described above is classified on our consolidated balance sheet as a reduction to shareholders’ equity. Biglari Holdings’ pro-rata ownership of its Company common stock through the Lion Fund was 98,339 shares of stock (with a fair value of $37,997) based on Biglari Holdings’ ownership interest in the Lion Fund as of the end of the fiscal 2012 third quarter.

During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds distributed to the partners. The distribution of $15,660, including $1,421 of noncash distributions, is noted in the distributions to noncontrolling interests line in the reconciliation below.

During the third quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. As a result of the sale, the Company does not have involvement in the operations of Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. Although these entities meet the definition of “discontinued operations,” as defined in FASB ASC paragraph 205-20-45-1, Reporting Discontinued Operations (“ASC paragraph 205-20-45-1”), we have not separated the results of operations because the amounts are immaterial to our consolidated financial numbers. Net earnings after tax related to the entities were approximately $1,544 and $2,606 for the twelve and forty weeks ended July 6, 2011, including $0 and $1,246, respectively, that were attributable to noncontrolling interests.

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships, other than holdings of the Company’s equity securities:

	July 4, 2012	September 28, 2011
Equity securities:
Cost	$20,596	$19,122
Fair value	$23,190	$18,783

Investments held by consolidated affiliated partnerships on the consolidated balance sheet include $902 and $0 of cash that is only available for use by the consolidated affiliated partnerships on July 4, 2012 and September 28, 2011, respectively.

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
JULY 4, 2012
(In thousands, except share and per share data)

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The net realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s equity securities, were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	July 4, 2012	July 6, 2011	July 4, 2012	July 6, 2011
Net unrealized gains	$401	$482	$2,782	$861
Net realized gains from sale	$100	$749	$1,685	$3,316

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners is presented as redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the consolidated balance sheet.  The maximum redemption amount of the redeemable noncontrolling interests as of July 4, 2012 was $53,651.

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships.

	Forty Weeks Ended
	July 4, 2012	July 6, 2011
Carrying value at beginning of period	$45,252	$62,245
Contributions from noncontrolling interests	1,534	1,018
Distributions to noncontrolling interests	(154)	(17,274)
Incentive fee	(36)	(2,510)
Income allocation	2,387	2,559
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value	4,668	4,271
Carrying value at end of period	$53,651	$50,309

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

Net earnings attributable to the Company only includes the Company’s share of earnings and losses related to its investments in the consolidated affiliated partnerships; all other earnings or losses from the consolidated affiliated partnerships are allocated to the redeemable noncontrolling interests.

Note 6. Assets Held for Sale

Assets held for sale are composed of the following:

	July 4, 2012	September 28, 2011
Land and buildings	$5,274	$6,262
Improvements	469	608
Total assets held for sale	$5,743	$6,870

The July 4, 2012 balance included the following assets: one office building, four restaurants, and seven parcels of land.  The Company expects to sell these properties within one year of their classification as assets held for sale. For any of these properties that are unsold within one year, we expect to reclassify them as other long-term assets.

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
JULY 4, 2012
(In thousands, except share and per share data)

Note 7. Other Current Assets

Other current assets primarily include prepaid rent, prepaid contractual obligations and current portion of capitalized loan acquisition costs.

Note 8. Property and Equipment

Property and equipment is composed of the following:

	July 4, 2012	September 28, 2011
Land	$160,286	$161,339
Buildings	149,779	149,444
Land and leasehold improvements	155,361	153,731
Equipment	203,963	202,933
Construction in progress	2,591	1,850
	671,980	669,297
Less accumulated depreciation and amortization	(313,928)	(297,561)
Property and equipment, net	$358,052	$371,736

Note 9. Goodwill and Other Intangibles

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

Other Intangibles
Other intangibles are composed of the following:

	July 4, 2012			September 28, 2011
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,208)	$272	$1,480	$(1,117)	$363
Franchise agreement	5,310	(1,195)	4,115	5,310	(797)	4,513
Other	810	(524)	286	810	(480)	330
Total	7,600	(2,927)	4,673	7,600	(2,394)	5,206
Intangible assets with indefinite lives	1,744	—	1,744	1,744	—	1,744
Total intangible assets	$9,344	$(2,927)	$6,417	$9,344	$(2,394)	$6,950

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
JULY 4, 2012
(In thousands, except share and per share data)

Intangible assets subject to amortization consist of franchise agreements acquired in connection with the acquisition of Western, a right to operate and favorable leases acquired in connection with prior acquisitions and are being amortized over their estimated weighted average useful lives ranging from eight to twelve years.

Amortization expense for the twelve weeks ended July 4, 2012 and July 6, 2011 was $169 and $186, respectively. Amortization expense for the forty weeks ended July 4, 2012 and July 6, 2011 was $533 and $567, respectively. Total annual amortization expense for each of the next five years will approximate $625.

Intangible assets with indefinite lives consist of a trade name acquired in connection with the acquisition of Western and reacquired franchise rights acquired in connection with previous acquisitions.

Note 10. Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, non-current portion of capitalized loan acquisition costs, and a note receivable.

Note 11. Borrowings

There were no material changes in our borrowings from September 28, 2011.

Steak n Shake’s Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.

Steak n Shake was in compliance with all covenants under the Credit Facility as of July 4, 2012.

Note 12. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, and deferred compensation.

Note 13. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates.  Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.

Our effective income tax rate for the forty weeks ended July 4, 2012 was 25.1%, compared to the effective income tax rate of 27.1% in the same period in the prior year.  The decrease in the tax rate is primarily attributable to dividends received from equity investments, which are taxed at lower rates than is the income derived from wholly owned businesses. Moreover, the reserves related to unrecognized tax benefits were released because of the expiration of statutes of limitations.

As of July 4, 2012 and September 28, 2011, we had approximately $865 and $1,750, respectively, of unrecognized tax benefits, which are included in other long-term liabilities in the consolidated balance sheet.

Note 14. Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in the consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
JULY 4, 2012
(In thousands, except share and per share data)

Note 15. Fair Value of Financial Assets and Liabilities

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

Cash equivalents: Cash equivalents primarily consist of money market funds. Money market funds that are carried at fair value, based on quoted market prices, are classified within Level 1 of the fair value hierarchy.  All other cash equivalents carried at fair value based on observable inputs for which a quoted market price is not available are classified within Level 2 of the fair value hierarchy. Consolidated affiliated partnerships did not hold cash equivalents on July 4, 2012 and September 28, 2011.

Equity securities: The Company’s investments in equity securities are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.

Non-qualified deferred compensation plan investments: The assets of the Company’s Non-Qualified Savings Plan are set up in a rabbi trust. They represent mutual funds that are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.

Investment held by consolidated affiliated partnership: Investments of $193 as of July 4, 2012 and September 28, 2011 have been classified within Level 3 of the fair value hierarchy and represent a private security.

Investment derivatives and interest rate swaps: Investment derivatives and interest rate swaps are marked to market each reporting period with fair value based on readily available market quotes, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps on July 4, 2012 and September 28, 2011 represent the mark to market adjustment for Steak n Shake’s interest rate swap.

The fair values of financial assets and liabilities were as follows:

	July 4, 2012				September 28, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$—	$14,570	$—	$14,570	$—	$88,022	$—	$88,022
Equity securities:
Restaurant/Retail	244,276	—	—	244,276	89,971	—	—	89,971
Other	1,415	—	—	1,415	25,350	—	—	25,350
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	10,435	—	—	10,435	7,677	—	—	7,677
Other	12,562	—	—	12,562	10,913	—	—	10,913
Non-qualified deferred compensation plan investments	811	—	—	811	546	—	—	546
Investment held by consolidated affiliated partnership	—	—	193	193	—	—	193	193
Total assets at fair value	$269,499	$14,570	$193	$284,262	$134,457	$88,022	$193	$222,672

Liabilities
Interest rate swaps	$—	$356	$—	$356	$—	$439	$—	$439

There were no changes in the valuation techniques used to measure fair values on a recurring basis.

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
JULY 4, 2012
(In thousands, except share and per share data)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Forty Weeks Ended
	July 4,	July 6,
	2012	2011
Beginning of period balance	$193	$323
Sale of assets	—	(124)
Loss included in earnings	—	(10)
End of period balance	$193	$189

For the year-to-date period in fiscal year 2012, we had no significant fair value adjustments applicable to items that are subject to non-recurring fair value measurement after the initial measurement date.

Note 16. Related Party Transactions

Mr. Biglari, along with his affiliates, and certain directors of the Company make investments in the Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations. However, Mr. Biglari does not pay an incentive allocation fee as a limited partner in the Lion Fund. As of July 4, 2012 and September 28, 2011, the total fair value of these investments was approximately $2,576 and $1,997, respectively.

Note 17. Business Segment Reporting

Net revenue, earnings before income taxes and noncontrolling interest, and net earnings attributable to Biglari Holdings Inc. for the twelve and forty weeks ended July 4, 2012 and July 6, 2011 were as follows:

	Net Revenue
	Twelve Weeks		Forty Weeks
	2012	2011	2012	2011
Operating Business:
Restaurant Operations:
Steak n Shake	$170,925	$165,228	$549,338	$524,266
Western	4,261	4,336	11,789	11,825
Total Restaurant Operations	175,186	169,564	561,127	536,091

Investment Management:
Management fees	—	—	—	224
Consolidated affiliated partnerships	587	1,297	4,720	4,545
Total Investment Management Operations	587	1,297	4,720	4,769
	$175,773	$170,861	$565,847	$540,860

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
JULY 4, 2012
(In thousands, except share and per share data)

	Earnings before income taxes and noncontrolling interest				Net earnings attributable to Biglari Holdings Inc.
	Twelve Weeks		Forty Weeks		Twelve Weeks		Forty Weeks
	2012	2011	2012	2011	2012	2011	2012	2011
Operating Business:
Restaurant Operations:
Steak n Shake	$9,018	$10,091	$35,737	$29,122	$6,961	$7,571	$24,658	$20,938
Western	682	828	1,536	1,705	437	506	965	1,044
Total Restaurant Operations	9,700	10,919	37,273	30,827	7,398	8,077	25,623	21,982

Investment Management:
Biglari Capital Corp. (incentive fee)	—	—	36	2,510	—	—	22	1,535
Management fees	—	—	—	224	—	—	—	139
Consolidated affiliated partnerships	325	2,702	3,899	4,543	108	1,889	624	1,810
Total Investment Management Operations	325	2,702	3,935	7,277	108	1,889	646	3,484

Corporate and Other:
Corporate and other	(3,454)	(2,802)	(11,766)	(5,248)	(1,671)	(1,824)	(6,853)	(3,379)
Investment and derivative gains/losses	227	934	4,200	4,385	141	589	2,604	2,763
Total Corporate and Other	(3,227)	(1,868)	(7,566)	(863)	(1,530)	(1,235)	(4,249)	(616)

Reconciliation of segments to consolidated amount:
Eliminations	—	—	(36)	(2,510)	—	318	—	195
Interest expense, excluding interest allocated to operating businesses	(1,812)	(602)	(6,200)	(2,034)	(1,123)	(373)	(3,844)	(1,261)
	$4,986	$11,151	$27,406	$32,697	$4,853	$8,676	$18,176	$23,784

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

(In thousands, except share and per share data)

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

In the following discussion, the term “same-store sales” refers to the sales of only those units open at least 18 months as of the beginning of the current period being discussed and which remained open through the end of the period.

Investment gains/losses in any given period will vary; therefore, for analytical purposes, management measures operating performance by analyzing earnings before realized and unrealized investment gains/losses.

Twelve Weeks Ended July 4, 2012
We recorded net earnings attributable to Biglari Holdings Inc. of $4,853 for the third quarter of 2012, as compared with net earnings attributable to Biglari Holdings Inc. of $8,676 in the third quarter of 2011.

Forty Weeks Ended July 4, 2012
We recorded net earnings attributable to Biglari Holdings Inc. of $18,176 for the current year-to-date period, as compared with net earnings attributable to Biglari Holdings Inc. of $23,784 in the same period of 2011.

As of July 4, 2012, the total number of company-operated and franchised restaurants was 588 as follows:

	Company-operated	Franchised	Total
Steak n Shake	414	82	496
Western	5	87	92
Total	419	169	588

In the third quarter of 2012, Steak n Shake opened four franchised units and closed one. During the current year-to-date period, Steak n Shake opened seven franchised units and one company-operated unit but closed one franchised unit. During the third quarter of 2012, one Western Sizzlin franchised unit was closed, and no franchised units were opened. For the current year-to-date period, five Western Sizzlin franchised units were closed and three franchised units were opened.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our financial statements will likely increase or decrease in the future as additional information becomes available. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended September 28, 2011.

Index

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the consolidated statements of earnings for the twelve and forty weeks ended July 4, 2012 and July 6, 2011.

	Twelve Weeks Ended		Forty Weeks Ended

	2012	2011	2012	2011
Net revenues
Restaurant Operations:
Net sales	97.9%	97.7%	97.6%	97.6%
Franchise fees	1.4	1.2	1.3	1.2
Other revenue	0.3	0.4	0.3	0.3
Total	99.7	99.2	99.2	99.1
Investment Management Operations:
Management fee income	—	—	—	0.0
Consolidated Affiliated Partnerships:
Investment gains/losses	0.3	0.7	0.8	0.8
Other income	0.0	0.0	0.0	0.1
Total	0.3	0.8	0.8	0.9
Total net revenues	100.0	100.0	100.0	100.0

Costs and expenses
Cost of sales (1)	28.9	28.8	28.7	27.8
Restaurant operating costs (1)	47.2	46.9	46.8	48.1
General and administrative	8.5	7.1	8.5	7.0
Depreciation and amortization	3.4	3.8	3.6	4.0
Marketing	6.6	5.9	5.6	5.5
Rent	2.3	2.3	2.4	2.4
Pre-opening costs	0.0	—	0.1	0.0
Asset impairments and provision for restaurant closings	0.0	0.0	0.1	0.0
Loss on disposal of assets	0.1	0.1	0.1	0.1
Other operating income	(0.1)	(1.0)	(0.1)	(0.2)

Other income (expenses)
Interest, dividend and other investment income	0.6	0.1	0.4	0.0
Interest on obligations under leases	(1.3)	(1.4)	(1.4)	(1.5)
Interest expense	(1.0)	(0.4)	(1.1)	(0.4)
Realized investment gains/losses	0.1	0.8	0.7	0.9
Derivative and short sale gains/losses	—	(0.3)	—	(0.1)
Total other income (expenses)	(1.7)	(1.2)	(1.3)	(1.0)

Earnings before income taxes	2.8	6.5	4.8	6.0

Income taxes	(0.0)	1.1	1.2	1.6

Consolidated net earnings	2.8	5.5	3.6	4.4
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(0.1)	(0.4)	(0.4)	(0.5)
Incentive fee	—	—	0.0	0.5
Total earnings attributable to redeemable noncontrolling interests	(0.1)	(0.4)	(0.4)	0.0
Net earnings attributable to Biglari Holdings Inc.	2.8%	5.1%	3.2%	4.4%

(1)Cost of sales and Restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended July 4, 2012 to Twelve Weeks Ended July 6, 2011

Net Earnings Attributable to Biglari Holdings Inc.
We recorded net earnings attributable to Biglari Holdings Inc. of $4,853, or $3.63 per diluted share, for the current quarter, as compared with net earnings attributable to Biglari Holdings Inc. of $8,676, or $6.49 per diluted share, for the third quarter of 2011.

Index

Net Sales
In the third quarter of 2012, net sales increased 3.1% from $166,893 to $172,128 primarily because of the performance of our Restaurant Operations, mainly through the increase in Steak n Shake’s same-store sales. Steak n Shake’s same-store sales increased 2.9% during the third quarter of 2012. The increase in same-store sales resulted from an increment in customer traffic of 2.2%.

Franchise fees increased 19.9% during the third quarter of 2012. The number of franchised units was 169 on July 4, 2012 as compared to 164 on July 6, 2011. The increase in franchise fees is primarily attributable to the openings of franchised units in the third quarter of 2012 compared to the absence of openings in the third quarter of 2011. Furthermore, franchisee sales were higher in the third quarter of 2012 as compared with the third quarter of 2011.

Costs and Expenses
Cost of sales was $49,812 or 28.9% of net sales, compared with $48,144 or 28.8% of net sales in the third quarter of 2011.  The  increase in expenses created primarily by inflationary pressures on commodities was offset by the benefit of certain cost-saving initiatives.

Restaurant operating costs were $81,326 or 47.2% of net sales compared to $78,317 or 46.9% of net sales in the third quarter of 2011.  Restaurant operating costs were higher because of changes in the state unemployment tax rates, higher staffing in our stores, and unfavorable development of prior-year cases in workers compensation and general liability.

General and administrative expenses increased from $12,082 or 7.1% of total net revenues in the third quarter of 2011 to $15,006 or 8.5% of total net revenues because of our significant efforts to franchise the Steak n Shake concept, higher incentive compensation costs, and an increase in legal and professional expenses.

Marketing expense was $11,666 or 6.6% of total net revenues versus $10,031 or 5.9% of total net revenues in the third quarter of 2011, principally attributable to an increase in marketing efforts and higher production costs associated with our television commercials.

Other operating income decreased to $149 compared to $1,659 for the third quarter of 2011.  The decrease primarily related to the change in value of a purchase obligation of $1,558 which was relieved upon the sale of Mustang Capital Management L.L.C. and Mustang Capital Advisors, L.P in the third quarter of 2011.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $1,003 mostly through accruing dividends pertinent to one investment versus $86 recorded in the third quarter of 2011.

Interest expense increased from $602 for the third quarter of 2011 to $1,812 for the current quarter.  The increase primarily pertained to the interest on Steak n Shake’s credit facility.  The outstanding debt on the Steak n Shake credit facility on July 4, 2012 was $116,750, which included the revolver. The interest rate on the Steak n Shake credit facility increased from 1.8% on July 6, 2011 to a blended rate of 5.3% on July 4, 2012.  The total outstanding debt for the Company on July 4, 2012 was $119,179 compared to $42,599 on July 6, 2011.

Income tax expense decreased from an expense of $1,836 in the third quarter of 2011 to a benefit of $17 for the current quarter.  The decrease in the tax expense is primarily attributable to dividends received from equity investments, which are taxed at lower rates than is the income derived from wholly owned businesses. Moreover, the reserves related to unrecognized tax benefits were released because of the expiration of statutes of limitations.

Biglari Holdings Investment Gains
We recorded net realized investment gains of $227 for the current quarter related to dispositions of marketable equity securities compared to $1,433 in the third quarter of 2011.  We also recorded $499 of investment losses related to the change in fair value of derivatives during the third quarter of 2011. We directly hold these investments, not our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains
In the third quarter of 2012, investment gains of consolidated affiliated partnerships decreased from $1,231 to $501.  We recorded a net realized gain of $100 for the current quarter related to dispositions of investments held by our consolidated affiliated partnerships, plus an unrealized net investment gain of $401 for a total of $501. These totals were offset by $150 connected to earnings attributable to redeemable noncontrolling interests.  During the third quarter of 2011, we recorded a net realized gain of $749 related to dispositions of investments held by our consolidated affiliated partnerships as well as an unrealized net investment gain of $482 for a total of $1,231. However, these amounts were offset by $639 related to earnings attributable to redeemable noncontrolling interests.

Index

Comparison of Forty Weeks Ended July 4, 2012 to Forty Weeks Ended July 6, 2011

Net Earnings Attributable to Biglari Holdings Inc.
We recorded net earnings attributable to Biglari Holdings Inc. of $18,176, or $13.59 per diluted share, for the current year-to-date period, as compared with net earnings attributable to Biglari Holdings Inc. of $23,784, or $17.79 per diluted share, for the same period of 2011.

Net Sales
Net sales increased 4.6% from $527,848 to $552,002 primarily because of the performance of our Restaurant Operations, through the growth in Steak n Shake’s same-store sales. Steak n Shake’s same-store sales increased 4.4%. The increase in same-store sales resulted from an increment in customer traffic of 4.4%.

Franchise fees increased 12.6%  largely because of higher franchisee sales. Restaurant Operations opened ten franchised units and closed six franchised ones during the 2012 year-to-date period. However, Restaurant Operations opened four franchised units during the prior year’s comparable period.

Costs and Expenses
Cost of sales was $158,508 or 28.7% of net sales, compared with $146,967 or 27.8% of net sales in the same period of 2011. This increase in percentage of net sales was created primarily by inflationary pressures on commodities.

Restaurant operating costs were $258,096 or 46.8% of net sales compared to $253,646 or 48.1% of net sales in the same period of 2011. Restaurant operating costs were increased by changes in the state unemployment tax rates, higher staffing in our stores, and unfavorable development of prior-year cases in workers compensation and general liability. These increases in costs were offset by the implementation of several operating initiatives, which have generated higher productivity and labor efficiency.

General and administrative expenses increased from $37,691 or 7.0% of total net revenues in the prior year-to-date period of 2011 to $48,118 or 8.5% of total net revenues because of our efforts to franchise the Steak n Shake concept, higher incentive compensation costs and an increase in legal and professional services.

Marketing expense for the current year-to-date period was $31,943 or 5.6% of total net revenues versus $29,762 or 5.5% of total net revenues in the same period of 2011, primarily attributable to an increase in marketing efforts and higher production costs associated with our television commercials.

Other operating income for the current year-to-date period was $793 compared to $894 for the same period of 2011. Other operating income for the prior year-to-date period included $1,558 related to the change in value of a purchase obligation which was relieved upon the sale of Mustang Capital Management, L.L.C and Mustang Capital Advisors, L.P. in the third quarter of 2011.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $2,405 mostly through accruing dividends pertinent to one investment versus $239 recorded in the same period of 2011.

Interest expense increased from $2,034 from the prior year-to-date period to $6,200 for the 2012 year-to-date period.  The increase primarily pertained to the interest on Steak n Shake’s credit facility.  The outstanding debt on the Steak n Shake credit facility on July 4, 2012 was $116,750, which included the revolving credit line.  The interest rate on the Steak n Shake credit facility increased from 1.8% on July 6, 2011 to a blended rate of 5.3% on July 4, 2012.   The total outstanding debt for the Company on July 4, 2012 was $119,179 compared to $42,599 on July 6, 2011.

Our effective income tax rate for the forty weeks ended July 4, 2012 was 25.1%, compared with our effective income tax rate of 27.1% in the same period in the prior year. The decrease in the tax rate is primarily attributable to dividends received from equity investments, which are taxed at lower rates than is the income derived from wholly owned businesses.

Index

Biglari Holdings Investment Gains
We recorded net realized investment gains of $4,200 for the current year-to-date period related to dispositions of marketable equity securities. We recorded $4,677 of net realized gains on investments and $292 of investment losses related to the change in fair value of derivatives and dispositions during the same period of 2011.  We directly hold these investments, not our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains
In the current year-to-date period, investment gains of consolidated affiliated partnerships increased 6.9% from $4,177 to $4,467.  We recorded a net realized gain of $1,685 for the current year-to-date period related to dispositions of investments held by our consolidated affiliated partnerships, plus an unrealized net investment gain of $2,782 for a total of $4,467. We also received an incentive fee of $36. These totals were offset by $2,387 connected to earnings attributable to redeemable noncontrolling interests. During the same period of 2011, we recorded a net realized gain of $3,316 related to dispositions of investments held by our consolidated affiliated partnerships as well as an unrealized net investment gain of $861 for a total of $4,177. We also received an incentive fee of $2,510. However, these amounts were offset by $2,559 related to earnings attributable to redeemable noncontrolling interests.

Consolidated Affiliated Partnerships
Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments. In our consolidated financial statements, we classify this common stock as treasury stock despite the shares being legally outstanding. As of July 4, 2012 and September 28, 2011, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost).

In fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $49,650 as of the end of the fiscal 2012 third quarter. These investments in the Lion Fund do not appear explicitly in our consolidated balance sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in our financial statements. Further, the Lion Fund’s portfolio holds a significant interest in Biglari Holdings’ common stock, which is classified on our consolidated balance sheet as a reduction to shareholders’ equity. Biglari Holdings’ pro-rata ownership of its Company common stock through the Lion Fund was 98,339 shares of stock (with a fair value of $37,997) based on Biglari Holdings’ ownership interest in the Lion Fund as of the end of the fiscal 2012 third quarter.

Liquidity and Capital Resources
We generated $34,656 in cash flows from operations during the current year-to-date period as compared to $49,820 during the same period of 2011. In part, the decrease  resulted from the investment activities of the consolidated affiliated partnerships, including a $6,016 decrease in the change in the due from broker and cash equivalents balance held by the consolidated affiliated partnerships.  Additionally, net purchases and sales activities of the consolidated affiliated partnerships reduced from $2,544 to $60 during the same period of 2011.

Net cash used in investing activities during the current year-to-date period was $76,221 compared to $65,743 during the same period of 2011. The decline primarily resulted from a $12,500 decrease in the change in the due from broker balance compared to the same period of 2011.  Additionally, reduced sales of investments partially offset a smaller decrease in purchases of investments during the current year-to-date period of 2012.

Net cash used in financing activities during the current year-to-date period was $10,951 compared to net cash used in financing activities of $14,319 during the same period of 2011.  Net cash used in financing activities during the current year primarily related to principal payments on Steak n Shake’s credit facility, which were issued during the fourth quarter of 2011.  Cash used for financing during 2011 primarily resulted from the consolidated affiliated partnerships’ distributions to noncontrolling interests.

Our balance sheet continues to maintain significant liquidity. We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, existing credit facilities and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility
Steak n Shake’s Credit Facility includes customary affirmative and negative covenants and events of default as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.

Steak n Shake was in compliance with all financial covenants under the Credit Facility as of July 4, 2012.

Index

New Accounting Standards
Refer to Note 2 in our Notes to Consolidated Financial Statements within Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investments are generally concentrated in common stocks. On July 4, 2012, most of our investments are in the common stock of one entity. A significant decline in the general stock market or in the price of major investments may produce a large decrease in our consolidated shareholders’ equity and under certain circumstances may require the recognition of losses in the consolidated statement of earnings. Decreases in values of equity investments can have a material adverse effect on our consolidated shareholders’ equity.

On July 4, 2012 interest on the term loan under Steak n Shake’s Credit Facility was based on a base rate or Eurodollar rate plus an applicable margin of 3.5% and 4.5%, respectively. Interest on the revolver under Steak n Shake’s Credit Facility was based on a base rate or Eurodollar rate plus an applicable margin ranging from 2.0% to 2.5% and 3.0% to 3.5%, respectively, based on Steak n Shake’s total leverage ratio. On July 4, 2012, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $724 on our annual net earnings. In February 2011, in connection with the issuance of the term loan under Steak n Shake’s previous credit facility, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixed the interest rate on the term loan at 3.25% through its maturity. The fair value of the interest rate swap was a loss of $356 on July 4, 2012.

We do not have exposure to foreign currency exchange rate fluctuations, as we do not transact business in international markets and are not a party to any material non-U.S. dollar denominated contracts.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of July 4, 2012.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 4, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the purchases made during the quarter ended July 4, 2012 by or on behalf of the Company or an affiliated purchaser of shares of our common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 12 through May 9	19	$408.71	—	—
May 10 through June 6	—	—	—	—
June 7 through July 4	—	—	—	—
Total	19	$408.71	—	—

The shares indicated consist of shares tendered by employees to the Company during the quarter ended July 4, 2012 to pay for the taxes on the exercise of non-qualified stock options.  The price paid for shares repurchased by the Company is based on the closing share price over the five day period prior to the transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial information from Biglari Holdings Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2012, formatted in XBRL (Extensible Business Reporting Language), includes: (i) the Consolidated Balance Sheets as of July 4, 2012 and September 28, 2011, (ii) the Consolidated Statements of Earnings for the Twelve and Forty Weeks Ended July 4, 2012 and July 6, 2011, (iii) the Consolidated Statements of Cash Flows for the Forty Weeks Ended July 4, 2012 and July 6, 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the Forty Weeks Ended July 4, 2012 and July 6, 2011, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

_________________
*	Furnished herewith.

**
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2012

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller

Index