Form 10-K
period 2012-09-26
BIGLARI HOLDINGS INC.
filed 2012-12-10
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 26, 2012

or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 11, 2012 was approximately $490,567,737 based on the closing stock price of $405.73 per share on that day.

As of December 3, 2012, 1,433,671 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.   Business

Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a diversified holding company engaged in a number of diverse business activities.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings, Biglari Capital Corp. (“Biglari Capital”), Steak n Shake Operations, Inc. (“Steak n Shake”), and Western Sizzlin Corporation (“Western”).  The Company’s long-term objective is to maximize per-share intrinsic value of the Company. The Company’s strategy is to reinvest cash generated from its operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

Biglari Holdings’ fiscal year ends on the last Wednesday in September. Accordingly, every five or six years, our fiscal year contains 53 weeks. Fiscal years 2012, 2011 and 2010 contained 52 weeks. The Company’s first, third, and fourth quarters contain 12 weeks and our second quarter contains 16 weeks (except in fiscal years when there are 53 weeks, in which case the fourth quarter contains 13 weeks). Western and Biglari Capital’s September 30 year end for financial reporting purposes differs from the end of the Company’s fiscal year, the last Wednesday in September.

Restaurant Operations

The Company’s Restaurant Operations’ activities are conducted through two restaurant concepts, Steak n Shake and Western Sizzlin. As of September 26, 2012, Steak n Shake operated 414 company-operated restaurants and 83 franchised units in 25 states and Western operated 5 company-operated restaurants and 87 franchised units in 17 states.

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

Geographic Concentration and Restaurant Locations
The following table lists the locations of the 589 Steak n Shake and Western Sizzlin restaurants, including 170 franchised units, as of September 26, 2012:

	Steak n Shake		Western Sizzlin

	Company- operated	Franchised	Company- operated	Franchised	Total
Alabama	2	4	—	6	12
Arkansas	—	2	—	16	18
California	—	—	—	2	2
Colorado	—	2	—	—	2
Florida	80	1	—	—	81
Georgia	23	9	—	8	40
Illinois	63	6	—	1	70
Indiana	68	2	—	—	70
Iowa	3	—	—	—	3
Kansas	—	4	—	1	5
Kentucky	14	2	—	—	16
Louisiana	—	1	—	3	4
Maryland	—	—	—	2	2
Michigan	19	—	—	—	19
Mississippi	—	1	—	11	12
Missouri	39	22	—	2	63
Nevada	—	1	—	—	1
New York	1	—	—	—	1
North Carolina	6	5	—	11	22
Ohio	63	—	—	1	64
Oklahoma	—	4	—	11	15
Pennsylvania	6	1	—	—	7
South Carolina	1	2	1	3	7
Tennessee	9	8	1	4	22
Texas	17	3	—	—	20
Virginia	—	2	3	4	9
West Virginia	—	1	—	1	2
Total	414	83	5	87	589

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

Biglari Capital, as General Partner of The Lion Fund, L.P. (the “Lion Fund”) is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 5% performance hurdle rate that the Lion Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation.

The Company and its affiliates may also earn income through their investments in the Lion Fund and Western Acquisitions, L.P. (collectively the “consolidated affiliated partnerships”). In these cases, the income consists of realized and unrealized gains and losses on investment activities along with interest, dividends and other income.

Employees
The Company employs approximately 22,000 persons.

Trademarks
Steak n Shake trademarks that are registered for restaurant services on the Principal Register of the U.S. Patent and Trademark Office include, among others: “Steak n Shake®”, “Steak’n Shake Famous For Steakburgers®”, “Famous For Steakburgers®”, “Takhomasak®”, “Original Steakburgers®”, “In Sight It Must Be Right®”, “Steak n Shake It’s a Meal®”, “The Original Steakburger®”, “Steak n Shake In Sight it Must be Right®”,  “Original Double Steakburger®”, “Steak n Shake Signature®”, “Signature Steakburger®”, “California Double Steakburger®”, and “Just No Equal®”.

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
Our success depends on the services of Sardar Biglari, Chairman and Chief Executive Officer. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer. Moreover, certain counterparties have requested and obtained a provision in their agreements with the right to terminate in the event Mr. Biglari ceases to be our Chairman and Chief Executive Officer. If for any reason the services of Mr. Biglari were to become unavailable, there could be a material adverse effect on our business.

Competition.
Each of our operating businesses faces intense competitive pressure within the markets in which they operate.  Competition may arise domestically as well as internationally. While we manage our businesses with the objective of achieving long-term sustainable growth by developing and strengthening competitive advantages, many factors, including market changes, may erode or prevent the strengthening of competitive advantages.  Accordingly, future operating results will depend to some degree on whether our operating units are successful in protecting or enhancing their competitive advantages.  If our operating businesses are unsuccessful in these efforts, our periodic operating results may decline from current levels in the future.

The restaurant business is one of the most competitive industries in the United States. As there are virtually no barriers to entry into the restaurant business, competitors may include national, regional and local establishments. There may be established competitors with financial and other resources that are greater than the Company’s Restaurant Operations capabilities. Restaurant businesses compete on the basis of price, menu, food quality, location, personnel and customer service. The restaurant business is often affected by changes in consumer tastes and by national, regional, and local economic conditions.  The performance of individual restaurants may be impacted by factors such as traffic patterns, demographic trends, severe weather conditions, and competing restaurants. Additional factors that may adversely affect the restaurant industry include, but are not limited to, food and wage inflation, safety, and food-borne illness.

Unfavorable economic societal and political conditions could hurt our operating businesses.
Our operating businesses are subject to normal economic cycles affecting the economy in general or the industries in which we operate.  To the extent that the recovery from the economic recession continues to be slow or the economy worsens for a prolonged period of time, one or more of our significant operations could be materially harmed.  In addition, we depend on having access to borrowed funds through the capital markets at reasonable rates.  To the extent that access to the credit is restricted or the cost of funding increases, our business could be adversely affected.

Historically, we have not derived any of our revenues or earnings from international markets.  As a result of our intended international expansion, we may become subject to increased risks from unstable political conditions and civil unrest.  Further, terrorism activities deriving from unstable conditions or acts intended to compromise the integrity or security of our computer networks and information systems could produce losses to our international operations, as well as our operations based in the United States.  Our business operations could be adversely affected directly through the loss of human resources or destruction of production facilities and information systems.

The restaurant industry has been affected by economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. The disruptions experienced in the overall economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, which could be harmful to our financial position and results of operations. As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations. In addition, macroeconomic disruptions could adversely impact the availability of financing for our franchisees’ expansions and operations.

Our cash flows and financial position could be negatively impacted if we are unable to comply with the restrictions and covenants in Steak n Shake’s debt agreements.
The Company’s subsidiaries currently maintain debt instruments, including the New Credit Facility. Covenants in the debt agreements impose operating and financial restrictions, including requiring operating subsidiaries to maintain certain financial ratios and thereby restricting, among other things, their ability to incur additional indebtedness and make distributions to the Company.  Their failure to comply with these covenants and restrictions could constitute an event of default that, if not cured or waived, could result, among other things, in the acceleration of their indebtedness, which could negatively impact our operations and business and may also significantly affect our ability to obtain additional or alternative financing.  In such event, our cash flows may not be sufficient to fully repay this indebtedness and we cannot assure you that we would be able to refinance or restructure this debt.  In addition, the restrictions contained in these debt instruments could adversely affect our ability to finance our operations, acquisitions or investments.

Steak n Shake’s ability to make payments on the New Credit Facility and to fund operations depends on its ability to generate cash, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Steak n Shake may not generate sufficient cash flow from operations to service this debt or to fund its other liquidity needs.

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
We are subject to various federal, state, and local laws and regulations affecting our business. Changes in existing laws, rules and regulations applicable to us, or increased enforcement by governmental authorities, may require us to incur additional costs and expenses necessary for compliance. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be accordingly harmed. Injury to our reputation would, in turn, likely reduce revenues and profits.

The development and construction of restaurants is subject to compliance with applicable zoning, land use, and environmental regulations. Difficulties in obtaining, or failure to obtain, the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

In recent years, there has been an increased legislative, regulatory, and consumer focus on nutrition and advertising practices in the food industry. As a result, Restaurant Operations may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food products, which could increase expenses. The operation of the Steak n Shake and Western franchise system is also subject to franchise laws and regulations enacted by a number of states, and to rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationship with franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales.  Further national, state and local government initiatives, such as mandatory health insurance coverage, “living wage” or other proposed increases in minimum wage rates could adversely affect our business.

Our investment activities may involve the purchase of securities on margin.
We may purchase securities on margin in connection with our investment activities, including through Western Acquisitions, L.P. and the Lion Fund.  If we do so, a significant decrease in the value of the securities that collateralize the margin line of credit could result in a margin call. If we do not have sufficient cash available from other sources in the event of a margin call, we may be required to sell those securities at a time when we prefer not to sell them, which could result in material losses.

We are subject to the risk of possibly becoming an investment company under the Investment Company Act of 1940.
Because we are a holding company and a significant portion of our assets may, from time to time, consist of investments in companies in which we own less than a 50% interest, we run the risk of inadvertently becoming an investment company, which would require us to register under the Investment Company Act. Registered investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies.

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
Our investments are generally concentrated in common stocks.  A significant decline in the major values of our larger investments may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share.  Under certain circumstances, significant declines in the fair values of these investments may require the recognition of losses in the statement of earnings.

We may not be able to adequately protect our intellectual property, which could decrease the value of our brand and products.
The success of our business depends on the continued ability to use the existing trademarks, service marks, and other components of our brand to increase brand awareness and further develop branded products. While we take steps to protect our intellectual property, our rights to our trademarks could be challenged by third parties or our use of these trademarks may result in liability for trademark infringement, trademark dilution, or unfair competition, adversely affecting our profitability.  We may also become subject to these risks in the international markets in which we plan to operate.

Litigation could have a material adverse effect on our financial position, cash flows and results of operations.
We are or may be from time to time a party to various legal actions, investigations and other proceedings brought by employees, consumers, suppliers, shareholders, government agencies or other third parties in connection with matters pertaining to our business, including related to our investment activities. The outcome of such matters is often difficult to assess or quantify and the cost to defend future proceedings may be significant.   Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any negative allegation regarding our Company, our business or our products could adversely affect our reputation. While we believe that the ultimate outcome of routine legal proceedings individually and in the aggregate will not have a material impact on our financial position, we cannot assure that an adverse outcome on, or reputational damage from, any of these matters would not, in fact, materially impact our business and results of operations for the period when these matters are completed or otherwise resolved.

Item 1B.         Unresolved Staff Comments

None.

Item 2.   Properties

Office and Warehouse Facilities

Use	Location	Own/Lease
Executive Office	San Antonio, TX	Lease
Executive Office	Indianapolis, IN	Lease
Executive Office	Roanoke, VA	Lease

Restaurant Properties

As of September 26, 2012, Restaurant Operations included 589 company-operated and franchised restaurants located in 27 states. Restaurant Operations owns the land and building for 153 restaurants. See “Geographic Concentration and Restaurant Locations” under Part I, Item 1 for additional detail.

Item 3.   Legal Proceedings

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Biglari Holdings’ common stock is listed for trading on the New York Stock Exchange (the “NYSE”), trading symbol:  BH. The following table sets forth the high and low sales prices per share, as reported on the NYSE List during the periods indicated:

	2012		2011
	High	Low	High	Low
First Quarter	$391.88	$286.77	$444.71	$325.82
Second Quarter	418.57	368.24	459.77	391.45
Third Quarter	413.61	365.25	437.24	368.45
Fourth Quarter	397.16	351.00	405.50	288.29

Shareholders
Biglari Holdings had approximately 10,400 beneficial shareholders, of which approximately 1,500 were record holders of its common stock at December 3, 2012.

Dividends
Biglari Holdings has not declared a cash dividend during the fiscal years ended September 26, 2012, September 28, 2011 and September 29, 2010.

Performance Graph
The following chart compares the subsequent value of $100 invested in Biglari Holdings’ common stock on September 30, 2007 with a similar investment in the Standard and Poor’s 500 Stock Index and Standard and Poor’s Restaurant Index.

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

The “Equity Compensation Plan Information” required by Item 201(d) of Regulation S-K will be contained in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed on or before January 24, 2013, and such information is incorporated herein by reference.

Item 6.   Selected Financial Data

Selected Financial Data for the Past Five Years
(dollars in thousands except per share data)	52 Weeks Ended			53 Weeks Ended	52 Weeks Ended

	Fiscal 2012(2)	Fiscal 2011(2)	Fiscal 2010 (2)	Fiscal 2009 (2)	Fiscal 2008 (2)
Revenue:
Total net revenues	$740,207	$709,200	$673,781	$628,736	$611,278

Earnings:
Net earnings (loss) attributable to Biglari Holdings Inc.	$21,593	$34,565	$28,094	$5,998	$(22,979)
Basic earnings (loss) per share attributable to Biglari Holdings Inc. (1)	$16.19	$25.99	$20.11	$4.21	$(16.27)
Diluted earnings (loss) per share attributable to Biglari Holdings Inc. (1)	$16.15	$25.86	$19.99	$4.20	$(16.27)

Year-end data:
Total assets	$773,787	$672,860	$563,839	$514,496	$520,136
Long-term debt:
Obligations under leases	110,353	116,066	124,247	130,076	134,809
Other long-term debt	120,250	101,417	17,781	48	15,783
Biglari Holdings Inc. shareholders’ equity	$349,125	$279,678	$248,995	$291,861	$283,579

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

(2)	Fiscal years 2012, 2011, 2010, 2009, and 2008 ended on September 26, 2012, September 28, 2011, September 29, 2010, September 30, 2009 and September 24, 2008, respectively.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands except per share data)

Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a diversified holding company engaged in a number of diverse business activities. The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings, Biglari Capital Corp. (“Biglari Capital”), Steak n Shake Operations, Inc. (“Steak n Shake”), and Western Sizzlin Corporation (“Western”). The Company’s long-term objective is to maximize per-share intrinsic value of the Company. The Company’s strategy is to reinvest cash generated from its operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

In the following discussion, the term “same-store sales” refers to the sales of only those units open at least 18 months as of the beginning of the current period being discussed and which remained open through the end of the period.

We have a 52/53 week fiscal year ending on the last Wednesday in September. Fiscal years 2012, 2011, and 2010, which ended on September 26, September 28, and September 29, respectively, all contained 52 weeks.

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

Net earnings attributable to Biglari Holdings for each of the past three years are disaggregated in the table that follows.

	2012	2011	2010
Operating Business:
Restaurant Operations:
Steak n Shake	$31,756	$29,367	$27,257
Western	1,354	1,610	646
Total Restaurant Operations	33,110	30,977	27,903

Investment Management:
Biglari Capital Corp. (Incentive Fee)	22	1,535	—
Management fees	—	139	144
Consolidated affiliated partnerships	1,321	1,815	215
Total Investment Management Operations	1,343	3,489	359

Corporate and Other:
Corporate and other	(9,196)	(3,099)	(1,510)
Investment and derivative gains/losses	2,604	4,941	2,495
Total Corporate and Other	(6,592)	1,842	985

Reconciliation of segments to consolidated amount:
Interest expense and loss on debt extinguishment, excluding interest allocated to operating businesses	(6,268)	(1,743)	(1,153)
	$21,593	$34,565	$28,094

Fiscal Year 2012
We recorded net earnings attributable to Biglari Holdings Inc. of $21,593 for the current year, as compared with net earnings attributable to Biglari Holdings Inc. of $34,565 in 2011. The decrease was primarily driven by increased general and administrative expenses related to our efforts to franchise the Steak n Shake concept, higher incentive compensation costs, and an increase in legal and professional services. Net earnings in 2012 also reflected a full year of interest expense associated with Steak n Shake’s former credit facility, which was entered into in September 2011.

As of September 26, 2012 the total number of company-operated and franchised restaurants was 589 as follows:

	Company-operated	Franchised	Total
Steak n Shake	414	83	497
Western	5	87	92
Total	419	170	589

During 2012, Restaurant Operations suffered no closings of underperforming company-operated restaurants or transfers to franchisees. Five Western Sizzlin franchised units were closed, and three franchised units were opened. Furthermore, during 2012, Steak n Shake opened one company-operated unit and eight franchised units, and closed one franchised unit.

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

Insurance Reserves
We currently self-insure a significant portion of expected losses under our workers’ compensation, general liability, directors’ and officers’ liability, and auto liability insurance programs. For certain programs, we purchase reinsurance for individual and aggregate claims that exceed predetermined limits. We record a liability for all unresolved claims and our estimates of incurred but not reported (“IBNR”) claims at the anticipated cost to us. The liability estimate is based on information received from insurance companies, combined with management’s judgments regarding frequency and severity of claims, claims development history, and settlement practices. Significant judgment is required to estimate IBNR claims as parties have yet to assert a claim, and therefore the degree to which injuries have been incurred and the related costs have not yet been determined. Additionally, estimates about future costs involve significant judgment regarding legislation, case jurisdictions, and other matters.

We self-insure our group health insurance risk. We record a liability for our group health insurance for all applied claims and our estimate of claims incurred but not yet reported. Our estimate is based on information received from our insurance company and claims processing practices.

Our reserves for self-insured liabilities at September 26, 2012 and September 28, 2011 were $7,971 and $7,511, respectively.

Income Taxes
We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Based on 2012 results, a change of one percentage point in the annual effective tax rate would have an impact of $312 on net earnings.

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

Goodwill and Other Intangible Assets
We are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The required analysis of potential impairment of goodwill requires a two-step approach. The first step is the estimation of fair value of each reporting unit. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. We use both market and income approaches to derive fair value. The valuation methodology and underlying financial information included in our determination of fair value require significant judgments to be made by management. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Leases
Restaurant Operations leases certain properties under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. We use a time period for straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the rent commencement date of the lease term is the earlier of the date when they become legally obligated for the rent payments or the date when they take access to the grounds for build out. Accounting for leases involves significant management judgment.

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the Consolidated Statements of Earnings for the periods indicated:

	2012	2011	2010
	(52 weeks)	(52 Weeks)	(52 Weeks)
Net revenues
Restaurant Operations:
Net sales	97.5%	97.9%	98.5%
Franchise royalties and fees	1.3	1.2	0.9
Other revenue	0.3	0.3	0.3
Total	99.1	99.5	99.7
Investment Management Operations:
Management fee income	—	0.0	0.0
Consolidated Affiliated Partnerships:
Investment gains/losses	0.8	0.4	0.3
Other income	0.0	0.1	0.0
Total	0.9	0.5	0.3
Total net revenues	100.0	100.0	100.0

Costs and expenses
Cost of sales (1)	28.7	27.7	27.1
Restaurant operating costs (1)	46.8	47.7	48.5
General and administrative	8.7	6.8	6.2
Depreciation and amortization	3.6	4.0	4.3
Marketing	5.7	5.4	5.2
Rent	2.4	2.4	2.5
Pre-opening costs	0.1	0.0	0.0
Asset impairments and provision for restaurant closings	0.1	0.1	0.1
Loss on disposal of assets	0.1	0.1	0.0
Other operating (income) expense	(0.1)	(0.2)	(0.1)

Other income (expenses)
Interest, dividend and other investment income	0.5	0.1	0.1
Interest on obligations under leases	(1.4)	(1.5)	(1.7)
Interest expense	(1.1)	(0.4)	(0.3)
Loss on debt extinguishment	(0.3)	—	—
Realized investment gains/losses	0.6	1.0	0.6
Derivative and short sale gains/losses	—	0.1	0.0
Total other income (expenses)	(1.6)	(0.7)	(1.3)

Earnings before income taxes	4.2	6.7	6.2

Income taxes	0.9	2.0	1.8

Consolidated net earnings	3.3	4.8	4.4
Earnings attributable to noncontrolling interest	—	—	0.0
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(0.4)	(0.3)	(0.2)
Incentive fee	0.0	0.4	—
Total earnings/loss attributable to redeemable noncontrolling interests	(0.4)	0.1	(0.2)
Net earnings attributable to Biglari Holdings Inc.	2.9%	4.9%	4.2%
____________________
(1)	Cost of sales and Restaurant operating costs are expressed as a percentage of Net sales.

Fiscal Year 2012 Compared with Fiscal Year 2011

Net Earnings Attributable to Biglari Holdings Inc.
We recorded net earnings attributable to Biglari Holdings Inc. of $21,593, or $16.15 per diluted share, for the current year, as compared with net earnings attributable to Biglari Holdings Inc. of $34,565, or $25.86 per diluted share, in 2011.

Net Revenues
In 2012, net sales increased 3.9% from $694,378 to $721,754, primarily due to the performance of our Restaurant Operations, principally the increase in Steak n Shake’s same-store sales. Steak n Shake’s same-store sales increased 3.8% during 2012. The increase in same-store sales resulted from an increase in customer traffic of 3.7%.

Franchise royalties and fees increased 12.0% during 2012. The number of franchised units increased from 165 at the end of 2011 to 170 at the end of 2012.

Cost and Expenses
Cost of sales in the current year was $207,234 or 28.7% of net sales, compared with $192,645 or 27.7% of net sales in 2011. This increase in percentage of net sales was created primarily by inflationary pressures on commodities.

Restaurant operating costs in the current year were $337,905 or 46.8% of net sales compared to $331,262 or 47.7% of net sales in 2011. Restaurant operating costs increased because of, inter alia, changes in the state unemployment tax rates and unfavorable development in workers’ compensation, health and general liability insurance claims, in terms of number of cases and their severity. These increases in costs were offset by the implementation of several operating initiatives, which have generated higher productivity and labor efficiency.

General and administrative expenses increased from $48,404 or 6.8% of total net revenues in 2011 to $64,286 or 8.7% of total net revenues in the current year because of an increase in legal and professional services, higher incentive compensation costs, and efforts to franchise the Steak n Shake concept. Moreover, investment related expenses (i.e., incentive compensation) appear on the income statement, but any corresponding unrealized capital gains run through the balance sheet as other comprehensive income.

Depreciation and amortization expense was $26,424 or 3.6% of total net revenues in the current year, versus $28,361 or 4.0% of total net revenues in 2011.

Marketing expense was $42,531 or 5.7% of total net revenues in the current year, versus $38,476 or 5.4% of total net revenues in 2011.  The increase was primarily attributable to an increase in marketing efforts and higher production costs associated with our television commercials.

Rent expense in 2012 remained consistent at 2.4% as a percentage of total net revenues compared to the prior year.

Asset impairments and provision for restaurant closings for 2012 was $901 or 0.1% of total net revenues in the current year, versus $1,032 or 0.1% of total net revenues in 2011.

Loss on disposal of assets was $611 or 0.1% of total net revenues in the current year compared to $702 or 0.1% of total net revenues in the prior year.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $4,000 in 2012 mostly through the receipt of dividends relating to our increased investment in Cracker Barrel Old Country Store, Inc. versus $742 recorded in 2011.

Interest expense on obligations under leases was $10,073 or 1.4% of total net revenues in the current year, versus $10,565 or 1.5% of total net revenues in 2011.

Interest expense increased from $2,811 in 2011 to $8,155 in the current year.  The increase primarily pertained to the interest on Steak n Shake’s former credit facility, which was entered into on September 8, 2011. A full year of interest is reflected in our 2012 results.  Steak n Shake entered into a new credit facility on September 25, 2012, which is further discussed in the “Liquidity and Capital Resources” section.  The total outstanding debt for the Company on September 26, 2012 was $132,388 compared to $127,558 on September 28, 2011.

The loss on extinguishment of debt for 2012 of $1,955 related to the write-off of deferred loan costs associated with Steak n Shake’s former credit facility.  We had no gains/losses on debt extinguishment in 2011.

Our 2012 effective income tax rate decreased to 20.7% from the 2011 effective income tax rate of 29.0%.  The decrease in the tax rate is primarily attributable to dividends received from equity investments, which are taxed at lower rates than is the income derived from wholly owned businesses.

Biglari Holdings Investment Gains
We recorded net realized investment gains of $4,200 for 2012 related to dispositions of marketable equity securities. We recorded $7,360 of net realized gains on investments and $610 of investment gains related to the change in fair value of derivatives and securities sold short in 2011. We directly hold these investments, not our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains
We recorded a net realized gain of $2,895 for 2012 related to dispositions of investments held by our consolidated affiliated partnerships, plus an unrealized net investment gain of $3,047 for a total of $5,942.  We also received an incentive fee of $36. These amounts were offset by $3,188 related to earnings attributable to redeemable noncontrolling interests.

Fiscal Year 2011 Compared with Fiscal Year 2010

Net Earnings Attributable to Biglari Holdings Inc.
We recorded net earnings attributable to Biglari Holdings Inc. of $34,565, or $25.86 per diluted share, for 2011, as compared with net earnings attributable to Biglari Holdings Inc. of $28,094, or $19.99 per diluted share, in 2010. The increase was primarily driven by the performance of our operating businesses, realized investment gains, and the inclusion of Western’s results for the full year versus six months in 2010.

Net Revenues
In 2011, net sales increased 4.7% from $663,524 to $694,378 primarily due to the performance of our Restaurant Operations, principally the increase in Steak n Shake’s same-store sales. Steak n Shake’s same-store sales increased 4.2% during 2011. The increase in same-store sales resulted from an increase in guest traffic of 4.8%, partially offset by lower average selling prices. The inclusion of Western for the full year increased total net revenue by $7,322 or 1.0%.

Franchise royalties and fees increased 45.5% during 2011. The number of franchised units increased from 162 at the end of 2010 to 165 at the end of 2011 due to the addition of Steak n Shake franchised units. The inclusion of Western for the full year increased franchise fees by $1,531 or 0.2%.

Cost and Expenses
Cost of sales was $192,645 or 27.7% of net sales, compared with $179,633 or 27.1% of net sales in 2010. This increase in percentage of net sales was created primarily by inflationary pressures on commodities.

Restaurant operating costs were $331,262 or 47.7% of net sales compared to $321,937 or 48.5% of net sales in 2010. The decrease as a percentage of net sales resulted from the implementation of several operating initiatives, which has resulted in higher productivity and labor efficiency.

General and administrative expenses increased from $41,553 or 6.2% of total net revenues in 2010 to $48,404 or 6.8% of total net revenues because of the inclusion of Western’s general and administrative expenses, our efforts to franchise the Steak n Shake concept and the accrual of the incentive compensation costs.

Depreciation and amortization expense was $28,361 or 4.0% of total net revenues, versus $29,258 or 4.3% of total net revenues in 2010.

Marketing expense was $38,476 or 5.4% of total net revenues, versus $34,835 or 5.2% of total net revenues in 2010.

Rent expense decreased from 2.5% to 2.4% as a percentage of total net revenues compared to the prior year.

Asset impairments and provision for restaurant closings for 2011 was $1,032 or 0.1% of total net revenues, versus $353 or 0.1% of total net revenues in 2010.

Loss on disposal of assets increased to $702 or 0.1% of total net revenues as compared to $126 or 0.0% in the prior year.

Other Income (Expenses)
Interest expense on obligations under leases was $10,565 or 1.5% of total net revenues, versus $11,125 or 1.7% of total net revenues in 2010.

Our 2011 effective income tax rate remained consistent with the prior year at 29.0%.

Biglari Holdings Investment Gains
We recorded net realized investment gains of $7,360 for 2011 related to dispositions of marketable equity securities and investment gains of $610 related to the change in fair value of derivatives and securities sold short. We recorded $3,802 of net realized gains on investments and $222 of investment gains related to the change in fair value of derivatives in 2010.  These investments are held directly by us and not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains
We recorded a net realized gain of $3,365 for 2011 related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized net investment loss of $230 for a total of $3,135.  We also received an incentive fee of $2,510. These amounts were offset by $1,909 related to earnings attributable to redeemable noncontrolling interests.

Effects of Governmental Regulations and Inflation
Most Restaurant Operation employees are paid hourly rates related to federal and state minimum wage laws. Any increase in the legal minimum wage would directly increase our operating costs. We are also subject to various federal, state and local laws related to zoning, land use, health and safety standards, working conditions, and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase our operating costs. In addition, we are subject to franchise registration requirements and certain related federal and state laws regarding franchise operations. Any changes in these laws could affect our ability to attract and retain franchisees.

Inflation in food, labor, fringe benefits, energy costs, transportation costs and other operating costs directly affect our operations.

Liquidity and Capital Resources
We generated $49,966, $74,751, and $68,618 in cash flows from operations during 2012, 2011, and 2010, respectively, based primarily on net earnings and due to timing of receipts and payment of disbursements related to operating activities in each of the fiscal years.

Net cash used in investing activities of $87,885, $89,503 and $31,424 during 2012, 2011, and 2010, respectively, was primarily a result of net purchases of investments.

Net cash used in financing activities was  $709 in 2012.  Principal payments on Steak n Shake’s former credit facility and direct financing lease obligations were offset by borrowings under the New Credit Facility.  Net cash provided by financing activities of $66,176 during 2011 resulted primarily from borrowings on long-term debt.  Net cash used in financing activities of $41,026 during 2010 resulted primarily from the purchase of shares of Company stock by consolidated affiliated partnerships.

Our balance sheet continues to maintain significant liquidity. We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Consolidated Affiliated Partnerships
Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities.  Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments.  In our consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. As of September 26, 2012 and September 28, 2011, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost). Consolidated net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s equity securities which has been eliminated in consolidation.

Throughout 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment.  The fair value of these investments in the Lion Fund totaled $48,306 at September 26, 2012. No amounts were invested in 2012 or 2011. These investments in the Lion Fund do not appear explicitly in our Consolidated Balance Sheet because of the requirement to fully consolidate the Lion Fund (inclusive of third party interests) in our financial statements.  Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which is classified on our Consolidated Balance Sheet as a reduction to Shareholders’ equity.  Biglari Holdings’ pro-rata ownership of its common stock through the Lion Fund at September 26, 2012 was 98,430 shares of stock (with a fair value of $35,933) based on Biglari Holdings’ ownership interest in the Lion Fund at year end.

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

Steak n Shake Credit Facility
On September 25, 2012, Steak n Shake, as borrower, entered into a credit agreement (the “New Credit Facility”) with the lenders party thereto. The New Credit Facility consists of a $130,000 senior secured term loan facility (the “Term Loan”) and a $50,000 senior secured revolving credit facility (the “Revolver”).

The Term Loan matures on September 25, 2017 and has a repayment schedule with quarterly amortization, beginning on December 31, 2012, initially equal to 1.875% of the initial principal amount of the Term Loan (as adjusted pursuant to the New Credit Facility), together with accrued and unpaid interest on the principal amount to be paid, with the balance due at maturity. The Revolver will be available until September 25, 2017. Interest on the Term Loan and Revolver is based on a Eurodollar rate plus an applicable margin ranging from 3.00% to 3.75% or a base rate plus an applicable margin ranging from 2.00% to 2.75%. The applicable margins are contingent on Steak n Shake’s total leverage ratio. The Revolver also carries a commitment fee ranging from 0.35% to 0.50%, based on Steak n Shake’s total leverage ratio, per annum on the unused portion of the credit line.

As of September 26, 2012, the interest rate on the Term Loan was 3.72%, and there were no borrowings under the Revolver.

The New Credit Facility includes affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.  Steak n Shake was in compliance with all covenants under the New Credit Facility as of September 26, 2012.

Both the Term Loan and the Revolver have been guaranteed by the Subsidiary Guarantors and secured by first priority security interests in substantially all the assets of Steak n Shake (including the capital stock of Steak n Shake Enterprises) and the Subsidiary Guarantors. Biglari Holdings is not a guarantor under the New Credit Facility.  $114,176 of the proceeds of the Term Loan was used to repay all outstanding amounts under Steak n Shake’s former credit facility. The remaining Term Loan proceeds of $15,824 were used for working capital and general corporate purposes. Steak n Shake incurred no material early termination penalties in connection with retiring the former credit facility.

As of September 28, 2011, outstanding borrowings under Steak n Shake’s former credit facility were $110,000 under the term loan and $15,000 under the revolving credit facility.

We recorded a $1,955 loss on the extinguishment of debt for the fiscal year ended September 26, 2012 related to the write-off of deferred loan costs associated with the former credit facility.

We had $4,781 and $4,610 in standby letters of credit outstanding as of September 26, 2012 and September 28, 2011, respectively.

Security Agreement
In connection with the New Credit Facility, Steak n Shake and the Subsidiary Guarantors (Steak n Shake Enterprises, Inc. and Steak n Shake LLC) entered into a security agreement (the “Security Agreement”) with Fifth Third. Pursuant to the Security Agreement, Steak n Shake and the Subsidiary Guarantors each granted to Fifth Third a lien on all of the Pledged Collateral (as defined in the Security Agreement).  The Pledged Collateral does not include the real estate of Steak n Shake and the Subsidiary Guarantors, but such real estate is subject to a springing lien if Steak n Shake does not maintain certain leverage ratios.

Interest Rate Swap
During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $14,000 on September 26, 2012. The fair value of the interest rate swap was a liability of $351 and $439 on September 26, 2012 and September 28, 2011, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.

On October 11, 2012, Steak n Shake entered into a new interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.

Western Real Estate Loan Agreement and Note Payable
Western Real Estate, L.P. (“Western RE”), a wholly-owned subsidiary of Western, has a promissory note (the “Note”) which is secured by approximately 23 acres of real property. The principal amount of the Note is $2,293 and, as of September 26, 2012, the Note bore interest at a rate of 5.0% annually.   The balance of the note was paid in full on November 28, 2012.

The loan agreement under which the Note was issued (the “Loan Agreement”) contains various affirmative and negative covenants, limitations and events of default customary for loans of this type to similar borrowers, including limitations on Western RE’s ability to incur indebtedness and liens, subject to limited exceptions, and certain financial covenants that must be maintained. Additionally, the Note is not guaranteed by or an obligation of the parent Company; rather, the Note is guaranteed by Western and its subsidiaries. Western RE was in compliance with all covenants under the Loan Agreement as of September 26, 2012.

The carrying amounts for debt reported in the Consolidated Balance Sheet do not differ materially from their fair market values at September 26, 2012 as a result of the recent refinancing.

Contractual Obligations
Our significant contractual obligations and commitments as of September 26, 2012 are shown in the following table.

	Payments due by period

Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Long-term debt (1) (2)	$16,951	$29,754	$101,199	$—	$147,904
Capital leases and finance obligations(1)	15,279	28,282	21,258	14,986	79,805
Operating leases (3)	14,115	25,423	20,698	60,468	120,704
Purchase commitments (4)	2,550	191	—	—	2,741
Other long-term liabilities (5)	—	—	—	887	887
Total	$48,895	$83,650	$143,155	$76,341	$352,041

(1)	Includes principal and interest and assumes payoff of indebtedness at maturity date.
(2)	Includes outstanding borrowings under the New Credit Facility as of September 26, 2012.
(3)	Excludes amounts to be paid for contingent rents. Includes amounts to be paid for subleased properties.
(4)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(5)
Includes liabilities for Non-Qualified Deferred Compensation Plan. Excludes our unrecognized tax benefits of $812 as of September 26, 2012 because we cannot make a reliable estimate of the timing of cash payments.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Our investments are generally concentrated in common stocks. A significant decline in the general stock market or in the price of major investments may produce a large decrease in our Consolidated Shareholders’ Equity and under certain circumstances may require the recognition of losses in the Consolidated Statement of Earnings. Decreases in values of equity investments can have a material adverse effect on our Consolidated Shareholders’ Equity.  On September 26, 2012, most of the fair value of our investments was concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments.  Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $26,986 and a corresponding change in Shareholders’ equity of approximately 5%.

At September 26, 2012 interest on the Term Loan and Revolver was based on a Eurodollar rate plus an applicable margin ranging from 3.00% to 3.75% or a base rate plus an applicable margin ranging from 2.00% to 2.75%, based on Steak n Shake’s total leverage ratio. At September 26, 2012, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $806 on our net earnings. In February 2011, in connection with the issuance of the term loan under Steak n Shake’s previous credit facility, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixed the interest rate on the term loan at 3.25% through its maturity. The fair value of the interest rate swap was a liability of $351 at September 26, 2012.

We have minimal exposure to foreign currency exchange rate fluctuations, as we have just begun to transact business in international markets and are not a party to any material non-U.S. dollar denominated contracts.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the "Company") as of September 26, 2012 and September 28, 2011, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for the years ended September 26, 2012, September 28, 2011, and September 29, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Biglari Holdings Inc. and subsidiaries as of September 26, 2012 and September 28, 2011, and the results of their operations and their cash flows for the years ended September 26, 2012, September 28, 2011, and September 29, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 26, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE, LLP
Indianapolis, Indiana
December 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the "Company") as of September 26, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 26, 2012 of the Company and our report dated December 8, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE, LLP
Indianapolis, Indiana
December 8, 2012

Management’s Report on Internal Control Over Financial Reporting

The management of Biglari Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in detail accurately and fairly reflect the transactions and dispositions of assets of the company;
•
Provide assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company;

•	Provide assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements; and
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

Management has evaluated the effectiveness of its internal control over financial reporting as of September 26, 2012 based on the criteria set forth in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of September 26, 2012, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and its report is included herein.

/s/ Sardar Biglari	/s/ Bruce Lewis
Sardar Biglari Chairman and Chief Executive Officer	Bruce Lewis Controller

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

	2012	2011	2010
	(52 Weeks)	(52 Weeks)	(52 Weeks)

Net revenues
Restaurant Operations:
Net sales	$721,754	$694,378	$663,524
Franchise royalties and fees	9,631	8,600	5,909
Other revenue	2,520	2,425	2,213
Total	733,905	705,403	671,646
Investment Management Operations:
Management fee income	—	224	233
Consolidated Affiliated Partnerships:
Investment gains/losses	5,942	3,135	1,837
Other income	360	438	65
Total	6,302	3,797	2,135
Total net revenues	740,207	709,200	673,781

Costs and expenses
Cost of sales	207,234	192,645	179,633
Restaurant operating costs	337,905	331,262	321,937
General and administrative	64,286	48,404	41,553
Depreciation and amortization	26,424	28,361	29,258
Marketing	42,531	38,476	34,835
Rent	17,638	16,891	16,627
Pre-opening costs	430	89	—
Asset impairments and provision for restaurant closings	901	1,032	353
Loss on disposal of assets	611	702	126
Other operating (income) expense	(934)	(1,157)	(558)
Total costs and expenses, net	697,026	656,705	623,764

Other income (expenses)
Interest, dividend and other investment income	4,000	742	383
Interest on obligations under leases	(10,073)	(10,565)	(11,125)
Interest expense	(8,155)	(2,811)	(1,859)
Loss on debt extinguishment	(1,955)	—	—
Realized investment gains/losses	4,200	7,360	3,802
Derivative and short sale gains/losses	—	610	222
Total other income (expenses)	(11,983)	(4,664)	(8,577)

Earnings before income taxes	31,198	47,831	41,440

Income taxes	6,453	13,867	12,019

Consolidated net earnings	24,745	33,964	29,421
Earnings attributable to noncontrolling interest	—	—	(10)
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(3,188)	(1,909)	(1,317)
Incentive fee	36	2,510	—
Total earnings/loss attributable to redeemable noncontrolling interests	(3,152)	601	(1,317)
Net earnings attributable to Biglari Holdings Inc.	$21,593	$34,565	$28,094

Earnings per share attributable to Biglari Holdings Inc.

Basic earnings per common share	$16.19	$25.99	$20.11

Diluted earnings per common share	$16.15	$25.86	$19.99

Weighted average shares and equivalents
Basic	1,334,007	1,329,745	1,396,892
Diluted	1,337,268	1,336,693	1,405,375

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
 (amounts in $000s, except share and per share data)

	September 26, 2012	September 28, 2011

Assets
Current assets:
Cash and cash equivalents	$60,359	$98,987
Investments	269,858	115,321
Receivables, net of allowance of $744 and $559, respectively	7,001	4,133
Inventories	6,624	5,886
Deferred income taxes	—	6,150
Assets held for sale	2,357	6,870
Other current assets	2,798	3,237
Total current assets	348,997	240,584
Property and equipment, net	356,638	371,736
Goodwill	27,529	27,529
Other intangible assets, net	6,248	6,950
Other assets	9,109	7,278
Investments held by consolidated affiliated partnerships	25,266	18,783
Total assets	$773,787	$672,860
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$33,210	$29,236
Due to broker	—	7,272
Accrued expenses	53,866	46,948
Revolving credit	—	15,000
Deferred income taxes	19,367	—
Current portion of obligations under leases	5,713	5,272
Current portion of long-term debt	12,138	11,141
Total current liabilities	124,294	114,869
Deferred income taxes	8,675	6,664
Obligations under leases	110,353	116,066
Long-term debt	120,250	101,417
Other long-term liabilities	9,002	8,914
Total liabilities	372,574	347,930
Commitments and contingencies (Notes 14 and 18)
Redeemable noncontrolling interests of consolidated affiliated partnerships	52,088	45,252
Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,511,174 shares issued at September 26, 2012 and September 28, 2011, 1,227,928 and 1,227,276 shares outstanding (net of treasury stock), respectively	756	756
Additional paid-in capital	143,035	144,569
Retained earnings	251,983	230,390
Accumulated other comprehensive income (loss)	43,897	(5,468)
Treasury stock – at cost: 283,246 and 283,898 shares (includes 205,743 shares held by consolidated affiliated partnerships) at September 26, 2012 and September 28, 2011, respectively	(90,546)	(90,569)
Biglari Holdings Inc. shareholders’ equity	349,125	279,678
Total liabilities and shareholders’ equity	$773,787	$672,860

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s)

	2012	2011	2010
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities
Net earnings	$24,745	$33,964	$29,421
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	26,424	28,361	29,258
Provision for deferred income taxes	(2,727)	(2,186)	207
Asset impairments and provision for restaurant closings	901	1,032	353
Stock-based compensation and other non-cash expenses	888	950	1,735
Loss on disposal of assets	611	702	126
Gain on sale of subsidiary	—	(1,559)	—
Loss on debt extinguishment	1,955	—	—
Realized investment gains/losses	(4,200)	(7,360)	(3,802)
Derivative and short sale gains/losses	—	(610)	(222)
Changes in receivables and inventories	(3,659)	2,066	3,951
Changes in other assets	1,019	2,972	(123)
Changes in accounts payable and accrued expenses	10,491	12,918	8,834
Investment operations of consolidated affiliated partnerships:
Purchases of investments	(14,477)	(53,727)	(24,771)
Sales of investments	26,052	52,271	25,117
Realized investment gains, net	(2,895)	(3,365)	(831)
Unrealized gains/losses on marketable securities held by consolidated affiliated partnerships	(3,047)	230	(1,006)
Changes in cash and cash equivalents held by consolidated affiliated partnerships	(12,115)	7,870	371
Changes in due to/from broker	—	222	—
Net cash provided by operating activities	49,966	74,751	68,618
Investing activities
Additions of property and equipment	(8,675)	(13,018)	(8,650)
Proceeds from property and equipment disposals	2,379	2,007	1,885
Proceeds from sale of joint venture	—	—	457
Proceeds from sale of subsidiary, net of cash on hand	—	196	—
Purchases of investments	(108,825)	(171,893)	(73,228)
Sales of investments	38,108	90,058	47,112
Changes in due to/from broker	(7,272)	3,147	3,903
Changes in restricted cash	(3,600)	—	—
Cash from merger activities	—	—	(2,903)
Net cash used in investing activities	(87,885)	(89,503)	(31,424)
Financing activities
Proceeds from revolving credit facility	—	194,045	500
Payments on revolving credit facility	(15,000)	(197,045)	(1,000)
Borrowings on long-term debt	130,000	111,959	—
Principal payments on long-term debt	(110,170)	(17,333)	(80)
Deferred financing charges	(1,961)	(3,174)	—
Principal payments on direct financing lease obligations	(5,272)	(7,469)	(4,570)
Proceeds from exercise of stock options and employees stock purchase plan	29	29	345
Excess tax benefits from stock-based awards	382	3	—
Cash paid in lieu of fractional shares	—	—	(711)
Repurchase of employee shares for tax withholding	(8)	(541)	(257)
Distributions to noncontrolling interest	—	—	(221)
Financing activities of consolidated affiliated partnerships:
Purchase of shares of Company stock by consolidated affiliated partnerships	—	—	(38,411)
Proceeds from sale of shares of Company stock by consolidated affiliated partnerships	—	—	2,651
Contributions from noncontrolling interests	1,545	1,780	1,878
Distributions to noncontrolling interests	(254)	(16,078)	(1,150)
Net cash (used in) provided by financing activities	(709)	66,176	(41,026)
(Decrease) increase in cash and cash equivalents	(38,628)	51,424	(3,832)
Cash and cash equivalents at beginning of year	98,987	47,563	51,395
Cash and cash equivalents at end of year	$60,359	$98,987	$47,563

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 30, 2009	$757	$143,691	$167,731	$112	$(20,430)	$291,861
Net earnings attributable to Biglari Holdings Inc.			28,094			28,094
Reclassification of investment appreciation in net earnings, net of $58 tax				(92)		(92)
Net change in unrealized gains and losses on investments, net of $750 tax				(1,172)		(1,172)
Total comprehensive income						26,830
Exercise of stock options and other stock compensation transactions		1,225			(304)	921
Retirement of shares held by subsidiary	(1)	1				—
Cash paid in lieu of fractional shares		(711)				(711)
Reacquired shares from acquisitions					(34,146)	(34,146)
Purchase of Company stock by consolidated affiliated partnerships					(38,411)	(38,411)
Sale of Company stock by consolidated affiliated partnerships		(685)			3,336	2,651
Balance at September 29, 2010	$756	$143,521	$195,825	$(1,152)	$(89,955)	$248,995
Net earnings attributable to Biglari Holdings Inc.			34,565			34,565
Reclassification of investment appreciation in net earnings, net of $861 tax				1,352		1,352
Net change in unrealized gains and losses on investments, net of $3,476 tax				(5,668)		(5,668)
Total comprehensive income						30,249
Exercise of stock options and other stock compensation transactions		375			(614)	(239)
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		673				673
Balance at September 28, 2011	$756	$144,569	$230,390	$(5,468)	$(90,569)	$279,678
Net earnings attributable to Biglari Holdings Inc.			21,593			21,593
Reclassification of investment appreciation in net earnings, net of $(553) tax				(902)		(902)
Net change in unrealized gains and losses on investments, net of $30,808 tax				50,267		50,267
Total comprehensive income						70,958
Exercise of stock options and other stock compensation transactions		859			23	882
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(2,393)				(2,393)
Balance at September 26, 2012	$756	$143,035	$251,983	$43,897	$(90,546)	$349,125

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 1.  Summary of Significant Accounting Policies

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

Fiscal Year
Our fiscal year ends on the last Wednesday in September. Fiscal years 2012, 2011, and 2010 each contain 52 weeks.

Principles of Consolidation
As of September 26, 2012, the consolidated financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Biglari Capital Corp. (“Biglari Capital”), Steak n Shake Operations, Inc. (“Steak n Shake”), and Western Sizzlin Corporation (“Western”), and (iii) investment related subsidiaries and limited partnerships (the “consolidated affiliated partnerships”). As a result of the Company’s acquisitions of Western and Biglari Capital in 2010, the Company acquired financial interests in The Lion Fund, L.P. (the “Lion Fund”), Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P., investment limited partnerships (collectively referred to as consolidated affiliated partnerships), in which the Company has a substantive controlling interest. During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds distributed to the partners. During the third quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. Refer to Note 5 for further information regarding the sale.

We consolidate entities in which we have a wholly-owned or controlling interest in the general partner. The consolidated affiliated partnerships’ assets and liabilities are consolidated on the Consolidated Balance Sheet even though outside limited partners have majority ownership in all of the investment partnerships. The Company does not guarantee any of the liabilities of its subsidiaries that are serving as general partners to these consolidated affiliated partnerships. All intercompany accounts and transactions have been eliminated in consolidation.

The financial information of Western and Biglari Capital has been reflected in the consolidated financial statements of the Company as of March 30, 2010 and April 30, 2010, their respective acquisition dates. Western’s and Biglari Capital’s September 30 year end for financial reporting purposes differs from the end of the Company’s fiscal year, the last Wednesday in September. There were no significant transactions in the intervening period.

Reclassification
Debt issuance costs recorded in 2011 have been reclassified and are now presented in cash flows from financing activities in the Statement of Cash Flows to conform to the current year presentation.

Cash and Cash Equivalents
Cash equivalents primarily consist of U.S. Government securities and money market accounts, all of which have original maturities of three months or less. Cash equivalents are carried at fair value. Our policy is to reinvest cash equivalents to acquire businesses or to purchase securities.  Cash held by the consolidated affiliated partnerships is included in Investments held by consolidated affiliated partnerships on our Consolidated Balance Sheet.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 1. Summary of Significant Accounting Policies – (continued)

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

Assets Held for Sale
Assets held for sale consists of property and equipment related to restaurants and land that is currently being marketed for disposal. Assets held for sale are reported at the lower of carrying value or estimated fair value less costs to sell.  The Company expects to sell these properties within one year of their classification as assets held for sale. For any of these properties that are unsold within one year, the Company reclassifies them as property and equipment.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 1. Summary of Significant Accounting Policies – (continued)

Goodwill and Intangible Assets
Goodwill and indefinite life intangibles are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangibles to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. No impairments were recorded on goodwill or intangible assets during fiscal years 2012, 2011 or 2010. Refer to Note 9 for information regarding our goodwill and other intangible assets.

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

Due to Broker
Due to broker represents margin debit balances collateralized by certain of the Company’s investments in securities.

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

Franchise Royalties and Fees
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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 1. Summary of Significant Accounting Policies – (continued)

Insurance Reserves
We self-insure a significant portion of expected losses under our workers’ compensation, general liability, auto, directors’ and officers’ and medical liability insurance programs, and record a reserve for our estimated losses on all unresolved open claims and our estimated incurred but not reported claims at the anticipated cost to us. Insurance reserves are recorded in the balance of Accrued expenses in the Consolidated Balance Sheet.

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

The following table presents a reconciliation of basic and diluted weighted average common shares.

	2012	2011	2010
Basic earnings per share:
Weighted average common shares	1,334,007	1,329,745	1,396,892
Diluted earnings per share:
Weighted average common shares	1,334,007	1,329,745	1,396,892
Dilutive effect of stock awards	3,261	6,948	8,483
Weighted average common and incremental shares	1,337,268	1,336,693	1,405,375
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock.	705	705	12,962

Stock-Based Compensation
We account for all stock-based compensation, including grants of employee stock options, nonvested stock and shares issued under our employee stock purchase plan, using the fair value based method. Refer to Note 17 for additional information regarding our stock-based compensation.

The Steak n Shake 401(k) Savings Plan
The Steak n Shake 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution plan covering substantially all employees after they have attained age 21 and completed six months of service and allows employees to defer up to 20% of their salaries and allows for discretionary matching contributions. Discretionary matching contributions of $213, $271 and $253 were made in fiscal years 2012, 2011 and 2010, respectively.  Discretionary contributions starting in 2010 were based on the profitability of the Company and are subject to quarterly revision.

Marketing Expense
Advertising costs are charged to expense at the later of the date the expenditure is incurred or the date the promotional item is first communicated.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 1. Summary of Significant Accounting Policies – (continued)

Non-Qualified Deferred Compensation Plan
We maintain The Steak n Shake Non-Qualified Savings Plan, a self-directed non-qualified deferred compensation plan (the “Non-Qualified Plan”) for executive employees. The Non-Qualified Plan allows highly compensated employees to defer amounts from their salaries for retirement savings and includes a discretionary employer match generally equal to the amount of the match the employee would have received as a participant in our 401(k) Plan. The Non-Qualified Plan is structured as a rabbi trust; therefore, assets in the Non-Qualified Plan are subject to creditor claims in the event of bankruptcy. We recognize investment assets in Other assets on the Consolidated Balance Sheet at current fair value. A liability of the same amount is recorded in Other long-term liabilities on the Consolidated Balance Sheet representing our obligation to distribute funds to participants. The investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income.

Use of Estimates
Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

New Accounting Standards
In October 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments” to the FASB Accounting Standards Codification (the “Codification”). The corrections and improvements include technical corrections based on feedback on the Codification and conforming amendments primarily related to fair value in areas outside of ASC 820. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics and become effective for the Company on December 20, 2012.  We do not expect the adoption of ASU 2012-04 to have a material effect on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012−02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  We do not expect the provisions of ASU 2012-02 to have a material effect on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011−12, Comprehensive Income. The amendments in ASU 2011-12 supersede certain pending paragraphs in ASU 2011−05, Presentation of Comprehensive Income to effectively defer only those changes in ASU 2011−05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements will become effective in the first quarter of fiscal 2013.  The adoption of ASU 2011−12 will not impact the measurement of net earnings or other comprehensive income.

In May 2011, the FASB issued ASU 2011−04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011−04”). ASU 2011−04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. Amendments in ASU 2011− 04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures. ASU 2011−04 was effective for the Company’s first quarter of fiscal year 2012 and was applied on a prospective basis. The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 1. Summary of Significant Accounting Policies – (continued)

In January 2010, the FASB issued ASU 2010−06, Improving Disclosures about Fair Value Measurements (“ASU 2010−06”). ASU 2010−06 amends ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), and requires additional disclosure about significant transfers between levels 1, 2, and 3 of the fair value hierarchy as well as disclosure of changes in level 3 activity on a gross basis. In addition, the guidance clarifies existing requirements regarding the required level of disaggregation by class of assets and liabilities and also clarifies disclosures of inputs and valuation techniques. The guidance became effective beginning in the Company's second quarter of fiscal year 2010, except for the requirement to disclose level 3 activity on a gross basis, which became effective as of the beginning of the Company's fiscal year 2012. The adoption did not have a material impact on the Company's consolidated financial statements.

Note 2. Acquisitions

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

The Lion Fund is a private partnership that accounts for its investments at fair value. The fair value of the noncontrolling interest approximated the net asset value of the Lion Fund attributable to investors other than the Company, less the accrued incentive fee at the time of the acquisition. The Lion Fund investors may redeem their interests in the Lion Fund upon certain occurrences.

At the acquisition date, the Lion Fund owned 76,421 shares of common stock of the Company as well as $7,540 of the Company’s debentures. The fair value of the Company stock owned by the Lion Fund was $29,900, which was recorded as Treasury stock yet the shares remain outstanding. The debentures owned by the Lion Fund were recorded as a debt extinguishment. As the debentures had just been issued by the Company 30 days before the acquisition, the fair value of the debentures approximated their cost, and no gain or loss was recorded on the debt extinguishment (the debentures remained outstanding until their redemption on March 30, 2011).  The noncontrolling interest in the Lion Fund had a fair value of $44,193 as of April 30, 2010.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 2. Acquisitions – (continued)

Western Sizzlin Corporation
On March 30, 2010, the Company, through its wholly-owned subsidiary, Grill Acquisition Corporation (“Merger Sub”), acquired 100% of the outstanding equity interests of Western, pursuant to an Agreement and Plan of Merger among the Company, Merger Sub and Western, dated as of October 22, 2009 (the “Merger Agreement”).  Sardar Biglari, Chairman and Chief Executive Officer, was also Chairman and Chief Executive Officer of Western at the time of the acquisition. Pursuant to the Merger Agreement, Merger Sub merged with and into Western, with Western continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. Western is primarily engaged in the franchising of restaurants.

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

Amounts at
September 28,
2011
Current assets	$3,310
Property and equipment, net	4,874
Investments, including marketable securities held by consolidated affiliated partnerships	13,037
Goodwill	13,026
Intangible assets	6,880
Other assets	663
Total assets acquired	41,790

Current liabilities	1,966
Debt	2,595
Other long-term liabilities	2,634
Redeemable noncontrolling interests of consolidated affiliated partnerships	15,882
Treasury stock	(4,246)
Total liabilities assumed and treasury stock acquired	18,831
Net assets acquired	$22,959

The goodwill and intangible assets generated from the merger is a result of the excess purchase price over the net fair value of the assets and liabilities acquired.  We expect goodwill of approximately $942 to be deductible for tax purposes. Goodwill in the amount of $13,026 has been recorded in the Restaurant Operations segment.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 2. Acquisitions – (continued)

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

September 29, 2010
(52 weeks)
Net revenues	$683,518
Net earnings	$28,198
Basic earnings per share	$20.25
Diluted earnings per share	$20.13

Note 3. Impairment and Restaurant Closings

Steak n Shake recorded pre-tax asset impairment during fiscal years 2012, 2011 and 2010 of $901, $1,032 and $353, respectively.  No company-operated restaurants were closed in fiscal years 2012, 2011 and 2010.

Note 4. Investments

Investments consisted of the following:

	2012	2011
Cost	$199,057	$124,140
Gross unrealized gains	71,416	1,956
Gross unrealized losses	(615)	(10,775)
Fair value	$269,858	$115,321

On September 26, 2012, most of the total fair value of our investments was concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.  On September 26, 2012 we held 4,091,037 shares (140,100 shares through the Lion Fund) of Cracker Barrel Old Country Store, Inc.

As of September 26, 2012, unrealized losses on available for sale equity securities in a continuous unrealized loss position for more than twelve consecutive months were $461. We considered several factors in determining other-than-temporary impairment losses including the current and long-term business prospects of the issuer, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers.  As of September 26, 2012, we concluded that the unrealized losses were temporary.

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

Realized investment gains/losses for the fiscal years ended September 26, 2012, September 28, 2011 and September 29, 2010 were as follows:

	2012	2011	2010
Gross realized gains on sales	$4,584	$7,775	$3,810
Gross realized losses on sales	$(384)	$(415)	$(8)

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 4. Investments – (continued)

From time to time, the Company enters into certain derivative transactions as part of its investment strategy. In accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, these derivatives are marked to market for each reporting period and this fair value adjustment is recorded as a gain or loss in the Consolidated Statement of Earnings. We believe that realized investment gains/losses are often meaningless in terms of understanding reported results. Short-term investment gains/losses have caused and may continue to cause significant volatility in our results.

The Company may enter into short sales on certain equity securities, that is, a transaction in which the Company sells securities it does not own. The Company’s use of short sales involves the risk that the price of the security in the open market may be higher when it is purchased in order to close out the Company’s short position, resulting in a loss to the Company. Such a loss is theoretically limitless because there are no restrictions on the potential increase in the price of a security, or any guarantee as to the price at which the Company would be able to purchase the security in the open market. Securities sold in short sale transactions and the interest and dividends payable on such securities, if any, are reflected as a liability in Accrued expenses in the Consolidated Balance Sheet. As of September 26, 2012 and September 28, 2011 we had no outstanding short sales.

For the year ended September 28, 2011, the Company recorded investment gains of $610 related to the change in fair value of derivatives and securities sold short. For the year ended September 29, 2010, the Company recorded investment gains from marking derivatives to market of $222.

Note 5. Consolidated Affiliated Partnerships

Collectively, The Lion Fund L.P., Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. are referred to as consolidated affiliated partnerships of the Company. Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments.  Within our consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. Certain of the consolidated affiliated partnerships held the Company’s Debentures as investments. These Debentures were redeemed by the Company on March 30, 2011.  Refer to Note 15 for further information. As of September 26, 2012 and September 28, 2011, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost).

Consolidated net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s equity securities which has been eliminated in consolidation.

Throughout fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $48,306 at September 26, 2012 and $38,455 at September 28, 2011. No amounts were invested in 2012 or 2011. These investments in the Lion Fund do not appear explicitly in the Company’s Consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements. Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which as described above is classified on the Company’s Consolidated Balance Sheet as a reduction to Shareholders’ equity. Biglari Holdings’ pro-rata ownership of its common stock through the Lion Fund was 98,430 and 99,792 shares of stock (with a fair value of $35,933 and $29,577) based on Biglari Holdings’ ownership interest in the Lion Fund on September 26, 2012 and September 28, 2011, respectively.

During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds distributed to the partners. During the third quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. As a result of the sale, we recorded a gain of $1,559, of which $1,259 was non-cash in Other operating income in the Consolidated Statement of Earnings.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 5. Consolidated Affiliated Partnerships – (continued)

As a result of the sale, the Company will not have involvement in the operations of Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. Although these entities meet the definition of “discontinued operations,” as defined in FASB ASC paragraph 205-20-45-1, Reporting Discontinued Operations (“ASC paragraph 205-20-45-1”), we have not separated the results of operations because the amounts are immaterial to our consolidated financial results. Net earnings after tax related to the entities was approximately $2,606 and $621 for the years ended September 28, 2011 and September 29, 2010, respectively, including $1,246 and $192, respectively that is attributable to noncontrolling interests. The after-tax income for the year ended September 28, 2011 includes the aforementioned gain on sale of $1,559.

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships, other than holdings of the Company’s equity securities:

	2012	2011
Equity securities:
Cost	$10,288	$19,122
Fair value	$13,151	$18,783

Investments held by consolidated affiliated partnerships on the Consolidated Balance Sheet include $12,115 and $0 of cash that is only available for use by the consolidated affiliated partnerships at September 26, 2012 and September 28, 2011, respectively.

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The gross unrealized gains/losses and net realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities, for the fiscal years ended September 26, 2012, September 28, 2011 and September 29, 2010 were as follows:

	2012	2011	2010
Gross unrealized gains	$3,047	$1,317	$1,499
Gross unrealized losses	$—	$(1,547)	$(493)
Net realized gains/losses from sale	$2,895	$3,365	$831

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners is presented as Redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the accompanying Consolidated Balance Sheet.  The maximum redemption amount of the redeemable noncontrolling interests as of September 26, 2012 and September 28, 2011 was $52,088 and $45,252, respectively.

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships.

	2012	2011	2010
Carrying value at beginning of year	$45,252	$62,245	$60,075
Contributions from noncontrolling interests	1,545	1,780	1,878
Distributions to noncontrolling interests	(254)	(17,499)	(1,025)
Incentive fee	(36)	(2,510)	—
Income allocation	3,188	1,909	1,317
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value	2,393	(673)	—
Carrying value at end of year	$52,088	$45,252	$$62,245

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 5. Consolidated Affiliated Partnerships – (continued)

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

Note 6. Assets Held for Sale

Assets held for sale are composed of the following:

	2012	2011
Land and buildings	$2,050	$6,262
Improvements	307	608
Total assets held for sale	$2,357	$6,870

As of September 26, 2012, the balance included the following assets: three restaurants and two parcels of land. In fiscal year 2012, one restaurant and two parcels of land were sold. One parcel of land and one restaurant were added to assets held for sale during 2012. Five parcels of land, one office building, and one restaurant were reclassified to property and equipment during fiscal year 2012.

The balance on September 28, 2011 included the following assets: one office building, four restaurants, and eight parcels of land. In fiscal year 2011, one parcel of land was sold and one restaurant was subleased.

The Company expects to sell these properties within one year of their classification as assets held for sale. For any of these properties that are unsold within one year, management reclassifies them as property and equipment.

Note 7. Other Current Assets

Other current assets primarily include prepaid rent and prepaid contractual obligations.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 8. Property and Equipment

Property and equipment is composed of the following:

	2012	2011
Land	$162,685	$161,339
Buildings	150,601	149,444
Land and leasehold improvements	155,702	153,731
Equipment	204,340	202,933
Construction in progress	2,605	1,850
	675,933	669,297
Less accumulated depreciation and amortization	(319,295)	(297,561)
Property and equipment, net	$356,638	$371,736

Depreciation and amortization expense for property and equipment for fiscal years 2012, 2011, and 2010 was $24,290, $25,169, and $26,373, respectively.

Note 9. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. There was no change to the carrying value of goodwill from September 28, 2011. The carrying value of goodwill decreased from September 29, 2010 to September 28, 2011 by $1,230 due to the final purchase price adjustment relating to the Western acquisition. Refer to Note 2 for additional discussion of the Western acquisition.

A reconciliation of the change in the carrying value of goodwill is as follows:

	2012	2011
Balance at beginning of year	$27,529	$28,759
Purchase price allocation adjustment	—	(1,230)
Balance at end of year	$27,529	$27,529

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

During the fourth quarter of the fiscal year, we perform our annual assessment of the recoverability of our goodwill related to four reporting units. During the second quarter of the fiscal year, we perform our annual assessment of our recoverability of goodwill related to two reporting units. The valuation methodology and underlying financial information included in our determination of fair value require significant judgments to be made by management. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No potential impairment was identified for our reporting units during fiscal years 2012, 2011, or 2010.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 9. Goodwill and Other Intangibles – (continued)

Other Intangibles
Other intangibles are composed of the following:

	2012			2011

	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,235)	$245	$1,480	$(1,117)	$363
Franchise agreement	5,310	(1,328)	3,982	5,310	(797)	4,513
Other	810	(533)	277	810	(480)	330
Total	7,600	(3,096)	4,504	7,600	(2,394)	5,206
Intangible assets with indefinite lives	1,744	—	1,744	1,744	—	1,744
Total intangible assets	$9,344	$(3,096)	$6,248	$9,344	$(2,394)	$6,950

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

Amortization expense for fiscal years 2012, 2011, and 2010 was $702, $742, and $487, respectively. Total annual amortization expense for each of the next five years will approximate $620.

Intangible assets with indefinite lives consist of a trade name acquired in connection with the acquisition of Western and reacquired franchise rights acquired in connection with previous acquisitions.

Note 10. Other Assets
Other assets primarily include capitalized software, non-qualified plan investments, the non-current portion of capitalized loan acquisition costs, and restricted cash of $3,600 related to workers’ compensation claims.

Note 11. Accrued Expenses
Accrued expenses include the following:

	2012	2011
Salaries, wages, vacation, and severance	$22,205	$15,340
Taxes payable	13,067	16,656
Insurance accruals	7,971	7,511
Other	10,623	7,441
Total accrued expenses	$53,866	$46,948

Note 12. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, and deferred compensation.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 13. Income Taxes

The components of the provision for income taxes consist of the following:

	2012	2011	2010
Current:
Federal	$7,275	$13,217	$10,212
State	1,905	2,836	1,600
Deferred	(2,727)	(2,186)	207
Total income taxes	$6,453	$13,867	$12,019

Reconciliation of effective income tax:
Tax at U.S. statutory rates (35%)	$10,919	$16,741	$14,504
State income taxes, net of federal benefit	1,063	1,410	1,463
Federal income tax credits	(3,517)	(4,307)	(4,146)
Share-based payments	25	68	189
Tax attributed to noncontrolling interests	(1,103)	210	(466)
Dividends received deduction	(963)	(161)	(11)
Other	29	(94)	486
Total income taxes	$6,453	$13,867	$12,019

Income taxes paid totaled $16,802 in fiscal year 2012, $12,436 in fiscal year 2011, and $9,878 in fiscal year 2010. Income tax refunds totaled $641 in fiscal year 2012 and $2,856 in fiscal year 2011.

As of September 26, 2012, we had approximately $812 of unrecognized tax benefits, including approximately $66 of interest and penalties, which are included in Other long-term liabilities in the Consolidated Balance Sheet. During fiscal year 2012, we recognized approximately $67 in potential interest and penalties associated with uncertain tax positions. Our continuing practice is to recognize interest expense and penalties related to income tax matters in Income tax expense. Of the $812 of unrecognized tax benefits, $769 would impact the effective income tax rate if recognized.

The following table summarizes the Company’s unrecognized tax benefits, excluding interest and penalties:

September 30, 2009	$1,205
Gross increases – prior period tax positions	281
Lapse of statute of limitations	(251)
September 29, 2010	1,235
Gross increases – current period tax positions	178
Gross increases – prior period tax positions	238
Lapse of statute of limitations	(171)
September 28, 2011	1,480
Gross increases – current period tax positions	109
Lapse of statute of limitations	(843)
September 26, 2012	$746

We file income tax returns which are periodically audited by various federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2009. We believe we have certain state income tax exposures related to fiscal years 2009 through 2011. Due to the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $72 within 12 months.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 13. Income Taxes – (continued)

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our deferred tax assets and liabilities consist of the following:

	2012	2011
Deferred tax assets:
Insurance reserves	$2,673	$2,539
Share-based payments	13	330
Compensation accruals	1,968	1,645
Gift card accruals	596	561
State net operating loss credit carryforward	60	107
Investments	—	3,603
Other	2,516	1,724
Total deferred tax assets	7,826	10,509

Deferred tax liabilities:
Investments	27,274	—
Fixed asset basis difference	5,436	7,833
Goodwill and intangibles	3,158	3,190
Total deferred tax liabilities	35,868	11,023
Net deferred tax liability	(28,042)	(514)
Less current portion	(19,367)	6,150
Long-term liability	$(8,675)	$(6,664)

Receivables on the Consolidated Balance Sheet include income tax receivables of $2,455 as of September 26, 2012. Accrued expenses on the Consolidated Balance Sheet include income tax payable of $4,372 as of September 28, 2011.

Note 14. Leased Assets and Lease Commitments

We lease certain physical facilities under non-cancelable lease agreements. These leases require the payment of real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated but are subleased to third parties or franchisees, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $4,646 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to finance obligations and capital leases as of September 26, 2012 is as follows: $72,828 buildings, $61,663 land, $29,506 land and leasehold improvements, $566 equipment and $61,682 accumulated depreciation.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 14. Leased Assets and Lease Commitments – (continued)

On September 26, 2012, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:

				Operating Leases

Year	Finance Obligations	Capital Leases	Total	Operating Property	Non-Operating Property

2013	$15,173	$106	$15,279	$13,703	$412
2014	14,562	17	14,579	12,832	368
2015	13,686	17	13,703	11,905	318
2016	12,144	17	12,161	10,651	321
2017	9,080	17	9,097	9,398	328
After 2017	14,971	15	14,986	57,660	2,808
Total minimum future rental payments	79,616	189	79,805	$116,149	$4,555
Less amount representing interest	44,677	26	44,703
Total principal obligations under leases	34,939	163	35,102
Less current portion	5,619	94	5,713
Non-current principal obligations under leases	29,320	69	29,389
Residual value at end of lease term	80,938	26	80,964
Obligations under leases	$110,258	$95	$110,353

Contingent rent totaling $1,173 in fiscal year 2012, $967 in fiscal year 2011, and $749 in fiscal year 2010 is recorded in Rent expense in the accompanying Consolidated Statement of Earnings.

Note 15. Borrowings

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

Steak n Shake Credit Facility
On September 25, 2012, Steak n Shake, as borrower, Steak n Shake Enterprises, Inc. (“Steak n Shake Enterprises”) and Steak n Shake, LLC, as guarantors (together with Steak n Shake Enterprises, the “Subsidiary Guarantors”), each subsidiaries of the Company, entered into a credit agreement (the “New Credit Facility”) with the lenders party thereto. The New Credit Facility consists of a $130,000 senior secured term loan facility (the “Term Loan”) and a $50,000 senior secured revolving credit facility (the “Revolver”).

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 15. Borrowings – (continued)

The Term Loan matures on September 25, 2017 and has a repayment schedule with quarterly amortization, beginning on December 31, 2012, initially equal to 1.875% of the initial principal amount of the Term Loan (as adjusted pursuant to the New Credit Facility), together with accrued and unpaid interest on the principal amount to be paid, with the balance due at maturity. The Revolver will be available until September 25, 2017. Interest on the Term Loan and Revolver is based on a Eurodollar rate plus an applicable margin ranging from 3.00% to 3.75% or a base rate plus an applicable margin ranging from 2.00% to 2.75%. The applicable margins are contingent on Steak n Shake’s total leverage ratio. The Revolver also carries a commitment fee ranging from 0.35% to 0.50%, based on Steak n Shake’s total leverage ratio, per annum on the unused portion of the credit line.  As of September 26, 2012, the interest rate on the Term Loan was 3.72%, and there were no borrowings under the Revolver.

The New Credit Facility includes affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.  Steak n Shake was in compliance with all covenants under the New Credit Facility as of September 26, 2012.

Both the Term Loan and the Revolver have been guaranteed by the Subsidiary Guarantors and secured by first priority security interests in substantially all the assets of Steak n Shake (including the capital stock of Steak n Shake Enterprises) and the Subsidiary Guarantors. Biglari Holdings is not a guarantor under the New Credit Facility.  $114,176 of the proceeds of the Term Loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility, which was terminated, and to pay related fees and expenses. The remaining Term Loan proceeds of approximately $15,824 will be used by Steak n Shake for working capital and general corporate purposes.  Steak n Shake incurred no material early termination penalties in connection with the termination of the former credit facility.

As of September 28, 2011, outstanding borrowings under Steak n Shake’s former credit facility were $110,000 under the term loan and $15,000 under the revolving credit facility.

We recorded a $1,955 loss on the extinguishment of debt for the fiscal year ended September 26, 2012 related to the write-off of deferred loan costs associated with the former credit facility.  We capitalized $1,961 in debt issuance costs related to the New Credit Facility in 2012 and we capitalized $3,174 in debt issuance costs for the year ended September 28, 2011 related to the former credit facility.

We had $4,781 and $4,610 in standby letters of credit outstanding as of September 26, 2012 and September 28, 2011, respectively.

Security Agreement
In connection with the New Credit Facility, Steak n Shake and the Subsidiary Guarantors (Steak n Shake Enterprises, Inc. and Steak n Shake LLC) entered into a Security Agreement (the “Security Agreement”) with Fifth Third. Pursuant to the Security Agreement, Steak n Shake and the Subsidiary Guarantors each granted to Fifth Third a lien on all of the Pledged Collateral (as defined in the Security Agreement). The Pledged Collateral does not include the real estate of Steak n Shake and the Subsidiary Guarantors, but such real estate is subject to a springing lien if Steak n Shake does not maintain certain leverage ratios.

Interest Rate Swap
During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $14,000 on September 26, 2012. The fair value of the interest rate swap was a liability of $351 and $439 on September 26, 2012 and September 28, 2011, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.

On October 11, 2012, Steak n Shake entered into a new interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 15. Borrowings – (continued)

Western Real Estate Loan Agreement and Note Payable
Western Real Estate, L.P. (“Western RE”), a wholly-owned subsidiary of Western, has a promissory note (the “Note”) which is secured by approximately 23 acres of real property. The principal amount of the Note is $2,293 and, as of September 26, 2012, the Note bore interest at a rate of 5.0% annually. As of September 26, 2012, the Note was due and payable in consecutive monthly payments of accrued interest only that commenced on March 30, 2010. The Note may be prepaid in whole or in part at any time without penalty.  The balance of the note was paid in full on November 28, 2012.

The loan agreement under which the Note was issued (the “Loan Agreement”) contains various affirmative and negative covenants, limitations and events of default customary for loans of this type to similar borrowers, including limitations on Western RE’s ability to incur indebtedness and liens, subject to limited exceptions, and certain financial covenants that must be maintained. Additionally, the Note is not guaranteed by or an obligation of the parent Company; rather, the Note is guaranteed by Western and its subsidiaries. Western RE was in compliance with all covenants under the Loan Agreement as of September 26, 2012.

Expected principal payments for all outstanding borrowings, excluding the Revolver, for which we had no outstanding borrowings as of September 26, 2012, are as follows:

2013	$12,138
2014	9,750
2015	13,000
2016	13,000
2017	84,500
Total	$132,388

The carrying amounts for debt reported in the Consolidated Balance Sheet do not differ materially from their fair values at September 26, 2012 and September 28, 2011 as a result of the refinancing in each fiscal year.  The fair value was determined to be a Level 3 fair value measurement.

Interest
No interest was capitalized in connection with financing additions to property and equipment during fiscal years 2012, 2011 and 2010. Interest paid on debt amounted to $7,359 in 2012, $2,947 in 2011, and $1,274 in 2010. Interest paid on obligations under leases was $10,073, $10,565, and $10,697 in 2012, 2011, and 2010, respectively.

Note 16. Related Party Transactions

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

Mr. Biglari, along with his affiliates, and certain directors of the Company make investments in the Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations.  However, Mr. Biglari does not pay an incentive allocation fee as a limited partner in the Lion Fund. As of September 26, 2012 and September 28, 2011, the total fair value of these investments was approximately $2,506 and $1,997, respectively.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 17. Common Stock Plans

We maintain stock-based compensation plans which allow for the issuance of incentive stock options, non-qualified stock options, and restricted stock to officers, other key employees, and to members of the Board of Directors. We generally use treasury shares to satisfy the issuance of shares under these stock-based compensation plans. We utilize the fair value recognition provisions of ASC paragraph 718-10-55-10, Fair-Value-Based Instruments in a Share-Based Transaction. This guidance applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, we recognize compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards.

The weighted average fair value of shares granted during the year ended September 29, 2010 was $158.52. No shares were granted in fiscal year 2012 or 2011. We estimate the fair value of each grant using the Black-Scholes option-pricing model. Expected volatilities are generally based on historical volatility of our stock. We use historical data to estimate the expected life, and groups of employees that have similar historical behaviors are considered separately for valuation purposes. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimate. The fair value estimates are based on the following weighted average assumptions:

2010
Risk-free interest rate	4.3%
Dividend yield	0.0%
Expected volatility	52.4%
Expected life in years	3.0 years

Restricted Stock Plans
On March 7, 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provides for grants of stock-based awards for up to 45,000 shares of common stock with a maximum of 35,000 shares which may be issued as restricted stock. These restricted stock awards are restricted for a period and are forfeited to us if the grantee is not employed (except for reasons of retirement, permanent disability or death) at the end of the vesting period. Awards of restricted stock are valued at 100% of market value at the date of grant. The total value of the stock grant is amortized to compensation expense ratably over the vesting period. There are no shares of restricted stock granted under the 2008 Plan for which restrictions have not lapsed at September 26, 2012. At September 26, 2012, 27,834 shares were reserved for future grants but are not permitted to be issued under the 2008 Plan. To date, 11,660 shares have vested under the 2008 Plan.

The total fair value of shares vested during the years ended September 26, 2012, September 28, 2011, and September 29, 2010 was $0, $657, and $768, respectively. The amount charged to expense under the 2008 Plan was $0 in 2012, $51 ($32, net of tax) in 2011, and $235 ($143, net of tax) in 2010. There was no unrecognized compensation cost at September 26, 2012.

There was no restricted stock activity under the 2008 Plan in 2012.

Employee Stock Option Plans
The 2008 Plan also provides for awards in the form of options to purchase shares of common stock. No options were granted in 2012, 2011 or 2010 under the 2008 Plan. Options granted under the 2008 Plan are exercisable in equal installments on each anniversary of the date of grant until fully exercisable. The options expire ten years from the date of the grant and are issued with an exercise price equal to the fair market value of a share of common stock on the date of grant. Options may be granted under the 2008 Plan to officers and key employees selected by the Governance, Compensation and Nominating Committee of the Board of Directors (the “Compensation Committee”). As of September 26, 2012, 10,270 options have been granted under the 2008 Plan and 27,834 shares are available for future issuance but are not permitted to be issued under the 2008 Plan. These are the same shares available for future issuance referenced in the Restricted Stock Plan’s disclosure.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 17. Common Stock Plans – (continued)

Non-Employee Director Stock Option Plans
Our Non-Employee Director Stock Option Plans provide for the grant of non-qualified stock options at a price equal to the fair market value of the common stock on the date of the grant. Options outstanding under each plan through fiscal year 2005 are exercisable as to 20% on the date of grant and 20% on each anniversary of the date of grant thereafter until fully exercisable. Options outstanding that were issued in fiscal year 2006 or later are exercisable as to 25% on each anniversary of the date of grant until fully exercisable. The options expire five years from the date of grant. At September 26, 2012, 10,500 options have been granted under the Non-Employee Director Stock Option Plans. The Non-Employee Director Stock Option Plans were replaced by the 2008 Plan and as a result, no shares are reserved for future grants under the Non-Employee Director Stock Option Plans.

The following table summarizes the options activity under all of our stock option plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 28, 2011	13,579	$282.44
Exercised	(1,548)	244.77
Canceled or forfeited	(1,995)	344.62
Outstanding at September 26, 2012	10,036	275.89	4.40 years	$1,003
Vested or expected to vest at September 26, 2012	10,017	276.03	4.40 years	$1,000
Exercisable at September 26, 2012	9,836	$277.43	4.46 years	$989

During fiscal years 2012, 2011, and 2010, $75 ($74, net of tax), $218 ($210, net of tax), and $592 ($570, net of tax), respectively, was charged to expense related to the stock option plans. The total intrinsic value of options exercised during the years ended September 26, 2012, September 28, 2011, and September 29, 2010 was $235, $693, and $490, respectively. There was no unrecognized stock option compensation cost at September 26, 2012.

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (the “ESPP”), a maximum of 92,627 shares of common stock are available for issuance to all eligible employees as determined by the Board of Directors subject to a limitation of 7,500 shares per year. Unissued shares in any given calendar year are available to increase the annual maximum number of shares issuable in subsequent years. Employees may purchase shares of common stock through payroll deductions ranging from 2% to 10% of compensation up to a maximum fair market value of $200 or a maximum purchase of 50 shares per year, whichever is less, within the limitations of the offering. Shares were purchased on a quarterly basis at a 15% discount from the share price on the last day of the quarter. Shares purchased under the ESPP were 812 in 2010. During fiscal year 2010, $32 was charged to expense related to the ESPP. No shares were purchased in fiscal years 2012 or 2011.

Our compensation philosophy, including the various equity plans, changed during fiscal year 2010 to reflect present management’s view on the most effective method to create shareholder value. The new incentives, which are cash based, are designed to ensure alignment with the Company’s objective to maximize intrinsic business value on a per share basis. We resolved to suspend, indefinitely, all future option grants under the 2008 Plan, we terminated the 2009 Employee Stock Option Plan, under which no options had been granted, we placed a moratorium on the issuance of restricted stock, and we terminated the ESPP.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)
Note 18. Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

Note 19. Fair Value of Financial Assets and Liabilities

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

Cash equivalents: Cash equivalents primarily consist of money market funds which are classified within Level 1 of the fair value hierarchy. The consolidated affiliated partnerships did not hold cash equivalents on September 26, 2012 and September 28, 2011.

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

Investment held by consolidated affiliated partnership: Investments of $190 and $193 as of September 26, 2012 and September 28, 2011, respectively, have been classified within Level 3 of the fair value hierarchy and represent a private security.

Investment derivatives and interest rate swaps: Investment derivatives and interest rate swaps are marked to market each reporting period with fair value based on readily available market quotes, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at September 26, 2012 and September 28, 2011 represent the mark to market adjustment for Steak n Shake’s interest rate swap.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 19. Fair Value of Financial Assets and Liabilities – (continued)

As of September 26, 2012, the fair values of financial assets and liabilities were as follows:

	September 26, 2012				September 28, 2011

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$14,286	$—	$—	$14,286	$—	$88,022	$—	$88,022
Equity securities:
Restaurant/Retail	266,940	—	—	266,940	89,971	—	—	89,971
Other	2,918	—	—	2,918	25,350	—	—	25,350
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	11,156	—	—	11,156	7,677	—	—	7,677
Other	1,805	—	—	1,805	10,913	—	—	10,913
Non-qualified deferred compensation plan investments	888	—	—	888	546	—	—	546
Investment held by consolidated affiliated partnership	—	—	190	190	—	—	193	193
Total assets at fair value	$297,993	$—	$190	$298,183	$134,457	$88,022	$193	$222,672

Liabilities
Interest rate swaps	—	351	—	351	—	439	—	439
Total liabilities at fair value	$—	$351	$—	$351	$—	$439	$—	$439

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

During fiscal years 2012, 2011 and 2010, the Company recorded impairments on long-lived assets of $901, $1,032, and $353, respectively. The fair value of the long-lived assets was determined based on Level 2 inputs using quoted prices for similar properties and quoted prices for the properties from brokers.

Note 20. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon operations even though those business units are operated under separate management.

As of September 26, 2012, our reportable segments are: (1) Restaurant Operations and (2) Investment Management. Our Restaurant Operations segment includes Steak n Shake and Western. The Company and its affiliates own a percentage of the funds included in our Investment Management segment and receive allocations of investment gains and losses. In addition to the two aforementioned reportable segments, we present information related to the holding company, Biglari Holdings, as Corporate and other.

We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements, nor are they synonymous with cash flow from operations.

The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements. The segments’ financial information does not reflect the impact of eliminations arising from intersegment transactions. The eliminations row represents the eliminations required to arrive at our consolidated GAAP reported results.

A disaggregation of select data from our Consolidated Statements of Earnings for the three most recent years is presented in the tables that follow.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 20. Business Segment Reporting – (continued)

Net revenue and earnings before income taxes and noncontrolling interests for the years ended September 26, 2012, September 28, 2011, and September 29, 2010 were as follows:

	Net Revenue
	2012	2011	2010
Operating Business:
Restaurant Operations:
Steak n Shake	$718,010	$689,325	$662,891
Western	15,895	16,078	8,755
Total Restaurant Operations	733,905	705,403	671,646

Investment Management:
Management fees	—	224	233
Consolidated affiliated partnerships	6,302	3,573	1,902
Total Investment Management Operations	6,302	3,797	2,135
	$740,207	$709,200	$673,781

	Earnings before income taxes and noncontrolling interests			Net earnings attributable to Biglari Holdings Inc.
	2012	2011	2010	2012	2011	2010
Operating Business:
Restaurant Operations:
Steak n Shake	$45,622	$41,247	$38,316	$31,756	$29,367	$27,257
Western	2,157	2,455	1,038	1,354	1,610	646
Total Restaurant Operations	47,779	43,702	39,354	33,110	30,977	27,903

Investment Management:
Biglari Capital Corp. (Incentive Fee)	36	2,510	—	22	1,535	—
Management fees	—	224	233	—	139	144
Consolidated affiliated partnerships	5,319	3,370	1,775	1,321	1,815	215
Total Investment Management Operations	5,355	6,104	2,008	1,343	3,489	359

Corporate and Other:
Corporate and other	(15,990)	(4,624)	(2,087)	(9,196)	(3,099)	(1,510)
Investment and derivative gains/losses	4,200	7,970	4,024	2,604	4,941	2,495
Total Corporate and Other	(11,790)	3,346	1,937	(6,592)	1,842	985

Reconciliation of segments to consolidated amount:
Eliminations	(36)	(2,510)	—	—	—	—
Interest expense and loss on debt extinguishment, excluding interest allocated to operating businesses	(10,110)	(2,811)	(1,859)	(6,268)	(1,743)	(1,153)
	$31,198	$47,831	$41,440	$21,593	$34,565	$28,094

The earnings presentation was adjusted from the prior years to show interest expense, excluding interest allocated to operating businesses, as a reconciliation of segments to consolidated amounts in order to more accurately reflect the earnings before and after tax of the Restaurant Operations.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 20. Business Segment Reporting – (continued)

A disaggregation of our consolidated capital expenditure, depreciation, and amortization captions for fiscal years ended September 26, 2012, September 28, 2011, and September 29, 2010 is presented in the table that follows.

	Capital Expenditures			Depreciation and Amortization
	2012	2011	2010	2012	2011	2010
Reportable segments:
Restaurant Operations:
Steak n Shake	$7,513	$11,092	$6,061	$25,432	$27,279	$28,696
Western	58	18	—	729	785	431
Investment Management	—	—	—	—	27	33
Corporate and other	1,104	1,908	2,589	263	270	98
Consolidated Results	$8,675	$13,018	$8,650	$26,424	$28,361	$29,258

A disaggregation of our consolidated asset captions as of September 26, 2012 and September 28, 2011 is presented in the table that follows.

	Goodwill		Identifiable Assets
	2012	2011	2012	2011
Reportable segments:
Restaurant Operations
Steak n Shake	$14,503	$14,503	$433,382	$406,619
Western	13,026	13,026	7,526	7,919
Investment Management	—	—	26,348	19,186
Corporate and other	—	—	279,002	211,607
Consolidated results	$27,529	$27,529	$746,258	$645,331
Reconciliation of segments to consolidated amount:
Goodwill			27,529	27,529
Total assets			$773,787	$672,860

Note 21. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the year ended September 26, 2012 (52 weeks) (1)
Total net revenues	$166,390	$223,684	$175,773	$174,360
Gross profit (2)	42,129	52,279	40,990	41,217
Costs and expenses	151,678	211,536	167,884	165,928
Earnings before income taxes	14,753	7,667	4,986	3,792
Net earnings attributable to Biglari Holdings Inc.	8,795	4,528	4,853	3,417
Basic earnings per common share	$6.60	$3.39	$3.64	$2.56
Diluted earnings per common share	$6.58	$3.39	$3.63	$2.56

For the year ended September 28, 2011 (52 weeks) (1)
Total net revenues	$158,722	$211,277	$170,861	$168,340
Gross profit (2)	39,090	47,713	40,432	43,236
Costs and expenses	145,690	199,225	157,692	154,098
Earnings before income taxes	13,106	8,440	11,151	15,134
Net earnings attributable to Biglari Holdings Inc.	9,463	5,645	8,676	10,781
Basic earnings per common share	$7.13	$4.25	$6.52	$8.09
Diluted earnings per common share	$7.08	$4.23	$6.49	$8.08

(1)	Our fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively.
(2)	We define Gross profit as Net sales less Cost of sales and Restaurant operating costs, which excludes Depreciation and amortization.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(amounts in $000s, except share and per share data)

Note 22. Supplemental Disclosures of Cash Flow Information

During fiscal year 2012, we had no new capital lease obligations or lease retirements, and had $589 of capital expenditures in Accounts payable at year-end. During fiscal year 2011, we had no new lease obligations or lease retirements, and had $741 of capital expenditures in Accounts payable at year-end. During fiscal year 2010, we had new leases of $248, lease retirements of $1,453 and $371 of capital expenditures in Accounts payable at year-end. Additionally, we issued $22,959 of Debentures in connection with our acquisition of Western. We paid $194 of that amount in cash in lieu of fractional Debentures.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of September 26, 2012.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed on or before January 24, 2013, and such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed on or before January 24, 2013, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed on or before January 24, 2013, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed on or before January 24, 2013, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed on or before January 24, 2013, and such information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Reports of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this report:

PAGE
Reports of Independent Registered Public Accounting Firm	23-24
Management’s Report on Internal Control over Financial Reporting	25
Consolidated Balance Sheets at September 26, 2012 and September 28, 2011	27
For the years ended September 26, 2012, September 28, 2011, and September 29, 2010:
Consolidated Statements of Earnings	26
Consolidated Statements of Cash Flows	28
Consolidated Statements of Changes in Shareholders’ Equity	29
Notes to Consolidated Financial Statements	30

2. Financial Statement Schedule

Schedule I—Parent Company
Condensed Balance Sheets at September 26, 2012 and September 28, 2011	59
For the years ended September 26, 2012, September 28, 2011and September 29, 2010:
Condensed Statements of Earnings	60
Condensed Statements of Cash Flows	61
Notes to Condensed Parent Company Financial Statements	62

Other schedules have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page 64.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 8, 2012.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 8, 2012.

Signature	Title

/s/ Sardar Biglari	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Sardar Biglari

/s/ Duane E. Geiger	Interim Chief Financial Officer and Vice President (Principal Financial Officer)
Duane E. Geiger

/s/ Bruce Lewis	Controller (Principal Accounting Officer)
Bruce Lewis

/s/ Philip Cooley	Director
Philip Cooley

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

/s/ William L. Johnson	Director
William L. Johnson

/s/ James P. Mastrian	Director
James P. Mastrian

Condensed Balance Sheets

Biglari Holdings Inc. (Parent Company)
(Amounts in $000s)
Schedule I

	September 26, 2012	September 28, 2011

Assets
Cash and cash equivalents	$25,931	$88,004
Investments	248,494	114,176
Other	7,000	5,572
Investments in and advances to/from subsidiaries	105,197	80,879
Total assets	$386,622	$288,631

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$11,162	$1,902
Due to broker	—	7,051
Deferred income taxes	25,873	—
Total current liabilities	37,035	8,953
Deferred income taxes	462	—
Total liabilities	37,497	8,953

Shareholders’ equity	349,125	279,678
Total liabilities and shareholders’ equity	$386,622	$288,631

See accompanying Notes to Condensed Parent Company Financial Statements.

Condensed Statements of Earnings

Biglari Holdings Inc. (Parent Company)
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(Amounts in $000s)
Schedule I (continued)

	2012	2011	2010
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Income
Distributed earnings from subsidiaries	$—	$28,094	$26,679
Undistributed earnings/losses from subsidiaries	28,306	5,500	1,390
Total	28,306	33,594	28,069

Costs, expenses and other
General and administrative	18,374	4,768	2,068
Interest	14	1,589	1,635
Other income, net	(3,412)	(329)	(67)
Investment income	(4,152)	(7,970)	(4,024)
Total	10,824	(1,942)	(388)

Income taxes	(4,111)	971	363

Net earnings	$21,593	$34,565	$28,094

See accompanying Notes to Condensed Parent Company Financial Statements.

Condensed Statements of Cash Flows

Biglari Holdings Inc. (Parent Company)
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(Amounts in $000s)
Schedule I (continued)

	2012	2011	2010
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities
Net earnings	$21,593	$34,565	$28,094
Adjustments to reconcile net earnings to net cash:
Excess distributed earnings of subsidiaries	—	128,749	34,489
Undistributed earnings of subsidiaries	(28,306)	(5,500)	(1,390)
Provision for deferred income taxes	(3,570)	—	—
Realized investment gains/losses	(4,152)	(7,360)	(3,802)
Derivative and short sale gains/losses	—	(610)	(222)
Changes in accounts payable and accrued expenses	7,346	239	2,487
Other	(3,483)	(198)	657
Net cash (used in) provided by operating activities	(10,572)	149,885	60,313
Investing activities
Investments in and advances to/ from subsidiaries, net	7,239	2,611	(32,637)
Additions of property and equipment	(624)	(661)	(2,589)
Purchases of investments	(101,004)	(171,893)	(73,228)
Sales of investments	49,536	90,058	47,112
Changes in due to/from broker	(7,051)	3,148	3,903
Payments for acquisitions	—	—	(4,107)
Net cash used in investing activities	(51,904)	(76,737)	(61,546)
Financing activities
Principal payments on long-term debt	—	(22,765)	—
Cash paid in lieu of fractional shares	—	—	(711)
Proceeds from exercise of stock options and employees stock purchase plan	29	29	345
Excess tax benefits from stock-based awards	382	3	—
Repurchase of employee shares for tax withholding	(8)	(541)	(257)
Net cash provided by (used in) financing activities	403	(23,274)	(623)
(Decrease) increase in cash and cash equivalents	(62,073)	49,874	(1,856)
Cash and cash equivalents at beginning of year	88,004	38,130	39,986
Cash and cash equivalents at end of year	$25,931	$88,004	$38,130

See accompanying Notes to Condensed Parent Company Financial Statements.

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(Amounts in $000s)

Note 1. Basis of Presentation

Biglari Holdings Inc.’s (the “Company”) condensed financial information has been derived from the consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K.

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

Note 2. Subsidiary Transactions

Dividends
No cash dividends were received during fiscal year 2012. During fiscal year 2011, the Company received cash dividends from subsidiaries of $156,843, which included distributions of current year earnings of $28,094 and historical earnings of $128,749. The Company received cash dividends from subsidiaries of $61,168 in fiscal year 2010, which included distributions of current year earnings of $26,679 and historical earnings of $34,489.

Our wholly-owned subsidiary has a credit facility that imposes restrictions on its ability to transfer funds to the Company through intercompany loans, distributions, or dividends.

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

Note 3. Investments
Investments consisted of the following:

	2012	2011
Cost	$180,240	$122,762
Gross unrealized gains	68,715	1,950
Gross unrealized losses	(461)	(10,536)
Fair value	$248,494	$114,176

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(Years ended September 26, 2012, September 28, 2011, and September 29, 2010)
(Amounts in $000s)

On September 26, 2012, most of our investments were concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.  As of September 26, 2012, unrealized losses on available for sale equity securities in a continuous unrealized loss position for more than twelve consecutive months were $461. We considered several factors in determining other-than-temporary impairment losses including the current and long-term business prospects of the issuer, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers.

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

Realized investment gains/losses for the years ended September 26, 2012, September 28, 2011, and September 29, 2010 were as follows:

	2012	2011	2010
Gross realized gains on sales	$4,536	$7,775	$3,810
Gross realized losses on sales	$(384)	$(415)	$(8)

From time to time, the Company enters into certain derivative transactions as part of its investment strategy. In accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, these derivatives are marked to market for each reporting  period and this fair value adjustment is recorded as a gain or loss in the Condensed Statement of Earnings. We believe that realized investment gains/losses are often meaningless in terms of understanding reported results. Short-term investment gains/losses have caused and may continue to cause significant volatility in our results.

The Company has entered into short sales on certain equity securities, that is, a transaction in which the Company sells securities it does not own. The Company’s use of short sales involves the risk that the price of the security in the open market may be higher when it is purchased in order to close out the Company’s short position, resulting in a loss to the Company. Such a loss is theoretically limitless because there are no restrictions on the potential increase in the price of a security, or any guarantee as to the price at which the Company would be able to purchase the security in the open market. Securities sold in short sale transactions and the interest and dividends payable on such securities, if any, are reflected as a liability in Accrued expenses in the Condensed Balance Sheet. As of September 26, 2012 and September 28, 2011 we had no outstanding short sales.

For the year ended September 28, 2011, the Company recorded investment gains of $610 related to the change in fair value of derivatives and securities sold short. For the year ended September 29, 2010, the Company recorded investment gains from marking derivatives to market of $222.

Note 4. Debt
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

Note 5. Income Taxes
Federal income taxes are paid based on the consolidated results of Biglari Holdings.

INDEX TO EXHIBITS

Exhibit Number	Description

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 0-8445, unless otherwise indicated.

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

10.04*	2005 Director Stock Option Plan. (Incorporated by reference to Appendix B to the Company’s definitive Proxy Statement dated December 20, 2004).

10.05*	2006 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2006).

10.06*	2006 Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2006).

10.07*	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2006).

10.08*	2007 Non-Employee Director Restricted Stock Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2007).

10.09*	2008 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated February 8, 2008).

10.10*
Form of Employee Stock Option Agreement under the Company’s 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 9, 2008).

10.11*
Form of 2008 Equity Incentive Plan Restricted Stock Agreement under the Company’s 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 9, 2008).

10.12*
The Steak n Shake Non-Qualified Savings Plan, amended and restated as of March 15, 2010.  (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated April 22, 2010).

10.13
Multiple Unit Franchise Agreement, dated as of September 21, 2005, by and among the Company, Reinwald Enterprises Emory, LLC and Reinwald Enterprises Wild Geese, LLC.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2005).

10.14*
Form of Indemnity Agreement entered into on October 9, 2007 with the following Officers and Directors of the Company: Jeffrey A. Blade, Duane E. Geiger, Alan B. Gilman, Omar Janjua, David C. Milne, Thomas Murrill, Gary T. Reinwald, Steven M. Schiller, J. Michael Vance, Geoff Ballotti, Wayne Kelley, Charles Lanham, Ruth Person, John W. Ryan, J. Fred Risk, Steven M. Schmidt, Edward Wilhelm, and James Williamson, Jr.  (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2007).

Exhibit Number	Description

10.15*
Severance Agreement, dated as of January 26, 2010, by and between the Company and Duane Geiger. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 23, 2009).

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

10.18
Credit Agreement, dated as of September 25, 2012, by and among Steak n Shake Operations, Inc., as borrower, Steak n Shake Enterprises, Inc., as a subsidiary guarantor, Steak n Shake, LLC, as a subsidiary guarantor, the lenders party thereto, Fifth Third Bank, as lead arranger, book manager, administrative agent, collateral agent, swingline lender and issuing bank, Regions Bank, as syndication agent, and Wells Fargo Bank, N.A. and Compass Bank, as co-documentation agents.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2012).

10.19
Security Agreement, dated as of September 25, 2012, by Steak n Shake Operations, Steak n Shake Enterprises, Inc. and Steak n Shake, LLC, as pledgers, assignors and debtors, in favor of Fifth Third Bank, in its capacity as collateral agent, pledgee, assignee and secured party.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 28, 2012).

14.01	Code of Conduct, dated May 17, 2010.

21.01	Subsidiaries of the Company.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.01	Section 1350 Certifications.

101**
The following financial information from Biglari Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended September 26, 2012, formatted in XBRL (Extensible Business Reporting Language), includes: (i) the Consolidated Balance Sheets as of September 26, 2012 and September 28, 2011, (ii) the Consolidated Statements of Earnings for the Years Ended September 26, 2012, September 28, 2011, and September 29, 2010, (iii) the Consolidated Statements of Cash Flows for the Years Ended September 26, 2012, September 28, 2011, and September 29, 2010, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 26, 2012, September 28, 2011, and September 29, 2010, and (v) the Notes to Consolidated Financial Statements and Schedule I, tagged in summary and detail.

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