Form 10-K/A
period 2012-09-26
BIGLARI HOLDINGS INC.
filed 2013-01-24
CIK 93859

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No o
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No o
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
As of January 21, 2013 1,433,716 shares of the registrant’s Common Stock, $0.50 stated value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings,” “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended September 26, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2012 (the “Original Filing”).  Since we will not file our definitive proxy statement within 120 days of our fiscal year ended September 26, 2012, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position with Company
Sardar Biglari(1)	35
Chief Executive Officer -
    Biglari Holdings
    Biglari Capital Corp. (“Biglari Capital”)
    Steak n Shake Operations, Inc. (“Steak n Shake”)
Western Sizzlin Corporation (“Western”)

Chairman -
    Biglari Holdings
    Biglari Capital
    Steak n Shake
    Western

Duane E. Geiger	50	Interim Chief Financial Officer - Biglari Holdings Chief Financial Officer - Steak n Shake

Bruce Lewis	48	Controller – Biglari Holdings

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

Mr. Lewis was named Controller in January 2012.  From 2007 to 2011, Mr. Lewis was Senior Vice President and Controller of Blockbuster, Inc.

Our executive officers are appointed annually by the Board of Directors, or at such interim times as circumstances may require.

Directors

Our Board of Directors currently consists of six members, each of whom is elected to serve one year, or until his or her successor is duly elected and qualified, or until he or she resigns, is removed or becomes disqualified.

Name	Age	Position and Business Experience

Sardar Biglari	35
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

Philip L. Cooley	69
Vice Chairman of the Board since April 2009.  Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, from 1985 until his retirement in May 2012.  Served as an advisory director of Biglari Capital since 2000 and as Vice Chairman and a director of Western from March 2006 and December 2005, respectively, until its acquisition by Biglari Holdings in March 2010.  Director of CCA Industries since August 2011.  Dr. Cooley has extensive business and investment knowledge and experience.  He also has experience serving on the boards of directors of public companies.

Kenneth R. Cooper	68
Director of Biglari Holdings since 2010.  Attorney in the private practice of law in San Antonio, Texas specializing in real estate transactions.  Served as a director of Western from February 2007 until its acquisition by Biglari Holdings in March 2010.  Mr. Cooper has extensive real estate experience and knowledge of Western’s business.

William L. Johnson	70
Director of Biglari Holdings since February 2012. President and Chief Executive Officer of The Berean Group, LLC, a business consulting firm, since June 2002.  Vice Chairman of the Board of Fremont Michigan InsuraCorp, Inc., a property and casualty insurance provider, from 2003 until 2011.  Mr. Johnson has leadership, business management and public company experience.

James P. Mastrian	70
Director of Biglari Holdings since August 2012.  Mr. Mastrian retired from Rite Aid Corporation in August 2008.  He was the special advisor to the Chairman and Chief Executive Officer.  Chief Operating Officer of Rite Aid Corporation from October 2005 to August 2007.  Director of CCA Industries from 2009 to August 2012.  Mr. Mastrian served in a leadership role in the retail sector and has extensive marketing experience.

Ruth J. Person	67
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

Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Section 16(a) forms were required for those persons, the Corporation believes that during fiscal 2012 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

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

Changes to Procedures for Shareholders to Nominate Persons for Election to the Board of Directors

There were no material changes made during fiscal 2012 to the procedures by which shareholders may recommend nominees to our Board of Directors.

Audit Committee Matters

The Board has established an Audit Committee in accordance with Section 3(a)(58)A of the Exchange Act.  The Audit Committee consists of Kenneth R. Cooper, William L. Johnson, James P. Mastrian and Ruth J. Person.  The Board of Directors has determined that each of William L. Johnson, James P. Mastrian and Ruth J. Person meets the definition of “audit committee financial expert” as that term is used in Item 407(d)(5) of Regulation S-K promulgated under the Exchange Act.  All current members of the Audit Committee meet the criteria for independence set forth in Rule 10A-3 under the Exchange Act and in Section 303A of the New York Stock Exchange Listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide shareholders with a better understanding of our compensation philosophy, core principles, and decision making process.  It explains the compensation-related actions taken with respect to the executive officers who are identified in the Summary Compensation Table (the “Named Executive Officers”).  Details regarding the compensation we paid to the Named Executive Officers for fiscal 2012 are found in the tables and narrative which follows them.

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

Our executive compensation consists exclusively of a salary and a cash bonus.  In fiscal 2009, our restructuring into a diversified holding company effected significant changes to our compensation system.  For example, throughout fiscal 2010 and 2011, our executive officers consisted of only our Chief Executive Officer, Sardar Biglari, and our Interim Chief Financial Officer, Duane Geiger.  One executive officer was added in fiscal 2012, our Controller, Bruce Lewis.  In fiscal 2010, the Governance, Compensation and Nominating Committee and our shareholders approved the Amended and Restated Incentive Bonus Agreement with Mr. Biglari (the “Incentive Agreement”), which embodies the pay-for-performance ethos of the Company and its focus on maximizing long-term shareholder value.

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

The Committee has delegated to Mr. Biglari the responsibility of establishing the compensation of other executive officers.  Factors Mr. Biglari considers in setting executive officer salary are typically subjective, such as his perception of the merits of the executive’s performance and any changes in that executive’s functional responsibilities.  Mr. Biglari will also affix the compensation for the senior executives of the Company’s major subsidiaries.  He may utilize different incentive arrangements, with their terms dependent upon such elements as the economic potential or capital intensity of the business.  The incentives could be large and will always be tied to the operating results for which an executive exercises authority.

Compensation of Named Executive Officers—Fiscal Years 2012, 2011 and 2010

Compensation of Sardar Biglari

After the Corporation’s restructuring as a diversified holding company Mr. Biglari’s duties increased substantially.  In recognition of Mr. Biglari’s expanded and significant role, the Committee decided to redesign his compensation arrangement to coincide more sensibly with his numerous operating and capital-allocation responsibilities.  Furthermore, the Company and the Committee espouse a results-oriented, pay-for-performance incentive system that reflects its entrepreneurial culture.  To assure a fair, objective, and reasoned compensation system, the Committee retained Towers Watson, nationally recognized compensation consultants, to assist in formulating an appropriate incentive compensation arrangement.  The Committee firmly believes it has designed a compensation system that is rational, innovative, and equitably aligned with shareholder interests.  In essence, the rationale underlying the remuneration plan emphasizes that pay is based upon performance, and is in line with the compensation paid by the Company’s peer group.

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

Because of the Company’s strategic direction and business model, the Committee reviewed the pay practices and fee structures of a broad group of asset managers.  The most common type of incentive arrangement was based on a percentage of returns or gains above a predetermined hurdle rate.  The Committee noted that this type of arrangement resembled Mr. Biglari’s compensation arrangement as Chairman and Chief Executive of Biglari Capital prior to the Company’s acquisition of Biglari Capital, general partner of the Lion Fund.

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

For fiscal 2012, the Company’s adjusted book value increased approximately $77.2 million, or 24.9%, resulting in an incentive bonus payment to Mr. Biglari of $10,000,000, the maximum incentive bonus under the Incentive Agreement.  The increase in adjusted book value included $52.0 million of investment gains, composed of realized gains of $2.6 million ($4.2 million pre-tax) and unrealized appreciation of $49.4 million ($79.6 million pre-tax).  If investment gains had not contributed to the increase in book value in fiscal 2012, the incentive bonus payment to Mr. Biglari would have been approximately $1.6 million.  In fiscal 2012, investment gains significantly increased the Company’s economic and book value. We believe in linking pay to economic gain. Over time we believe economic gains will be reflected in the Company’s share price.  For fiscal 2011, the Company’s adjusted book value increased approximately $32.8 million, or 11.7%, resulting in an incentive bonus payment to Mr. Biglari of $3,992,391.  For fiscal 2010, Mr. Biglari’s incentive bonus was determined solely with respect to the fourth fiscal quarter, during which the Company’s adjusted book value grew by 3.2%.  Accordingly, a pro rata adjusted book value growth hurdle of approximately 1.4% (based on the number of days in such quarter) was used to determine the incentive bonus payment to Mr. Biglari, and the 3.2% increase in the Company’s adjusted book value during such quarter resulted in an incentive bonus payment to Mr. Biglari of $1,206,896.

Mr. Biglari’s current base salary of $900,000 was set during fiscal 2009 by the Compensation Committee of the Board of Directors (prior to being merged with the Governance and Nominating Committee).

Compensation of Interim Chief Financial Officer

The salary and bonus for the Interim Chief Financial Officer in fiscal 2012, 2011 and 2010 were based upon the decision of Mr. Biglari.  In determining such amounts, Mr. Biglari considered subjective factors such as his perception of the executive’s performance and changes in functional responsibility.

Compensation of Controller

The salary and bonus for the Controller in fiscal 2012 were based upon the decision of Mr. Biglari.  In determining such amounts, Mr. Biglari considered subjective factors such as his perception of the executive’s performance and changes in functional responsibility.

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

Mr. Lewis does not have an employment agreement with the Corporation.

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

In fiscal 2012, we did not pay compensation that was not deductible under Section 162(m).

Compensation Policies Relating to Risk Management

The Committee believes that our compensation policies and practices do not encourage unnecessary or excessive risk taking and that any risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Corporation.

Summary Compensation Information

The following table shows the compensation paid to the Company’s Chief Executive Officer, Interim Chief Financial Officer and Controller, who are the Company’s only executive officers and whom we refer to herein collectively as our “Named Executive Officers,” for the 2012, 2011 and 2010 fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)a	All Other Compensation($)		Total ($)
Sardar Biglari,	2012	$900,000	$-	$10,000,000	$17,788	b	$10,917,788
Chairman / Chief	2011	$900,000	$-	$3,992,391	$30,264	b	$4,922,655
Executive Officer	2010	$900,000	$-	$1,206,896	$15,660		$2,122,556

Duane Geiger,	2012	$227,692	$230,000	$-	$15,066		$472,758
Interim Chief	2011	$200,000	$200,000	$-	$12,830		$412,830
Financial Officer	2010	$200,000	$160,000	$-	$11,389		$371,389

Bruce Lewis,	2012	$231,385	$218,000	$-	$40,416	c	$489,801
Controller

a.	Represents incentive bonus payment made in accordance with the terms of the Incentive Agreement.

b.
Includes the value of director’s fees ($17,500 in 2012 and $30,000 in 2011) received by Mr. Biglari from serving on the Board of Directors of CCA Industries, in which the Company has a significant ownership interest.

c.	Includes reimbursed relocation expenses of $40,080.

Plan-Based Award Grants

The Corporation does not grant any awards under its equity incentive plans because they have been suspended indefinitely.  Under the terms of the Incentive Agreement, the maximum incentive payment that Mr. Biglari may receive with respect to fiscal 2013 is $10 million.

Outstanding Equity Awards

The following table sets forth certain information about outstanding option awards held by the Named Executive Officers as of the end of fiscal 2012.  There were no unvested restricted stock awards held by the Named Executive Officers as of the end of fiscal 2012.  The information provided in this table reflects the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mr. Biglari	N/A

Mr. Geiger	375a	—	349.40	2/8/16
	365a	—	354.40	2/6/17
	820a	—	149.60	4/12/18

Mr. Lewis	N/A

a.	These options vest at a rate of 25% per year beginning on the first anniversary of the date of grant and expire ten years from the date of grant.

Award Exercise and Vesting

The following table sets forth the number of options exercised during the year and the resulting value realized by the Named Executive Officer.  The information provided in this table reflects the 1-for-20 reverse stock split effective as of the end of business December 18, 2009.  No restricted stock vested to the Named Executive Officers during fiscal 2012.

OPTION EXERCISES AND STOCK VESTED

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise($)a
Mr. Geiger	349	$29,255

a.	Mr. Geiger exercised options on May 3, 2012. The amount in this column includes the value at the time of exercise, based on the price of our Common Stock at the time of exercise ($408.23).

Retirement Benefits

We maintain two plans that provide retirement income to all eligible employees, including the Named Executive Officers:

401(k) Plan

The Steak n Shake 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution plan covering substantially all employees, including the Named Executive Officers, after they have attained age 21 and completed six months of service and allows employees to defer up to 20% of their salaries.  The Corporation made non-discretionary matching contributions through October 14, 2008.  During October 2008, the 401(k) Plan was amended to eliminate the non-discretionary contributions and allow for discretionary matching contributions.  Discretionary matching contributions were made in each of fiscal years 2010, 2011 and 2012.  Going forward, discretionary contributions will be based on the profitability of the Corporation and subject to quarterly revision.  The Named Executive Officers and other “highly compensated employees” (as that term is defined by IRS regulations) are limited to contributing 1% of their cash compensation to the 401(k) Plan.

Non-Qualified Savings Plan

The Steak n Shake Non-Qualified Savings Plan (the “Deferred Compensation Plan”) is available to all highly compensated employees, including the Named Executive Officers.  Investment options offered under the Deferred Compensation Plan are identical to those offered in the 401(k) Plan.  Before a participant may make contributions under the Deferred Compensation Plan, the participant must first contribute 1% of his or her earnings to the 401(k) Plan.  Until November 2008 we matched participant contributions in the amount of 50% of the aggregate deferrals into both plans, up to 6% of the participant’s cash compensation.  Matching contributions were suspended in November 2008.  Matching contributions were resumed in fiscal year 2010 and were also made in fiscal years 2011 and 2012. Total deferrals under both the Deferred Compensation Plan and 401(k) Plan are limited to 20% of the aggregate of a participant’s salary and annual incentive bonus, which means that as a result of the 1% of compensation deferred to the 401(k) Plan, the most a participant may defer to the Deferred Compensation Plan is 19% of his or her total cash compensation.  Matching contributions under the Deferred Compensation Plan vest over the first six years of employment, at a rate of 20% per year beginning on the second anniversary of employment.  A participant’s account balance will be distributed at a time directed by the participant.  Participants may elect that distributions be made in a lump sum or in equal annual installments over a period of up to ten (10) years.  Withdrawals from the Deferred Compensation Plan are limited to the withdrawal of participant contributions in cases of financial hardship.

The following table describes the contributions, earnings and balance at the end of fiscal 2012 for each of the Named Executive Officers who participated in the Deferred Compensation Plan.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Yeara	Company Contributions in Last Fiscal Yearb	Aggregate Earnings in Last Fiscal Year	Distributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year-end
Mr. Geiger	$20,923	$4,146	$5,076	$0	$51,345

a.	The amounts in this column are also included in the Summary Compensation Table in the “Salary” column.

b.	The amounts in this column are also included in the Summary Compensation Table in the “All Other Compensation” column.

Potential Payments Upon Termination of Employment

As discussed above in “Compensation Discussion and Analysis – Employment Agreements, Severance and Change-in-Control Arrangements– Effect of a Change in Control, Death, Disability or Retirement on Equity Grants,” some of our prior equity awards accelerate upon a change in control or upon the retirement, death or disability of the holder.  All prior equity awards granted to Mr. Geiger have vested.  In January 2010, the Company and Mr. Geiger entered into an agreement that provides that only in the event Mr. Biglari ceases to be Chairman and Chief Executive Officer of the Company does Mr. Geiger have the option of terminating his employment with the Company and receiving a lump sum severance payment equal to one year of his then current base compensation ($240,000 as of the end of fiscal 2012).

For a description of the rights to which Mr. Biglari is entitled in the event of a change in control of the Corporation, Mr. Biglari’s termination by the Corporation without “cause” or Mr. Biglari’s resignation for “good reason,” see “Compensation Discussion and Analysis – Employment Agreements, Severance and Change-in-Control Arrangements – Termination Events Under the Incentive Agreement” and “Related Person Transactions.”  Mr. Biglari has not received any stock awards from the Corporation.

Director Compensation

Directors of the Corporation who are employees or spouses of employees do not receive fees for attendance at directors’ meetings.  At the beginning of fiscal year 2012, a director who was not an employee or a spouse of an employee received an annual cash retainer of $32,000, and the Chair of the Governance, Compensation and Nominating Committee received an annual cash retainer of $37,000.  Effective January 23, 2012, these amounts were increased to $45,000 and $50,000, respectively.  For his role as Vice Chairman of the Board and such other duties as designated by the Board, Dr. Cooley received an annual cash retainer of $120,000, which was increased to $210,000 effective September 7, 2012.  In connection therewith, Dr. Cooley resigned from each of the Governance, Compensation and Nominating Committee and the Audit Committee (for which he had served as Chair), and the annual cash retainer of the new Chair of the Audit Committee was set at $50,000.  In addition, non-employee directors receive cash meeting attendance fees as follows:

•	$3,500 for each in-person Board meeting attended;

•	$1,250 for each committee meeting attended in-person not held in conjunction with a Board meeting;

•	$500 for each committee meeting attended held in conjunction with a Board meeting; and

•	$500 for any meeting (Board or committee) in which the director participated by phone.

From November 2008 to March 2009, we paid all retainers in Company stock.  We discontinued that practice to avoid equity dilution.  Effective April 1, 2009, all annual retainers have been paid in cash only.

The following table provides compensation information for the fiscal year ended September 26, 2012 for each non-management member of the Board who served on the Board during such fiscal year:

Name	Fees Earned or Paid in Cash	All Other Compensation		Total
Philip L. Cooley	$136,000	$17,500	a	$153,500
Ruth J. Person	$47,481	$—		$47,481
Kenneth R. Cooper	$55,981	$—		$55,981
William L. Johnsonb	$36,428	$—		$36,428
James P. Mastrianc	$7,427	$—		$7,427

a.	Represents the value of director’s fees received by Dr. Cooley from serving on the Board of Directors of CCA Industries, in which the Company has a significant ownership interest.

b.	Mr. Johnson was elected to the Board of Directors on February 8, 2012.

c.	Mr. Mastrian was elected to the Board of Directors on August 14, 2012.

In the past we compensated our non-employee directors with equity-based awards, the value of which was tied to increases in the value of our Common Stock.  During fiscal year 2010, we resolved to suspend, indefinitely, all future option grants and placed a moratorium on the issuance of restricted stock.  Accordingly, we did not grant any stock options, shares of restricted stock or other equity compensation to our directors in the fiscal year ended September 26, 2012.

Governance, Compensation and Nominating Committee Report

The Governance, Compensation and Nominating Committee of the Board is composed of the persons identified below.  We have reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K/A on pages 4 to 8.  Based on our review and discussions with management, we recommended to the Board that the Compensation Discussion and Analysis be included in the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended September 26, 2012.  Submitted by the members of the Governance, Compensation and Nominating Committee of the Board:

Kenneth R. Cooper, William L. Johnson, James P. Mastrian and Ruth J. Person.

Compensation Committee Interlocks And Insider Participation

During fiscal year 2012, the Governance, Compensation and Nominating Committee of the Board consisted of Kenneth R. Cooper, Philip L. Cooley (until September 7, 2012), Ruth J. Person, William L. Johnson (effective February 8, 2012) and James P. Mastrian (effective August 14, 2012).  None of these individuals has at any time been an officer or employee of the Corporation.  During fiscal year 2012, none of our executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board or Governance, Compensation and Nominating Committee served as an executive officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Stock

The following table shows as of January 16, 2013 the number and percentage of outstanding shares of our Common Stock beneficially owned by each person or entity known to be the beneficial owner of more than 5% of our Common Stock:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Sardar Biglari 17802 IH 10 West, Suite 400 San Antonio, Texas 78257	221,873	(1)	15.5

GAMCO Investors, Inc. One Corporate Center Rye, New York 10580-1435	145,620	(2)	10.2

Kovitz Investment Group, LLC 115 S. LaSalle St., 27th Floor Chicago, IL 60603	110,596	(3)	7.7

Blackrock, Inc. 40 East 52nd Street New York, NY 10022	103,700	(4)	7.2

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	90,035	(5)	6.3

The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	78,597	(6)	5.5

(1)
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

(2)	This information was obtained from a Schedule 13D/A filed with the SEC on June 11, 2012.

(3)	This information was obtained from a Form 13F filed with the SEC on November 14, 2012.

(4)	This information was obtained from a Schedule 13G/A filed with the SEC on February 13, 2012.

(5)	This information was obtained from a Schedule 13G/A filed with the SEC on February 14, 2012.

(6)	This information was obtained from a Schedule 13G/A filed with the SEC on February 9, 2012.

The following table shows the total number of shares of our Common Stock beneficially owned as of January 16, 2013 and the percentage of outstanding shares for (i) each director, (ii) each Named Executive Officer, and (iii) all directors and executive officers, as a group:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Sardar Biglari	221,873	(1)	15.5
Philip L. Cooley	4,952	(2)	*
Duane E. Geiger	2,986	(3)	*
Ruth J. Person	357		*
Kenneth R. Cooper	120		*
William L. Johnson	100		*
James P. Mastrian	—		—
Bruce Lewis	—		—
All directors and executive officers as a group (8 persons)	225,258	(4)	15.7

*	Less than 1%

(1)
Includes 10,073 shares owned directly by Mr. Biglari, 203,357 shares owned directly by the Lion Fund, 2,386 shares owned directly by Western Acquisitions, 892 shares held under the 401(k) Plan, 213 shares held under the Deferred Compensation Plan and 4,952 shares beneficially owned by Dr. Cooley.  See footnote 1 above.

(2)	Includes 550 shares owned by Dr. Cooley’s spouse. Dr. Cooley disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(3)	Includes 1,560 shares that may be acquired pursuant to stock options, 127 shares held under the 401(k) Plan and 51 shares held under the Deferred Compensation Plan.

(4)	Includes 1,560 shares that may be acquired pursuant to stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of September 26, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,036	$275.89	27,834
Equity compensation plans not approved by security holders	—	$—	—
Total	10,036	$275.89	27,834

During fiscal year 2010, we resolved to suspend, indefinitely, all future option grants and placed a moratorium on the issuance of restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Person Transactions

On January 11, 2013, the Company, also referred to as “Licensee,” entered into a Trademark License Agreement (the “License Agreement”) with Sardar Biglari, Chairman and Chief Executive Officer of the Company (“Licensor”). The License Agreement was unanimously approved by the Governance, Compensation and Nominating Committee of the Board of Directors of the Company.

Under the License Agreement, Licensor granted to Licensee an exclusive license to use the name and mark Biglari (alone or in connection with other terms and/or designs) (the “Licensed Marks”) in association with the provision of investment services, franchising services, financial services, restaurant franchising (including business management assistance in the establishment and/or operating of restaurants), hospitality services, hotel management services, insurance services, restaurant services, retail and retail related services, real estate services and apparel (collectively, the “Products” and the “Services”) throughout the world. Upon (a) the expiration of twenty years from the date of the License Agreement (subject to extension as provided in the License Agreement), (b) the death of Licensor, (c) the termination of Licensor’s employment by Licensee for Cause (as defined in the License Agreement), or (d) Licensor’s resignation from his employment with Licensee absent an Involuntary Termination Event (as defined in the License Agreement), the Licensed Marks for the Products and Services will transfer from Licensor to Licensee without any compensation if Licensee is continuing to use the Licensed Marks in the ordinary course of its business. Otherwise, the rights will revert to Licensor.

The license provided under the License Agreement is royalty-free unless and until one of the following events occurs: (i) a Change of Control (as defined in the License Agreement) of Licensee; (ii) the termination of Licensor’s employment by Licensee without Cause; or (iii) Licensor’s resignation from his employment with Licensee due to an Involuntary Termination Event (each, a “Triggering Event”). Upon the occurrence of a Triggering Event and for a specified period of no less than five years thereafter, Licensor will be entitled to receive a royalty from Licensee equal to two and one-half percent of revenues received by Licensee, its subsidiaries and affiliates from Products, Services and businesses associated with a Licensed Mark prior to or following the Triggering Event, as specifically provided in the License Agreement.

Mr. Biglari (together with his affiliates), Dr. Cooley (who is also a member of the advisory board of the Lion Fund) and Mr. Cooper have made investments in the Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations.  As of September 30, 2012, the fair value of these investments was $2,272,305, $66,494 and $167,534, respectively.

Except as set forth above, there are no transactions that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Exchange Act.

Director Independence

The Board has determined that all of its members, other than Mr. Biglari and Dr. Cooley, are “independent” within the meaning of the listing standards of the New York Stock Exchange because none of them has, directly or indirectly, any material relationship with the Company.  The Board has made these determinations after considering the following:

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

Deloitte & Touche LLP has advised us that they have billed or will bill us the following amounts for services for each of the last two fiscal years.

Type of Fee	Fiscal 2012	Fiscal 2011
Audit Fees(1)	$577,000	$544,320
Audit-Related Fees(2)	48,200	39,200
Tax Fees(3)	-	4,500
Total Fees for the Applicable Fiscal Year	$625,200	$588,020

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

Pre-approval Policy

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditor and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  In each of fiscal 2012 and 2011, the Audit Committee pre-approved the services reported above as audit-related services and tax fees and Deloitte & Touche LLP did not provide any other services during such years.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Amendment:

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 24, 2013.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on January 24, 2013.

Signature	Title

/s/ Sardar Biglari	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Sardar Biglari

/s/ Duane E. Geiger	Interim Chief Financial Officer and Vice President (Principal Financial Officer)
Duane E. Geiger

/s/ Bruce Lewis	Controller (Principal Accounting Officer)
Bruce Lewis

/s/ Philip Cooley	Director
Philip Cooley

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

/s/ William L. Johnson	Director
William L. Johnson

/s/ James P. Mastrian	Director
James P. Mastrian

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

INDEX TO EXHIBITS

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications