Form 10-Q
period 2012-12-19
BIGLARI HOLDINGS INC.
filed 2013-01-25
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 19, 2012

or

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

As of January 23, 2013 1,433,716 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

Index

BIGLARI HOLDINGS INC.

Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 19, 2012	September 26, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,130	$60,359
Investments	305,634	269,858
Receivables, net of allowance of $740 and $744, respectively	6,269	7,001
Inventories	6,676	6,624
Assets held for sale	1,067	2,357
Other current assets	2,996	2,798
Total current assets	354,772	348,997
Property and equipment, net	352,588	356,638
Goodwill	27,529	27,529
Other intangible assets, net	6,079	6,248
Other assets	8,859	9,109
Investments held by consolidated affiliated partnerships	23,730	25,266
Total assets	$773,557	$773,787
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$40,005	$33,210
Accrued expenses	42,352	53,866
Revolving credit	15,000	—
Deferred income taxes	15,546	19,367
Current portion of obligations under leases	5,743	5,713
Current portion of long-term debt	9,802	12,138
Total current liabilities	128,448	124,294
Deferred income taxes	8,442	8,675
Obligations under leases	108,921	110,353
Long-term debt	120,250	120,250
Other long-term liabilities	9,069	9,002
Total liabilities	375,130	372,574
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests of consolidated affiliated partnerships	53,274	52,088
Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,511,174 shares issued at December 19, 2012 and September 26, 2012, 1,227,973 and 1,227,928 shares outstanding (net of treasury stock), respectively	756	756
Additional paid-in capital	140,390	143,035
Retained earnings	256,545	251,983
Accumulated other comprehensive income	38,007	43,897
Treasury stock – at cost: 283,201 and 283,246 shares (includes 205,743 shares held by consolidated affiliated partnerships) at December 19, 2012 and September 26, 2012, respectively	(90,545)	(90,546)
Biglari Holdings Inc. shareholders’ equity	345,153	349,125
Total liabilities and shareholders’ equity	$773,557	$773,787

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
 (Unaudited)

(In thousands, except share and per share data)	Twelve Weeks Ended

	December 19, 2012	December 21, 2011

Net revenues
Restaurant Operations:
Net sales	$163,739	$161,516
Franchise royalties and fees	2,474	2,144
Other revenue	525	530
Total	$166,738	164,190
Investment Management Operations:
Consolidated Affiliated Partnerships:
Investment gains/losses	(348)	2,124
Other income	121	76
Total	(227)	2,200
Total net revenues	166,511	166,390

Costs and expenses
Cost of sales	47,954	45,424
Restaurant operating costs	77,360	73,963
General and administrative	13,577	13,258
Depreciation and amortization	5,943	6,301
Marketing	10,233	8,887
Rent	4,012	4,047
Pre-opening costs	—	101
Loss on disposal of assets	207	216
Other operating (income) expense	(105)	(519)
Total costs and expenses, net	159,181	151,678

Other income (expenses)
Interest, dividend and other investment income	2,544	626
Interest on obligations under leases	(2,208)	(2,325)
Interest expense	(1,737)	(1,855)
Realized investment gains/losses	1	3,595
Total other income (expenses)	(1,400)	41

Earnings before income taxes	5,930	14,753

Income taxes	1,543	4,760

Net earnings	4,387	9,993
Earnings attributable to redeemable noncontrolling interest:
Income allocation	154	(1,234)
Incentive fee	21	36
Total earnings/loss attributable to redeemable noncontrolling interests	175	(1,198)
Net earnings attributable to Biglari Holdings Inc.	$4,562	$8,795

Earnings per share attributable to Biglari Holdings Inc.
Basic earnings per common share	$3.42	$6.60
Diluted earnings per common share	$3.42	$6.58

Weighted average shares and equivalents
Basic	1,333,309	1,333,467
Diluted	1,335,729	1,335,926

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

(In thousands)	Twelve Weeks Ended

	December 19, 2012	December 21, 2011

Net earnings attributable to Biglari Holdings Inc.	$4,562	$8,795
Other comprehensive income:
Reclassification of investment appreciation in net earnings	(1)	(1,453)
Applicable income taxes	—	552
Net change in unrealized gains and losses on investments	(9,499)	20,416
Applicable income taxes	3,610	(7,758)
Other comprehensive income, net	(5,890)	11,757
Total comprehensive income (loss)	$(1,328)	$20,552

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

(In thousands)	Twelve Weeks Ended

	December 19, 2012	December 21, 2011
Operating activities
Net earnings	$4,387	$9,993
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	5,943	6,301
Provision for deferred income taxes	(443)	698
Stock-based compensation and other non-cash expenses	106	157
Loss on disposal of assets	207	216
Realized investment gains/losses	(1)	(3,595)
Changes in receivables and inventories	690	(2,082)
Changes in other assets	(120)	(1,554)
Changes in accounts payable and accrued expenses	(5,313)	(1,085)
Investment operations of consolidated affiliated partnerships:
Purchases of investments	—	(5,114)
Sales of investments	535	11,268
Realized investment gains, net	(87)	(1,426)
Unrealized gains/losses on marketable securities held by consolidated affiliated partnerships	435	(698)
Changes in cash and cash equivalents held by consolidated affiliated partnerships	653	(6,630)
Net cash provided by operating activities	6,992	6,449
Investing activities
Additions of property and equipment	(1,182)	(1,977)
Proceeds from property and equipment disposals	1,259	—
Purchases of investments	(45,277)	(7,085)
Sales of investments	1	26,259
Changes in due to/from broker	—	(7,272)
Net cash (used in) provided by investing activities	(45,199)	9,925
Financing activities
Proceeds from revolving credit facility	15,000	—
Principal payments on long-term debt	(2,336)	(42)
Principal payments on direct financing lease obligations	(1,402)	(1,272)
Proceeds from exercise of stock options	—	1
Excess tax benefits from stock-based awards	3	445
Repurchase of employee shares for tax withholding	—	1
Financing activities of consolidated affiliated partnerships:
Contributions from noncontrolling interests	23	927
Distributions to noncontrolling interests	(1,310)	—
Net cash provided by financing activities	9,978	60
Increase (decrease) in cash and cash equivalents	(28,229)	16,434
Cash and cash equivalents at beginning of period	60,359	98,987
Cash and cash equivalents at end of period	$32,130	$115,421

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Twelve Weeks ended December 19, 2012 and December 21, 2011)
(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 26, 2012	$756	$143,035	$251,983	$43,897	$(90,546)	$349,125
Net earnings attributable to Biglari Holdings Inc.			4,562			4,562
Other comprehensive income (loss), net				(5,890)		(5,890)
Exercise of stock options and other stock compensation transactions		3			1	4
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(2,648)				(2,648)
Balance at December 19, 2012	$756	$140,390	$256,545	$38,007	$(90,545)	$345,153

Balance at September 28, 2011	$756	$144,569	$230,390	$(5,468)	$(90,569)	$279,678
Net earnings attributable to Biglari Holdings Inc.			8,795			8,795
Other comprehensive income, net				11,757		11,757
Exercise of stock options and other stock compensation transactions		481				481
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(2,628)				(2,628)
Balance at December 21, 2011	$756	$142,422	$239,185	$6,289	$(90,569)	$298,083

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 19, 2012
(In thousands, except share and per share data)

Note 1. General

The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. (“we”, “us”, “our”, “Biglari Holdings”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the entire fiscal years. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2012.

Biglari Holdings Inc. is a diversified holding company engaged in a number of business activities.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. Our long-term objective is to maximize per-share intrinsic value of the Company. Our strategy is to reinvest cash generated from our operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

Basis of Presentation and Consolidation
As of December 19, 2012, the consolidated financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Biglari Capital Corp. (“Biglari Capital”), Steak n Shake Operations, Inc. (“Steak n Shake”), and Western Sizzlin Corporation (“Western”), and (iii) investment related limited partnerships (the “consolidated affiliated partnerships”). As a result of the Company’s acquisitions of Western and Biglari Capital in 2010, the Company acquired financial interests in The Lion Fund, L.P. (the “Lion Fund”) and Western Acquisitions, L.P., investment limited partnerships (collectively referred to as consolidated affiliated partnerships), in which the Company has a substantive controlling interest.

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

Western’s and Biglari Capital’s December 31 quarter end for financial reporting purposes differs from the end of the Company’s fiscal quarter of December 19, 2012. There were no significant transactions in the intervening period.

The equity method of accounting is used with respect to investments when the investor has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses 20% or more of the voting interests of the investee.

Biglari Holdings began acquiring shares of Cracker Barrel Old Country Store, Inc. (“Cracker Barrel”) in 2011. During the first quarter of fiscal year 2013 Biglari Holdings acquired additional shares of Cracker Barrel common stock which increased Biglari Holdings’ economic and voting interest to approximately 20.0%.

Biglari Holdings is in the process of evaluating the application of the equity method to its investment in Cracker Barrel. Accordingly, until the assessment is complete, Biglari Holdings will continue to account for this investment as an available-for-sale equity security recorded in its financial statements at fair value.

Note 2. New Accounting Standards

In October 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments” to the FASB Accounting Standards Codification (the “Codification”). The corrections and improvements include technical corrections based on feedback on the Codification and conforming amendments primarily related to fair value in areas outside of ASC 820. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics and became effective for the Company on December 20, 2012.  We do not expect the adoption of ASU 2012-04 to have a material effect on our financial position or results of operations.

Index

In July 2012, the FASB issued ASU 2012−02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material effect on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011−12, Comprehensive Income. The amendments in ASU 2011-12 supersede certain pending paragraphs in ASU 2011−05, Presentation of Comprehensive Income to effectively defer only those changes in ASU 2011−05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements became effective in the first quarter of fiscal 2013.  The adoption of ASU 2011−12 did not impact the measurement of net earnings or other comprehensive income.

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

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Twelve Weeks Ended

	December 19, 2012	December 21, 2011
Basic earnings per share:
Weighted average common shares	1,333,309	1,333,467
Diluted earnings per share:
Weighted average common shares	1,333,309	1,333,467
Dilutive effect of stock awards	2,420	2,459
Weighted average common and incremental shares	1,335,729	1,335,926
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock.	705	7,484

Note 4. Investments

Investments consisted of the following:

	December 19, 2012	September 26, 2012
Cost	$244,332	$199,057
Gross unrealized gains	62,233	71,416
Gross unrealized losses	(931)	(615)
Fair value	$305,634	$269,858

Index

At December 19, 2012, most of the total fair value of our investments was concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.  At December 19, 2012 we held 4,737,794 shares (140,100 shares through the Lion Fund) of Cracker Barrel Old Country Store, Inc.

As of December 19, 2012, unrealized losses on available for sale equity securities in a continuous unrealized loss position for more than twelve consecutive months were $550. We consider several factors in determining other-than-temporary impairment losses including the current and long-term business prospects of the issuer, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers.  As of December 19, 2012, we concluded that the unrealized losses were temporary.

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

Realized investment gains/losses were as follows:

	December 19, 2012	December 21, 2011
Gross realized gains on sales	$1	$3,979
Gross realized losses on sales	$—	$(384)

Note 5. Consolidated Affiliated Partnerships

Collectively, The Lion Fund L.P. and Western Acquisitions, L.P. are referred to as consolidated affiliated partnerships of the Company. Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments.  Within our consolidated financial statements, the Company classifies this common stock as Treasury stock despite the shares being legally outstanding. As of December 19, 2012 and September 26, 2012, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost).

Net earnings of the Company include the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships hold in the Company’s equity securities which has been eliminated in consolidation.

In fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $50,677 at December 19, 2012 and $48,306 at September 26, 2012. No amounts were invested in the year-to-date period in fiscal year 2013 or in fiscal year 2012. These investments in the Lion Fund do not appear explicitly in the Company’s Consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements. Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which as described above is classified on the Company’s Consolidated Balance Sheet as a reduction to Shareholders’ equity. Biglari Holdings’ pro-rata ownership of its common stock through the Lion Fund was 99,726 (with a fair value of $38,895) based on Biglari Holdings’ ownership interest in the Lion Fund as of the end of the fiscal 2013 first quarter.

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships, other than holdings of the Company’s equity securities:

	December 19, 2012	September 26, 2012
Equity securities:
Cost	$9,839	$10,288
Fair value	$12,267	$13,151

Investments held by consolidated affiliated partnerships on the Consolidated Balance Sheet include $11,463 and $12,115 of cash that is only available for use by the consolidated affiliated partnerships at December 19, 2012 and September 26, 2012, respectively.

Index

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The net unrealized gains/losses and net realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s equity securities, were as follows:

	Twelve Weeks Ended

	December 19, 2012	December 21, 2011
Net unrealized gains/losses	$(435)	$698
Net realized gains/losses from sale	$87	$1,426

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners is presented as Redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the accompanying Consolidated Balance Sheet.  The maximum redemption amount of the redeemable noncontrolling interests as of December 19, 2012 was $53,274.

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships.

	Twelve Weeks Ended

	December 19, 2012	December 21, 2011
Carrying value at beginning of period	$52,088	$45,252
Contributions from noncontrolling interests	23	927
Distributions to noncontrolling interests	(1,310)	—
Incentive fee	(21)	(36)
Income allocation	(154)	1,234
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value	2,648	2,628
Carrying value at end of period	$53,274	$50,005

The Company, through its ownership of Biglari Capital and Western Investments Inc., is entitled to an incentive fee to the extent investment performance of the consolidated affiliated partnerships exceeds specified hurdle rates. Any such fee is included in net earnings attributable to the Company in the period in which the fee is earned.

Biglari Capital, the general partner of the Lion Fund, earned a $21 incentive reallocation fee at December 31, 2012.  At December 31, 2011, Biglari Capital earned a $36 incentive reallocation fee. The incentive fee is assessed only once a year, on December 31, and no predictability of such earnings exists because the Lion Fund’s annual performance is unpredictable.

Net earnings attributable to the Company only includes the Company’s share of earnings and losses related to its investments in the consolidated affiliated partnerships; all other earnings or losses from the consolidated affiliated partnerships are allocated to the redeemable noncontrolling interests.

Note 6. Assets Held for Sale

Assets held for sale are composed of the following:

	December 19, 2012	September 26, 2012
Land and buildings	$988	$2,050
Improvements	79	307
Total assets held for sale	$1,067	$2,357

Index

As of December 19, 2012, the balance included two parcels of land. During the first quarter of fiscal year 2013, three closed restaurants were sold.

The Company expects to sell these properties within one year of their classification as assets held for sale. For any of these properties that are unsold within one year, management reclassifies them as property and equipment.

Note 7. Other Current Assets

Other current assets primarily include prepaid rent, prepaid contractual obligations, and current portion of capitalized loan acquisition costs.

Note 8. Property and Equipment

Property and equipment is composed of the following:

	December 19, 2012	September 26, 2012
Land	$162,592	$162,685
Buildings	150,680	150,601
Land and leasehold improvements	155,872	155,702
Equipment	204,716	204,340
Construction in progress	3,126	2,605
	676,986	675,933
Less accumulated depreciation and amortization	(324,398)	(319,295)
Property and equipment, net	$352,588	$356,638

Note 9. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. There was no change to the carrying value of goodwill from September 26, 2012.

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

During the quarter which ended September 26, 2012, we performed our annual assessment of the recoverability of our goodwill related to four reporting units for Steak n Shake. During the second quarter of fiscal year 2012, we performed our annual assessment of our recoverability of goodwill related to two reporting units for Western. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

No assurance that the Company’s estimates and assumptions regarding future operating results made for purposes of the goodwill impairment testing can be accurate predictors.  Further declines in Western’s operating performance may require the Company to record goodwill impairment losses.  Currently, it is not possible to determine whether any such future impairment losses would result or whether such losses would be material.  As of December 19, 2012 Western had $18.1 million of goodwill and intangible assets.

Index

Other Intangibles
Other intangibles are composed of the following:

	December 19, 2012			September 26, 2012

	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,262)	$218	$1,480	$(1,235)	$245
Franchise agreement	5,310	(1,461)	3,849	5,310	(1,328)	3,982
Other	810	(542)	268	810	(533)	277
Total	7,600	(3,265)	4,335	7,600	(3,096)	4,504
Intangible assets with indefinite lives	1,744	—	1,744	1,744	—	1,744
Total intangible assets	$9,344	$(3,265)	$6,079	$9,344	$(3,096)	$6,248

Intangible assets subject to amortization consist of franchise agreements acquired in connection with the acquisition of Western, a right to operate and favorable leases acquired in connection with prior acquisitions and are being amortized over their estimated weighted average useful lives ranging from eight to twelve years.

Amortization expense for the twelve weeks ended December 19, 2012 and December 21, 2011 was $169, and $176, respectively. Total annual amortization expense for each of the next five years will approximate $615.

Intangible assets with indefinite lives consist of a trade name acquired in connection with the acquisition of Western and reacquired franchise rights acquired in connection with previous acquisitions.

Note 10. Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, the non-current portion of capitalized loan acquisition costs, and restricted cash related to workers’ compensation claims.

Note 11. Borrowings

During the twelve weeks ended December 19, 2012 Steak n Shake borrowed $15 million on its revolving credit facility for general corporate purposes.  The outstanding debt on Steak n Shake’s credit facility on December 19, 2012 was $145,000, which included the revolver, compared to $125,000 on December 21, 2011.

Steak n Shake’s Credit Facility includes affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.

Steak n Shake was in compliance with all covenants under the Credit Facility as of December 19, 2012.

The carrying amounts for debt reported in the Consolidated Balance Sheet do not differ materially from their fair values at December 19, 2012 and September 26, 2012. The fair value was determined to be a Level 3 fair value measurement.

Note 12. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, and deferred compensation.

Note 13. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.

Our effective income tax rate for the twelve weeks ended December 19, 2012 was 26.0%, compared to the effective income tax rate of 32.3% in the same period in the prior year.  The decrease in the tax rate is primarily attributable to dividends received from equity investments, which are taxed at lower rates than is the income derived from wholly owned businesses.

As of December 19, 2012 and September 26, 2012, we had approximately $837 and $812, respectively, of unrecognized tax benefits, which are included in Other long-term liabilities in the Consolidated Balance Sheet.

Index

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

Cash equivalents: Cash equivalents primarily consist of money market funds which are classified within Level 1 of the fair value hierarchy. The consolidated affiliated partnerships did not hold cash equivalents on December 19, 2012 and September 26, 2012.

Equity securities: The Company’s investments in equity securities are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.

Non-qualified deferred compensation plan investments: The assets of the Non-Qualified Savings Plan are set up in a rabbi trust. They represent mutual funds that are carried at fair value, based on quoted market prices, and are classified within Level 1 of the fair value hierarchy.

Investment held by consolidated affiliated partnership: Investments of $189 and $190 as of December 19, 2012 and September 26, 2012, respectively, have been classified within Level 3 of the fair value hierarchy and represent a private security.

Investment derivatives and interest rate swaps: Investment derivatives and interest rate swaps are marked to market each reporting period with fair value based on readily available market quotes, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at December 19, 2012 and September 26, 2012 represent the fair market value for Steak n Shake’s two interest rate swaps.

The fair values of financial assets and liabilities were as follows:

	December 19, 2012				September 26, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents	$183	$—	$—	$183	$14,286	$—	$—	$14,286
Equity securities:
Restaurant/Retail	298,227	—	—	298,227	266,940	—	—	266,940
Insurance	6,112	—	—	6,112	1,574	—	—	1,574
Other	1,295	—	—	1,295	1,344	—	—	1,344
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	10,824	—	—	10,824	11,156	—	—	11,156
Other	1,254	—	—	1,254	1,805	—	—	1,805
Non-qualified deferred compensation plan investments	841	—	—	841	888	—	—	888
Investment held by consolidated affiliated partnership	—	—	189	189	—	—	190	190
Total assets at fair value	$318,736	$—	$189	$318,925	$297,993	$—	$190	$298,183

Liabilities
Interest rate swaps	—	576	—	576	—	351	—	351
Total liabilities at fair value	$—	$576	$—	$576	$—	$351	$—	$351

Index

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 16. Related Party Transactions

On January 11, 2013, the Company, also referred to as “Licensee,” entered into a Trademark License Agreement (the “License Agreement”) with Sardar Biglari, Chairman and Chief Executive Officer of the Company (“Licensor”). The License Agreement was unanimously approved by the Governance, Compensation and Nominating Committee of the Board of Directors of the Company.

Under the License Agreement, Licensor granted to Licensee an exclusive license to use the name and mark Biglari (alone or in connection with other terms and/or designs) (the “Licensed Marks”) in association with the provision of investment services, franchising services, financial services, restaurant franchising (including business management assistance in the establishment and/or operating of restaurants), hospitality services, hotel management services, insurance services, restaurant services, retail and retail related services, real estate services and apparel (collectively, the “Products” and the “Services”) throughout the world. Upon (a) the expiration of twenty years from the date of the License Agreement (subject to extension as provided in the License Agreement), (b) the death of Licensor, (c) the termination of Licensor’s employment by Licensee for Cause (as defined in the License Agreement), or (d) the Licensor’s resignation from his employment with Licensee absent an Involuntary Termination Event (as defined in the License Agreement). The Licensed Marks for the Products and Services will transfer from Licensor to Licensee without any compensation if Licensee is continuing to use the Licensed Marks in the ordinary course of its business. Otherwise, the rights will revert to Licensor.

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

Mr. Biglari, along with his affiliates, and certain directors of the Company make investments in the Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations.  However, Mr. Biglari does not pay an incentive allocation fee as a limited partner in the Lion Fund. As of December 19, 2012 and September 26, 2012, the total fair value of these investments was approximately $2,629 and $2,506, respectively.

Note 17. Business Segment Reporting

Net revenue, earnings before income taxes and noncontrolling interests, and net earnings attributable to Biglari Holdings Inc. for the twelve weeks ended December 19, 2012 and December 21, 2011 were as follows:

	Net Revenue
	December 19, 2012	December 21, 2011
Operating Business:
Restaurant Operations:
Steak n Shake	$163,155	$160,492
Western	3,583	3,698
Total Restaurant Operations	166,738	164,190

Investment Management:
Consolidated affiliated partnerships	(227)	2,200
Total Investment Management Operations	(227)	2,200
	$166,511	$166,390

Index

	Earnings before income taxes and noncontrolling interests		Net earnings attributable to Biglari Holdings Inc.

	December 19, 2012	December 21, 2011	December 19, 2012	December 21, 2011
Operating Business:
Restaurant Operations:
Steak n Shake	$8,502	$13,649	$5,666	$8,959
Western	282	391	160	241
Total Restaurant Operations	8,784	14,040	5,826	9,200

Investment Management:
Biglari Capital Corp. (Incentive fee)	21	36	13	22
Consolidated affiliated partnerships	(290)	2,098	(42)	276
Total Investment Management Operations	(269)	2,134	(29)	298

Corporate and Other:
Corporate and other	(828)	(3,125)	(159)	(1,782)
Investment and derivative gains/losses	1	3,595	1	2,229
Total Corporate and Other	(827)	470	(158)	447

Reconciliation of segments to consolidated amount:
Eliminations	(21)	(36)	—	—
Interest expense and loss on debt extinguishment, excluding interest allocated to operating businesses	(1,737)	(1,855)	(1,077)	(1,150)
	$5,930	$14,753	$4,562	$8,795

Biglari Capital, the general partner of the Lion Fund, earned a $21 incentive reallocation fee at December 31, 2012. At December 31, 2011, Biglari Capital earned a $36 incentive reallocation fee.  The incentive fee is assessed only once a year, on December 31, and no predictability of such earnings exists because the Lion Fund annual performance is unpredictable.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except share and per share data)

Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a diversified holding company engaged in a number of business activities. The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings, Biglari Capital Corp. (“Biglari Capital”), Steak n Shake Operations, Inc. (“Steak n Shake”), and Western Sizzlin Corporation (“Western”). The Company’s long-term objective is to maximize per-share intrinsic value of the Company. The Company’s strategy is to reinvest cash generated from its operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

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

Twelve Weeks Ended December 19, 2012
We recorded net earnings attributable to Biglari Holdings Inc. of $4,562 for the first quarter of fiscal year 2013, as compared with net earnings attributable to Biglari Holdings Inc. of $8,795 in the first quarter of fiscal year 2012.

As of December 19, 2012, the total number of company-operated and franchised restaurants was 590 as follows:

	Company-operated	Franchised	Total
Steak n Shake	414	87	501
Western	5	84	89
Total	419	171	590

In the first quarter of 2013, Steak n Shake opened four franchised units.  Western closed five franchised units and opened two franchised units during the first quarter of 2013.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our financial statements will likely increase or decrease in the future as additional information becomes available. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended September 26, 2012.

Index

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the consolidated statements of earnings for the twelve weeks ended December 19, 2012 and December 21, 2011.

	Twelve Weeks Ended

	December 19, 2012	December 21, 2011
Net revenues
Restaurant Operations:
Net sales	98.3%	97.1%
Franchise royalties and fees	1.5	1.3
Other revenue	0.3	0.3
Total	100.1	98.7
Investment Management Operations:
Consolidated Affiliated Partnerships:
Investment gains/losses	(0.2)	1.3
Other income	0.1	0.0
Total	(0.1)	1.3
Total net revenues	100.0	100.0

Costs and expenses
Cost of sales (1)	29.3	28.1
Restaurant operating costs (1)	47.2	45.8
General and administrative	8.2	8.0
Depreciation and amortization	3.6	3.8
Marketing	6.1	5.3
Rent	2.4	2.4
Pre-opening costs	—	0.1
Loss on disposal of assets	0.1	0.1
Other operating (income) expense	(0.1)	(0.3)

Other income (expenses)
Interest, dividend and other investment income	1.5	0.4
Interest on obligations under leases	(1.3)	(1.4)
Interest expense	(1.0)	(1.1)
Realized investment gains/losses	0.0	2.2
Total other income (expenses)	(0.8)	0.0

Earnings before income taxes	3.6	8.9

Income taxes	0.9	2.9

Net earnings	2.6	6.0
Earnings attributable to redeemable noncontrolling interest:
Income allocation	0.1	(0.7)
Incentive fee	0.0	0.0
Total earnings/loss attributable to redeemable noncontrolling interests	0.1	(0.7)
Net earnings attributable to Biglari Holdings Inc.	2.7%	5.3%
_____________________
(1) Cost of sales and Restaurant operating costs are expressed as a percentage of net sales.

Comparison of Twelve Weeks Ended December 19, 2012 to Twelve Weeks Ended December 21, 2011

Net Earnings Attributable to Biglari Holdings Inc.
We recorded net earnings attributable to Biglari Holdings Inc. of $4,562, or $3.42 per diluted share, for the current quarter, as compared with net earnings attributable to Biglari Holdings Inc. of $8,795, or $6.58 per diluted share, for the first quarter of 2012.

Index

Net Sales
In the first quarter of 2013, net sales increased 1.4% from $161,516 to $163,739 primarily because of the performance of our Restaurant Operations, mainly through the increase in Steak n Shake’s same-store sales. Steak n Shake’s same-store sales increased 1.3% during the first quarter of 2013. The increase in same-store sales resulted from an increment in customer traffic of 1.6%.

Franchise royalties and fees increased 15.4% during the first quarter of 2013. The number of franchised units was 171 on December 19, 2012 as compared to 165 on December 21, 2011. The increase in franchise royalties and fees is primarily attributable to revenue earned for units opened in 2012 and in the first quarter of 2013.

Costs and Expenses
Cost of sales was $47,954 or 29.3% of net sales, compared with $45,424 or 28.1% of net sales in the first quarter of 2012.  The increase in expenses was created primarily by inflationary pressures on commodities.

Restaurant operating costs were $77,360 or 47.2% of net sales compared to $73,963 or 45.8% of net sales in the first quarter of 2012.  Restaurant operating costs were higher because of higher staffing in our stores, unfavorable development of prior-year cases in workers’ compensation and higher frequency of general liability claims.

General and administrative expenses increased from $13,258 or 8.0% of total net revenues in the first quarter of 2012 to $13,577 or 8.2% of total net revenues.

Marketing expense was $10,233 or 6.1% of total net revenues versus $8,887 or 5.3% of total net revenues in the first quarter of 2012.  The increase was primarily attributable to an increase in marketing efforts and higher production costs associated with our television commercials.

Other operating income decreased to $105 compared to $519 for the first quarter of 2012.  The decrease primarily related to the recognition of sales tax refunds in the first quarter of 2012.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $2,544 primarily through accruing dividends pertinent to one investment versus $626 recorded in the first quarter of 2012.

Interest expense decreased from $1,855 for the first quarter of 2012 to $1,737 for the current quarter.  The decrease primarily pertained to lower interest rates on Steak n Shake’s current credit facility. The interest rate on Steak n Shake’s current credit facility was 3.7%, which decreased from 5.5% on the former credit facility at December 21, 2011.  The outstanding debt on Steak n Shake’s credit facility on December 19, 2012 was $145,000, which included the revolver, compared to $125,000 on December 21, 2011.

Income Taxes
Income tax expense decreased from $4,760 in the first quarter of 2012 to $1,543 for the current quarter.  The decrease in the tax expense is primarily attributable to dividends received from equity investments, which are taxed at lower rates than is the income derived from wholly owned businesses.

Biglari Holdings Investment Gains
We recorded net realized investment gains of $1 for the current quarter related to dispositions of marketable equity securities compared to $3,595 in the first quarter of 2012. We directly hold these investments, not our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains
In the first quarter of 2013, investment gains of consolidated affiliated partnerships decreased from $2,124 to investment losses of $348. We recorded a net realized gain of $87 for the current quarter related to dispositions of investments held by our consolidated affiliated partnerships, plus an unrealized net investment loss of $435 for a total of $348. These totals were offset by $154 connected to losses attributable to redeemable noncontrolling interests.  During the first quarter of 2012, we recorded a net realized gain of $1,426 related to dispositions of investments held by our consolidated affiliated partnerships as well as an unrealized net investment gain of $698 for a total of $2,124. However, these amounts were offset by $1,234 related to earnings attributable to redeemable noncontrolling interests.

Index

Consolidated Affiliated Partnerships
Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments. In our consolidated financial statements, we classify this common stock as treasury stock despite the shares being legally outstanding. As of December 19, 2012 and September 26, 2012, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost).

In fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $50,677 as of the end of the fiscal 2013 first quarter. These investments in the Lion Fund do not appear explicitly in our consolidated balance sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in our financial statements. Further, the Lion Fund’s portfolio holds a significant interest in Biglari Holdings’ common stock, which is classified on our consolidated balance sheet as a reduction to shareholders’ equity. Biglari Holdings’ pro-rata ownership of its Company common stock through the Lion Fund was 99,726 shares of stock (with a fair value of $38,895) based on Biglari Holdings’ ownership interest in the Lion Fund as of the end of the fiscal 2013 first quarter.

Liquidity and Capital Resources
We generated $6,992 in cash flows from operations during the current year-to-date period as compared to $6,449 during the same period last year. The cash flows from operations in the current quarter were primarily a result of earnings from restaurant operations offset by incentive compensation payments.  The cash flows from operations generated last year were primarily from earnings from restaurant operations offset by changes in working capital.

Net cash used in investing activities during the current year-to-date period was $45,199 compared to net cash provided by investing activities of $9,925 during the same period last year. The decline primarily resulted from an increase in purchases of investments during the current year and increased sales of investments in the prior year.

Net cash provided by financing activities during the current year-to-date period was $9,978 compared to $60 during the same period last year. The increase in net cash provided by financing activities primarily related to an increase in borrowings from Steak n Shake’s revolving credit facility partially offset by the extinguishment of Western’s long term debt.

Our balance sheet continues to maintain significant liquidity. We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, existing credit facilities and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility
Steak n Shake’s Credit Facility includes affirmative and negative covenants and events of default as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.

Steak n Shake was in compliance with all financial covenants under the Credit Facility as of December 19, 2012.

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
Our investments are generally concentrated in common stocks. On December 19, 2012, most of our investments are in the common stock of one entity. A significant decline in the general stock market or in the price of major investments may produce a large decrease in our consolidated shareholders’ equity and under certain circumstances may require the recognition of losses in the consolidated statement of earnings. Decreases in values of equity investments can have a material adverse effect on our consolidated shareholders’ equity.

On December 19, 2012 interest on the term loan and revolver under Steak n Shake’s credit facility is based on a Eurodollar rate plus an applicable margin ranging from 3.00% to 3.75% or a base rate plus an applicable margin ranging from 2.00% to 2.75%. The applicable margins are contingent on Steak n Shake’s total leverage ratio. The revolver also carries a commitment fee ranging from 0.35% to 0.50%, based on Steak n Shake’s total leverage ratio, per annum on the unused portion of the credit line. On December 19, 2012, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $899 on our annual net earnings.

On October 11, 2012, Steak n Shake entered into a new interest rate swap for a notional amount of $65,000 through September 30, 2015. The agreement hedges potential changes in the Eurodollar rate. The fair value of the interest rate swap was a loss of $271 on December 19, 2012.

In February 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016.  The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $13,000 on December 19, 2012.  The fair value of the interest rate swap was a loss of $305 on December 19, 2012.

We have minimal exposure to foreign currency exchange rate fluctuations, as we have just begun to transact business in international markets and are not a party to any material non-U.S. dollar denominated contracts.

ITEM 4.	CONTROLS AND PROCEDURES
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of December 19, 2012.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 19, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The following is an additional risk factor to the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 26, 2012.

Certain agreements with our Chairman and CEO may deter third parties from acquiring us.

We have entered into a license agreement with Sardar Biglari, Chairman and Chief Executive Officer, under which Mr. Biglari has granted the Company an exclusive license to use his name when connected to the provision of certain products and services.  In the event of a change of control of the Company, Mr. Biglari would be entitled to receive revenue-based royalty payments related to the usage of his name under the terms of the license agreement for a defined period of no less than five years. In addition, we have an incentive agreement with Mr. Biglari, in which he is entitled to receive performance-based annual incentive payments contingent on the growth of the Company’s adjusted book value in each fiscal year. In the event of a change in Control after the third anniversary of the Incentive Agreement, Mr. Biglari would receive specified payments thereunder. The combination of these provisions along with others referenced (e.g., contracts cancellable if Mr. Biglari is no longer Chairman and CEO) together could have the effect of preventing a transaction involving a change of control of the Company or deterrence of a potential proxy contest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

Index

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files.
_________________
*	Furnished herewith.
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

Date: January 25, 2013

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller