Form 10-Q
period 2013-04-10
BIGLARI HOLDINGS INC.
filed 2013-05-17
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 10, 2013

or

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

As of May 14, 2013 1,433,783 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

BIGLARI HOLDINGS INC.

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	April 10, 2013	September 26, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,031	$60,359
Investments	386,080	269,858
Receivables, net of allowance of $703 and $744, respectively	7,842	7,001
Inventories	6,294	6,624
Assets held for sale	461	2,357
Other current assets	3,929	2,798
Total current assets	423,637	348,997
Property and equipment, net	351,648	356,638
Goodwill	27,529	27,529
Other intangible assets, net	8,104	6,248
Other assets	8,580	9,109
Investments held by consolidated affiliated partnerships	26,384	25,266
Total assets	$845,882	$773,787
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$37,787	$33,210
Accrued expenses	47,671	53,866
Revolving credit	6,000	—
Deferred income taxes	46,366	19,367
Current portion of obligations under leases	6,243	5,713
Current portion of long-term debt	9,763	12,138
Total current liabilities	153,830	124,294
Deferred income taxes	6,912	8,675
Obligations under leases	108,544	110,353
Long-term debt	115,375	120,250
Other long-term liabilities	9,307	9,002
Total liabilities	393,968	372,574
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests of consolidated affiliated partnerships	52,671	52,088
Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,511,174 shares issued, 1,228,038 and 1,227,928 shares outstanding (net of treasury stock), respectively	756	756
Additional paid-in capital	142,158	143,035
Retained earnings	258,725	251,983
Accumulated other comprehensive income	88,140	43,897
Treasury stock – at cost: 283,136 and 283,246 shares (includes 205,743 shares held by consolidated affiliated partnerships) at April 10, 2013 and September 26, 2012, respectively	(90,536)	(90,546)
Biglari Holdings Inc. shareholders’ equity	399,243	349,125
Total liabilities and shareholders’ equity	$845,882	$773,787

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(In thousands, except share and per share data)
	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 10, 2013	April 11, 2012	April 10, 2013	April 11, 2012
Net revenues
Restaurant Operations:
Net sales	$218,737	$218,358	$382,476	$379,874
Franchise royalties and fees	3,281	2,603	5,755	4,747
Other revenue	797	790	1,322	1,320
Total	222,815	221,751	389,553	385,941
Investment Management Operations:
Consolidated Affiliated Partnerships:
Investment gains/losses	2,285	1,842	1,937	3,966
Other income/loss	110	91	231	167
Total	2,395	1,933	2,168	4,133
Total net revenues	225,210	223,684	391,721	390,074

Costs and expenses
Cost of sales	64,837	63,272	112,791	108,696
Restaurant operating costs	105,377	102,807	182,737	176,770
General and administrative	23,624	19,854	37,201	33,112
Depreciation and amortization	7,750	8,098	13,693	14,399
Marketing	11,766	11,390	21,999	20,277
Rent	5,485	5,445	9,497	9,492
Pre-opening costs	5	322	5	423
Provision for restaurant closings	286	320	286	320
Impairment of intangible assets	1,244	—	1,244	—
Loss on disposal of assets	632	153	839	369
Other operating (income) expense	(400)	(125)	(505)	(644)
Total costs and expenses, net	220,606	211,536	379,787	363,214

Other income (expense)
Interest, dividend and other investment income	2,436	776	4,980	1,402
Interest on obligations under leases	(2,991)	(3,102)	(5,199)	(5,427)
Interest expense	(2,059)	(2,533)	(3,796)	(4,388)
Realized investment gains/losses	—	378	1	3,973
Other than temporary impairment losses on investments	(570)	—	(570)	—
Total other income (expense)	(3,184)	(4,481)	(4,584)	(4,440)

Earnings before income taxes	1,420	7,667	7,350	22,420

Income taxes	(1,965)	2,136	(422)	6,896

Net earnings	3,385	5,531	7,772	15,524
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(1,205)	(1,003)	(1,051)	(2,237)
Incentive fee	—	—	21	36
Total earnings/loss attributable to redeemable noncontrolling interests	(1,205)	(1,003)	(1,030)	(2,201)
Net earnings attributable to Biglari Holdings Inc.	$2,180	$4,528	$6,742	$13,323

Earnings per share attributable to Biglari Holdings Inc.
Basic earnings per common and common equivalent share	$1.64	$3.39	$5.06	$9.99
Diluted earnings per common and common equivalent share	$1.63	$3.39	$5.05	$9.97

Weighted average shares and equivalents
Basic	1,333,161	1,333,848	1,333,225	1,333,685
Diluted	1,335,938	1,337,446	1,335,888	1,336,904

See accompanying Notes to Consolidated Financial Statements.

Index

 BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

(In thousands)	Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	April 10, 2013	April 11, 2012	April 10, 2013	April 11, 2012

Net earnings attributable to Biglari Holdings Inc.	$2,180	$4,528	$6,742	$13,323
Other comprehensive income:
Reclassification of investment appreciation in net earnings	—	(2)	(1)	(1,455)
Applicable income taxes	—	1	—	553
Reclassification of other than temporary impairment losses on investments	461	—	461	—
Applicable income taxes	(175)	—	(175)	—
Net change in unrealized gains and losses on investments	80,554	17,369	71,055	37,785
Applicable income taxes	(30,611)	(6,600)	(27,001)	(14,358)
Foreign currency translation	(96)	—	(96)	—
Other comprehensive income, net	50,133	10,768	44,243	22,525
Total comprehensive income	$52,313	$15,296	$50,985	$35,848

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Twenty-Eight Weeks Ended

	April 10, 2013	April 11, 2012
Operating activities
Net earnings	$7,772	$15,524
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	13,693	14,399
Provision for deferred income taxes	(1,944)	(204)
Asset impairments and provision for restaurant closings	286	320
Impairment of intangible assets	1,244	—
Stock-based compensation and other non-cash expenses	240	638
Loss on disposal of assets	839	369
Realized investment gains/losses	(1)	(3,973)
Other than temporary impairment on investments	570	—
Changes in receivables and inventories	(390)	(4,749)
Changes in other assets	(481)	(6,156)
Changes in accounts payable and accrued expenses	(1,893)	2,475
Investment operations of consolidated affiliated partnerships:
Purchases of investments	—	(6,356)
Sales of investments	1,015	12,103
Realized investment gains, net	(156)	(1,585)
Unrealized gains/losses on marketable securities held by consolidated affiliated partnerships	(1,781)	(2,381)
Changes in cash and cash equivalents held by consolidated affiliated partnerships	(203)	(6,598)
Net cash provided by operating activities	18,810	13,826
Investing activities
Additions of property and equipment	(7,526)	(4,702)
Proceeds from property and equipment disposals	2,352	1,595
Purchase of business and lease rights	(3,770)	—
Purchases of investments	(45,277)	(93,857)
Sales of investments	1	31,739
Changes in due to/from broker	—	(3,420)
Net cash used in investing activities	(54,220)	(68,645)
Financing activities
Proceeds from revolving credit facility	15,000	—
Payments on revolving credit facility	(9,000)	—
Principal payments on long-term debt	(7,250)	(5,585)
Principal payments on direct financing lease obligations	(3,353)	(3,009)
Proceeds from exercise of stock options	9	3
Excess tax benefits from stock-based awards	4	383
Financing activities of consolidated affiliated partnerships:
Contributions from noncontrolling interests	538	1,107
Distributions to noncontrolling interests	(1,866)	(25)
Net cash used in financing activities	(5,918)	(7,126)
Decrease in cash and cash equivalents	(41,328)	(61,945)
Cash and cash equivalents at beginning of period	60,359	98,987
Cash and cash equivalents at end of period	$ 19,031	$ 37,042

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Twenty-Eight Weeks Ended April 10, 2013 and April 11, 2012)
(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 26, 2012	$756	$143,035	$251,983	$43,897	$(90,546)	$349,125
Net earnings attributable to Biglari Holdings Inc.			6,742			6,742
Other comprehensive income, net				44,243		44,243
Exercise of stock options and other stock compensation transactions		4			10	14
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(881)				(881)
Balance at April 10, 2013	$756	$142,158	$258,725	$88,140	$(90,536)	$399,243

Balance at September 28, 2011	$756	$144,569	$230,390	$(5,468)	$(90,569)	$279,678
Net earnings attributable to Biglari Holdings Inc.			13,323			13,323
Other comprehensive income, net				22,525		22,525
Exercise of stock options and other stock compensation transactions		453			2	455
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(6,287)				(6,287)

Balance at April 11, 2012	$756	$138,735	$243,713	$17,057	$(90,567)	$309,694

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 10, 2013
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

Biglari Holdings Inc. is a diversified holding company engaged in a number of business activities.  Our most important operating subsidiaries are involved in the franchising and operating of restaurants.  We are led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries.  Our long-term objective is to maximize per-share intrinsic value of the Company. Our strategy is to reinvest cash generated from our operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

Basis of Presentation and Consolidation
As of April 10, 2013, the consolidated financial statements include the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Biglari Capital Corp. (“Biglari Capital”), Steak n Shake Operations, Inc. (“Steak n Shake”), and Western Sizzlin Corporation (“Western”), and (iii) investment related limited partnerships (the “consolidated affiliated partnerships”).  As a result of the Company’s acquisitions of Western and Biglari Capital in 2010, the Company acquired financial interests in The Lion Fund, L.P. (the “Lion Fund”) and Western Acquisitions, L.P., investment limited partnerships (collectively referred to as consolidated affiliated partnerships), in which the Company has a substantive controlling interest.

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

Western’s and Biglari Capital’s March 31 quarter end for financial reporting purposes differs from the end of the Company’s fiscal quarter of April 10, 2013. There were no significant transactions in the intervening period.

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

During the second quarter of fiscal year 2013, Biglari Holdings completed its evaluation of the equity method for its investment in Cracker Barrel.  Currently, Biglari Holdings will not adopt the equity method of accounting for this investment but will continue to account for it as an available for sale equity security recorded in its financial statements at fair value.

Index

Note 2. New Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is effective for the Company’s first quarter of fiscal year 2015.  We do not believe the adoption of ASU 2013-04 will have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012.  We do not believe the adoption of ASU 2013−02 in the first quarter of fiscal year 2014 will have a material impact on the measurement of net earnings or other comprehensive income.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11, as c1arified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard did not have a material effect on our financial position or results of operations.

In October 2012, FASB issued ASU 2012-04, Technical Corrections and Improvements, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments” to the FASB Accounting Standards Codification (the “Codification”). The corrections and improvements include technical corrections based on feedback on the Codification and conforming amendments primarily related to fair value in areas outside of ASC 820. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics and became effective for the Company on December 20, 2012.  The adoption of ASU 2012-04 did not have a material effect on our financial position or results of operations.

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

Index

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	April 10,	April 11,	April 10,	April 11,
	2013	2012	2013	2012
Basic earnings per share:
Weighted average common shares	1,333,161	1,333,848	1,333,225	1,333,685
Diluted earnings per share:
Weighted average common shares	1,333,161	1,333,848	1,333,225	1,333,685
Dilutive effect of stock awards	2,777	3,598	2,663	3,219
Weighted average common and incremental shares	1,335,938	1,337,446	1,335,888	1,336,904
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock	705	705	705	705

Note 4. Investments

Investments consisted of the following:

	April 10, 2013	September 26, 2012
Cost	$243,764	$199,057
Gross unrealized gains	142,384	71,416
Gross unrealized losses	(68)	(615)
Fair value	$386,080	$269,858

At April 10, 2013, most of the total fair value of our investments was concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.  At April 10, 2013 we held 4,737,794 shares (140,100 shares through the Lion Fund) of Cracker Barrel Old Country Store, Inc.

As of April 10, 2013, unrealized losses on available for sale equity securities in a continuous unrealized loss position for more than twelve consecutive months were $570.  We concluded that the unrealized losses were other than temporary and recorded an impairment of $570 during the second quarter ended April 10, 2013.

Investment gains/losses are recognized when investments are sold. The timing of realized gains and losses from sales can have a material effect on periodic earnings. However, such realized gains or losses usually have little, if any, impact on total Shareholders’ equity because the investments are carried at fair value with any unrealized gains/losses included as a component of Accumulated other comprehensive income in Shareholders’ equity.

Realized investment gains/losses were as follows:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	April 10,	April 11,	April 10,	April 11,
	2013	2012	2013	2012
Gross realized gains on sales	$—	$378	$1	$4,357
Gross realized losses on sales	$—	$—	$—	$(384)
Total realized gains/losses	$—	$378	$1	$3,973

Note 5. Consolidated Affiliated Partnerships

Collectively, The Lion Fund L.P. and Western Acquisitions, L.P. are referred to as consolidated affiliated partnerships of the Company. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments. Within our consolidated financial statements, we classify this common stock as Treasury stock though the shares being legally outstanding. As of April 10, 2013 and September 26, 2012, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost).

Index

Net earnings of the Company include the realized and unrealized appreciation/depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation/depreciation of investments the consolidated affiliated partnerships hold in the Company’s common stock, which has been eliminated in the consolidation.

In fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $50,174 at April 10, 2013 and $48,306 at September 26, 2012.  No amounts were invested in the year-to-date period in fiscal year 2013 or in fiscal year 2012.  These investments in the Lion Fund do not appear explicitly in the Company’s Consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements.  Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which is classified on the Company’s Consolidated Balance Sheet as a reduction to Shareholders’ equity.  Biglari Holdings’ pro-rata ownership of its common stock through the Lion Fund was 99,800 (with a fair value of $37,244) based on Biglari Holdings’ ownership interest in the Lion Fund as of the end of the fiscal 2013 second quarter.

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships, other than holdings of the Company’s common stock:

	April 10, 2013	September 26, 2012
Equity securities:
Cost	$9,427	$10,288
Fair value	$14,066	$13,151

The investments held by consolidated affiliated partnerships, other than holdings of the Company’s common stock, were as follows:
	April 10, 2013	September 26, 2012

Fair value of equity securities	$14,066	$13,151
Cash	12,318	12,115
Investments held by consolidated affiliated partnerships	$26,384	$25,266

Cash held by consolidated affiliated partnerships is available for use only by the consolidated affiliated partnerships.

Realized investment gains/losses arise when investments are sold. The net unrealized and realized gains/losses as well as the total net realized and unrealized gains/losses from investments by consolidated affiliated partnerships, other than holdings of the Company’s common stock, were as follows:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	April 10, 2013	April 11, 2012	April 10, 2013	April 11, 2012
Net unrealized gains/losses	$2,216	$1,683	$1,781	$2,381
Net realized gains/losses from sale	$69	$159	$156	$1,585
Total net unrealized and realized gains/losses	$2,285	$1,842	$1,937	$3,966

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners is presented as Redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the accompanying Consolidated Balance Sheet.  The maximum redemption amount of the redeemable noncontrolling interests as of April 10, 2013 was $52,671.

Index

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships.

	Twenty-Eight Weeks Ended

	April 10, 2013	April 11, 2012
Carrying value at beginning of period	$52,088	$45,252
Contributions from noncontrolling interests	538	1,107
Distributions to noncontrolling interests	(1,866)	(25)
Incentive fee	(21)	(36)
Income allocation	1,051	2,237
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value	881	6,287
Carrying value at end of period	$52,671	$54,822

The consolidated affiliated partnerships hold shares in the Company’s common stock.  Any unrealized gain or loss on the common stock of the Company is eliminated in our financial statements. The unrealized gain that is attributable to the noncontrolling interests increases the redemption value of outside capital.  The adjustment to increase the redemption value based on unrealized gains in the Company’s common stock held by the consolidated affiliated partnerships was $881 and $6,287 on April 10, 2013 and April 11, 2012, respectively.

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

Note 6. Assets Held for Sale

Assets held for sale are composed of the following:
	April 10, 2013	September 26, 2012
Land and buildings	$461	$2,050
Improvements	—	307
Total assets held for sale	$461	$2,357

The April 10, 2013 balance included one parcel of land.  The Company expects to sell this property by the end of the fiscal year.  During the first and second quarters of fiscal year 2013, two parcels of land and three closed restaurants were sold.

Note 7. Other Current Assets

Other current assets primarily include prepaid rent, prepaid contractual obligations and current portion of capitalized loan acquisition costs.

Index

Note 8. Property and Equipment

Property and equipment is composed of the following:

	April 10, 2013	September 26, 2012
Land	$162,977	$162,685
Buildings	152,811	150,601
Land and leasehold improvements	155,955	155,702
Equipment	207,273	204,340
Construction in progress	3,659	2,605
	682,675	675,933
Less accumulated depreciation and amortization	(331,027)	(319,295)
Property and equipment, net	$351,648	$356,638

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

During the quarter ended September 26, 2012, we performed our annual assessment of the recoverability of our goodwill related to four reporting units for Steak n Shake. During the second quarter of fiscal year 2013, we performed our annual assessment of our recoverability of goodwill related to two reporting units for Western. The valuation methodology and the underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

During the second fiscal quarter of 2013, the Company made the decision to close two of Western’s company-operated stores and reorganized Western’s reporting. As a result, the Company will combine the two reporting units related to Western’s operations into one in order to test goodwill for impairment in the future.  Both reporting units passed the annual assessment of recovery of goodwill during the second fiscal quarter of 2013.

Other Intangibles
Other intangibles are composed of the following:

	April 10, 2013			September 26, 2012

	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,299)	$181	$1,480	$(1,235)	$245
Franchise agreement	5,310	(1,593)	3,717	5,310	(1,328)	3,982
Other	810	(555)	255	810	(533)	277
Total	7,600	(3,447)	4,153	7,600	(3,096)	4,504
Intangible assets with indefinite lives	3,951	—	3,951	1,744	—	1,744
Total intangible assets	$11,551	$(3,447)	$8,104	$9,344	$(3,096)	$6,248

Amortization expense for the sixteen weeks ending April 10, 2013 and April 11, 2012 was $182 and $187, respectively. Amortization expense for the twenty-eight weeks ending April 10, 2013 and April 11, 2012 was $351 and $363, respectively. Total annual amortization expense for each of the next five years will approximate $607.

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western and rights to favorable leases related with prior acquisitions. These intangible assets are being amortized over their estimated weighted average useful lives ranging from eight to twelve years.

Index

Intangible assets with indefinite lives consist of reacquired franchise rights in connection with previous acquisitions as well as lease rights acquired in the current quarter in which the allocation of purchase price is under review. During the second fiscal quarter of 2013, the Company recorded an impairment loss for an intangible asset of $1,244.  This number represents the trade name of Western’s company-operated stores, which we decided no longer to use. The calculation of fair value of the trade name was determined primarily by using a discounted cash flow analysis.

Note 10. Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, the non-current portion of capitalized loan acquisition costs, and restricted cash related to workers’ compensation claims.

Note 11. Borrowings

During the sixteen weeks ended April 10, 2013 Steak n Shake reduced the outstanding balance on its revolving credit facility by $9,000.  The outstanding debt on Steak n Shake’s credit facility on April 10, 2013 was $131,125, which included the revolver balance of $6,000, compared to $119,500 on April 11, 2012.

Steak n Shake’s Credit Facility includes affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.

Steak n Shake was in compliance with all covenants under the Credit Facility as of April 10, 2013.

The carrying amounts for debt reported in the Consolidated Balance Sheet do not differ materially from their fair values at April 10, 2013 and September 26, 2012.    The fair value was determined to be a Level 3 fair value measurement.

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

For the twenty-eight weeks ending on April 10, 2013 our income tax benefit was $422, compared to income tax expense of $6,896 in the same period in the prior year.  The decrease in tax is attributable to dividends received from equity investments, which are taxed at lower rates than is the income derived from wholly owned businesses.  In addition, the tax expense decreased because of the retroactive extension by Congress of the Work Opportunity Tax Credit and because of lower pre-tax income.

As of April 10, 2013 and September 26, 2012, we had approximately $847 and $812, respectively, of unrecognized tax benefits, which are included in Other long-term liabilities in the Consolidated Balance Sheet.

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

Index

•	Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following methods and assumptions were used to determine the fair value of each class of the following assets and liabilities recorded at fair value in the Consolidated Balance Sheet.

Cash equivalents: Cash equivalents primarily consist of money market funds which are classified within Level 1 of the fair value hierarchy. The consolidated affiliated partnerships did not hold cash equivalents on April 10, 2013 and September 26, 2012.

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

Investment held by consolidated affiliated partnership: Investments of $186 and $190 as of April 10, 2013 and September 26, 2012, respectively, have been classified within Level 3 of the fair value hierarchy and represent a private security.

Investment derivatives and interest rate swaps: Investment derivatives and interest rate swaps are marked to market each reporting period with fair value based on readily available market quotes, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at April 10, 2013 and September 26, 2012 represent the fair market value for Steak n Shake’s two interest rate swaps.

The fair values of financial assets and liabilities were as follows:

	April 10, 2013				September 26, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,676	$—	$—	$3,676	$14,286	$—	$—	$14,286
Equity securities:
Restaurant/Retail	377,797	—	—	377,797	266,940	—	—	266,940
Insurance	6,828	—	—	6,828	1,574	—	—	1,574
Other	1,455	—	—	1,455	1,344	—	—	1,344
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	12,987	—	—	12,987	11,156	—	—	11,156
Other	893	—	—	893	1,805	—	—	1,805
Non—qualified deferred compensation plan investments	985	—	—	985	888	—	—	888
Investment held by consolidated affiliated partnership	—	—	186	186	—	—	190	190
Total assets at fair value	$404,621	$—	$186	$404,807	$297,993	$—	$190	$298,183

Liabilities
Interest rate swaps	—	588	—	588	—	351	—	351
Total liabilities at fair value	$—	$588	$—	$588	$—	$351	$—	$351

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 16. Related Party Transactions

On January 11, 2013, the Company entered into a Trademark License Agreement (the “License Agreement”) with Sardar Biglari, Chairman and Chief Executive Officer of the Company.  The License Agreement was unanimously approved by the Governance, Compensation and Nominating Committee of the Board of Directors of the Company.

Under the License Agreement, Mr. Biglari granted to the Company an exclusive license to use the Biglari and Biglari Holdings names (the “Licensed Marks”) in association with various products and services (collectively, the “Products” and “Services”). Upon (a) the expiration of twenty years from the date of the License Agreement (subject to extension as provided in the License Agreement), (b) Mr. Biglari’s death, (c) the termination of Mr. Biglari’s employment by the Company for Cause (as defined in the License Agreement), or (d) Mr. Biglari’s resignation from his employment with the Company absent an Involuntary Termination Event (as defined in the License Agreement), the Licensed Marks for the Products and Services will transfer from Mr. Biglari to the Company without any compensation if the Company is continuing to use the Licensed Marks in the ordinary course of its business. Otherwise, the rights will revert to Mr. Biglari.

Index

The license provided under the License Agreement is royalty-free unless and until one of the following events occurs: (i) a Change of Control (as defined in the License Agreement) of the Company; (ii) the termination of Mr. Biglari’s employment by the Company without Cause; or (iii) Mr. Biglari’s resignation from his employment with the Company due to an Involuntary Termination Event (each, a “Triggering Event”).  Following the occurrence of a Triggering Event, Mr. Biglari is entitled to receive a 2.5% royalty on “Revenues” with respect to the “Royalty Period.”  The royalty payment to Mr. Biglari does not apply to all revenues received by Biglari Holdings and its subsidiaries simply because the name of the public corporation is “Biglari Holdings,” nor does it apply retrospectively (i.e., to revenues received with respect to the period prior to the Triggering Event).  The royalty applies to revenues recorded by the Company on an accrual basis under GAAP, solely with respect to the defined period of time after the Triggering Event equal to the Royalty Period, from a covered Product, Service or business that (1) has used the Biglari Holdings or Biglari name at any time during the term of the License Agreement, whether prior to or after a Triggering Event, or (2) the Company has specifically identified, prior to a Triggering Event, will use the name Biglari or Biglari Holdings.

“Revenues” means all revenues received, on an accrual basis under GAAP, by the Company, its subsidiaries and affiliates from the following:  (1) all Products and Services covered by the License Agreement bearing or associated with the names Biglari and Biglari Holdings at any time (whether prior to or after a Triggering Event).  This category would include, without limitation, the use of Biglari or Biglari Holdings in the public name of a business providing any covered Product or Service; and (2) all covered Products, Services and businesses that the Company has specifically identified, prior to a Triggering Event, will bear, use or be associated with the name Biglari or Biglari Holdings.

The Governance, Compensation and Nominating Committee of the Company has unanimously approved the association of the Biglari name and mark with all of Steak n Shake’s restaurants (including Company operated and franchised locations), products and brands. On May 14, 2013, the Company, Steak n Shake, LLC and Steak n Shake Enterprises, Inc. entered into a Trademark Sublicense Agreement in connection therewith. Accordingly, revenues received by the Company, its subsidiaries and affiliates from Steak n Shake’s restaurants, products and brands would come within the definition of Revenues for purposes of the License Agreement.

The “Royalty Period” is a defined period of time, after the Triggering Event, calculated as follows: (i) if, following three months after a Triggering Event, the Company or any of its subsidiaries or affiliates continues to use the Biglari or Biglari Holdings name in connection with any covered product or service, or continues to use Biglari as part of its corporate or public company name, then the “Royalty Period” will equal (a) the period of time during which the Company or any of its subsidiaries or affiliates continues any such use, plus (b) a period of time after the Company, its subsidiaries and affiliates have ceased all uses of the names Biglari and Biglari Holdings equal to the length of the term of the License Agreement prior to the Triggering Event, plus three years.  As an example, if a Triggering Event occurs five years after the date of the License Agreement, and the Company ceases all uses of the Biglari and Biglari Holdings names two years after the Triggering Event, the Royalty Period will equal a total of ten years (the sum of two years after the Triggering Event during which the Biglari and Biglari Holdings names are being used, plus a period of time equal to the five years prior to the Triggering Event, plus three years); or (ii) if the Company, its subsidiaries and affiliates cease all uses of the Biglari and Biglari Holdings names within three months after a Triggering Event, then the “Royalty Period” will equal the length of the term of the License Agreement prior to the Triggering Event, plus three years.  As an example, if a Triggering Event occurs five years after the date of the License Agreement, and the Company ceases all uses of the Biglari and Biglari Holdings names two months after the Triggering Event, the Royalty Period will equal a total of eight years (the sum of the period of time equal to the five years prior to the Triggering Event, plus three years).  Notwithstanding the above methods of determining the Royalty Period, the minimum Royalty Period is five years after a Triggering Event.

Mr. Biglari, along with his affiliates, and certain directors of the Company make investments in the Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations. However, Mr. Biglari does not pay an incentive allocation fee as a limited partner in the Lion Fund. As of April 10, 2013 and September 26, 2012, the total fair value of these investments was approximately $2,602 and $2,506, respectively.

Index

Note 17. Business Segment Reporting

Net revenue, earnings before income taxes and noncontrolling interests, and net earnings attributable to Biglari Holdings Inc. for the sixteen and twenty-eight weeks ended April 10, 2013 and April 11, 2012 were as follows:

	Net Revenue

	Sixteen Weeks		Twenty-Eight Weeks

	April 10, 2013	April 11, 2012	April 10, 2013	April 11, 2012
Operating Business:
Restaurant Operations:
Steak n Shake	$219,067	$217,921	$382,222	$378,413
Western	3,748	3,830	7,331	7,528
Total Restaurant Operations	222,815	221,751	389,553	385,941

Investment Management:
Consolidated affiliated partnerships	2,395	1,933	2,168	4,133
Total Investment Management Operations	2,395	1,933	2,168	4,133
	$225,210	$223,684	$391,721	$390,074

	Earnings before income taxes and noncontrolling interests				Net earnings attributable to Biglari Holdings Inc.
	Sixteen Weeks		Twenty-Eight Weeks		Sixteen Weeks		Twenty-Eight Weeks
	April 10, 2013	April 11, 2012	April 10, 2013	April 11, 2012	April 10, 2013	April 11, 2012	April 10, 2013	April 11, 2012
Operating Business:
Restaurant Operations:
Steak n Shake	$8,353	$13,070	$16,855	$26,719	$6,931	$8,738	$12,597	$17,697
Western	(856)	463	(574)	854	(533)	287	(373)	528
Total Restaurant Operations	7,497	13,533	16,281	27,573	6,398	9,025	12,224	18,225

Investment Management:
Biglari Capital Corp. (Incentive Fee)	—	—	21	36	—	—	13	22
Consolidated affiliated partnerships	2,160	1,476	1,870	3,574	729	191	687	467
Total Investment Management Operations	2,160	1,476	1,891	3,610	729	191	700	489

Corporate and Other:
Corporate and other	(5,608)	(5,187)	(6,436)	(8,312)	(3,317)	(3,351)	(3,476)	(5,133)
Investment and derivative gains/losses	(570)	378	(569)	3,973	(353)	234	(352)	2,463
Total Corporate and Other	(6,178)	(4,809)	(7,005)	(4,339)	(3,670)	(3,117)	(3,828)	(2,670)

Reconciliation of segments to consolidated amount:
Eliminations	—	—	(21)	(36)	—	—	—	—
Interest expense, excluding interest allocated to operating businesses	(2,059)	(2,533)	(3,796)	(4,388)	(1,277)	(1,571)	(2,354)	(2,721)
	$1,420	$7,667	$7,350	$22,420	$2,180	$4,528	$6,742	$13,323

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
(In thousands, except share and per share data)

Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a diversified holding company engaged in a number of diverse business activities.  Our most important operating subsidiaries are involved in the franchising and operating of restaurants.  We are led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings, Biglari Capital Corp. (“Biglari Capital”), Steak n Shake Operations, Inc. (“Steak n Shake”), and Western Sizzlin Corporation (“Western”).  Our long-term objective is to maximize per-share intrinsic value of the Company. Our strategy is to reinvest cash generated from our operating subsidiaries into any investments with the objective of achieving high risk-adjusted returns.  All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

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

Sixteen Weeks Ended April 10, 2013
We recorded net earnings attributable to Biglari Holdings Inc. of $2,180 for the second quarter of fiscal year 2013, as compared with net earnings attributable to Biglari Holdings Inc. of $4,528 in the second quarter of fiscal year 2012.

Twenty-Eight Weeks Ended April 10, 2013
We recorded net earnings attributable to Biglari Holdings Inc. of $6,742 for the current year-to-date period, as compared with net earnings attributable to Biglari Holdings Inc. of $13,323 in the same period of fiscal year 2012.

As of April 10, 2013 the total number of company-operated and franchised restaurants was 597 as follows:

	Company-operated	Franchised	Total
Steak n Shake	414	94	508
Western	5	84	89
Total	419	178	597

In the second quarter of 2013, Steak n Shake opened seven franchised units.  During the current year to date, Steak n Shake opened eleven franchised stores.  Western opened one franchised unit and closed another franchised one during the second quarter of 2013.  For the current year to date, six Western franchised units were closed, yet three franchised units were opened.

We are in the process of opening an office in Europe to manage an international expansion. We are recruiting personnel in areas such as marketing, supply chain, operations, franchise sales, and information technology to support global restaurant and franchise initiatives. In addition, we will pursue investments abroad as opportunities arise.

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

Index

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 10, 2013 and April 11, 2012:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	2013	2012	2013	2012
Net revenues
Restaurant Operations:
Net sales	97.1%	97.6%	97.6%	97.4%
Franchise royalties and fees	1.5	1.2	1.5	1.2
Other revenue	0.4	0.4	0.3	0.3
Total	98.9	99.1	99.4	98.9
Investment Management Operations:
Consolidated Affiliated Partnerships:
Investment gains/losses	1.0	0.8	0.5	1.0
Other income	0.0	0.0	0.1	0.0
Total	1.1	0.9	0.6	1.1
Total net revenues	100.0	100.0	100.0	100.0

Costs and expenses
Cost of sales (1)	29.6	29.0	29.5	28.6
Restaurant operating costs (1)	48.2	47.1	47.8	46.5
General and administrative	10.5	8.9	9.5	8.5
Depreciation and amortization	3.4	3.6	3.5	3.7
Marketing	5.2	5.1	5.6	5.2
Rent	2.4	2.4	2.4	2.4
Pre-opening costs	0.0	0.1	0.0	0.1
Provision for restaurant closings	0.1	0.1	0.1	0.1
Impairment of intangible assets	0.6	—	0.3	—
Loss on disposal of assets	0.3	0.1	0.2	0.1
Other operating (income) expense	(0.2)	(0.1)	(0.1)	(0.2)

Other income (expenses)
Interest, dividend and other investment income	1.1	0.3	1.3	0.4
Interest on obligations under leases	(1.3)	(1.4)	(1.3)	(1.4)
Interest expense	(0.9)	(1.1)	(1.0)	(1.1)
Realized investment gains/losses	—	0.2	0.0	1.0
Other-than-temporary impairment losses on investments	(0.3)	—	(0.1)	—
Total other income (expenses)	(1.4)	(2.0)	(1.2)	(1.1)

Earnings before income taxes	0.6	3.4	1.9	5.7

Income taxes	(0.9)	1.0	(0.1)	1.8

Net earnings	1.5	2.5	2.0	4.0
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(0.5)	(0.4)	(0.3)	(0.6)
Incentive fee	—	—	0.0	0.0
Total earnings/loss attributable to redeemable noncontrolling interests	(0.5)	(0.4)	(0.3)	(0.6)
Net earnings attributable to Biglari Holdings Inc.	1.0%	2.0%	1.7%	3.4%

(1)Cost of sales and Restaurant operating costs are expressed as a percentage of net sales.

Index

Comparison of Sixteen Weeks Ended April 10, 2013 to Sixteen Weeks Ended April 11, 2012

Net Earnings Attributable to Biglari Holdings Inc.
We recorded net earnings attributable to Biglari Holdings Inc. of $2,180, or $1.63 per diluted share, for the current quarter, as compared with net earnings attributable to Biglari Holdings Inc. of $4,528, or $3.39 per diluted share, for the second quarter of 2012.

Net Sales
In the second quarter of 2013, net sales increased 0.2% from $218,358 to $218,737 primarily because of the performance of our Restaurant Operations, mainly through the increase in Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales increased 0.3% during the second quarter of 2013.  (Customer traffic declined by 0.2%.)

Franchise royalties and fees increased 26.0% during the second quarter of 2013.  The number of franchised units was 178 on April 10, 2013 as compared to 167 on April 11, 2012. Franchise fees in conjunction with the opening of the franchised stores alone accounted for a 6.5% increase.  The remaining 19.5% increase is primarily attributable to royalties from new Steak n Shake franchised stores already opened in 2012 and 2013.

Costs and Expenses
Cost of sales was $64,837 or 29.6% of net sales, compared with $63,272 or 29.0% of net sales in the second quarter of 2012.

Restaurant operating costs were $105,377 or 48.2% of net sales compared to $102,807 or 47.1% of net sales in the second quarter of 2012.  The increase in expense was primarily caused by higher insurance costs (due to unfavorable development in workers’ compensation cases and higher frequency of general liability claims) of $1.1 million and higher staffing in our stores costing $1.3 million.

General and administrative expenses increased from $19,854 or 8.9% of total net revenues in the second quarter of 2012 to $23,624 or 10.5% of total net revenues.   Our efforts to franchise the Steak n Shake concept during the quarter resulted in higher expenses.

Depreciation and amortization expense was $7,750 or 3.4% of total net revenues versus $8,098 or 3.6% of total net revenues in the second quarter of 2012.

Marketing expense was $11,766 or 5.2% of total net revenues versus $11,390 or 5.1% of total net revenues in the second quarter of 2012.

Rent expense remained consistent at 2.4% as a percentage of total net revenues compared to the prior year quarter’s percentage.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $2,436 primarily through accruing dividends versus $776 recorded in the second quarter of 2012.

Interest expense decreased from $2,533 for the second quarter of 2012 to $2,059 for the current quarter.  The decrease primarily pertained to lower interest rates on Steak n Shake’s current credit facility. The interest rate on Steak n Shake’s current credit facility was 3.7%, which decreased from 5.4% on the former credit facility on April 11, 2012.  The outstanding borrowings on April 10, 2013 were $131,125, which included the revolver, as compared to $119,500 on April 11, 2012.

Income tax expense decreased from $2,136 for the second quarter of 2012 to a benefit of $1,965 for the current quarter.  The decrease in the tax expense is primarily attributable to the retroactive extension by Congress of the Work Opportunity Tax Credit of $0.7 million, dividends which were received from equity investments (generally taxed at lower rates than the income derived from wholly owned businesses) of $0.4 million, and lower pretax income, resulting in $2.2 million of lowered federal tax expense.

Biglari Holdings Investment Gains
In the second quarter of 2013 we recorded an impairment of $570 for an available for sale security that was in a continuous unrealized loss position for more than twelve consecutive months.  In the second quarter of 2012 we recorded net realized investments gains of $378. We directly hold these investments, not our consolidated affiliated partnerships.

Index

Consolidated Affiliated Partnerships Investment Gains
In the second quarter of 2013, investment gains of consolidated affiliated partnerships increased from $1,842 to $2,285. We recorded a net realized gain of $69 for the current quarter related to dispositions of investments held by our consolidated affiliated partnerships as well as an unrealized net investment gain of $2,216 for a total of $2,285. These totals were offset by $1,205 connected to earnings attributable to redeemable noncontrolling interests.  During the second quarter of 2012, we recorded a net realized gain of $159 related to dispositions of investments held by our consolidated affiliated partnerships as well as an unrealized net investment gain of $1,683 for a total of $1,842. These amounts were offset by $1,003 related to earnings attributable to redeemable noncontrolling interests.

Comparison of Twenty-Eight Weeks Ended April 10, 2013 to Twenty-Eight Weeks Ended April 11, 2012

Net Earnings Attributable to Biglari Holdings Inc.
We recorded net earnings attributable to Biglari Holdings Inc. of $6,742, or $5.05 per diluted share, for the current year-to-date period, as compared with net earnings attributable to Biglari Holdings Inc. of $13,323, or $9.97 per diluted share, for the same period of 2012.

Net Sales
In the current year-to-date period, net sales increased 0.7% from $379,874 to $382,476 primarily because of the performance of our Restaurant Operations, mainly through the increase in Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales increased 0.7% during the current year-to-date period.  (Customer traffic increased by 0.5%.)

Franchise royalties and fees increased 22.2% during the current year-to-date period.  Franchise fees in conjunction with the opening of the franchised stores alone accounted for a 5.2% increase.  The remaining 17.0% increase is primarily attributable to royalties from new Steak n Shake franchised stores already opened in 2012 and 2013.

Costs and Expenses
Cost of sales was $112,791 or 29.5% of net sales, compared with $108,696 or 28.6% of net sales in the same period of 2012.    Higher commodity prices impacted cost of sales by $1.0 million.

Restaurant operating costs were $182,737 or 47.8% of net sales compared to $176,770 or 46.5% of net sales in the same period of 2012.  The increase in expense was primarily caused by higher insurance costs (due to unfavorable development in workers’ compensation cases and higher frequency of general liability claims) of $2.4 million and higher staffing in our stores costing $2.7 million.

General and administrative expenses increased from $33,112 or 8.5% of total net revenues in the prior year-to-date period of 2012 to $37,201 or 9.5% of total net revenues.  Our efforts to franchise the Steak n Shake concept during the current year-to-date period resulted in higher expenses.

Depreciation and amortization expense for the current year-to-date period was $13,693 or 3.5% of total net revenues versus $14,399 or 3.7% of total net revenues in the same period of 2012.

Marketing expense for the current year-to-date period was $21,999 or 5.6% of total net revenues versus $20,277 or 5.2% of total net revenues in the same period of 2012.  The increase in expense was primarily due to higher commercial production costs.

Rent expense for the current year-to-date period remained consistent at 2.4% as a percentage of total net revenues compared to the same period of 2012.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $4,980 primarily through accruing dividends pertinent to one investment versus $1,402 recorded in same period of 2012.

Interest expense decreased from $4,388 for the prior year-to-date period of 2012 to $3,796 for the current year-to-date period.  The decrease primarily pertained to lower interest rates on Steak n Shake’s current credit facility.  The interest rate on Steak n Shake’s current credit facility was 3.7%, which decreased from 5.4% on the former credit facility at April 11, 2012.  The outstanding borrowings at April 10, 2013 were $131,125, which included the revolver, compared to $119,500 at April 11, 2012.

Income tax expense decreased from $6,896 for the year-to-date period of 2012 to a benefit of $422 for the current year-to-date period.  The decrease in the tax expense is primarily attributable to the retroactive extension by Congress of the Work Opportunity Tax Credit of $0.7 million, dividends received from equity investments, which are taxed at lower rates than the income derived from wholly owned businesses, of $0.8 million and lower pretax income which resulted in $5.3 million of lower federal tax expense.

Index

Biglari Holdings Investment Gains
We recorded net realized investment gains of $1 related to dispositions of marketable equity securities and we recorded an impairment of $570 for an available for sale security that was in a continuous unrealized loss position for more than twelve consecutive months during the current year-to-date period.   We recorded $3,973 of net realized gains on investments during the same period of 2012. These investments are held directly by us and not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains
We recorded a net realized gain of $156 for the current year-to-date period related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized net investment gain of $1,781 for a total of $1,937. We also received an incentive fee of $21. These amounts were offset by $1,051 connected to earnings attributable to redeemable noncontrolling interests. During the same period of fiscal year 2012, we recorded a net realized gain of $1,585 related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized net investment gain of $2,381 for a total of $3,966. We also received an incentive fee of $36. These amounts were offset by $2,237 related to earnings attributable to redeemable noncontrolling interests.

Consolidated Affiliated Partnerships
Investments held directly by the consolidated affiliated partnerships usually consist of domestic equity securities. Certain of the consolidated affiliated partnerships hold the Company’s common stock as investments. In our consolidated financial statements, we classify this common stock as treasury stock despite the shares being legally outstanding. As of April 10, 2013 and September 26, 2012, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost).

In fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $50,174 as of the end of the fiscal 2013 second quarter. These investments in the Lion Fund do not appear explicitly in our Consolidated Balance Sheet because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in our financial statements. Further, the Lion Fund’s portfolio holds a significant interest in Biglari Holdings’ common stock, which is classified on our Consolidated Balance Sheet as a reduction to Shareholders’ equity. Biglari Holdings’ pro-rata ownership of its Company common stock through the Lion Fund was 99,800 shares of stock (with a fair value of $37,244) based on Biglari Holdings’ ownership interest in the Lion Fund as of the end of the fiscal 2013 second quarter.

Liquidity and Capital Resources
We generated $18,810 in cash flows from operations during the current year-to-date period as compared to $13,826 during the same period of 2012.  The change in cash flows from operations is primarily due to the favorable change in cash used by consolidated affiliated partnerships during the current year-to-date as compared to the same period in 2012.  Cash provided by operating activities excluding the effect of investment operations of consolidated affiliated partnerships was $19,935 for the current year-to-date as compared to $18,643 during the same period of 2012.

Net cash used in investing activities during the current year-to-date period was $54,220 compared to net cash used by investing activities of $68,645 during the same period of fiscal year 2012.  The change resulted primarily from decreased net purchases and sales of investments during the current year-to-date period versus the same period of 2012.

Net cash used in financing activities during the current year-to-date period was $5,918 compared to net cash used in financing activities of $7,126 during the same period of fiscal year 2012.  The change resulted primarily from a net increase in borrowings from Steak n Shake’s revolving credit facility of $6.0 million which was partially offset by the extinguishment of Western’s long term debt of $2.1 million and increased distributions to noncontrolling interests of $1.8 million.

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

Steak n Shake was in compliance with all financial covenants under the Credit Facility as of April 10, 2013.

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
Our investments are generally concentrated in common stocks. On April 10, 2013, most of our investments are in the common stock of one entity. A significant decline in the general stock market or in the price of major investments may produce a large decrease in our consolidated shareholders’ equity and under certain circumstances may require the recognition of losses in the consolidated statement of earnings. Decreases in values of equity investments can have a material adverse effect on our consolidated shareholders’ equity.

On April 10, 2013 interest on the term loan and revolver under Steak n Shake’s credit facility is based on a Eurodollar rate plus an applicable margin ranging from 3.00% to 3.75% or a base rate plus an applicable margin ranging from 2.00% to 2.75%. The applicable margins are contingent on Steak n Shake’s total leverage ratio. The revolver also carries a commitment fee ranging from 0.35% to 0.50%, based on Steak n Shake’s total leverage ratio, per annum on the unused portion of the credit line. On April 10, 2013 a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $336 on our annual net earnings.

On October 11, 2012, Steak n Shake entered into a new interest rate swap for a notional amount of $65,000 through September 30, 2015. The agreement hedges potential changes in the Eurodollar rate. The fair value of the interest rate swap was a loss of $317 on April 10, 2013.

In February 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016.  The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $12,000 on April 10, 2013.  The fair value of the interest rate swap was a loss of $271 on April 10, 2013.

We have minimal exposure to foreign currency exchange rate fluctuations, as we are not party to any material non-U.S. dollar denominated contracts.

Item 4.	Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of April 10, 2013.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 10, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain agreements with our Chairman and CEO may deter a change of control.

We have entered into a license agreement with Sardar Biglari, Chairman and Chief Executive Officer, under which Mr. Biglari has granted the Company an exclusive license to use his name when connected to the provision of certain products and services.  In the event of a change of control of the Company, Mr. Biglari would be entitled to receive revenue-based royalty payments related to the usage of his name under the terms of the License Agreement for a defined period of no less than five years. Revenue-based royalties derived from Steak n Shake’s restaurants (including Company operated and franchised locations), products and brands, would be included in calculating these royalty payments.  In addition, we have an incentive agreement with Mr. Biglari, in which he is entitled to receive performance-based annual incentive payments contingent on the growth of the Company’s adjusted book value in each fiscal year. In the event of a change in Control after the third anniversary of the Incentive Agreement, Mr. Biglari would receive specified payments thereunder. The combination of these provisions along with others referenced (e.g., contracts cancellable if Mr. Biglari is no longer Chairman and CEO) altogether could have the effect of preventing a transaction involving a change of control of the Company or deterrence of a potential proxy contest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

Exhibit Number	Description

10.01	Trademark Sublicense Agreement, entered as of May 14, 2013, by and among the Company, Steak n Shake, LLC and Steak n Shake Enterprises, Inc.

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files.

*	Furnished herewith.

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

Date: May 17, 2013
Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller