Form 10-Q
period 2013-07-03
BIGLARI HOLDINGS INC.
filed 2013-08-09
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2013

or

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

As of August 5, 2013 1,433,835 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

Index

BIGLARI HOLDINGS INC.

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	July 3, 2013	September 26, 2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$22,358	$60,359
Investments	131,207	269,858
Receivables, net of allowance of $824 and $744, respectively	7,516	7,001
Inventories	6,578	6,624
Assets held for sale	561	2,357
Other current assets	6,612	2,798
Total current assets	174,832	348,997
Property and equipment, net	349,156	356,638
Goodwill	27,529	27,529
Other intangible assets, net	7,926	6,248
Other assets	8,271	9,109
Equity in investment partnerships	337,479	—
Investments held by consolidated affiliated partnerships	—	25,266
Total assets	$905,193	$773,787
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$42,148	$33,210
Accrued expenses	52,599	53,866
Deferred income taxes	11,205	19,367
Current portion of obligations under leases	6,197	5,713
Current portion of long-term debt	9,750	12,138
Total current liabilities	121,899	124,294
Deferred income taxes	71,587	8,675
Obligations under leases	107,280	110,353
Long-term debt	112,938	120,250
Other long-term liabilities	9,440	9,002
Total liabilities	423,144	372,574
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests of consolidated affiliated partnerships	—	52,088
Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,511,174 shares issued, 1,328,118 and 1,227,928 shares outstanding (net of treasury stock), respectively	756	756
Additional paid-in capital	150,452	143,035
Retained earnings	365,429	251,983
Accumulated other comprehensive income	30,307	43,897
Treasury stock – at cost: 183,056 and 283,246 shares at July 3, 2013 and September 26, 2012, respectively (includes 105,670 shares held by investment partnerships at July 3, 2013 and 205,743 shares held by consolidated affiliated partnerships at September 26, 2012)	(64,895)	(90,546)
Biglari Holdings Inc. shareholders’ equity	482,049	349,125
Total liabilities and shareholders’ equity	$905,193	$773,787

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)	Twelve Weeks Ended		Forty Weeks Ended
	July 3, 2013	July 4, 2012	July 3, 2013	July 4, 2012
Net revenues
Restaurant Operations:
Net sales	$179,105	$172,128	$561,581	$552,002
Franchise royalties and fees	3,064	2,475	8,819	7,222
Other revenue	698	583	2,020	1,903
Total	182,867	175,186	572,420	561,127
Investment Management Operations:
Consolidated Affiliated Partnerships:
Investment gains	1,660	501	3,597	4,467
Other income	75	86	306	253
Total	1,735	587	3,903	4,720
Total net revenues	184,602	175,773	576,323	565,847

Costs and expenses
Cost of sales	53,041	49,812	165,832	158,508
Restaurant operating costs	84,137	81,326	266,874	258,096
General and administrative	18,609	15,006	55,810	48,118
Depreciation and amortization	5,761	6,031	19,454	20,430
Marketing	11,711	11,666	33,710	31,943
Rent	4,548	4,044	14,045	13,536
Pre-opening costs	133	7	138	430
Provision for restaurant closings	214	26	500	346
Impairment of intangible assets	—	—	1,244	—
Loss on disposal of assets	121	115	960	484
Other operating (income) expense	(138)	(149)	(643)	(793)
Total costs and expenses, net	178,137	167,884	557,924	531,098

Other income (expense)
Interest, dividend and other investment income	2,353	1,003	7,333	2,405
Interest on obligations under leases	(2,277)	(2,321)	(7,476)	(7,748)
Interest expense	(1,173)	(1,812)	(4,969)	(6,200)
Gain on sale of Biglari Capital Corp.	1,597	—	1,597	—
Gain on contributions to investment partnerships	162,869	—	162,869	—
Realized investment gains	—	227	1	4,200
Other than temporary impairment losses on investments	—	—	(570)	—
Total other income (expense)	163,369	(2,903)	158,785	(7,343)

Earnings before income taxes	169,834	4,986	177,184	27,406

Income taxes	62,259	(17)	61,837	6,879

Net earnings	107,575	5,003	115,347	20,527
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(871)	(150)	(1,922)	(2,387)
Incentive fee	—	—	21	36
Total earnings attributable to redeemable noncontrolling interests	(871)	(150)	(1,901)	(2,351)
Net earnings attributable to Biglari Holdings Inc.	$106,704	$4,853	$113,446	$18,176

Earnings per share attributable to Biglari Holdings Inc.
Basic earnings per common and common equivalent share	$80.34	$3.64	$85.19	$13.63
Diluted earnings per common and common equivalent share	$80.16	$3.63	$85.01	$13.59

Weighted average shares and equivalents
Basic	1,328,116	1,334,339	1,331,692	1,333,880
Diluted	1,331,105	1,337,538	1,334,465	1,337,199

See accompanying Notes to Consolidated Financial Statements.

Index

 BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

(In thousands)	Twelve Weeks Ended		Forty Weeks Ended
	July 3, 2013	July 4, 2012	July 3, 2013	July 4, 2012

Net earnings attributable to Biglari Holdings Inc.	$106,704	$4,853	$113,446	$18,176
Other comprehensive income:
Reclassification of investment appreciation in net earnings	—	—	(1)	(1,455)
Applicable income taxes	—	—	—	553
Reclassification of investment appreciation in net earnings on contribution to investment partnerships	(162,869)	—	(162,869)	—
Applicable income taxes	61,890	—	61,890
Reclassification of other than temporary impairment losses on investments	—	—	461	—
Applicable income taxes	—	—	(175)	—
Net change in unrealized gains and losses on investments	69,567	25,148	140,622	62,933
Applicable income taxes	(26,435)	(9,556)	(53,436)	(23,914)
Foreign currency translation	14	—	(82)	—
Other comprehensive income, net	(57,833)	15,592	(13,590)	38,117
Total comprehensive income	$48,871	$20,445	$99,856	$56,293

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Forty Weeks Ended
	July 3, 2013	July 4, 2012
Operating activities
Net earnings	$115,347	$20,527
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	19,454	20,430
Provision for deferred income taxes	59,816	(1,373)
Asset impairments and provision for restaurant closings	500	346
Impairment of intangible assets	1,244	—
Stock-based compensation and other non-cash expenses	396	781
Loss on disposal of assets	960	484
Gain on sale of Biglari Capital Corp.	(1,597)	—
Gain on contributions to investment partnerships	(162,869)	—
Realized investment gains/losses	(1)	(4,200)
Other than temporary impairment on investments	570	—
Changes in receivables and inventories	(349)	(3,540)
Changes in other assets	(3,030)	(5,608)
Changes in accounts payable and accrued expenses	7,104	12,118
Investment operations of consolidated affiliated partnerships:
Purchases of investments	—	(14,477)
Sales of investments	1,516	14,537
Realized investment gains, net	(261)	(1,685)
Unrealized gains/losses on marketable securities held by consolidated affiliated partnerships	(3,336)	(2,782)
Changes in cash and cash equivalents held by consolidated affiliated partnerships	(578)	(902)
Net cash provided by operating activities	34,886	34,656
Investing activities
Additions of property and equipment	(10,421)	(6,804)
Proceeds from property and equipment disposals	2,360	2,288
Purchase of business and lease rights	(3,770)	—
Proceeds from sale of Biglari Capital Corp., net of cash on hand	1,699	—
Purchases of investments	(46,977)	(102,800)
Sales of investments	1	38,108
Changes in due to/from broker	—	(7,013)
Net cash used in investing activities	(57,108)	(76,221)
Financing activities
Proceeds from revolving credit facility	17,000	—
Payments on revolving credit facility	(17,000)	—
Principal payments on long-term debt	(9,700)	(8,379)
Principal payments on direct financing lease obligations	(4,882)	(4,356)
Proceeds from exercise of stock options	11	29
Excess tax benefits from stock-based awards	3	383
Repurchase of employee shares for tax withholding	—	(8)
Financing activities of consolidated affiliated partnerships:
Contributions from noncontrolling interests	1,076	1,534
Distributions to noncontrolling interests	(2,302)	(154)
Net cash used in financing activities	(15,794)	(10,951)
Effect of exchange rate changes on cash	15	—
Decrease in cash and cash equivalents	(38,001)	(52,516)
Cash and cash equivalents at beginning of period	60,359	98,987
Cash and cash equivalents at end of period	$22,358	$46,471

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Forty Weeks Ended July 3, 2013 and July 4, 2012)
(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at September 26, 2012	$756	$143,035	$251,983	$43,897	$(90,546)	$349,125
Net earnings attributable to Biglari Holdings Inc.			113,446			113,446
Other comprehensive income, net				(13,590)		(13,590)
Deconsolidation of affiliated partnerships					25,640	25,640
Increase in fair value of Treasury stock at deconsolidation		12,224				12,224
Exercise of stock options and other stock compensation transactions		3			11	14
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(4,810)				(4,810)
Balance at July 3, 2013	$756	$150,452	$365,429	$30,307	$(64,895)	$482,049

Balance at September 28, 2011	$756	$144,569	$230,390	$(5,468)	$(90,569)	$279,678
Net earnings attributable to Biglari Holdings Inc.			18,176			18,176
Other comprehensive income, net				38,117		38,117
Exercise of stock options and other stock compensation transactions		860			23	883
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(4,668)				(4,668)

Balance at July 4, 2012	$756	$140,761	$248,566	$32,649	$(90,546)	$332,186

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
July 3, 2013
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

Basis of Presentation and Consolidation
On July 1, 2013, Biglari Holdings sold all of the outstanding shares of Biglari Capital Corp. (“Biglari Capital”) to Mr. Biglari for a purchase price of $1,700.  Biglari Capital is the general partner of The Lion Fund, L.P. (the “Lion Fund”) as well as the newly-formed The Lion Fund II, L.P. (the “Lion Fund II”).  Lion Fund and Lion Fund II (collectively “investment partnerships”) are limited partnerships that operate as private investment funds.  On July 3, 2013 the Company liquidated the partners’ interest in Western Acquisitions, L.P. by distributing assets of the partnership to the partners.  The Company contributed cash and securities having an aggregate value of $326,452 in exchange for a limited interest.

Prior to the contributions of securities, the securities contributed to the investment partnerships were accounted for as available for sale securities with unrealized gains and losses recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Balance Sheet.  The accumulated unrealized gains and losses were thus recognized in earnings with the contribution of the securities to the investment partnerships; a non-cash gain of $162,869 ($100,979 net of tax) was recorded on July 1, 2013.  The gain had no impact on total Shareholders’ equity because the unrealized gains were included as a component of Accumulated Other Comprehensive Income.  Our interests are accounted as equity method investments because of our retained limited partner interests in the investment partnerships.  Prospectively from July 1, 2013, the Company will record earnings from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the Consolidated Statement of Earnings based on our proportional ownership interest in the investment partnerships’ total earnings.

Before the sale of Biglari Capital, the Company consolidated its affiliated partnerships in its consolidated financial statements, which included the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Biglari Capital, Steak n Shake Operations, Inc. (“Steak n Shake”), and Western Sizzlin Corporation (“Western”), and (iii) the Lion Fund and Western Acquisitions, L.P. (the “consolidated affiliated partnerships”), in which the Company had a substantive controlling interest.  As a result of the sale of Biglari Capital and the related winding up of Western Acquisitions, L.P., the Company has ceased to have a controlling interest in the consolidated affiliated partnerships, which therefore will no longer be consolidated in the Company’s financial statements.  Beginning July 1, 2013, the consolidated financial statements include only the accounts of (i) the Company and (ii) its wholly-owned subsidiaries Steak n Shake and Western.  All intercompany accounts and transactions are eliminated in consolidation.

We consolidate entities in which we have a wholly-owned or controlling interest in the general partner. Prior to July 1, 2013 the consolidated affiliated partnerships’ assets and liabilities were consolidated on the Consolidated Balance Sheet even though outside limited partners had majority ownership in the consolidated affiliated partnerships.

Western’s June 30 quarter end for financial reporting purposes differs from the end of the Company’s fiscal quarter of July 3, 2013. There were no significant transactions in the intervening period for Western.

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard did not have a material effect on our financial position or results of operations.

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

Note 3. Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the year.  For purposes of computing the weighted average common shares outstanding, the shares of treasury stock attributable to the unrelated limited partners — based on their proportional ownership during the period — are considered outstanding shares.  Preceding the sale of Biglari Capital, for financial reporting purposes all common shares of the Company held by the consolidated affiliated partnerships are recorded in Treasury stock on the Consolidated Balance Sheet.

Index

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Twelve Weeks Ended		Forty Weeks Ended

	July 3,	July 4,	July 3,	July 4,
	2013	2012	2013	2012
Basic earnings per share:
Weighted average common shares	1,328,116	1,334,339	1,331,692	1,333,880
Diluted earnings per share:
Weighted average common shares	1,328,116	1,334,339	1,331,692	1,333,880
Dilutive effect of stock awards	2,989	3,199	2,773	3,319
Weighted average common and incremental shares	1,331,105	1,337,538	1,334,465	1,337,199
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock	705	705	705	705

Note 4.  Investments

Investments consisted of the following:
	July 3, 2013	September 26, 2012
Cost	$82,192	$199,057
Gross unrealized gains	49,015	71,416
Gross unrealized losses	—	(615)
Fair value	$131,207	$269,858

At the end of the fiscal third quarter the Company contributed $324,752 of securities to the investment partnerships in exchange for limited partner interests in the investment partnerships which are accounted for prospectively as equity method investments.  As of July 3, 2013, the Company retained a balance of $131,207 of investments deemed as available-for-sale securities and largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

The Company recognized a pre-tax gain of $162,869 on the contribution of securities to investment partnerships.  The gain had a material effect on the Company’s fiscal 2013 third quarter and year-to-date earnings.  However, this gain had no impact on total Shareholders’ equity because the investments were carried at fair value prior to the contribution, with the unrealized gains included as a component of Accumulated Other Comprehensive Income.

Realized investment gains/losses were as follows:
	Twelve Weeks Ended		Forty Weeks Ended

	July 3,	July 4,	July 3,	July 4,
	2013	2012	2013	2012
Gross realized gains on sales	$—	$227	$1	$4,584
Gross realized losses on sales	—	—	—	(384)
Total realized gains/losses	$—	$227	$1	$4,200

Note 5.  Equity in Investment Partnerships

In connection with the Biglari Capital transaction, Biglari Holdings contributed $326,452 of cash and securities to the investment partnerships in return for additional limited partner interest.  The contribution consisted primarily of the common stock of Cracker Barrel Old Country Store, Inc.  Prior to the contribution the fair value of the Company’s limited partner interests in the investment partnerships totaled $54,608.  As of July 3, 2013 the fair value of the equity in the investment partnerships was $381,060.  The fair value of our equity is based on the fair value of the investments held by the investment partnerships and on our ownership interest in the investment partnerships.  As of July 3, 2013 the carrying value of the equity in the investment partnerships was $337,479, excluding $43,581 classified as Treasury stock representing our proportional share of Company common stock held by the investment partnerships.  The fair value measurement is classified as level 3 within the fair value hierarchy.

Beginning July 1, 2013, as a result of the sale of Biglari Capital and of our limited partner interests in the investment partnerships, the Company reports on the limited partnership interests under the equity method of accounting.  Our proportional share of equity in the investment partnerships, excluding Company common stock held by said partnerships, is recorded as Equity in investment partnerships.  The Company’s proportional share of its common stock as held by the investment partnerships is recorded as Treasury stock.  The Company will record earnings from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the Consolidated Statements of Earnings based on our proportional ownership interests in the investment partnerships’ total earnings.   Gains and losses on Company common stock included in the earnings of these partnerships recorded by the Company will be eliminated.

Index

The investment partnerships have a December 31 fiscal year ending, with their most current quarter ending June 30, 2013.  We apply their quarter end values in our financials.  Consequently, no income or loss was recorded for the earnings from equity in investment partnerships during this quarter as the sale of Biglari Capital occurred on July 1, 2013.  The current fiscal year end for Biglari Holdings is September 25, 2013.  However, the earnings from the equity method investments in the investment partnerships will be allocated through September 30, 2013.  As the general partner of the investment partnerships, Biglari Capital will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%.  Our investment in these partnerships is committed on a rolling 5-year basis.

Summarized financial information for Lion Fund and Lion Fund II as of July 3, 2013 is presented below:

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Current and Total Assets	$115,705	$335,180
Current and Total Liabilities	$60	$—
Biglari Holdings’ Ownership Interest	51.8%	96.0%

Note 6. Consolidated Affiliated Partnerships

Preceding the sale of Biglari Capital we accounted for investment gains and losses on securities held by our consolidated affiliated partnerships.  As a result of the sale of Biglari Capital and the related winding up of Western Acquisitions, L.P., the Company has ceased to hold a controlling interest in the consolidated affiliated partnerships, which, accordingly, will no longer be consolidated in the Company’s financial statements.  Prospectively from July 1, 2013, we will record earnings from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the Consolidated Statements of Earnings based on our proportional ownership interest in the investment partnerships’ total earnings.

Collectively, the Lion Fund and Western Acquisitions, L.P. were referred to as consolidated affiliated partnerships of the Company.  Certain of the consolidated affiliated partnerships held the Company’s common stock as investments. Within our consolidated financial statements, we classified this common stock as Treasury stock though the shares were legally outstanding. As of September 26, 2012, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock ($69,221 at cost).

Net earnings of the Company included the realized and unrealized appreciation/depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation/depreciation of investments the consolidated affiliated partnerships held in the Company’s common stock, which was eliminated in the consolidation.

In fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $48,306 at September 26, 2012.  No amounts were invested in the year-to-date period in fiscal year 2013 during the period that the Lion Fund was a consolidated affiliated partnership or in fiscal year 2012.  These investments in the Lion Fund did not appear explicitly in the Company’s Consolidated Balance Sheet as of September 26, 2012 because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statements while it was a consolidated affiliated partnership.  Further, the Lion Fund’s portfolio holds significant interests in Biglari Holdings’ common stock, which was classified on the Company’s Consolidated Balance Sheet as a reduction to Shareholders’ equity as of September 26, 2012.

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships, other than holdings of the Company’s common stock:

September 26, 2012
Equity securities:
Cost	$10,288
Fair value	$13,151

Index

The investments held by consolidated affiliated partnerships, other than holdings of the Company’s common stock, were as follows:

September 26, 2012

Fair value of equity securities	$13,151
Cash	12,115
Investments held by consolidated affiliated partnerships	$25,266

Cash held by consolidated affiliated partnerships was available for use only by the consolidated affiliated partnerships.

Realized investment gains/losses arise when investments are sold. The net unrealized and realized gains/losses as well as the total net realized and unrealized gains/losses from investments by consolidated affiliated partnerships, other than holdings of the Company’s common stock, were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	July 3, 2013	July 4, 2012	July 3, 2013	July 4, 2012
Net unrealized gains/losses	$1,555	$401	$3,336	$2,782
Net realized gains/losses from sale	$105	$100	$261	$1,685
Total net unrealized and realized gains/losses	$1,660	$501	$3,597	$4,467

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners was presented as Redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the accompanying Consolidated Balance Sheet.

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships.

	Forty Weeks Ended
	July 3, 2013	July 4, 2012
Carrying value at beginning of period	$52,088	$45,252
Contributions from noncontrolling interests	1,076	1,534
Distributions to noncontrolling interests	(2,302)	(154)
Incentive fee	(21)	(36)
Income allocation	1,922	2,387
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value	4,810	4,668
Adjustment to reflect deconsolidation of affiliated partnerships	(57,573)	—
Carrying value at end of period	$—	$53,651

The consolidated affiliated partnerships held shares of the Company’s common stock.  Any unrealized gain or loss on the common stock of the Company was eliminated in our financial statements. The unrealized gain that was attributable to the noncontrolling interests increased the redemption value of outside capital.  The adjustment to increase the redemption value based on unrealized gains in the Company’s common stock held by the consolidated affiliated partnerships was $4,668 on July 4, 2012.

The Company, through its ownership of Biglari Capital and Western Investments Inc., was entitled to an incentive fee to the extent investment performance of the consolidated affiliated partnerships exceeded specified hurdle rates. Any such fee was included in net earnings attributable to the Company in the period in which the fee was earned.

Biglari Capital, the general partner of the Lion Fund, earned a $21 incentive reallocation fee at December 31, 2012. At December 31, 2011, Biglari Capital earned a $36 incentive reallocation fee.  As a result of the sale of Biglari Capital and the related winding up of Western Acquisitions, L.P., the Company is no longer entitled to receive such incentive fees.

Net earnings attributable to the Company only included the Company’s share of earnings and losses related to its investments in the consolidated affiliated partnerships; all other earnings or losses from the consolidated affiliated partnerships were allocated to the redeemable noncontrolling interests.

Index

Note 7. Assets Held for Sale

Assets held for sale are composed of the following:
	July 3, 2013	September 26, 2012
Land and buildings	$561	$2,050
Improvements	—	307
Total assets held for sale	$561	$2,357

The July 3, 2013 balance included two parcels of land.  The Company expects to sell these properties by the end of the fiscal year.  During the first and second quarters of fiscal year 2013, two parcels of land and three closed restaurants were sold.

Note 8. Other Current Assets

Other current assets primarily include prepaid rent, prepaid contractual obligations and current portion of capitalized loan acquisition costs.

Note 9. Property and Equipment

Property and equipment is composed of the following:

	July 3, 2013	September 26, 2012
Land	$162,652	$162,685
Buildings	152,838	150,601
Land and leasehold improvements	156,153	155,702
Equipment	208,089	204,340
Construction in progress	5,253	2,605
	684,985	675,933
Less accumulated depreciation and amortization	(335,829)	(319,295)
Property and equipment, net	$349,156	$356,638

Note 10. Goodwill and Other Intangibles

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

Other Intangibles
Other intangibles are composed of the following:

	July 3, 2013			September 26, 2012

	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,326)	$154	$1,480	$(1,235)	$245
Franchise agreement	5,310	(1,726)	3,584	5,310	(1,328)	3,982
Other	810	(564)	246	810	(533)	277
Total	7,600	(3,616)	3,984	7,600	(3,096)	4,504
Intangible assets with indefinite lives	3,942	—	3,942	1,744	—	1,744
Total intangible assets	$11,542	$(3,616)	$7,926	$9,344	$(3,096)	$6,248

Amortization expense for the twelve weeks ending July 3, 2013 and July 4, 2012 was $169. Amortization expense for the forty weeks ending July 3, 2013 and July 4, 2012 was $520 and $533, respectively. Total annual amortization expense for each of the next five years will approximate $601.

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western and rights to favorable leases related with prior acquisitions. These intangible assets are being amortized over their estimated weighted average useful lives ranging from eight to twelve years.

Intangible assets with indefinite lives consist of reacquired franchise rights in connection with previous acquisitions as well as lease rights acquired in the current year in which the allocation of purchase price is under review. During the second fiscal quarter of 2013, the Company recorded an impairment loss for an intangible asset of $1,244.  This represents the trade name of Western’s company-operated stores, which we decided no longer to use. The calculation of fair value of the trade name was determined primarily by using a discounted cash flow analysis.

Note 11. Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, the non-current portion of capitalized loan acquisition costs, and restricted cash related to workers’ compensation claims.

Note 12. Borrowings

During the twelve weeks ended July 3, 2013 Steak n Shake paid the outstanding balance on its revolving credit facility of $6,000.  The outstanding debt on Steak n Shake’s credit facility on July 3, 2013 was $122,688 compared to $116,750 on July 4, 2012.

Steak n Shake’s credit facility includes affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.

Steak n Shake was in compliance with all covenants under the credit facility as of July 3, 2013.

The carrying amounts for debt reported in the Consolidated Balance Sheet do not differ materially from their fair values at July 3, 2013 and September 26, 2012.  The fair value was determined to be a Level 3 fair value measurement.

Note 13. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, and deferred compensation.

Note 14. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur.

For the forty weeks ending on July 3, 2013 our income tax expense was $61,837 compared to income tax expense of $6,879 in the same period in the prior year.  The increase in tax expense is attributable to gains on contributions of securities to the investment partnerships.

Index

As of July 3, 2013 and September 26, 2012, we had approximately $787 and $812, respectively, of unrecognized tax benefits, which are included in Other long-term liabilities in the Consolidated Balance Sheets.

Note 15. Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

On June 3, 2013 and July 2, 2013, two shareholders of the Company filed derivative actions putatively on behalf of the Company against the members of our board of directors in the United States District Courts for the Southern District of Indiana and the Western District of Texas.  The shareholders allege various claims relating to certain Company transactions, including the Company’s acquisition of Biglari Capital, Mr. Biglari’s incentive agreement, the trademark license agreement between the Company and Mr. Biglari, and the rights offering, and seek to recover unspecified damages and various forms of injunctive relief.  The Company believes these claims are without merit and intends to defend these cases vigorously.

Note 16. Fair Value of Financial Assets and Liabilities

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

Cash equivalents: Cash equivalents primarily consist of money market funds which are classified within Level 1 of the fair value hierarchy. The consolidated affiliated partnerships did not hold cash equivalents on September 26, 2012.

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

Investment held by consolidated affiliated partnership: Investments of $190 as of September 26, 2012 have been classified within Level 3 of the fair value hierarchy and represent a private security.

Investment derivatives and interest rate swaps: Investment derivatives and interest rate swaps are marked to market each reporting period with fair value based on readily available market quotes, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at July 3, 2013 and September 26, 2012 represent the fair market value for Steak n Shake’s two interest rate swaps.

Index

The fair values of financial assets and liabilities were as follows:

	July 3, 2013				September 26, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,315	$-	$-	$2,315	$14,286	$-	$-	$14,286
Equity securities:
Restaurant/Retail	124,892	-	-	124,892	266,940	-	-	266,940
Insurance	6,315	-	-	6,315	1,574	-	-	1,574
Other	-	-	-	-	1,344	-	-	1,344
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	-	-	-	-	11,156	-	-	11,156
Other	-	-	-	-	1,805	-	-	1,805
Non-qualified deferred compensation plan investments	1,056	-	-	1,056	888	-	-	888
Investment held by consolidated affiliated partnership	-	-	-	-	-	-	190	190
Total assets at fair value	$134,578	$-	$-	$134,578	$297,993	$-	$190	$298,183

Liabilities
Interest rate swaps	-	263	-	263	-	351	-	351
Total liabilities at fair value	$-	$263	$-	$263	$-	$351	$-	$351

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 17. Related Party Transactions

On July 1, 2013, Biglari Holdings entered into the following agreements with Mr. Biglari, its Chairman and Chief Executive Officer: (i) a Stock Purchase Agreement, (ii) a Shared Services Agreement with Biglari Capital, and (iii) a First Amendment to the Amended and Restated Incentive Bonus Agreement, dated September 28, 2010, with Mr. Biglari. The transactions contemplated thereby were unanimously approved by the independent Governance, Compensation and Nominating Committee of the Board of Directors of the Company (the “Committee”), which retained separate counsel, tax/accounting advisors, an independent compensation consultant, and a financial advisor to assist the Committee in the structuring, evaluation, and negotiation of such transactions.

Taken together, the agreements provide for the following transactions:

•	The contribution of investments held by Biglari Holdings to the Lion Fund and the Lion Fund II. In return, Biglari Holdings received limited partner interests in each of these investment partnerships.

•
Biglari Capital’s distribution of substantially all of its partnership interests in the Lion Fund (including its adjusted capital balance) to Biglari Holdings. As a result, Biglari Capital maintained solely a general partner interest in each of the Lion Fund and the Lion Fund II.

•	The sale of Biglari Capital by Biglari Holdings to Mr. Biglari for a purchase price of $1,700.

•
The execution of the Shared Services Agreement pursuant to which Biglari Holdings will provide certain services to Biglari Capital in exchange for an increase in Biglari Holdings’ and its subsidiaries’ hurdle rate above that of other limited partners (6% vs. 5%) with respect to Biglari Holdings’ and its subsidiaries’ limited partner interests in the Lion Fund and the Lion Fund II. The hurdle rate is the threshold annualized return for limited partners of each of the Lion Fund and the Lion Fund II above which Biglari Capital, as general partner of each, is entitled to receive an incentive reallocation.

•
The modification of the Incentive Bonus Agreement between Biglari Holdings and Mr. Biglari to give effect to the transactions, inter alia, by providing that Mr. Biglari’s incentive compensation will thereafter be calculated without reference to any investments by Biglari Holdings and its subsidiaries in investment partnerships (including the Lion Fund and the Lion Fund II), of which Biglari Capital or Mr. Biglari is the general partner.

The transactions were entered into by Biglari Holdings to, among other things, (a) reduce regulatory burdens related to investments, (b) improve cash management, (c) foster an enhanced understanding of Biglari Holdings and mitigate conflicts of interest through the separation and clear demarcation of Biglari Holdings from the Lion Fund, and (d) simplify the Incentive Bonus Agreement. As a result of these transactions, investments are now generally conducted through investment partnerships managed by Mr. Biglari.

Index

Stock Purchase Agreement

Pursuant to the Stock Purchase Agreement, Biglari Holdings sold all the shares of Biglari Capital to Mr. Biglari for a purchase price of $1,700 in cash (the “Biglari Capital Transaction”) and recorded a gain of $1,597.  Prior to the execution and delivery of the Stock Purchase Agreement, Biglari Capital distributed to the Company substantially all of Biglari Capital’s partnership interests in the Lion Fund (including, without limitation, Biglari Capital’s adjusted capital balance in its capacity as general partner of the Lion Fund, which totaled $5,721). Biglari Capital thus retained solely a general partner interest in each of the Lion Fund and the Lion Fund II at the time of the Biglari Capital Transaction. In addition, Biglari Holdings contributed securities owned by it to the Lion Fund and the Lion Fund II in exchange for limited partner interests in each of these investment partnerships. Biglari Holdings will maintain an interest in the contributed securities through its limited partner interests in the Lion Fund and the Lion Fund II, but without the associated costs under the Incentive Bonus Agreement with Mr. Biglari, as explained further below. The contribution of securities to the Lion Fund and the Lion Fund II was enacted in order to achieve a clear delineation on a forward-going basis between the roles of Biglari Holdings – which will generally own companies in their entirety – and the Lion Fund and the Lion Fund II – which will own companies in part, i.e., through their investments in securities.

Shared Services Agreement

In connection with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings will provide certain services to Biglari Capital, including use of space at the Company’s corporate headquarters in San Antonio, in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of the Lion Fund and the Lion Fund II, under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in the Lion Fund and the Lion Fund II under their respective partnership agreements.

Incentive Agreement Amendment

Also in connection with the Biglari Capital Transaction, Biglari Holdings and Mr. Biglari entered into the Incentive Agreement Amendment, which amends the Amended and Restated Incentive Bonus Agreement with Mr. Biglari to reflect and give effect to the Biglari Capital Transaction and to more closely tie Mr. Biglari’s incentive compensation to the Company’s operating earnings, while excluding unrealized gains and earnings on investments held by the investment partnerships from the calculation of the incentive bonus. The Incentive Agreement Amendment makes assertions as follows:

•
With respect to the Company’s fiscal year ending September 25, 2013 (“fiscal 2013”) only, provides for Mr. Biglari’s incentive compensation to be calculated by reference to the periods (i) from the beginning of fiscal 2013 to the closing of the Biglari Capital Transaction and (ii) from the closing of the Biglari Capital Transaction to the end of fiscal 2013. Any decrease in adjusted book value attributable to a decline in operating earnings during this latter period will be offset against adjusted book value for the former period in determining Mr. Biglari’s incentive compensation.

•
Excludes from the calculation of Biglari Holdings’ adjusted book value, and therefore from the calculation of Mr. Biglari’s incentive compensation, commencing with the period after the closing of the Biglari Capital Transaction, any realized or unrealized gains or losses, earnings and all other amounts attributable to any investments by Biglari Holdings and its subsidiaries in “Outside Investment Partnerships,” defined as investment partnerships (or the equivalent) in which Biglari Holdings or a subsidiary is a limited partner (or the equivalent) and Mr. Biglari or his affiliate (other than Biglari Holdings or a subsidiary) is the general partner (or the equivalent). As a result of the Biglari Capital Transaction, the Lion Fund and the Lion Fund II now constitute Outside Investment Partnerships and all amounts attributable to their investments in securities (including the securities contributed by Biglari Holdings) will be excluded from the calculation of Mr. Biglari’s incentive compensation.

•
Provides for the “high water mark” in the Incentive Bonus Agreement to be adjusted to give effect to the Biglari Capital Transaction, commencing with the period after the closing of the Biglari Capital Transaction. The calculation of the high water mark would thus exclude (a) Biglari Holdings’ and its subsidiaries’ investments in Outside Investment Partnerships, (b) gains/losses (realized or unrealized) and earnings on the securities contributed to the Outside Investment Partnerships, prior to their date of contribution, as well as the aggregate cost to acquire such securities, and (c) any other items on Biglari Holdings’ Consolidated Balance Sheet related to investment partnerships.

Index

Based on incentive compensation from fiscal year 2012, Mr. Biglari remains obligated under the incentive agreement to purchase at least $3 million of the Company’s common stock on the open market.

License Agreement

On January 11, 2013, the Company entered into a Trademark License Agreement (the “License Agreement”) with Mr. Biglari, Chairman and Chief Executive Officer of the Company.  The License Agreement was unanimously approved by the Committee.

Under the License Agreement, Mr. Biglari granted to the Company an exclusive license to use the Biglari and Biglari Holdings names (the “Licensed Marks”) in association with various products and services (collectively the “Products and Services”). Upon (a) the expiration of twenty years from the date of the License Agreement (subject to extension as provided in the License Agreement), (b) Mr. Biglari’s death, (c) the termination of Mr. Biglari’s employment by the Company for Cause (as defined in the License Agreement), or (d) Mr. Biglari’s resignation from his employment with the Company absent an Involuntary Termination Event (as defined in the License Agreement), the Licensed Marks for the Products and Services will transfer from Mr. Biglari to the Company without any compensation if the Company is continuing to use the Licensed Marks in the ordinary course of its business. Otherwise, the rights will revert to Mr. Biglari.

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

The Committee unanimously approved the association of the Biglari name and mark with all of Steak n Shake’s restaurants (including Company operated and franchised locations), products and brands. On May 14, 2013, the Company, Steak n Shake, LLC and Steak n Shake Enterprises, Inc. entered into a Trademark Sublicense Agreement in connection therewith. Accordingly, revenues received by the Company, its subsidiaries and affiliates from Steak n Shake’s restaurants, products and brands would come within the definition of Revenues for purposes of the License Agreement.

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

Index

Note 18. Business Segment Reporting

Net revenue, earnings before income taxes and noncontrolling interests, and net earnings attributable to Biglari Holdings Inc. for the twelve and forty weeks ended July 3, 2013 and July 4, 2012 were as follows:

	Net Revenue
	Twelve Weeks		Forty Weeks
	July 3, 2013	July 4, 2012	July 3, 2013	July 4, 2012
Operating Business:
Restaurant Operations:
Steak n Shake	$178,982	$170,925	$561,204	$549,338
Western	3,885	4,261	11,216	11,789
Total Restaurant Operations	182,867	175,186	572,420	561,127

Investment Management:
Consolidated affiliated partnerships	1,735	587	3,903	4,720
Total Investment Management Operations	1,735	587	3,903	4,720
	$184,602	$175,773	$576,323	$565,847

	Earnings before income taxes and noncontrolling interests				Net earnings attributable to Biglari Holdings Inc.
	Twelve Weeks		Forty Weeks		Twelve Weeks		Forty Weeks
	July 3, 2013	July 4, 2012	July 3, 2013	July 4, 2012	July 3, 2013	July 4, 2012	July 3, 2013	July 4, 2012
Operating Business:
Restaurant Operations:
Steak n Shake	$6,932	$9,018	$23,787	$35,737	$5,356	$6,961	$17,953	$24,658
Western	707	682	133	1,536	459	437	86	965
Total Restaurant Operations	7,639	9,700	23,920	37,273	5,815	7,398	18,039	25,623

Investment Management:
Biglari Capital Corp. (Incentive Fee)	—	—	21	36	—	—	13	22
Consolidated affiliated partnerships	1,511	325	3,381	3,899	1,028	108	1,715	624
Total Investment Management Operations	1,511	325	3,402	3,935	1,028	108	1,728	646

Corporate and Other:
Corporate and other	(1,012)	(3,454)	(7,448)	(11,766)	(391)	(1,671)	(3,867)	(6,853)
Investment and derivative gains/losses	162,869	227	162,300	4,200	100,979	141	100,627	2,604
Total Corporate and Other	161,857	(3,227)	154,852	(7,566)	100,588	(1,530)	96,760	(4,249)

Reconciliation of segments to consolidated amount:
Eliminations	—	—	(21)	(36)	—	—	—	—
Interest expense, excluding interest allocated to operating businesses	(1,173)	(1,812)	(4,969)	(6,200)	(727)	(1,123)	(3,081)	(3,844)
	$169,834	$4,986	$177,184	$27,406	$106,704	$4,853	$113,446	$18,176

Note 19. Supplemental Disclosures of Cash Flow Information

In connection with the Biglari Capital transaction, Biglari Holdings contributed $326,452 of cash and securities to the investment partnerships in return for additional limited partner interest.

Index

Note 20. Subsequent Events

On August 6, 2013, Biglari Holdings announced the final terms of its offering of transferable subscription rights (the “Rights Offering”) initially announced on February 5, 2013. Pursuant to the Rights Offering, the Company will distribute one transferable subscription right (“Right”) for each share of its common stock to shareholders of record at the close of business on August 27, 2013.

Every five (5) Rights will entitle a shareholder to subscribe for one share of common stock at a price of $265.00 in cash per share. The Rights (excluding oversubscription privileges) will be transferable and are expected to be admitted for trading on the New York Stock Exchange (NYSE: BH RT) during the course of the Rights Offering. The subscription period will commence on August 27, 2013 and terminate 20 days later on September 16, 2013, unless the Rights Offering is extended.

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

On July 1, 2013, Biglari Holdings sold all of the outstanding shares of Biglari Capital Corp. (“Biglari Capital”) to Mr. Biglari for a purchase price of $1,700.  Biglari Capital is the general partner of The Lion Fund, L.P. (the “Lion Fund”) and the newly-formed The Lion Fund II, L.P. (the “Lion Fund II”).  Lion Fund and Lion Fund II (collectively “investment partnerships”) are limited partnerships that operate as private investment funds.  On July 3, 2013 the Company liquidated the partners’ interest in Western Acquisitions, L.P. by distributing assets of the partnership to the partners.  The Company contributed cash and securities having an aggregate value of $326,452 in exchange for a limited interest.

Biglari Holdings recognized a non-cash pre-tax gain of $162,869 on the contribution of securities to investment partnerships.  Biglari Holdings’ management does not regard the gain that was recorded, as required by GAAP, as meaningful.  The gain recognized for financial reporting purposes is deferred for income tax purposes.  The transaction essentially had no effect on our consolidated shareholders’ equity because the gain included in earnings in the third quarter was accompanied by a corresponding reduction of unrealized investment gains included in Accumulated Other Comprehensive Income.

In the following discussion, the term “same-store sales” refers to the sales of only those units open at least 18 months as of the beginning of the current period being discussed and which remained open through the end of the period.

Investment gains/losses in any given period will vary; therefore, for analytical purposes, management measures operating performance by analyzing earnings before realized and unrealized investment gains/losses and earnings from equity method investments.

Twelve Weeks Ended July 3, 2013
We recorded net earnings attributable to Biglari Holdings Inc. of $106,704 for the third quarter of fiscal year 2013, as compared with net earnings attributable to Biglari Holdings Inc. of $4,853 in the third quarter of fiscal year 2012.

Forty Weeks Ended July 3, 2013
We recorded net earnings attributable to Biglari Holdings Inc. of $113,446 for the current year-to-date period, as compared with net earnings attributable to Biglari Holdings Inc. of $18,176 in the same period of fiscal year 2012.

As of July 3, 2013 the total number of company-operated and franchised restaurants was 605 as follows:

	Company-operated	Franchised	Total
Steak n Shake	414	103	517
Western	4	84	88
Total	418	187	605

In the third quarter of 2013, Steak n Shake opened nine franchised units.  During the current year-to-date, Steak n Shake opened twenty franchised stores.  Western closed one company-operated unit during the third quarter of 2013.  For the current year-to-date, six Western franchised units were closed, three franchised units were opened, and one company-operated store was closed.

In the third quarter we opened an office in Europe to manage an international expansion. We continue to recruit personnel in areas such as marketing, supply chain, operations, franchise sales, and information technology to support global restaurant and franchise initiatives. In addition, we will pursue investments abroad as opportunities arise.

Index

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

Index

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the consolidated statements of earnings for the twelve and forty weeks ended July 3, 2013 and July 4, 2012:

	Twelve Weeks Ended		Forty Weeks Ended

	2013	2012	2013	2012
Net revenues
Restaurant Operations:
Net sales	97.0%	97.9%	97.4%	97.6%
Franchise royalties and fees	1.7	1.4	1.5	1.3
Other revenue	0.4	0.3	0.4	0.3
Total	99.1	99.7	99.3	99.2
Investment Management Operations:
Consolidated Affiliated Partnerships:
Investment gains	0.9	0.3	0.6	0.8
Other income	0.0	0.0	0.1	0.0
Total	0.9	0.3	0.7	0.8
Total net revenues	100.0	100.0	100.0	100.0

Costs and expenses
Cost of sales (1)	29.6	28.9	29.5	28.7
Restaurant operating costs (1)	47.0	47.2	47.5	46.8
General and administrative	10.1	8.5	9.7	8.5
Depreciation and amortization	3.1	3.4	3.4	3.6
Marketing	6.3	6.6	5.8	5.6
Rent	2.5	2.3	2.4	2.4
Pre-opening costs	0.1	0.0	0.0	0.1
Provision for restaurant closings	0.1	0.0	0.1	0.1
Impairment of intangible assets	—	—	0.2	—
Loss on disposal of assets	0.1	0.1	0.2	0.1
Other operating (income) expense	(0.1)	(0.1)	(0.1)	(0.1)

Other income (expenses)
Interest, dividend and other investment income	1.3	0.6	1.3	0.4
Interest on obligations under leases	(1.2)	(1.3)	(1.3)	(1.4)
Interest expense	(0.6)	(1.0)	(0.9)	(1.1)
Gain on sale of Biglari Capital Corp.	0.9	—	0.3	—
Gain on contributions to investment partnerships	88.2	—	28.3	—
Realized investment gains	—	0.1	0.0	0.7
Other-than-temporary impairment losses on investments	—	—	(0.1)	—
Total other income (expense)	88.5	(1.7)	27.6	(1.3)

Earnings before income taxes	92.0	2.8	30.7	4.8

Income taxes	33.7	(0.0)	10.7	1.2

Net earnings	58.3	2.8	20.0	3.6
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(0.5)	(0.1)	(0.3)	(0.4)
Incentive fee	—	—	0.0	0.0
Total earnings attributable to redeemable noncontrolling interests	(0.5)	(0.1)	(0.3)	(0.4)
Net earnings attributable to Biglari Holdings Inc.	57.8%	2.8%	19.7%	3.2%

(1)Cost of sales and Restaurant operating costs are expressed as a percentage of net sales.

Index

 Comparison of Twelve Weeks Ended July 3, 2013 to Twelve Weeks Ended July 4, 2012

Net Earnings Attributable to Biglari Holdings Inc.
We recorded net earnings attributable to Biglari Holdings Inc. of $106,704, or $80.16 per diluted share, for the current quarter, as compared with net earnings attributable to Biglari Holdings Inc. of $4,853, or $3.63 per diluted share, for the third quarter of 2012.

Net Sales
In the third quarter of 2013, net sales increased 4.1% from $172,128 to $179,105 primarily because of the performance of our Restaurant Operations, mainly through the increase in Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales increased 4.2% during the third quarter of 2013.  (Customer traffic increased by 4.0%.)

Franchise royalties and fees increased 23.8% during the third quarter of 2013. The number of franchised units was 187 on July 3, 2013 as compared to 169 on July 4, 2012. Franchise fees in conjunction with the opening of the franchised stores alone accounted for a 4.3% increase.  The remaining 19.5% increase is primarily attributable to royalties from new Steak n Shake franchised stores already opened in 2012 and 2013.

Costs and Expenses
Cost of sales was $53,041 or 29.6% of net sales, compared with $49,812 or 28.9% of net sales in the third quarter of 2012.  Higher commodity prices impacted cost of sales by $0.8 million.

Restaurant operating costs were $84,137 or 47.0% of net sales compared to $81,326 or 47.2% of net sales in the third quarter of 2012.  The increase in expenses is primarily caused by higher sales.

General and administrative expenses increased from $15,006 or 8.5% of total net revenues in the third quarter of 2012 to $18,609 or 10.1% of total net revenues.   Our efforts to franchise the Steak n Shake concept during the quarter resulted in higher expenses.

Depreciation and amortization expense was $5,761 or 3.1% of total net revenues versus $6,031 or 3.4% of total net revenues in the third quarter of 2012.

Marketing expense was $11,711 or 6.3% of total net revenues versus $11,666 or 6.6% of total net revenues in the third quarter of 2012.

Rent expense was $4,548 or 2.5% of total net revenues versus $4,044 or 2.3% of total net revenue in the third quarter of 2012.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $2,353 primarily through accruing dividends versus $1,003 recorded in the third quarter of 2012.

Interest expense decreased from $1,812 for the third quarter of 2012 to $1,173 for the current quarter.  This decrease primarily pertained to lower interest rates on Steak n Shake’s current credit facility, as well as an increase in the fair value of our interest rate swaps. The interest rate on Steak n Shake’s current credit facility was 3.95%, which decreased from 5.3% on the former credit facility on July 4, 2012.  The outstanding borrowings on July 3, 2013 were $122,688 as compared to $116,750 on July 4, 2012.

Income tax expense increased from a benefit of $17 for the third quarter of 2012 to an expense of $62,259 for the current quarter.  The increase in expense is primarily attributable to the deferred tax expense for gains on contributions to investment partnerships.

Biglari Holdings Investment Gains
In the third quarter of 2013 we recognized a gain of $162,869 on the contribution of securities to investment partnerships.  Biglari Holdings’ management does not regard the gain that was recorded, as required by GAAP, as meaningful.  The gain recognized for financial reporting purposes is deferred for income tax purposes.  The transaction essentially had no effect on our consolidated shareholders’ equity because the gain included in earnings in the third quarter was accompanied by a corresponding reduction of unrealized investment gains included in Accumulated Other Comprehensive Income.  In the third quarter of 2012 we recorded net realized investments gains of $227. We directly held these investments, not our consolidated affiliated partnerships.

Index

Consolidated Affiliated Partnerships Investment Gains
Prior to the July 1, 2013 sale of Biglari Capital we accounted for investment gains and losses on securities held by our consolidated affiliated partnerships.  As we have ceased to have controlling interest in the consolidated affiliated partnerships, they will no longer be consolidated in the Company’s financial statements.  Prospectively from July 1, 2013, we will record earnings from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on the securities held by them) in the Consolidated Statements of Earnings based on our proportional ownership interests in the investment partnerships’ total earnings.

In the third quarter of 2013, investment gains of consolidated affiliated partnerships increased from $501 to $1,660. We recorded a net realized gain of $105 for the current quarter related to dispositions of investments held by our consolidated affiliated partnerships as well as an unrealized net investment gain of $1,555 for a total of $1,660. These totals were offset by $871 connected to earnings attributable to redeemable noncontrolling interests.  During the third quarter of 2012, we recorded a net realized gain of $100 related to dispositions of investments held by our consolidated affiliated partnerships as well as an unrealized net investment gain of $401 for a total of $501. These amounts were offset by $150 related to earnings attributable to redeemable noncontrolling interests.

Comparison of Forty Weeks Ended July 3, 2013 to Forty Weeks Ended July 4, 2012

Net Earnings Attributable to Biglari Holdings Inc.
We recorded net earnings attributable to Biglari Holdings Inc. of $113,446, or $85.01 per diluted share, for the current year-to-date period, as compared with net earnings attributable to Biglari Holdings Inc. of $18,176, or $13.59 per diluted share, for the same period of 2012.

Net Sales
In the current year-to-date period, net sales increased 1.7% from $552,002 to $561,581 primarily because of the performance of our Restaurant Operations, mainly through the increase in Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales increased 1.8% during the current year-to-date period.  (Customer traffic increased by 1.6%.)

Franchise royalties and fees increased 22.1% during the current year-to-date period.  Franchise fees in conjunction with the opening of the franchised stores alone accounted for a 4.9% increase.  The remaining 17.2% increase is primarily attributable to royalties from new Steak n Shake franchised stores already opened in 2012 and 2013.

Costs and Expenses
Cost of sales was $165,832 or 29.5% of net sales, compared with $158,508 or 28.7% of net sales in the same period of 2012.    Higher commodity prices impacted cost of sales by $1.7 million.

Restaurant operating costs were $266,874 or 47.5% of net sales compared to $258,096 or 46.8% of net sales in the same period of 2012.  The increase in expenses was primarily caused by increased staffing in our stores of $3.6 million, higher supply costs of $1.8 million and higher insurance costs of $1.5 million.

General and administrative expenses increased from $48,118 or 8.5% of total net revenues in the prior year-to-date period of 2012 to $55,810 or 9.7% of total net revenues.  Our efforts to franchise the Steak n Shake concept during the current year-to-date period resulted in higher expenses.

Depreciation and amortization expense for the current year-to-date period was $19,454 or 3.4% of total net revenues versus $20,430 or 3.6% of total net revenues in the same period of 2012.

Marketing expense for the current year-to-date period was $33,710 or 5.8% of total net revenues versus $31,943 or 5.6% of total net revenues in the same period of 2012.  The increase in expense was primarily due to higher commercial production costs.

Rent expense for the current year-to-date period was $14,045 or 2.4% of total net revenues versus $13,536 or 2.4% of total net revenues in the same period of 2012.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $7,333 primarily through accruing dividends pertinent to one investment versus $2,405 recorded in same period of 2012.

Interest expense decreased from $6,200 for the prior year-to-date period of 2012 to $4,969 for the current year-to-date period.  This decrease primarily pertained to lower interest rates on Steak n Shake’s current credit facility.  The interest rate on Steak n Shake’s current credit facility was 3.95%, which decreased from 5.3% on the former credit facility at July 4, 2012.  The outstanding borrowings at July 3, 2013 were $122,688 compared to $116,750 at July 4, 2012.

Index

Income tax expense increased from $6,879 for the year-to-date period of 2012 to $61,837 for the current year-to-date period.  The increase in expense is primarily attributable to the deferred tax expense for gains on contributions to investment partnerships.

Biglari Holdings Investment Gains
In the current year-to-date period we recognized a gain of $162,869 on the contribution of securities to investment partnerships.  Biglari Holdings’ management does not regard the gain that was recorded, as required by GAAP, as meaningful.  The gain recognized for financial reporting purposes is deferred for income tax purposes.  The transaction essentially had no effect on our consolidated shareholders’ equity because the gain included in earnings in the third quarter was accompanied by a corresponding reduction of unrealized investment gains included in Accumulated Other Comprehensive Income.  We also recorded net realized investment gains of $1 related to dispositions of marketable equity securities and we recorded an impairment of $570 for an available for sale security that was in a continuous unrealized loss position for more than twelve consecutive months during the current year-to-date period.  We recorded $4,200 of net realized gains on investments during the same period of 2012. These investments were held directly by us and not by our consolidated affiliated partnerships.

Consolidated Affiliated Partnerships Investment Gains
Prior to the July 1, 2013 sale of Biglari Capital we accounted for investment gains and losses on securities held by our consolidated affiliated partnerships.  As we have ceased to have controlling interest in the consolidated affiliated partnerships, they will no longer be consolidated in the Company’s financial statements.  Prospectively from July 1, 2013, we will record earnings from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on the securities held by them) in the Consolidated Statements of Earnings based on our proportional ownership interests in the investment partnerships’ total earnings.

We recorded a net realized gain of $261 for the current year-to-date period related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized net investment gain of $3,336 for a total of $3,597. We also received an incentive fee of $21. These amounts were offset by $1,922 connected to earnings attributable to redeemable noncontrolling interests. During the same period of fiscal year 2012, we recorded a net realized gain of $1,685 related to dispositions of investments held by our consolidated affiliated partnerships and an unrealized net investment gain of $2,782 for a total of $4,467. We also received an incentive fee of $36. These amounts were offset by $2,387 related to earnings attributable to redeemable noncontrolling interests.

Liquidity and Capital Resources
We generated $34,886 in cash flows from operations during the current year-to-date period as compared to $34,656 during the same period of 2012.

Net cash used in investing activities during the current year-to-date period was $57,108 compared to net cash used by investing activities of $76,221 during the same period of fiscal year 2012.  The change resulted primarily from decreased net purchases and sales of investments during the current year-to-date period versus the same period of 2012.

Net cash used in financing activities during the current year-to-date period was $15,794 compared to net cash used in financing activities of $10,951 during the same period of fiscal year 2012.  The change resulted primarily from an increase of principal payments on long-term debt of $1.3 million and increased distributions to noncontrolling interests of $2.1 million.

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

Steak n Shake was in compliance with all financial covenants under the Credit Facility as of July 3, 2013.

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

The majority of our investments are conducted through investment partnerships which generally invest in common stocks.  We also hold common stock directly.  The investments held by the investment partnerships and directly by the Company are concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.  A significant decline in the general stock market or in the prices of major investments may produce a large net loss and decrease in our consolidated shareholders’ equity. Decreases in values of equity investments can have a materially adverse effect on our earnings and on consolidated shareholders’ equity.

On July 3, 2013 interest on the term loan and revolver under Steak n Shake’s credit facility is based on a Eurodollar rate plus an applicable margin ranging from 3.00% to 3.75% or a base rate plus an applicable margin ranging from 2.00% to 2.75%. The applicable margins are contingent on Steak n Shake’s total leverage ratio. The revolver also carries a commitment fee ranging from 0.35% to 0.50%, based on Steak n Shake’s total leverage ratio, per annum on the unused portion of the credit line. On July 3, 2013 a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $289 on our annual net earnings.

On October 11, 2012, Steak n Shake entered into a new interest rate swap for a notional amount of $65,000 through September 30, 2015. The agreement hedges potential changes in the Eurodollar rate. The fair value of the interest rate swap was a loss of $54 on July 3, 2013.

In February 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016.  The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $11,000 on July 3, 2013.  The fair value of the interest rate swap was a loss of $209 on July 3, 2013.

We have minimal exposure to foreign currency exchange rate fluctuations, as we are not party to any material non-U.S. dollar denominated contracts.

Item 4.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of July 3, 2013.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The following are material changes to the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 26, 2012.

Our investment activities are now conducted primarily through outside investment partnerships, The Lion Fund, L.P. and The Lion Fund II, L.P.

As a result of our sale of Biglari Capital Corp. (“Biglari Capital”), general partner of The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, the “Lion Fund”), to Mr. Biglari, and the contribution of our investments to these funds in exchange for limited partner interests, our investment activities are now conducted mainly through these outside investment partnerships.  Under the terms of their partnership agreements, each contribution made by the Company to the Lion Fund is subject to a five-year lock-up period, and any distribution upon our withdrawal of funds will be paid out over two years.  As a result of these provisions, it may make it infeasible to meet our capital requirements.  Our capital invested in the Lion Fund may be subject to a risk of loss of all or a significant portion of value.

In connection with the sale of Biglari Capital, we also entered into a Shared Services Agreement with Biglari Capital in which we agreed to provide certain services to Biglari Capital (e.g., use of space at our corporate headquarters) in exchange for a 6% hurdle rate for the Company and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners).  Above this hurdle, Biglari Capital is entitled to receive an incentive reallocation in its capacity as general partner of the Lion Fund.  There can be no assurance that the benefit, if any, that we may realize from this increased hurdle rate will enable us to recoup our costs incurred in performing services for Biglari Capital under the Shared Services Agreement.

Our investments are unusually concentrated, and fair values are subject to a loss in value.

Our investments are concentrated in outside limited partnerships, which generally invest in common stocks.  A significant decline in the major values of these partnerships or their larger investments may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share and earnings.

Certain agreements with our Chairman and CEO may deter a change of control.

We have entered into a license agreement with Sardar Biglari, Chairman and Chief Executive Officer, under which Mr. Biglari has granted the Company an exclusive license to use his name when connected to the provision of certain products and services, and a sublicense agreement with Steak n Shake that, among other things, grants Steak n Shake the right to use the trademark “Steak n Shake by Biglari.” In the event of a change of control of the Company, Mr. Biglari would be entitled to receive revenue-based royalty payments related to the usage of his name under the terms of the license agreement for a defined period of no less than five years. Revenue-based royalties derived from Steak n Shake’s restaurants (including Company operated and franchised locations), products and brands, would be included in calculating these royalty payments. A change of control would also enable franchisees to terminate their franchise agreement with us.  In addition, we have an incentive agreement with Mr. Biglari, in which he is entitled to receive performance-based annual incentive payments contingent on the growth of the Company’s adjusted book value in each fiscal year. In the event of a change in control after the third anniversary of the incentive agreement, Mr. Biglari would receive specified payments thereunder. The combination of these provisions along with others altogether referenced (e.g., contracts cancellable if Mr. Biglari is no longer Chairman and CEO) could have the effect of preventing a transaction involving a change of control of the Company or deterrence of a potential proxy contest.

Index

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

Date: August 9, 2013

Biglari Holdings Inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller

Index