Form 10-K
period 2013-09-25
BIGLARI HOLDINGS INC.
filed 2013-12-09
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 10, 2013 was approximately $464,091,032 based on the closing stock price of $383.52 per share on that day.

As of December 3, 2013, 1,720,834 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.	Business
Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a diversified holding company engaged in a number of business activities. The Company’s most important operating subsidiaries are involved in the franchising and operating of restaurants. The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings, Steak n Shake Operations, Inc. (“Steak n Shake”), and Western Sizzlin Corporation (“Western”).  The Company’s long-term objective is to maximize per-share intrinsic value . All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

Biglari Holdings’ fiscal year ends on the last Wednesday in September. Accordingly, every five or six years, our fiscal year contains 53 weeks. Fiscal years 2013, 2012, and 2011 contained 52 weeks. The Company’s first, third, and fourth quarters contain 12 weeks and our second quarter contains 16 weeks (except in fiscal years when there are 53 weeks, in which case the fourth quarter contains 13 weeks). Western’s financial reporting is on a calendar, not fiscal, year end.

Restaurant Operations

The Company’s Restaurant Operations’ activities are conducted through two restaurant concepts, Steak n Shake and Western Sizzlin. As of September 25, 2013, Steak n Shake operated 415 company-operated restaurants and 104 franchised units. Western operated 4 company-operated restaurants and 82 franchised units.

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

International
Historically, we had no exposure to international markets. Starting in fiscal 2012, we began perusing activities to expand globally. During fiscal year 2013 the first Steak n Shake franchise restaurant opened in Dubai, United Arab Emirates, as part of a 40-unit agreement. We have opened a corporate office in Monaco to support expansion in the Middle East and Europe. We are developing an international organization with personnel in various functions to support international efforts. We plan to open several company-operated locations in Europe to introduce and promote the Steak n Shake brand to prospective franchisees. Similar to our domestic franchise agreements, a typical international franchise development agreement provides the vehicle for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. In fiscal 2013, 24.8% of Steak n Shake’s general and administrative expenses were spent on direct franchising costs which included efforts to franchise internationally.

Geographic Concentration and Restaurant Locations
The following table lists the locations of the 605 Steak n Shake and Western Sizzlin restaurants, including 186 franchised units, as of September 25, 2013:

	Steak n Shake		Western Sizzlin

	Company- operated	Franchised	Company-operated	Franchised	Total
Domestic:
Alabama	2	5	—	6	13
Arkansas	—	2	—	17	19
California	—	—	—	2	2
Colorado	—	1	—	—	1
Florida	80	2	—	1	83
Georgia	23	14	—	8	45
Illinois	63	7	—	1	71
Indiana	68	2	—	—	70
Iowa	3	—	—	—	3
Kansas	—	4	—	1	5
Kentucky	14	2	—	—	16
Louisiana	—	1	—	1	2
Maryland	—	—	—	2	2
Michigan	19	1	—	—	20
Mississippi	—	1	—	8	9
Missouri	39	23	—	1	63
Nevada	—	2	—	—	2
New Jersey	—	1	—	—	1
New York	1	—	—	—	1
North Carolina	6	6	—	10	22
Ohio	63	—	—	1	64
Oklahoma	—	5	—	11	16
Pennsylvania	6	3	—	—	9
South Carolina	1	4	1	3	9
Tennessee	9	8	—	4	21
Texas	18	4	—	—	22
Virginia	—	3	3	4	10
West Virginia	—	2	—	1	3
International:
United Arab Emirates	—	1	—	—	1
Total	415	104	4	82	605

Competition
The restaurant business is one of the most intensely competitive industries. As there are virtually no barriers to entry into the restaurant business, competitors may include national, regional and local establishments. There may be established competitors with financial and other resources that are greater than the Company’s Restaurant Operations capabilities. Restaurant businesses compete on the basis of price, menu, food quality, location, personnel and customer service. The restaurant business is often affected by changes in consumer tastes and by national, regional, and local economic conditions.  The performance of individual restaurants may be impacted by factors such as traffic patterns, demographic trends, severe weather conditions, and competing restaurants. Additional factors that may adversely affect the restaurant industry include, but are not limited to, food and wage inflation, safety, and food-borne illness.

Government Regulation
The Company is subject to various global, federal, state and local laws affecting its Restaurant Operations.  Each of the restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located.  In addition, each restaurant must comply with various laws that regulate the franchisor/franchisee relationship, employment and pay practices and child labor laws. To date, none of the Company Restaurant Operations have been materially adversely affected by such laws or been affected by any difficulty, delay or failure to obtain required licenses or approvals.

Investment Management
On July 1, 2013, Biglari Holdings sold all of the outstanding shares of Biglari Capital Corp (“Biglari Capital”) to Mr. Biglari. Biglari Capital is the general partner of The Lion Fund, L.P.  and the newly-formed The Lion Fund II, L.P, limited partnerships that operate as private investment funds (collectively, the “investment partnerships”). On July 3, 2013, the Company liquidated the partners’ interests in Western Acquisitions, L.P. by distributing assets of the partnership to the partners.  Prior to the sale of Biglari Capital and the liquidation of Western Acquisitions, L.P., the Investment Management segment was composed of Biglari Capital and Western Investments, Inc., the general partner of Western Acquisitions, L.P.  This segment provided investment advisory services to private investment funds.

The Company and its subsidiaries have invested in the investment partnerships in the form of limited partner interest.   In 2013 the Company contributed cash and securities, with an aggregate value of $377.6 million to the investment partnerships.  These investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements.

Employees
The Company employs 21,686 persons.

Trademarks
Steak n Shake trademarks that are registered for restaurant services on the Principal Register of the U.S. Patent and Trademark Office include, among others: “Steak n Shake®”, “Steak’n Shake Famous For Steakburgers®”, “Famous For Steakburgers®”, “Takhomasak®”, “Original Steakburgers®”, “In Sight It Must Be Right®”, “Steak n Shake It’s a Meal®”, “The Original Steakburger®”, “Steak n Shake In Sight It Must be Right®”,  “Original Double Steakburger®”, “Steak n Shake Signature®”, “Signature Steakburger®”, “California Double Steakburger®”, “Just No Equal®”, “3-D Grilled Cheese Steakburger®”, “Steak Franks®”,  and “Steak n Shake by Biglari®”.

Western trademarks that are registered for restaurant services on the Principal Register of the U.S. Patent and Trademark Office include, among others: “Western Sizzlin®”, “Western Sizzlin Steak House®”, “Western®”, “Sizzlin®”,  “Western Sizzlin Wood Grill and Buffet®”, and “Western Sizzlin Wood Grill®”.

Biglari trademarks “Biglari”, “Biglari Design”, “Biglari Group”, among others have been filed with the Principal Register of the U.S. Patent and Trademark Office in association with one or more of the following categories:  the provision of investment services, franchising services, financial services, restaurant franchising (including business management assistance in the establishment and/or operating of restaurants), hospitality services, hotel management services, insurance services, restaurant services, retail and retail related services, real estate services and apparel.

On January 11, 2013, the Company entered into a Trademark License Agreement with Mr. Biglari pursuant to which Mr. Biglari granted to the Company an exclusive license to use the Biglari and Biglari Holdings names and marks in association with various products and services.  On May 14, 2013, the Company, Steak n Shake, LLC and Steak n Shake Enterprises, Inc. entered into a Trademark Sublicense Agreement providing for the association of the Biglari name and mark with all of Steak n Shake’s restaurants (including Company-operated and franchised locations), products and brands.  See Note 17, “Related Party Transactions” in the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

The restaurant business is one of the most competitive industries. As there are virtually no barriers to entry into the restaurant business, competitors may include national, regional and local establishments. There may be established competitors with financial and other resources that are greater than the Company’s Restaurant Operations capabilities. Restaurant businesses compete on the basis of price, menu, food quality, location, personnel and customer service. The restaurant business is often affected by changes in consumer tastes and by national, regional, and local economic conditions.  The performance of individual restaurants may be impacted by factors such as traffic patterns, demographic trends, severe weather conditions, and competing restaurants. Additional factors that may adversely affect the restaurant industry include, but are not limited to, food and wage inflation, safety, and food-borne illness.

Unfavorable economic, societal and political conditions could hurt our operating businesses.
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

As a result of our international expansion, we may become subject to increased risks from unstable political conditions and civil unrest.  Further, terrorism activities deriving from unstable conditions or acts intended to compromise the integrity or security of our computer networks and information systems could produce losses to our international operations, as well as our operations based in the United States.  Our business operations could be adversely affected directly through the loss of human resources or destruction of production facilities and information systems.

The restaurant industry has been affected by economic factors, including the deterioration of global, national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. The disruptions experienced in the global economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, which could be harmful to our financial position and results of operations. As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations. In addition, macroeconomic disruptions could adversely impact the availability of financing for our franchisees’ expansions and operations.

Our cash flows and financial position could be negatively impacted if we are unable to comply with the restrictions and covenants in Steak n Shake’s debt agreements.
The Company’s subsidiaries currently maintain debt instruments, including Steak n Shake’s credit agreement, dated as of September 25, 2012, as amended, with the lenders party thereto (the “Credit Facility”). Covenants in the debt agreements impose operating and financial restrictions, including requiring operating subsidiaries to maintain certain financial ratios and thereby restricting, among other things, their ability to incur additional indebtedness and make distributions to the Company.  Their failure to comply with these covenants and restrictions could constitute an event of default that, if not cured or waived, could result, among other things, in the acceleration of their indebtedness, which could negatively impact our operations and business and may also significantly affect our ability to obtain additional or alternative financing.  In such event, our cash flows may not be sufficient to fully repay this indebtedness and we cannot assure you that we would be able to refinance or restructure this debt.  In addition, the restrictions contained in these debt instruments could adversely affect our ability to finance our operations, acquisitions or investments.

Steak n Shake’s ability to make payments on the Credit Facility and to fund operations depends on its ability to generate cash, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Steak n Shake may not generate sufficient cash flow from operations to service this debt or to fund its other liquidity needs.

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

Our historical growth rate and performance are not indicative of our future growth or financial results.
Our historical growth must be viewed in the context of the recent opportunities available to us as a result of our access to capital at a time when market conditions resulted in unprecedented asset acquisition opportunities. When evaluating our historical growth and prospects for future growth, it is also important to consider that while our business philosophy has remained relatively constant, our mix of business, distribution channels and areas of focus have changed and will continue to change.  Our dynamic business model makes it difficult to assess our prospects for future growth.

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

We face a variety of risks associated with doing business in foreign markets.
There is no assurance that our international operations will be profitable. Our international operations are subject to all of the risks associated with our domestic operations, as well as a number of additional risks, varying substantially country by country. These include, inter alia, international economic and political conditions, corruption, social and ethnic unrest, foreign currency fluctuations, differing cultures and consumer preferences.  Our expansion into international markets could also create risks to our brands.

In addition, we may become subject to foreign governmental regulations that impact the way we do business with our international franchisees and vendors.  These include antitrust and tax requirements, anti-boycott regulations, international trade regulations, the USA Patriot Act, the Foreign Corrupt Practices Act, and applicable local law. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions, which could harm our business and our financial condition.

The inability of Restaurant Operations’ franchisees to operate profitable restaurants may negatively impact our financial performance.
Restaurant Operations operate franchise programs and collect royalties and marketing and service fees from their franchisees. Growth within the existing franchise base is dependent upon many of the same factors that apply to our Restaurant Operations’ company-operated restaurants, and sometimes the challenges of opening profitable restaurants prove to be more difficult for the franchisees. For example, franchisees may not have access to the financial or management resources that they need to open or continue operating the restaurants contemplated by their franchise agreements. In addition, our Restaurant Operations’ continued growth is also partially dependent upon our ability to find and retain qualified franchisees in new markets, which may include markets in which the Steak n Shake and Western brands are less well known. Furthermore, the loss of any franchisees due to financial concerns and/or operational inefficiencies could impact our Restaurant Operations’ profitability. Moreover, if our franchisees do not successfully operate or market restaurants in a manner consistent with our standards, our restaurant brands’ reputations could be harmed, which in turn could adversely affect our business and operating results.

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
We are subject to various global, federal, state, and local laws and regulations affecting our business. Changes in existing laws, rules and regulations applicable to us, or increased enforcement by governmental authorities, may require us to incur additional costs and expenses necessary for compliance. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be accordingly harmed. Injury to our reputation would, in turn, likely reduce revenues and profits.

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

Our investment activities are now conducted primarily through outside investment partnerships: The Lion Fund, L.P. and The Lion Fund II, L.P.
As a result of our sale of Biglari Capital Corp. (“Biglari Capital”), general partner of The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, the “investment partnerships”), to Mr. Biglari, and the contribution of our investments to these funds in exchange for limited partner interests, our investment activities are now conducted mainly through these outside investment partnerships. Under the terms of their partnership agreements, each contribution made by the Company to the investment partnerships is subject to a five-year lock-up period, and any distribution upon our withdrawal of funds will be paid out over a two-year period. As a result of these provisions, our capital invested in the investment partnerships may be subject to an increased risk of loss of all or a significant portion of value, and may become unable to meet our capital requirements.

In connection with the sale of Biglari Capital, we also entered into a Shared Services Agreement with Biglari Capital pursuant to which we agreed to provide certain services to Biglari Capital (e.g., use of space at our corporate headquarters) in exchange for a 6% hurdle rate for the Company and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners), above which Biglari Capital is entitled to receive an incentive reallocation in its capacity as general partner of the investment partnerships. There can be no assurance that the benefit, if any, we may realize from this increased hurdle rate will enable us to recoup our costs incurred in performing services for Biglari Capital under the Shared Services Agreement.

Our investment activities may involve the purchase of securities on margin.
We may purchase securities on margin in connection with our investment activities.  If we do so, a significant decrease in the value of the securities that collateralize the margin line of credit could result in a margin call. If we do not have sufficient cash available from other sources in the event of a margin call, we may be required to sell those securities at a time when we prefer not to sell them, which could result in material losses.

Our investments are unusually concentrated and fair values are subject to a loss in value.
Our investments are concentrated in outside limited partnerships, which generally invest in common stocks.  A significant decline in the major values of these partnerships may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share and earnings.

We are subject to the risk of possibly becoming an investment company under the Investment Company Act of 1940.
Because we are a holding company and a significant portion of our assets may, from time to time, consist of investments in entities in which we do not have a controlling interest, we run the risk of inadvertently becoming an investment company, which would require us to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Registered investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Office and Warehouse Facilities

Use	Location	Own/Lease
Executive Office	San Antonio, TX	Lease
Executive Office	Indianapolis, IN	Lease
Executive Office	Roanoke, VA	Lease
Executive Office	Los Angeles, CA	Lease
Executive Office	Monte-Carlo, Monaco	Lease
Executive Office	Indianapolis, IN	Own

Restaurant Properties

As of September 25, 2013, Restaurant Operations included 605 company-operated and franchised. Restaurant Operations owns the land and building for 153 restaurants. See “Geographic Concentration and Restaurant Locations” under Part I, Item 1 for additional detail.

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

On June 3, 2013 and July 2, 2013, two shareholders of the Company filed derivative actions putatively on behalf of the Company against the members of our board of directors in the United States District Courts for the Southern District of Indiana and the Western District of Texas. The shareholders allege claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste, and unjust enrichment relating to certain Company transactions, including the Company’s acquisition of Biglari Capital, Mr. Biglari’s incentive agreement, the trademark license agreement between the Company and Mr. Biglari, and the Company’s rights offering. The shareholders seek to recover unspecified damages, various forms of injunctive relief, and an award of their attorneys’ fees. The Company believes these claims are without merit and intends to defend these cases vigorously.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Rights Offering
In fiscal year 2013, Biglari Holdings completed an offering of transferable subscription rights, distributing one transferable subscription right (“Rights”) for each share of its common stock to shareholders of record on August 27, 2013.  Every five Rights entitled a shareholder to subscribe for one share of common stock at a price of $265.00.  Shareholders on the record date who fully exercised the Rights distributed to them were also entitled to subscribe for and purchase additional shares of common stock not purchased by other Rights holders through their basic subscription privileges.  The offering was oversubscribed and 286,767 new shares of common stock were issued.  The Company received net proceeds of $75.6 million from the offering.  Including the issuance of the newly subscribed shares the Company had 1,720,782 shares outstanding as of September 25, 2013.

Market Information
Biglari Holdings’ common stock is listed for trading on the New York Stock Exchange (the “NYSE”), trading symbol:  BH. The following table sets forth the high and low sales prices per share, as reported on the NYSE List and adjusted for the 2013 offering of transferable subscription rights during the periods indicated:

	2013		2012
	High	Low	High	Low
First Quarter	$354.06	$305.00	$363.86	$266.26
Second Quarter	374.69	339.09	388.64	341.91
Third Quarter	385.32	345.84	384.04	339.13
Fourth Quarter	432.67	385.15	368.76	325.90

Shareholders
Biglari Holdings had approximately 10,300 beneficial shareholders, of which approximately 1,200 were record holders of its common stock at December 3, 2013.

Dividends
Biglari Holdings has not declared a cash dividend during the fiscal years ended September 25, 2013, September 26, 2012 and September 28, 2011.

Performance Graph
The following chart compares the subsequent value of $100 invested in Biglari Holdings’ common stock on September 30, 2008 with a similar investment in the Standard and Poor’s 500 Stock Index and Standard and Poor’s Restaurant Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Biglari Holdings Inc., the S&P 500 Index, and the S&P Restaurants Index

$350
$300
$250
$200
$150
$100
$50
$0
9/08
9/09
9/10
9/11
9/12
9/13
Biglari Holdings Inc.
S&P 500
S&P Restaurants

*$100 invested on 9/30/08 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The “Equity Compensation Plan Information” required by Item 201(d) of Regulation S-K will be contained in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed on or before January 23, 2014, and such information is incorporated herein by reference.

Item 6.	Selected Financial Data
Selected Financial Data for the Past Five Years
(dollars in thousands except per share data)	52 Weeks Ended				53 Weeks Ended

	Fiscal 2013(2)(4)	Fiscal 2012(2)(3)	Fiscal 2011(2)(3)	Fiscal 2010 (2)(3)	Fiscal 2009 (2)
Revenue:
Total net revenues	$755,822	$740,207	$709,200	$673,781	$628,736

Earnings:
Net earnings attributable to Biglari Holdings Inc.	$140,271	$21,593	$34,565	$28,094	$5,998
Basic earnings per share attributable to Biglari Holdings Inc. (1)	$98.11	$15.02	$24.13	$18.67	$3.91
Diluted earnings per share attributable to Biglari Holdings Inc. (1)	$97.90	$14.99	$24.00	$18.55	$3.89

Year-end data:
Total assets	$988,543	$773,787	$672,860	$563,839	$514,496
Long-term debt:
Obligations under leases	106,247	110,353	116,066	124,247	130,076
Other long-term debt	110,500	120,250	101,417	17,781	48
Biglari Holdings Inc. shareholders’ equity	$564,589	$349,125	$279,678	$248,995	$291,861

(1)
Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. In fiscal year 2013 the Company completed a rights offering in which 286,767 new shares of common stock were issued.  The theoretical earnings per share have been retroactively restated for all years to give effect to the rights offering.

(2)	Fiscal years 2013, 2012, 2011, 2010, and 2009 ended on September 25, 2013, September 26, 2012, September 28, 2011, September 29, 2010 and September 30, 2009, respectively.
(3)
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

(4)
For financial reporting purposes and for purposes of computing the weighted average common shares outstanding, the shares of Company stock attributable to the unrelated limited partners of The Lion Fund, L.P.  — based on their proportional ownership during the period — are considered outstanding shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except per share data)

Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a diversified holding company engaged in a number of business activities. Our most important operating subsidiaries are involved in the franchising and operating of restaurants.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings, Steak n Shake Operations, Inc. (“Steak n Shake”), and Western Sizzlin Corporation (“Western”). Our long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

On July 1, 2013, Biglari Holdings sold all of the outstanding shares of Biglari Capital Corp. (“Biglari Capital”) to Mr. Biglari.  Biglari Capital is the general partner of The Lion Fund, L.P. (the “Lion Fund”) and the newly-formed The Lion Fund II, L.P. (the “Lion Fund II”).  Lion Fund and Lion Fund II (collectively “investment partnerships”) are limited partnerships that operate as private investment funds.  In connection with the sale of Biglari Capital, the Company contributed cash and securities with an aggregate value of $377,636 to the investment partnerships in exchange for a limited interest.

Biglari Holdings recognized a non-cash pre-tax gain of $182,476 ($114,931 net of tax) on the contribution of securities to investment partnerships in 2013.  Biglari Holdings’ management does not regard the gain that was recorded, as required by GAAP, as meaningful.  The gain recognized for financial reporting purposes is deferred for income tax purposes.   The transaction essentially had no effect on our consolidated shareholders’ equity because the gain included in earnings in 2013 was accompanied by a corresponding reduction of unrealized investment gains included in Accumulated Other Comprehensive Income.

Our interests are accounted as equity method investments because of our retained limited partner interest in the investment partnerships.  The Company records earnings from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the Consolidated Statement of Earnings based on our proportional ownership interest in the investment partnerships’ total earnings.

On July 3, 2013 the Company liquidated the partners’ interest in Western Acquisitions, L.P. by distributing assets of the partnership to the partners.

In fiscal year 2013 the Company completed a rights offering in which 286,767 new shares of common stock were issued.  The theoretical earnings per share have been retroactively restated for all years to give effect to the rights offering.  The Company received net proceeds of $75,595 from the offering.

In the following discussion, the term “same-store sales” refers to the sales of only those units open at least 18 months as of the beginning of the current period being discussed and which remained open through the end of the period.

We have a 52/53 week fiscal year ending on the last Wednesday in September. Fiscal years 2013, 2012, and 2011, which ended on September 25, September 26, and September 28, respectively, all contained 52 weeks.

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

Net earnings attributable to Biglari Holdings for each of the past three years are disaggregated in the table that follows:

	2013	2012	2011
Operating Business:
Restaurant Operations:
Steak n Shake	$21,023	$31,756	$29,367
Western	338	1,354	1,610
Total Restaurant Operations	21,361	33,110	30,977

Investment Management:
Biglari Capital Corp. (incentive fee)	13	22	1,535
Management fees	—	—	139
Consolidated affiliated partnerships	662	1,321	1,815
Total Investment Management Operations	675	1,343	3,489

Corporate and Other:
Corporate and other	(5,578)	(9,196)	(3,099)
Gains from investment partnerships	13,296	—	—
Investment and derivative gains	114,579	2,604	4,941
Total Corporate and Other	122,297	(6,592)	1,842

Reconciliation of segments to consolidated amount:
Interest expense and loss on debt extinguishment, excluding interest allocated to operating businesses	(4,062)	(6,268)	(1,743)
	$140,271	$21,593	$34,565

Fiscal Year 2013
We recorded net earnings attributable to Biglari Holdings Inc. of $140,271 for the current year, as compared with net earnings attributable to Biglari Holdings Inc. of $21,593 in 2012. The increase was primarily driven by a pre-tax gain of $182,746 ($114,931 net of tax) on contributions to investment partnerships and $20,068 pre-tax Gains from changes in the carrying value of the partnerships.

As of September 25, 2013 the total number of company-operated and franchised restaurants was 605 as follows:

	Company-operated	Franchised	Total
Steak n Shake	415	104	519
Western	4	82	86
Total	419	186	605

During 2013, Steak n Shake did not close any company-operated restaurants, but two franchised units suffered closure. Steak n Shake opened one company-operated as well as twenty-three franchised units.  Western closed one company-operated restaurant and seven franchised units. Western opened two franchised units.

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

Consolidation
The consolidated financial statements include the accounts of (i) Biglari Holdings Inc., (ii) the wholly-and majority-owned subsidiaries of Biglari Holdings Inc. in which control can be exercised and (iii) limited partnership investment entities in which we have a controlling interest as the general partner. In evaluating whether we have a controlling interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate those entities in which we own a majority of the voting interests; and (2) for limited partnership entities, we consolidate those entities if we are the general partner of such entities and for which no substantive removal rights exist.  The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered include the determination as to the degree of control over an entity by its various equity holders and the design of the entity.

Before the sale of Biglari Capital and liquidation of Western Acquisitions, L.P., the Company consolidated its affiliated partnerships in its consolidated financial statements, which included the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Biglari Capital, Steak n Shake, and Western, and (iii) the Lion Fund and Western Acquisitions, L.P. (the “consolidated affiliated partnerships”), in which the Company had a substantive controlling interest.  As a result of the sale of Biglari Capital and the related liquidation of Western Acquisitions, L.P., the Company has ceased to have a controlling interest in the consolidated affiliated partnerships, which, accordingly, will no longer be consolidated in the Company’s financial statements.  Beginning July 1, 2013, the consolidated financial statements only include the accounts of (i) the Company and (ii) its wholly-owned subsidiaries Steak n Shake and Western.  All intercompany accounts and transactions are eliminated in consolidation.

Prior to July 1, 2013 the consolidated affiliated partnerships’ assets and liabilities were consolidated on the Consolidated Balance Sheet even though outside limited partners had majority ownership in the consolidated affiliated partnerships. The Company did not guarantee any of the liabilities of its subsidiaries that were serving as general partners to these consolidated affiliated partnerships.

Beginning July 1, 2013, our interests in the investment partnerships are accounted as equity method investments because of our retained limited partner interest in the investment partnerships.  The Company records Gains from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the Consolidated Statement of Earnings based on our proportional ownership interest in the investment partnerships.

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

Our reserves for self-insured liabilities at September 25, 2013 and September 26, 2012 were $8,629 and $7,971, respectively.

Income Taxes
We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Based on 2013 results, a change of one percentage point in the annual effective tax rate would have an impact of $2,165 on net earnings.

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

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the Consolidated Statements of Earnings for the periods indicated:

	2013 (52 weeks)	2012 (52 weeks)	2011 (52 Weeks)
Net revenues
Restaurant Operations:
Net sales	97.5%	97.5%	97.9%
Franchise royalties and fees	1.6	1.3	1.2
Other revenue	0.4	0.3	0.3
Total	99.5	99.1	99.5
Investment Management Operations:
Management fee income	—	—	0.0
Consolidated Affiliated Partnerships:
Investment gains	0.5	0.8	0.4
Other income	0.0	0.0	0.1
Total	0.5	0.9	0.5
Total net revenues	100.0	100.0	100.0

Costs and expenses
Cost of sales (1)	29.6	28.7	27.7
Restaurant operating costs (1)	47.3	46.8	47.7
General and administrative	10.2	8.7	6.8
Depreciation and amortization	3.3	3.6	4.0
Marketing	5.9	5.7	5.4
Rent	2.4	2.4	2.4
Pre-opening costs	0.0	0.1	0.0
Provision for restaurant closings	0.2	0.1	0.1
Impairment of intangible assets	0.2	—	—
Loss on disposal of assets	0.1	0.1	0.1
Other operating (income) expense	(0.1)	(0.1)	(0.2)

Other income (expenses)
Interest, dividend and other investment income	1.1	0.5	0.1
Interest on obligations under leases	(1.3)	(1.4)	(1.5)
Interest expense	(0.9)	(1.1)	(0.4)
Loss on debt extinguishment	—	(0.3)	—
Gain on sale of Biglari Capital Corp.	0.2	—	—
Gain on contributions to investment partnerships.	24.2	—	—
Realized investment gains/losses	0.0	0.6	1.0
Other than temporary impairment	(0.1)	—	—
Derivative and short sale gains/losses	—	—	0.1
Total other income (expenses)	23.2	(1.6)	(0.7)

Earnings before income taxes	26.0	4.2	6.7

Income tax from operating earnings	8.9	0.9	2.0
Income tax on gains from investment partnerships	0.9	—	—
Total income taxes	9.8	0.9	2.0

Gains from investment partnerships	2.7	—	—

Consolidated net earnings	18.9	3.3	4.8
Earnings attributable to redeemable noncontrolling interest:
Income allocation	(0.3)	(0.4)	(0.3)
Incentive fee	0.0	0.0	0.4
Total earnings/loss attributable to redeemable noncontrolling interests	(0.3)	(0.4)	0.1
Net earnings attributable to Biglari Holdings Inc.	18.6%	2.9%	4.9%

(1)	Cost of sales and Restaurant operating costs are expressed as a percentage of Net sales.

Fiscal Year 2013 Compared with Fiscal Year 2012

Net Earnings Attributable to Biglari Holdings Inc.
We recorded net earnings attributable to Biglari Holdings Inc. of $140,271 or $97.90 per diluted share, for the current year, as compared with net earnings attributable to Biglari Holdings Inc. of $21,593, or $14.99 per diluted share, in 2012.  The increase was primarily driven by a pre-tax gain of $182,746 ($114,931 net of tax) on contributions to investment partnerships and a $20,068 pre-tax gain from changes in the carrying value of the investment partnerships.  Earnings per share have been retroactively restated for all years to account for the 2013 rights offering.

Net Revenues
In 2013, net sales increased 2.1% from $721,754 to $736,968, primarily due to the performance of our Restaurant Operations, mainly through the increase in Steak n Shake’s same-store sales. Steak n Shake’s same-store sales increased 2.2% during 2013. (Customer traffic increased by 2.1%.)

Franchise royalties and fees increased 21.9% during 2013. The number of franchised units increased from 170 at the end of 2012 to 186 at the end of 2013. Franchise fees in conjunction with the opening of the franchised stores alone accounted for a 4.7% increase.  The remaining 17.2% increase is primarily attributable to royalties from new Steak n Shake franchised stores, opened in 2012 and 2013.

Cost and Expenses
The cost of sales in the current year was $218,199 or 29.6% of net sales, compared with $207,234 or 28.7% of net sales in 2012. Higher revenues impacted cost of sales by approximately $5.4 million.  Higher commodity prices impacted cost of sales by approximately $3.2 million.

Restaurant operating costs in the current year were $348,654 or 47.3% of net sales compared to $337,905 or 46.8% of net sales in 2012. Restaurant operating costs increased because of, inter alia, increased staffing in our stores of $4.3 million, higher supply costs of $2.3 million, and higher insurance costs of $1.6 million.

General and administrative expenses increased from $64,286 or 8.7% of total net revenues in 2012 to $76,799 or 10.2% of total net revenues in the current year. Increased training in 2013 resulted in a $2.7 million higher expense, largely tied to franchise openings. In addition, our efforts to franchise the Steak n Shake concept domestically and internationally has steadily increased General and administrative expenses. In fiscal 2013, direct franchising costs represent 24.8% of Steak n Shake’s general and administrative expenses, up from 14.8% in fiscal 2012.

Depreciation and amortization expense was $25,250 or 3.3% of total net revenues in the current year, versus $26,424 or 3.6% of total net revenues in 2012.

Marketing expense was $44,375 or 5.9% of total net revenues in the current year, versus $42,531 or 5.7% of total net revenues in 2012.  The increase was primarily attributable to an increase in radio advertising.

Rent expense in 2013 remained consistent at 2.4% as a percentage of total net revenues compared to the prior year.

Asset impairments and provision for restaurant closings for 2013 were $1,738 or 0.2% of total net revenues in the current year, versus $901 or 0.1% of total net revenues in 2012. Steak n Shake recorded asset impairment costs of $1,666 for 2013 and $901 for 2012. No Steak n Shake company-operated restaurants were closed in 2013 or 2012.  Western closed one company-operated restaurant in 2013 and recorded restaurant closing costs of $72.

Impairment of intangible assets for 2013 of $1,244 was an impairment of the trade name of Western’s company-operated stores, which we decided no longer to use.

Loss on disposal of assets was $1,111 or 0.1% of total net revenues in the current year compared to $611 or 0.1% of total net revenues in the prior year.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $8,265 in 2013 mostly from dividends relating to our investment in Cracker Barrel Old Country Store, Inc. versus $4,000 recorded in 2012.

Interest expense on obligations under leases was $9,829 or 1.3% of total net revenues in the current year, versus $10,073 or 1.4% of total net revenues in 2012.

Interest expense decreased from $8,155 in 2012 to $6,551 in the current year.  The decrease primarily pertained to lower interest on Steak n Shake’s current credit facility, which was entered into on September 25, 2012 compared to Steak n Shake’s former credit facility, which was entered into on September 8, 2011.  The interest rate on Steak n Shake’s current credit facility was 3.94% on September 25, 2013. The total outstanding debt for the Company on September 25, 2013 was $120,250 compared to $132,388 on September 26, 2012.

The loss on extinguishment of debt for 2012 of $1,955 related to the write-off of deferred loan costs associated with Steak n Shake’s former credit facility.

Our 2013 effective income tax rate increased to 37.8% from the 2012 effective income tax rate of 20.7%.  The increase in the tax rate is primarily attributable to Gains from investment partnerships of $20,068 not included in Earnings before income taxes and Gain on contributions to investment partnerships of $182,746 taxed at 37.1%.

Biglari Holdings Investment Gains
For 2013 we recorded Gain on sale of Biglari Capital Corp. of $1,597, Gain on contributions to investment partnerships of $182,746, Other than temporary impairment of $570, and realized investment gains of $1 related to dispositions on marketable equity securities. We recorded net realized investment gains of $4,200 for 2012 related to dispositions of marketable equity securities.

Consolidated Affiliated Partnerships Investment Gains
Prior to the July 1, 2013 deconsolidation of our affiliated partnerships, we recorded a net realized gain of $261 for 2013 related to dispositions of investments held by our consolidated affiliated partnerships, plus an unrealized net investment gain of $3,336 for a total of $3,597.  We also received an incentive fee of $21. These amounts were offset by $1,922 related to earnings attributable to redeemable noncontrolling interests.

Investment Partnerships
We recorded $20,068 of Gains from investment partnerships in 2013.  Our interests in the investment partnerships are accounted for as equity method investments after the July 1, 2013 deconsolidation of our affiliated partnerships.  The carrying value of investment partnerships are inclusive of unrealized gains and losses on their securities. Our proportional ownership interest in the investment partnerships is net of an estimated accrued incentive fee payable to Biglari Capital Corp., the general partner.

Fiscal Year 2012 Compared with Fiscal Year 2011

Net Earnings Attributable to Biglari Holdings Inc.
We recorded net earnings attributable to Biglari Holdings Inc. of $21,593, or $14.99 per diluted share, for 2012, as compared with net earnings attributable to Biglari Holdings Inc. of $34,565, or $24.00 per diluted share, in 2011.

Net Revenues
In 2012, net sales increased 3.9% from $694,378 to $721,754, primarily due to the performance of our Restaurant Operations, mainly through the increase in Steak n Shake’s same-store sales. Steak n Shake’s same-store sales increased 3.8% during 2012. (Customer traffic of 3.7%.)

Franchise royalties and fees increased 12.0% during 2012. The number of franchised units increased from 165 at the end of 2011 to 170 at the end of 2012. The increase in revenue is primarily attributable to new Steak n Shake franchised stores opened in 2011 and 2012.

Cost and Expenses
Cost of sales was $207,234 or 28.7% of net sales, compared with $192,645 or 27.7% of net sales in 2011. Higher commodity prices impacted cost of sales by approximately $8.6 million.  Higher revenues impacted cost of sales by approximately $6.9 million.

Restaurant operating costs were $337,905 or 46.8% of net sales compared to $331,262 or 47.7% of net sales in 2011.  Restaurant operating costs primarily increased because of higher insurance costs of $4.0 million and higher employment taxes of $2.2 million.

General and administrative expenses increased from $48,404 or 6.8% of total net revenues in 2011 to $64,286 or 8.7% of total net revenues largely because of an increase in legal and professional services of $3.8 million, as well as higher incentive compensation costs of $7.7 million. Moreover, investment related expenses (i.e., incentive compensation) appear on the income statement, but any corresponding unrealized capital gains run through the balance sheet as other comprehensive income.

Depreciation and amortization expense was $26,424 or 3.6% of total net revenues, versus $28,361 or 4.0% of total net revenues in 2011.

Marketing expense was $42,531 or 5.7% of total net revenues, versus $38,476 or 5.4% of total net revenues in 2011. The increase was primarily attributable to an increase in marketing efforts and higher production costs associated with our television commercials.

Rent expense in 2012 remained consistent at 2.4% as a percentage of total net revenues compared to the prior year.

Asset impairments and provision for restaurant closings for 2012 was $901 or 0.1% of total net revenues, versus $1,032 or 0.1% of total net revenues in 2011.

Loss on disposal of assets was $611 or 0.1% of total net revenues compared to $702 or 0.1% of total net revenues in the prior year.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $4,000 in 2012 mostly through the receipt of dividends relating to our increased investment in Cracker Barrel Old Country Store, Inc. versus $742 recorded in 2011.

Interest expense on obligations under leases was $10,073 or 1.4% of total net revenues, versus $10,565 or 1.5% of total net revenues in 2011.

Interest expense increased from $2,811 in 2011 to $8,155 in 2012.  The increase primarily pertained to the interest on Steak n Shake’s former credit facility, which was entered into on September 8, 2011. A full year of interest is reflected in our 2012 results.  Steak n Shake entered into a new credit facility on September 25, 2012, which is further discussed in the “Liquidity and Capital Resources” section.  The total outstanding debt for the Company on September 26, 2012 was $132,388 compared to $127,558 on September 28, 2011.

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

Effects of Governmental Regulations and Inflation
Most Restaurant Operation employees are paid hourly rates related to minimum wage laws. Any increase in the legal minimum wage would directly increase our operating costs. We are also subject to various laws related to zoning, land use, health and safety standards, working conditions, and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase our operating costs. In addition, we are subject to franchise registration requirements and certain related laws regarding franchise operations. Any changes in these laws could affect our ability to attract and retain franchisees.

Inflation in food, labor, fringe benefits, energy costs, transportation costs and other operating costs directly affect our operations.

Liquidity and Capital Resources
We generated $38,792 in cash flows from operations during 2013 based primarily on net earnings.  We generated $49,966 and $74,751 in cash flows from operations during 2012 and 2011, respectively, based primarily on net earnings and due to timing of receipts and payment of disbursements related to operating activities.

Net cash used in investing activities of $60,765, $87,885 and $89,503 during 2013, 2012, and 2011, respectively, was primarily a result of net purchases of investments and capital expenditures.

Net cash provided by financing activities was $56,343 in 2013, which was primarily the result of the Rights offering.

Net cash used in financing activities of $709 in 2012 was a result of principal payments on Steak n Shake’s former credit facility and direct financing lease obligations offset by borrowings under the Credit Facility.  Net cash provided by financing activities of $66,176 during 2011 resulted primarily from borrowings on long-term debt.

Our balance sheet continues to maintain significant liquidity. We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Consolidated Affiliated Partnerships
Prior to the July 1, 2013 sale of Biglari Capital we accounted for investment gains and losses on securities held by our consolidated affiliated partnerships.  Because we have ceased to have a controlling interest in the consolidated affiliated partnerships, they are no longer consolidated in the Company’s financial statements.  From July 1, 2013, we record gains/losses from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on the securities) in the Consolidated Statements of Earnings based on the carrying value of proportional ownership interests in the investment partnerships.

Collectively, the Lion Fund and Western Acquisitions were referred to as consolidated affiliated partnerships of the Company.  Certain of the consolidated affiliated partnerships held the Company’s common stock as investments. Within our consolidated financial statements, we classified this common stock as Treasury stock though the shares were legally outstanding. As of September 26, 2012, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock.  However, beginning July 1, 2013, only the Company’s proportional share of its common stock held by the investment partnerships is recorded as Treasury stock.  As of September 25, 2013 our proportional share of the Company’s common stock held by the investment partnerships was 132,406 shares.

Net earnings of the Company included the realized and unrealized appreciation/depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation/depreciation of investments the consolidated affiliated partnerships held in the Company’s common stock, which was eliminated in the consolidation.

In fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment. The fair value of these investments in the Lion Fund totaled $48,306 at September 26, 2012. These investments in the Lion Fund did not appear explicitly in the Company’s Consolidated Balance Sheet as of September 26, 2012 because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statement. Further, the Lion Fund’s portfolio holds significant interest in Biglari Holdings’ common stock, which was classified on the Company’s Consolidated Balance Sheet as a reduction to Shareholders’ equity as of September 26, 2012.

Steak n Shake Credit Facility
On September 25, 2012, Steak n Shake, as borrower, entered into a credit agreement (the “Credit Facility”) with the lenders party thereto. The Credit Facility consists of a $130,000 senior secured term loan facility (the “Term Loan”) and a $50,000 senior secured revolving credit facility (the “Revolver”). As of September 25, 2013, outstanding borrowings under the Term Loan were $120,250 and there were no borrowings under the Revolver.

The Term Loan matures on September 25, 2017 and has a repayment schedule with quarterly amortization, beginning on December 31, 2012, initially equal to 1.875% of the initial principal amount of the Term Loan (as adjusted pursuant to the Credit Facility), together with accrued and unpaid interest on the principal amount to be paid, with the balance due at maturity. The Revolver will be available until September 25, 2017. Interest on the Term Loan and Revolver is based on a Eurodollar rate plus an applicable margin ranging from 3.00% to 3.75% or a base rate plus an applicable margin ranging from 2.00% to 2.75%. The applicable margins are contingent on Steak n Shake’s total leverage ratio. The Revolver also carries a commitment fee ranging from 0.35% to 0.50%, based on Steak n Shake’s total leverage ratio, per annum on the unused portion of the credit line.

As of September 25, 2013, the interest rate on the Term Loan was 3.94%.

The Credit Facility includes affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.  Steak n Shake was in compliance with all covenants under the Credit Facility as of September 25, 2013.

On September 18, 2013, Steak and Shake entered into a first amendment to the Credit Facility.  The amendment provided the ability for Steak n Shake to make investments in the investment partnerships, extended the maximum total leverage ratio up to 3.75 to 1.00 for the period ending September 30, 2013, and made certain other amendments to the Credit Facility.

Both the Term Loan and the Revolver are secured by first priority security interests in substantially all the assets of Steak n Shake.  Biglari Holdings is not a guarantor under the Credit Facility.  $114,176 of the proceeds of the Term Loan was used to repay all outstanding amounts under Steak n Shake’s former credit facility. The remaining Term Loan proceeds of $15,824 were used for working capital and general corporate purposes. Steak n Shake incurred no material early termination penalties in connection with retiring the former credit facility.

We recorded a $1,955 loss on the extinguishment of debt for the fiscal year ended September 26, 2012 related to the write-off of deferred loan costs associated with the former credit facility.

We had $6,588 and $4,781 in standby letters of credit outstanding as of September 25, 2013 and September 26, 2012, respectively.

Security Agreement
In connection with the Credit Facility, Steak n Shake entered into a security agreement (the “Security Agreement”) with Fifth Third Bank. Pursuant to the Security Agreement, Steak n Shake granted to Fifth Third a lien on all of the Pledged Collateral (as defined in the Security Agreement).  The Pledged Collateral does not include the real estate of Steak n Shake, but such real estate is subject to a springing lien if Steak n Shake does not maintain certain leverage ratios.

Interest Rate Swap
On October 11, 2012, Steak n Shake entered into a new interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $214 on September 25, 2013 and is included in Accrued expenses on the Consolidated Balance Sheet.

During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on its prior credit facility at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $10,000 on September 25, 2013. The fair value of the interest rate swap was a liability of $187 and $351 on September 25, 2013 and September 26, 2012, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.

Western Real Estate Loan Agreement and Note Payable
Western Real Estate, L.P. (“Western RE”), a wholly-owned subsidiary of Western, had a promissory note of $2,293 as of September 26, 2012. The balance of the note was paid in full on November 28, 2012.

The carrying amounts for debt reported in the Consolidated Balance Sheet do not differ materially from their fair market values at September 25, 2013.

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

On March 30, 2011, the Company redeemed all of its outstanding Debentures. The Debentures were redeemed for cash at an aggregate redemption price of approximately $23,420, representing 100% of the principal amount outstanding, plus accrued and unpaid interest up to, but not including, March 30, 2011. The Debentures were issued and the redemption was effected pursuant to the provisions of the Indenture, dated March 30, 2010 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. Upon the redemption of the Debentures, the Company’s obligations under the Debentures and the Indenture were satisfied and discharged in accordance with their terms. Included in the Debentures aggregate redemption price of $23,420 was approximately $7,804 of principal and interest paid to the Lion Fund. The payment to the Lion Fund does not appear explicitly in the Company’s Consolidated Statement of Cash Flows for 2011 because of the requirement to consolidate fully the Lion Fund in the Company’s financial statements.

Contractual Obligations
Our significant contractual obligations and commitments as of September 25, 2013 are shown in the following table:

	Payments due by period

Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Long-term debt (1) (2)	$14,703	$34,487	$87,891	$—	$137,081
Capital leases and finance obligations(1)	15,960	28,733	19,047	14,168	77,908
Operating leases (3)	15,110	27,038	22,717	59,928	124,793
Purchase commitments (4)	2,048	883	29	—	2,960
Other long-term liabilities (5)	—	—	—	1,202	1,202
Total	$47,821	$91,141	$129,684	$75,298	$343,944

(1)	Includes principal and interest and assumes payoff of indebtedness at maturity date.
(2)	Includes outstanding borrowings under the Credit Facility.
(3)	Excludes amounts to be paid for contingent rents. Includes amounts to be paid for subleased properties.
(4)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(5)
Includes liabilities for Non-Qualified Deferred Compensation Plan. Excludes our unrecognized tax benefits of $803 as of September 25, 2013 because we cannot make a reliable estimate of the timing of cash payments.

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
The majority of our investments are conducted through investment partnerships which generally hold common stocks. We also hold marketable securities directly. Through direct and indirect (investments held by the investment partnerships) we hold a concentrated position in the common stock of Cracker Barrel Old Country Store, Inc.  A significant decline in the general stock market or in the prices of major investments may produce a large net loss and decrease in our consolidated shareholders’ equity. Decreases in values of equity investments can have a materially adverse effect on our earnings and on consolidated shareholders’ equity.

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments.  Our interests in the investment partnerships are committed on a rolling 5-year basis. Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $48,318, along with a corresponding change in Shareholders’ equity of approximately 5%.

At September 25, 2013 interest on the Term Loan and Revolver was based on a Eurodollar rate plus an applicable margin ranging from 3.00% to 3.75% or a base rate plus an applicable margin ranging from 2.00% to 2.75%, based on Steak n Shake’s total leverage ratio. At September 25, 2013, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $281 on our net earnings. On October 11, 2012, Steak n Shake entered into a new interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $214 on September 25, 2013. In February 2011, in connection with the issuance of the term loan under Steak n Shake’s previous credit facility, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixed the interest rate on the term loan at 3.25% through its maturity. The fair value of the interest rate swap was a liability of $187 at September 25, 2013.

We began to transact business in international markets in fiscal year 2013. We have had minimal exposure to foreign currency exchange rate fluctuations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the "Company") as of September 25, 2013 and September 26, 2012, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended September 25, 2013, September 26, 2012, and September 28, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Biglari Holdings Inc. and subsidiaries as of September 25, 2013 and September 26, 2012, and the results of their operations and their cash flows for the years ended September 25, 2013, September 26, 2012, and September 28, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the financial statements, during 2013, the Company contributed cash and securities with an aggregate value of $377.6 million to investment partnerships.  The Company and its subsidiaries have invested in the investment partnerships in the form of limited partner interests.  These investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements for the investment partnerships.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 25, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
December 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the "Company") as of September 25, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 25, 2013 of the Company and our report dated December 7, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule and included an emphasis of a matter paragraph relating to the contribution of cash and securities to investment partnerships that are subject to a rolling five-year lock-up period.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
December 7, 2013

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

Management has evaluated the effectiveness of its internal control over financial reporting as of September 25, 2013 based on the criteria set forth in a report entitled Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of September 25, 2013, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and its report is included herein.

/s/ Sardar Biglari	/s/ Bruce Lewis
Sardar Biglari Chairman and Chief Executive Officer	Bruce Lewis Controller

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

	2013 (52 Weeks)	2012 (52 Weeks)	2011 (52 Weeks)
Net revenues
Restaurant Operations:
Net sales	$736,968	$721,754	$694,378
Franchise royalties and fees	11,741	9,631	8,600
Other revenue	3,210	2,520	2,425
Total	751,919	733,905	705,403
Investment Management Operations:
Management fee income	—	—	224
Consolidated Affiliated Partnerships:
Investment gains	3,597	5,942	3,135
Other income	306	360	438
Total	3,903	6,302	3,797
Total net revenues	755,822	740,207	709,200

Costs and expenses
Cost of sales	218,199	207,234	192,645
Restaurant operating costs	348,654	337,905	331,262
General and administrative	76,799	64,286	48,404
Depreciation and amortization	25,250	26,424	28,361
Marketing	44,375	42,531	38,476
Rent	18,453	17,638	16,891
Pre-opening costs	199	430	89
Provision for restaurant closings	1,738	901	1,032
Impairment of intangible asset	1,244	—	—
Loss on disposal of assets	1,111	611	702
Other operating (income) expense	(934)	(934)	(1,157)
Total costs and expenses, net	735,088	697,026	656,705

Other income (expenses)
Interest, dividend and other investment income	8,265	4,000	742
Interest on obligations under leases	(9,829)	(10,073)	(10,565)
Interest expense	(6,551)	(8,155)	(2,811)
Loss on debt extinguishment	—	(1,955	—
Gain on sale of Biglari Capital Corp.	1,597	—	—
Gain on contributions to investment partnerships	182,746	—	—
Realized investment gains	1	4,200	7,360
Other than temporary impairment	(570)	—	—
Derivative and short sale gains	—	—	610
Total other income (expenses)	175,659	(11,983)	(4,664)

Earnings before income taxes	196,393	31,198	47,831

Income tax from operating earnings	67,517	6,453	13,867
Income tax on gains from investment partnerships	6,772	—	—
Total income taxes	74,289	6,453	13,867

Gains from investment partnerships	20,068	—	—

Consolidated net earnings	142,172	24,745	33,964

Earnings attributable to redeemable noncontrolling interest:
Income allocation	(1,922)	(3,188)	(1,909)
Incentive fee	21	36	2,510
Total earnings/loss attributable to redeemable noncontrolling interests	(1,901)	(3,152)	601
Net earnings attributable to Biglari Holdings Inc.	$140,271	$21,593	$34,565

Earnings per share attributable to Biglari Holdings Inc.
Basic earnings per common share	$98.11	$15.02	$24.13
Diluted earnings per common share	$97.90	$14.99	$24.00
Weighted average shares and equivalents
Basic	1,429,684	1,437,321	1,432,728
Diluted	1,432,737	1,440,834	1,440,215

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s)

	2013 (52 Weeks)	2012 (52 Weeks)	2011 (52 Weeks)

Net earnings attributable to Biglari Holdings Inc.	$140,271	$21,593	$34,565
Other comprehensive (loss) income:
Reclassification of investment appreciation in net earnings	(1)	(1,455)	2,213
Applicable income taxes	—	553	(861)
Reclassification of investment appreciation in net earnings on contribution to investment partnerships	(182,746)	—	—
Applicable income taxes	67,815	—	—
Reclassification of other than temporary impairment losses on investments	461	—	—
Applicable income taxes	(175)	—	—
Net change in unrealized gains (losses) on investments	146,079	81,075	(9,144)
Applicable income taxes	(53,881)	(30,808)	3,476
Foreign currency translation gains	8	—	—
Other comprehensive (loss) income, net	(22,440)	49,365	(4,316)
Total comprehensive income	$117,831	$70,958	$30,249

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(amounts in $000s, except share and per share data)

	September 25, 2013	September 26, 2012
Assets
Current assets:
Cash and cash equivalents	$94,626	$60,359
Investments	85,479	269,858
Receivables, net of allowance of $804 and $744, respectively	7,055	7,001
Inventories	6,475	6,624
Assets held for sale	561	2,357
Other current assets	3,290	2,798
Total current assets	197,486	348,997
Property and equipment, net	346,147	356,638
Goodwill	28,251	27,529
Other intangible assets, net	7,721	6,248
Other assets	11,239	9,109
Investment partnerships	397,699	—
Investments held by consolidated affiliated partnerships	—	25,266
Total assets	$988,543	$773,787
Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$37,511	$33,210
Accrued expenses	54,003	53,866
Deferred income taxes	5,511	19,367
Current portion of obligations under leases	6,239	5,713
Current portion of long-term debt	9,750	12,138
Total current liabilities	113,014	124,294
Deferred income taxes	84,525	8,675
Obligations under leases	106,247	110,353
Long-term debt	110,500	120,250
Other long-term liabilities	9,668	9,002
Total liabilities	423,954	372,574
Commitments and contingencies (Notes 15 and 19)
Redeemable noncontrolling interests of consolidated affiliated partnerships	—	52,088
Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,797,941 and 1,511,174 shares issued at September 25, 2013 and September 26, 2012, respectively, 1,588,376 and 1,227,928 shares outstanding (net of treasury stock), respectively	899	756
Additional paid-in capital	269,810	143,035
Retained earnings	348,339	251,983
Accumulated other comprehensive income	21,457	43,897
Treasury stock – at cost: 209,565 and 283,246 shares at September 25, 2013 and September 26, 2012, respectively (includes 132,406 shares held by investment partnerships at September 25, 2013 and 205,743 shares held by consolidated affiliated partnerships at September 26, 2012)	(75,916)	(90,546)
Biglari Holdings Inc. shareholders’ equity	564,589	349,125
Total liabilities and shareholders’ equity	$988,543	$773,787

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s)

	2013	2012	2011
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities
Net earnings	$142,172	$24,745	$33,964
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	25,250	26,424	28,361
Provision for deferred income taxes	72,035	(2,727)	(2,186)
Asset impairments and provision for restaurant closings	1,738	901	1,032
Impairment of intangible assets	1,244	—	—
Stock-based compensation and other non-cash expenses	526	888	950
Loss on disposal of assets	1,111	611	702
Gain on sale of Biglari Capital Corp.	(1,597)	—	—
Gain on contributions to investment partnerships	(182,746)	—	—
Gain on sale of subsidiary	—	—	(1,559)
Loss on debt extinguishment	—	1,955	—
Realized investment gains/losses	(1)	(4,200)	(7,360)
Other than temporary impairments on investments	570	—	—
Derivative and short sale gains/losses	—	—	(610)
Gains from investment partnerships	(20,068)	—	—
Changes in receivables and inventories	195	(3,659)	2,066
Changes in other assets	(2,742)	1,019	2,972
Changes in accounts payable and accrued expenses	3,764	10,491	12,918
Investment operations of consolidated affiliated partnerships:
Purchases of investments	—	(14,477)	(53,727)
Sales of investments	1,516	26,052	52,271
Realized investment gains, net	(261)	(2,895)	(3,365)
Unrealized gains/losses on marketable securities held by consolidated affiliated partnerships	(3,336)	(3,047)	230
Changes in cash and cash equivalents held by consolidated affiliated partnerships	(578)	(12,115)	7,870
Changes in due to/from broker	—	—	222
Net cash provided by operating activities	38,792	49,966	74,751
Investing activities
Additions of property and equipment	(14,167)	(8,675)	(13,018)
Proceeds from property and equipment disposals	2,449	2,379	2,007
Purchase of business and lease rights	(3,770)	—	—
Proceeds from sale of Biglari Capital Corp., net of cash on hand	1,699	—	—
Proceeds from sale of subsidiary, net of cash on hand	—	—	196
Purchases of investments and contributions to investment partnerships	(46,977)	(108,825)	(171,893)
Sales of investments	1	38,108	90,058
Changes in due to/from broker	—	(7,272)	3,147
Changes in restricted cash	—	(3,600)	—
Net cash used in investing activities	(60,765)	(87,885)	(89,503)
Financing activities
Proceeds from revolving credit facility	17,000	—	194,045
Payments on revolving credit facility	(17,000)	(15,000)	(197,045)
Borrowings on long-term debt	—	130,000	111,959
Principal payments on long-term debt	(12,138)	(110,170)	(17,333)
Deferred financing charges	—	(1,961)	(3,174)
Principal payments on direct financing lease obligations	(5,904)	(5,272)	(7,469)
Proceeds from stock rights offering	75,595	—	—
Proceeds from exercise of stock options and employees stock purchase plan	13	29	29
Excess tax benefits from stock-based awards	3	382	3
Repurchase of employee shares for tax withholding	—	(8)	(541)
Financing activities of consolidated affiliated partnerships:
Contributions from noncontrolling interests	1,076	1,545	1,780
Distributions to noncontrolling interests	(2,302)	(254)	(16,078)
Net cash provided by (used in) financing activities	56,343	(709)	66,176
Effect of exchange rate changes on cash	(103)	—	—
Increase (decrease) in cash and cash equivalents	34,267	(38,628)	51,424
Cash and cash equivalents at beginning of year	60,359	98,987	47,563
Cash and cash equivalents at end of year	$94,626	$60,359	$98,987

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s except share data)
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 29, 2010	$756	$143,521	$195,825	$(1,152)	$(89,955)	$248,995
Net earnings attributable to Biglari Holdings Inc.			34,565			34,565
Other comprehensive loss, net				(4,316)		(4,316)
Exercise of stock options and other stock compensation transactions		375			(614)	(239)
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		673				673
Balance at September 28, 2011	$756	$144,569	$230,390	$(5,468)	$(90,569)	$279,678
Net earnings attributable to Biglari Holdings Inc.			21,593			21,593
Other comprehensive income, net				49,365		49,365
Exercise of stock options and other stock compensation transactions		859			23	882
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(2,393)				(2,393)
Balance at September 26, 2012	$756	$143,035	$251,983	$43,897	$(90,546)	$349,125
Net earnings attributable to Biglari Holdings Inc.			140,271			140,271
Other comprehensive loss, net				(22,440)		(22,440)
Deconsolidation of affiliated partnerships		12,224			25,640	37,864
Adjustment to Treasury stock for holdings in investment partnerships					(11,033)	(11,033)
Issuance of common stock for rights offering	143	119,367	(43,915)			75,595
Exercise of stock options and other stock compensation transactions		(6)			23	17
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(4,810)				(4,810)
Balance at September 25, 2013	$899	$269,810	$348,339	$21,457	$(75,916)	$564,589

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 1.  Summary of Significant Accounting Policies

Description of Business
Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a diversified holding company engaged in a number of business activities.  The Company’s most important operating subsidiaries are involved in the franchising and operating of restaurants.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value.  All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

Fiscal Year
Our fiscal year ends on the last Wednesday in September. Fiscal years 2013, 2012, and 2011 each contain 52 weeks.

Principles of Consolidation
As of September 25, 2013, the consolidated financial statements include the accounts of (i) the Company and (ii) its wholly-owned subsidiaries Steak n Shake Operations, Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”).  In addition to consolidating wholly-owned entities we consolidate entities if we have a controlling interest in the general partner.

As a result of acquisitions in 2010 the Company obtained controlling interests in The Lion Fund, L.P. (the “Lion Fund”), Western Acquisitions, L.P., Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. which were collectively referred to as “consolidated affiliated partnerships”. Prior to the third quarter of fiscal year 2013 the Company consolidated its affiliated partnerships in its consolidated financial statements, which included the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Biglari Capital Corp. (“Biglari Capital”), Steak n Shake, and Western, and (iii) the Lion Fund and Western Acquisitions, L.P.   The consolidated affiliated partnerships’ assets and liabilities were consolidated on the Consolidated Balance Sheet even though outside limited partners had majority ownership in all of the partnerships. The Company did not guarantee any of the liabilities of its subsidiaries that served as general partners to these consolidated affiliated partnerships. All intercompany accounts and transactions have been eliminated in consolidation.

During the third quarter of fiscal year 2013 the Company liquidated the partners’ interest in Western Acquisitions, L.P. by distributing assets of the partnership to the partners and Biglari Holdings sold all of the outstanding shares of Biglari Capital to Mr. Biglari.  Biglari Capital is the general partner of the Lion Fund and the newly-formed The Lion Fund II, L.P. (the “Lion Fund II”).  Lion Fund and Lion Fund II (collectively “investment partnerships”) are limited partnerships that operate as private investment funds.  As a result of the sale of Biglari Capital and the related liquidation of Western Acquisitions, L.P., the Company has ceased to have a controlling interest in the consolidated affiliated partnerships, which are, accordingly, no longer consolidated in the Company’s financial statements.

During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated and the funds distributed to the partners. During the third quarter of fiscal year 2011, Western Mustang Holdings, L.L.C. sold its interests in Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P.

Beginning July 1, 2013, the consolidated financial statements only include the accounts of (i) the Company and (ii) its wholly-owned subsidiaries Steak n Shake and Western.

During fiscal year 2013, the Company contributed cash and securities owned by it in exchange for limited partner interest in the investment partnerships.  Prior to the sale of Biglari Capital, the securities contributed to the investment partnerships were accounted for as available for sale securities with unrealized gains and losses recorded as a component of Accumulated Other Comprehensive Income in the Consolidated Balance Sheet.  Our interests in the investment partnerships are accounted for as equity method investments due to our retained limited partner interest.  Prospectively from the sale of Biglari Capital, the Company records earnings from investment partnerships in the Consolidated Statement of Earnings based on our proportional ownership interest in the investment partnerships’ total earnings.

Western’s and the investment partnerships’ September 30 period end for financial reporting purposes differs from the end of the Company’s fiscal year. There were no significant transactions in the intervening period.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
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

Investment Partnerships
Our interests in the investment partnerships are accounted as equity method investments because of our retained limited partner interests.  The Company records Gains from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the Consolidated Statements of Earnings based on our proportional ownership interest in the partnerships.

Investments Held by Investment Partnerships and Consolidated Affiliated Partnerships
The investment partnerships and consolidated affiliated partnerships are, for purposes of accounting principles generally accepted in the United States (“GAAP”), investment companies under the AICPA Audit and Accounting Guide Investment Companies. The Company has retained the specialized accounting for these entities, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946-810-45 (formerly EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation).

Marketable equity securities held by the consolidated affiliated partnerships are recorded at fair value with net unrealized and realized investment gains/losses included in Investment gains/losses of consolidated affiliated partnerships, a component of Net revenues on the Consolidated Statement of Earnings.

Concentration of Equity Price Risk
The majority of our investments are conducted through investment partnerships which generally hold common stocks. We also hold marketable securities directly. Through direct and indirect holding (investments held by the investment partnerships) we hold a concentrated position in the common stock of Cracker Barrel Old Country Store, Inc.  A significant decline in the general stock market or in the prices of major investments may produce a large net loss and decrease in our Consolidated Shareholders’ Equity.  Decreases in values of equity investments can have a materially adverse effect on our earnings and on Consolidated Shareholders’ Equity.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
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

Goodwill and Intangible Assets
Goodwill and indefinite life intangibles are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangibles to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. No impairments were recorded on goodwill during fiscal years 2013, 2012, or 2011. During fiscal year 2013, the Company recorded an impairment related to the trade name of Western’s company-operated stores.  Refer to Note 10 for information regarding our goodwill and other intangible assets.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
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

Investment Gains from Consolidated Affiliated Partnerships
Investment gains from consolidated affiliated partnerships include realized and unrealized gains/losses on investments held by consolidated affiliated partnerships. Realized gains/losses from the disposal of investments held by consolidated affiliated partnerships are determined by specific identification of cost of investments sold.

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

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. In fiscal year 2013, Biglari Holdings completed an offering of transferable subscription rights, distributing one transferable subscription right (“Rights”) for each share of its common stock to shareholders of record on August 27, 2013.  Every five Rights entitled a shareholder to subscribe for one share of common stock at a price of $265.00.  Shareholders on the record date who fully exercised the Rights distributed to them were also entitled to subscribe for and purchase additional shares of common stock not purchased by other Rights holders through their basic subscription privileges.  The offering was oversubscribed and 286,767 new shares of common stock were issued.  The Company received net proceeds of $75,595 from the offering.  Earnings per share have been retroactively restated for every year to account for the 2013 rights offering.  For fiscal year 2013 financial reporting purposes, the shares of Company stock attributable to our limited partner interest in the Lion Fund — based on our proportional ownership during the period — are considered Treasury stock on the Consolidated Balance Sheet.  For fiscal year 2012 financial reporting purposes all common shares of the Company held by the consolidated affiliated partnerships are recorded in Treasury stock on the Consolidated Balance Sheet.

For purposes of computing the weighted average common shares outstanding the shares of treasury stock attributable to the unrelated limited partners of the consolidated affiliated partnerships — based on their proportional ownership during the period — are considered outstanding shares.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 1.  Summary of Significant Accounting Policies – (continued)

The following table presents a reconciliation of basic and diluted weighted average common shares:

	2013	2012	2011
Basic earnings per share:
Weighted average common shares	1,429,684	1,437,321	1,432,728
Diluted earnings per share:
Weighted average common shares	1,429,684	1,437,321	1,432,728
Dilutive effect of stock awards	3,053	3,513	7,487
Weighted average common and incremental shares	1,432,737	1,440,834	1,440,215
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock	705	705	705

Stock-Based Compensation
We account for all stock-based compensation, including grants of employee stock options, nonvested stock and shares issued under our employee stock purchase plan, using the fair value based method. Refer to Note 18 for additional information regarding our stock-based compensation.

The Steak n Shake 401(k) Savings Plan
The Steak n Shake 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution plan covering substantially all employees after they have attained age 21 and completed six months of service and allows employees to defer up to 20% of their salaries and allows for discretionary matching contributions. Discretionary matching contributions of $207, $213 and $271 were made in fiscal years 2013, 2012 and 2011, respectively.

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
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
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

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements, which makes certain technical corrections (i.e., relatively minor corrections and clarifications) and “conforming fair value amendments” to the FASB Accounting Standards Codification (the “Codification”). The corrections and improvements include technical corrections based on feedback on the Codification and conforming amendments primarily related to fair value in areas outside of ASC 820. The amendments affect various Codification topics and apply to all reporting entities within the scope of those topics and became effective for the Company on December 20, 2012.  The adoption of ASU 2012-04 did not have a material effect on our financial position or results of operations.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 2. Divestitures

On July 1, 2013, Biglari Holdings sold all of the outstanding shares of Biglari Capital to Mr. Biglari for $1,700.  The Company recorded a gain on the sale of $1,597.  Biglari Capital is the general partner of the investment partnerships.  During fiscal year 2013, the Company contributed cash and securities owned by it with an aggregate value of $377,636 in exchange for limited partner interests in the investment partnerships.

On July 3, 2013 the Company liquidated the partners’ interests in Western Acquisitions, L.P. by distributing assets of the partnership to the partners.

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

As a result of the sale, the Company ceased to have involvement in the operations of Mustang Capital Management, L.L.C. and Mustang Capital Advisors, L.P. Although these entities meet the definition of “discontinued operations,” as defined in FASB ASC paragraph 205-20-45-1, Reporting Discontinued Operations (“ASC paragraph 205-20-45-1”), we have not separated the results of operations because the amounts are immaterial to our consolidated financial results. Net earnings after tax related to the entities was approximately $2,606 for the year ended September 28, 2011, including $1,246 that is attributable to noncontrolling interests. The after-tax income for the year ended September 28, 2011 includes the aforementioned gain on sale of $1,559.

Note 3. Impairment and Restaurant Closings

Steak n Shake recorded asset impairment during fiscal years 2013, 2012 and 2011 of $1,666, $901 and $1,032, respectively.  No Steak n Shake company-operated restaurants were closed in fiscal years 2013, 2012 and 2011.  Western recorded restaurant closing costs of $72 in fiscal year 2013. Western closed one company-operated restaurant in fiscal year 2013.

Note 4. Investments

Investments consisted of the following:

	2013	2012
Cost	$50,884	$199,057
Gross unrealized gains	34,595	71,416
Gross unrealized losses	—	(615)
Fair value	$85,479	$269,858

During fiscal year 2013, the Company contributed $377,636 of cash and securities to the investment partnerships in exchange for limited partner interests.  We apply equity method accounting to these investments.  As of September 25, 2013, the Company retained a balance of $85,479 of investments deemed as available-for-sale securities, largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 4. Investments – (continued)

The Company recognized a pre-tax gain of $182,746 ($114,931 net of tax) on the contribution of securities to investment partnerships for fiscal year 2013.  The gain had a material effect on the Company’s fiscal 2013 earnings.  However, this gain had no impact on total Shareholders’ equity because the investments were carried at fair value prior to the contribution, with the unrealized gains included as a component of Accumulated other comprehensive income.

Realized investment gains/losses for the fiscal years ended September 25, 2013, September 26, 2012 and September 28, 2011 were as follows:

	2013	2012	2011
Gross realized gains on sales	$1	$4,584	$7,775
Gross realized losses on sales	—	(384)	(415)
Total realized gains/losses	$1	$4,200	$7,360

During fiscal year 2013, the Company had unrealized losses on available-for-sale equity securities in a continuous unrealized loss position for more than twelve consecutive months.  Therefore, we recorded an impairment of $570 in fiscal year 2013.

From time to time, the Company enters into certain derivative transactions as part of its investment strategy. In accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, these derivatives are marked to market for each reporting period and this fair value adjustment is recorded as a gain or loss in the Consolidated Statement of Earnings.

The Company may enter into short sales on certain equity securities, that is, a transaction in which the Company sells securities it does not own. The Company’s use of short sales involves the risk that the price of the security in the open market may be higher when it is purchased in order to close out the Company’s short position, resulting in a loss to the Company. Such a loss is theoretically limitless because there are no restrictions on the potential increase in the price of a security, or any guarantee as to the price at which the Company would be able to purchase the security in the open market. Securities sold in short sale transactions and the interest and dividends payable on such securities, if any, are reflected as a liability in Accrued expenses in the Consolidated Balance Sheet. As of September 25, 2013 and September 26, 2012 we had no outstanding short sales.

For the year ended September 28, 2011, the Company recorded investment gains of $610 related to the change in fair value of derivatives and securities sold short.

Note 5.  Equity in Investment Partnerships

Beginning July 1, 2013, as a result of the sale of Biglari Capital and of our limited partner interests in the investment partnerships, the Company reports on the limited partnership interests under the equity method of accounting.  Our proportional share of equity in the investment partnerships, excluding Company common stock held by said partnerships, is recorded as Equity in investment partnerships.  The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as Treasury stock.  The Company will record gains/losses from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the Consolidated Statements of Earnings based on our carrying value of these partnerships.  The fair value is calculated net of the general partner’s accrued incentive fees.  Gains and losses on Company common stock included in the earnings of these partnerships are eliminated because they are recorded as Treasury stock.

The fair value and carrying value of our partnership interest is presented below:

Fair value of partnership interest at July 1, 2013	$54,608
Contributions to investment partnerships	377,636
Gains from investment partnerships from July 1 through September 25, 2013	23,053
Fair value of partnership interest at September 25, 2013	455,297
Gains from appreciation of Biglari Holdings stock held by investment partnerships	(2,985)
Proportionate share of Company stock held by investment partnerships	(54,613)
Carrying value of partnership interests at September 25, 2013	$397,699

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 5.  Equity in Investment Partnerships – (continued)

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of Company stock held.  Fair value is estimated based on our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

The investment partnerships have a December 31 fiscal year end, with their most current quarter ending September 30, 2013.  For purposes of recording our allocation of Gains from the investment partnerships, we use the investment partnerships’ similar period results.  For the period ended September 25, 2013, the investment partnership for the period ended September 30, 2013 was used. Accordingly, we recorded $20,068 of Gains from investment partnerships during fiscal year 2013. As the general partner of the investment partnerships, Biglari Capital will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6% on December 31 of each year. Our policy is to accrue an estimated incentive fee throughout the fiscal year. Our investment in these partnerships is committed according to a rolling 5-year basis.

Summarized financial information for Lion Fund and Lion Fund II is presented below:
	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Current and Total Assets as of September 30, 2013	$126,121	$408,883
Current and Total Liabilities as of September 30, 2013	$83	$11
Revenue for the 3 month period ending September 30, 2013	$9,200	$25,109
Earnings for the 3 month period ending September 30, 2013	$9,170	$25,098
Biglari Holdings’ Ownership Interest	52.14%	96.28%

The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Note 6. Consolidated Affiliated Partnerships

Collectively, the Lion Fund and Western Acquisitions were referred to as consolidated affiliated partnerships of the Company.  Certain of the consolidated affiliated partnerships held the Company’s common stock as investments. Within our consolidated financial statements, we classified this common stock as Treasury stock though the shares were legally outstanding. As of September 26, 2012, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock.  However, beginning July 1, 2013, only the Company’s proportional share of its common stock as held by the investment partnerships is recorded as Treasury stock.  As of September 25, 2013 our proportional share of the Company’s common stock held by the investment partnerships was 132,406 shares.

Net earnings of the Company included the realized and unrealized appreciation/depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation/depreciation of investments the consolidated affiliated partnerships held in the Company’s common stock, which was eliminated in the consolidation.

In fiscal year 2010, Biglari Holdings invested a total of $35,697 in the Lion Fund, both in the form of the acquisition of the general partner and as a direct limited partner investment.  The fair value of these investments in the Lion Fund totaled $48,306 at September 26, 2012. These investments in the Lion Fund did not appear explicitly in the Company’s Consolidated Balance Sheet as of September 26, 2012 because of the requirement to consolidate fully the Lion Fund (inclusive of third party interests) in the Company’s financial statement. Further, the Lion Fund’s portfolio holds significant interest in Biglari Holdings’ common stock, which was classified on the Company’s Consolidated Balance Sheet as a reduction to Shareholders’ equity as of September 26, 2012.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 6. Consolidated Affiliated Partnerships – (continued)

The following table summarizes the cost and fair value of the investments held by the consolidated affiliated partnerships, other than holdings of the Company’s common stock:

2012
Equity securities:
Cost	$10,288
Fair value	$13,151

The investments held by consolidated affiliated partnerships, other than holdings of the Company’s common stock, were as follows:

September 26, 2012

Fair value of equity securities	$13,151
Cash	12,115
Investments held by consolidated affiliated partnerships	$25,266

Cash held by consolidated affiliated partnerships was available for use only by the consolidated affiliated partnerships.

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The net unrealized and realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities, for the fiscal years ended September 25, 2013, September 26, 2012 and September 28, 2011 were as follows:

	2013	2012	2011
Gross unrealized gains	$3,746	$3,047	$1,317
Gross unrealized losses	(410)	—	(1,547)
Net realized gains/losses from sale	261	2,895	3,365
Total net unrealized and realized gains/losses	$3,597	$5,942	$3,135

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners was presented as Redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the accompanying Consolidated Balance Sheet.  The maximum redemption amount of the redeemable noncontrolling interests as of September 26, 2012 was $52,088. The affiliated partnerships were no longer consolidated as of September 25, 2013.

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships:

	2013	2012	2011
Carrying value at beginning of year	$52,088	$45,252	$62,245
Contributions from noncontrolling interests	1,076	1,545	1,780
Distributions to noncontrolling interests	(2,302)	(254)	(17,499)
Incentive fee	(21)	(36)	(2,510)
Income allocation	1,922	3,188	1,909
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value	4,810	2,393	(673)
Adjustment to reflect deconsolidation of affiliated partnerships	(57,573)	—	—
Carrying value at end of year	$—	$52,088	$45,252

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 6. Consolidated Affiliated Partnerships – (continued)

The consolidated affiliated partnerships held shares of the Company’s common stock.  Any unrealized gain or loss on the common stock of the Company was eliminated in our financial statements. The unrealized gain that was attributable to the noncontrolling interests increased the redemption value of outside capital.  The adjustment to increase the redemption value based on unrealized gains in the Company’s common stock held by the consolidated affiliated partnerships was $2,393 on September 26, 2012 and ($673) on September 28, 2011.

The Company, through its ownership of Biglari Capital and Western Investments Inc., was entitled to an incentive fee to the extent investment performance of the consolidated affiliated partnerships exceeded specified hurdle rates. Any such fee was included in net earnings attributable to the Company in the period the fee was earned.

Biglari Capital, the general partner of the Lion Fund, earned a $21 incentive reallocation fee at December 31, 2012.  At December 31, 2011, Biglari Capital earned a $36 incentive reallocation fee.  At December 31, 2010, Biglari Capital earned a $2,510 incentive reallocation fee.  As a result of the sale of Biglari Capital and liquidation of Western Acquisitions, L.P., the Company is no longer entitled to receive such incentive fees.

Net earnings attributable to the Company only included the Company’s share of gains and losses related to its investments in the consolidated affiliated partnerships; all other earnings or losses from the consolidated affiliated partnerships are allocated to the redeemable noncontrolling interests.

During the first quarter of fiscal year 2011, Mustang Capital Partners I, L.P. and Mustang Capital Partners II, L.P. were liquidated, and their funds were distributed to the partners. The distribution of $15,660, including $1,421 of noncash distributions, is noted in the Distributions to noncontrolling interests line in the above reconciliation.

Note 7. Assets Held for Sale

Assets held for sale are composed of the following:

	2013	2012
Land and buildings	$561	$2,050
Improvements	—	307
Total assets held for sale	$561	$2,357

As of September 25, 2013, the balance included two parcels of land. In fiscal year 2013, three restaurants and two parcels of land were sold. Two parcels of land were added to assets held for sale during 2013.

The balance on September 26, 2012 included the following assets: three restaurants and two parcels of land.  In fiscal year 2012, one restaurant and two parcels of land were sold. One parcel of land and one restaurant were added to assets held for sale during 2012. Five parcels of land, one office building, and one restaurant were reclassified to property and equipment during fiscal year 2012.

The Company expects to sell these properties within one year of their classification as assets held for sale.

Note 8. Other Current Assets

Other current assets primarily include prepaid rent and other prepaid contractual obligations.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 9. Property and Equipment

Property and equipment is composed of the following:

	2013	2012
Land	$162,488	$162,685
Buildings	152,891	150,601
Land and leasehold improvements	155,962	155,702
Equipment	209,913	204,340
Construction in progress	5,538	2,605
	686,792	675,933
Less accumulated depreciation and amortization	(340,645)	(319,295)
Property and equipment, net	$346,147	$356,638

Depreciation and amortization expense for property and equipment for fiscal years 2013, 2012, and 2011 was $23,422, $24,290, and $25,169, respectively.

Note 10. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows:

	2013	2012
Balance at beginning of year	$27,529	$27,529
Acquisition of business and lease rights	722	—
Balance at end of year	$28,251	$27,529

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

During the fourth quarter of the fiscal year, we perform our annual assessment of the recoverability of our goodwill related to four reporting units. During the second quarter of the fiscal year, we perform our annual assessment of our recoverability of goodwill related to two reporting units. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No potential impairment was identified for our reporting units during fiscal years 2013, 2012, or 2011.

During fiscal year 2013, the Company made the decision to close two of Western’s company-operated stores.  As a result, the Company will combine the two reporting units related to Western’s operations into one in order to test goodwill for impairment in the future.

The Company acquired a business and lease rights during fiscal year 2013 for $3,770.  The purchase price was allocated under Intangible assets with indefinite lives of $3,407, Goodwill of $722, and other assets and liabilities of ($359).  Proforma financial information is not presented as it is not material.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 10. Goodwill and Other Intangibles – (continued)

Other Intangibles
Other intangibles are composed of the following:

	2013			2012

	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,353)	$127	$1,480	$(1,235)	$245
Franchise agreement	5,310	(1,859)	3,451	5,310	(1,328)	3,982
Other	810	(574)	236	810	(533)	277
Total	7,600	(3,786)	3,814	7,600	(3,096)	4,504
Intangible assets with indefinite lives	3,907	—	3,907	1,744	—	1,744
Total intangible assets	$11,507	$(3,786)	$7,721	$9,344	$(3,096)	$6,248

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western and rights to favorable leases related with prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for fiscal years 2013, 2012, and 2011 was $690, $702, and $742, respectively. Total annual amortization expense for each of the next five years will approximate $595.

Intangible assets with indefinite lives consist of reacquired franchise rights in connection with previous acquisitions as well as lease rights acquired in the current year.  During fiscal year 2013, the Company recorded an impairment loss for an intangible asset of $1,244.  The loss represents the trade name of Western’s company-operated stores, which we decided no longer to use.

Note 11. Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, the non-current portion of capitalized loan acquisition costs, restricted cash of $3,600 related to workers’ compensation claims, and the non-current portion of prepaid rent.

Note 12. Accrued Expenses

Accrued expenses include the following:

	2013	2012
Salaries, wages, vacation, and severance	$22,379	$22,205
Taxes payable	12,986	13,067
Insurance accruals	8,629	7,971
Other	10,009	10,623
Total accrued expenses	$54,003	$53,866

Note 13. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, and deferred compensation.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 14. Income Taxes

The components of the provision for income taxes consist of the following:

	2013	2012	2011
Current:
Federal	$506	$7,275	$13,217
State	1,748	1,905	2,836
Deferred	72,035	(2,727)	(2,186)
Total income taxes	$74,289	$6,453	$13,867

Reconciliation of effective income tax:
Tax at U.S. statutory rates (35%)	$68,738	$10,919	$16,741
State income taxes, net of federal benefit	5,043	1,063	1,410
Tax attributed to investment partnerships	7,024	—	—
Federal income tax credits	(4,249)	(3,517)	(4,307)
Share-based payments	-	25	68
Tax attributed to noncontrolling interests	(666)	(1,103)	210
Dividends received deduction	(2,647)	(963)	(161)
Other	1,046	29	(94)
Total income taxes	$74,289	$6,453	13,867

Income taxes paid totaled $1,518 in fiscal year 2013, $16,802 in fiscal year 2012, and $12,436 in fiscal year 2011. Income tax refunds totaled $52 in fiscal year 2013, $641 in fiscal year 2012 and $2,856 in fiscal year 2011.

As of September 25, 2013, we had approximately $803 of unrecognized tax benefits, including approximately $100 of interest and penalties, which are included in Other long-term liabilities in the Consolidated Balance Sheet. During fiscal year 2013, we recognized approximately $46 in potential interest and penalties associated with uncertain tax positions. Our continuing practice is to recognize interest expense and penalties related to income tax matters in Income tax expense. Of the $803 of unrecognized tax benefits, $803 would impact the effective income tax rate if recognized.

The following table summarizes the Company’s unrecognized tax benefits, excluding interest and penalties:

September 29, 2010	$1,235
Gross increases – current period tax positions	178
Gross increases – prior period tax positions	238
Lapse of statute of limitations	(171)
September 28, 2011	1,480
Gross increases – current period tax positions	109
Lapse of statute of limitations	(843)
September 26, 2012	746
Gross increases – current period tax positions	25
Gross decreases – prior period tax positions	(6)
Lapse of statute of limitations	(62)
September 25, 2013	$703

We file income tax returns which are periodically audited by various foreign, federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2009. We believe we have certain state income tax exposures related to fiscal years 2009 through 2012. Due to the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $419 within 12 months.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 14. Income Taxes – (continued)

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our deferred tax assets and liabilities consist of the following:

	2013	2012
Deferred tax assets:
Insurance reserves	$2,938	$2,673
Share-based payments	13	13
Compensation accruals	1,952	1,968
Gift card accruals	942	596
Net operating loss credit carryforward	60	60
Other	2,027	2,516
Total deferred tax assets	7,932	7,826

Deferred tax liabilities:
Investments	91,405	27,274
Fixed asset basis difference	3,187	5,436
Goodwill and intangibles	3,376	3,158
Total deferred tax liabilities	97,968	35,868
Net deferred tax liability	(90,036)	(28,042)
Less current portion	(5,511)	(19,367)
Long-term liability	$(84,525)	$(8,675)

Receivables on the Consolidated Balance Sheet include income tax receivables of $1,662 and $2,455 as of September 25, 2013 and September 26, 2012, respectively.

In September 2013, the IRS issued final and proposed regulations under IRC Sections 162, 263(a), and 168.  These regulations provide guidance regarding the deduction and capitalization of expenditures related to tangible property and the disposition of tangible depreciable property.  The regulations are generally effective for tax years beginning on or after January 1, 2014 and taxpayers will be allowed to rely on, and early adopt, both the final regulations and the proposed disposition rules to facilitate implementation efforts.  The application of the new regulations did not have a material effect on the Company’s consolidated financial statements.

Note 15. Leased Assets and Lease Commitments

We lease certain physical facilities under non-cancelable lease agreements. These leases require the payment of real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated but are subleased to third parties or franchisees, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $9,567 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to finance obligations and capital leases as of September 25, 2013 is as follows: $72,941 buildings, $61,663 land, $29,506 land and leasehold improvements, $2,600 equipment and $66,108 accumulated depreciation.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 15. Leased Assets and Lease Commitments – (continued)

On September 25, 2013, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:

				Operating Leases

Year	Finance Obligations	Capital Leases	Total	Operating Property	Non-Operating Property
2014	$15,279	$681	$15,960	$14,649	$461
2015	14,576	673	15,249	13,812	412
2016	12,997	487	13,484	12,400	414
2017	10,367	300	10,667	11,072	581
2018	8,147	233	8,380	10,269	795
After 2018	14,168	—	14,168	52,814	7,114
Total minimum future rental payments	75,534	2,374	77,908	$115,016	$9,777
Less amount representing interest	43,546	249	43,795
Total principal obligations under leases	31,988	2,125	34,113
Less current portion	5,659	580	6,239
Non-current principal obligations under leases	26,329	1,545	27,874
Residual value at end of lease term	78,354	19	78,373
Obligations under leases	$104,683	$1,564	$106,247

Contingent rent totaling $1,356 in fiscal year 2013, $1,173 in fiscal year 2012, and $967 in fiscal year 2011 is recorded in Rent expense in the accompanying Consolidated Statement of Earnings.

Non-cancellable finance obligations were created when the Company, under prior management, entered into certain build-to-suit or sale leaseback arrangements. As a result of continuing involvement in the underlying leases (generally due to right of substitution or purchase option provisions of the leases), the Company accounts for the leases as financings.

Note 16. Borrowings

Steak n Shake Credit Facility
On September 25, 2012, Steak n Shake, as borrower, and its subsidiaries entered into a credit agreement (the “Credit Facility”) with the lenders party thereto as amended. The Credit Facility consists of a $130,000 senior secured term loan facility (the “Term Loan”) and a $50,000 senior secured revolving credit facility (the “Revolver”).

The Term Loan matures on September 25, 2017 and has a repayment schedule with quarterly amortization, beginning on December 31, 2012, initially equal to 1.875% of the initial principal amount of the Term Loan (as adjusted pursuant to the  Credit Facility), together with accrued and unpaid interest on the principal amount to be paid, with the balance due at maturity. The Revolver will be available until September 25, 2017. Interest on the Term Loan and Revolver is based on a Eurodollar rate plus an applicable margin ranging from 3.00% to 3.75% or a base rate plus an applicable margin ranging from 2.00% to 2.75%. The applicable margins are contingent on Steak n Shake’s total leverage ratio. The Revolver also carries a commitment fee ranging from 0.35% to 0.50%, based on Steak n Shake’s total leverage ratio, per annum on the unused portion of the credit line.  As of September 25, 2013, the interest rate on the Term Loan was 3.94%, and there were no borrowings under the Revolver.

The Credit Facility includes affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.  Steak n Shake was in compliance with all covenants under the New Credit Facility as of September 25, 2013.

On September 18, 2013, Steak n Shake entered into a first amendment to the Credit Facility, which provided Steak n Shake the ability to make certain investments, including into The Lion Fund II, extended the maximum total leverage ratio up to 3.75 to 1.00 for the period ending September 30, 2013, as well as made certain other amendments to the Credit Facility.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 16. Borrowings – (continued)

Both the Term Loan and the Revolver are secured by first priority security interests in substantially all the assets of Steak n Shake.  Biglari Holdings is not a guarantor under the Credit Facility.  $114,176 of the proceeds of the Term Loan was used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses. The remaining Term Loan proceeds of approximately $15,824 were used by Steak n Shake for working capital and general corporate purposes.  Steak n Shake incurred no material early termination penalties in connection with the termination of the former credit facility.

We recorded a $1,955 loss on the extinguishment of debt for the fiscal year ended September 26, 2012 related to the write-off of deferred loan costs associated with the former credit facility.  We capitalized $1,961 in debt issuance costs related to the Credit Facility in 2012 and we capitalized $3,174 in debt issuance costs for the year ended September 28, 2011 related to the former credit facility.

We had $6,588 and $4,781 in standby letters of credit outstanding as of September 25, 2013 and September 26, 2012, respectively.

Security Agreement
In connection with the Credit Facility, Steak n Shake entered into a security agreement (the “Security Agreement”) with Fifth Third Bank. Pursuant to the Security Agreement, Steak n Shake granted to Fifth Third a lien on all of the Pledged Collateral (as defined in the Security Agreement). The Pledged Collateral does not include the real estate of Steak n Shake, but such real estate is subject to a springing lien if Steak n Shake does not maintain certain leverage ratios.

Interest Rate Swap
On October 11, 2012, Steak n Shake entered into a new interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $214 on September 25, 2013 and is included in Accrued expenses on the Consolidated Balance Sheet.

During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $10,000 on September 25, 2013. The fair value of the interest rate swap was a liability of $187 and $351 on September 25, 2013 and September 26, 2012, respectively, and is included in Accrued expenses on the Consolidated Balance Sheet.

Western Real Estate Loan Agreement and Note Payable
Western Real Estate, L.P. (“Western RE”), a wholly-owned subsidiary of Western, had a promissory note of $2,293 as of September 26, 2012. The balance of the note was paid in full on November 28, 2012.

The carrying amounts for debt reported in the Consolidated Balance Sheet do not differ materially from their fair market values at September 25, 2013.  The fair value was determined to be a Level 3 fair value measurement.

Expected principal payments for all outstanding borrowings, excluding the Revolver, for which we had no outstanding borrowings as of September 25, 2013, are as follows:

2014	9,750
2015	13,000
2016	13,000
2017	84,500
Total	$120,250

Interest
No interest was capitalized in connection with financing additions to property and equipment during fiscal years 2013, 2012, and 2011. Interest paid on debt amounted to $4,950 in 2013, $7,359 in 2012, and $2,947 in 2011. Interest paid on obligations under leases was $9,829, $10,073, and $10,565 in 2013, 2012, and 2011, respectively.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 16. Borrowings – (continued)

Debentures
In connection with the acquisition of Western in fiscal year 2010, the Company issued 14% redeemable subordinated debentures due 2015 (the “Debentures”) in the aggregate principal amount of $22,959. On March 30, 2011, the Company redeemed all of its outstanding Debentures. The Debentures were redeemed for cash at an aggregate redemption price of approximately $23,420, representing 100% of the principal amount outstanding, plus accrued and unpaid interest up to, but not including, March 30, 2011. The Debentures were issued and the redemption was effected pursuant to the provisions of the Indenture, dated March 30, 2010 (the “Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee. Upon the redemption of the Debentures, the Company’s obligations under the Debentures and the Indenture were satisfied and discharged in accordance with their terms. Included in the Debentures aggregate redemption price of $23,420 was approximately $7,804 of principal and interest paid to the Lion Fund. The payment to the Lion Fund did not appear explicitly in the Company’s Consolidated Statement of Cash Flows because of the requirement to consolidate fully the Lion Fund in the Company’s financial statements.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 17. Related Party Transactions – (continued)

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 17. Related Party Transactions – (continued)
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

License Agreement
On January 11, 2013, the Company entered into a Trademark License Agreement (the “License Agreement”) with Mr. Biglari.  The License Agreement was unanimously approved by the Committee.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 17. Related Party Transactions – (continued)

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

Note 18. Common Stock Plans

We maintain stock-based compensation plans which allow for the issuance of incentive stock options, non-qualified stock options, and restricted stock to officers, other key employees, and to members of the Board of Directors. We generally use treasury shares to satisfy the issuance of shares under these stock-based compensation plans.  No shares were granted under the plans in fiscal year 2013, 2012 or 2011.

Restricted Stock Plans
On March 7, 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”). The 2008 Plan provides for grants of stock-based awards for up to 45,000 shares of common stock with a maximum of 35,000 shares which may be issued as restricted stock. These restricted stock awards are restricted for a period and are forfeited to us if the grantee is not employed (except for reasons of retirement, permanent disability or death) at the end of the vesting period. Awards of restricted stock are valued at 100% of market value at the date of grant. The total value of the stock grant is amortized to compensation expense ratably over the vesting period. There are no shares of restricted stock granted under the 2008 Plan for which restrictions have not lapsed at September 25, 2013. At September 25, 2013, no shares were reserved for future grants.  To date, 11,660 shares have vested under the 2008 Plan.

The total fair value of shares vested during the year ended September 28, 2011 was $657. No shares vested in 2013 or 2012.  The amount charged to expense under the 2008 Plan was $51 ($32, net of tax) in 2011. No expense was recorded under the 2008 Plan in 2013 or 2012.  There was no unrecognized compensation cost at September 25, 2013.

There was no restricted stock activity under the 2008 Plan in 2013.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 18. Common Stock Plans – (continued)

Employee Stock Option Plans
The 2008 Plan also provides for awards in the form of options to purchase shares of common stock. No options were granted in 2013, 2012, or 2011 under the 2008 Plan. Options granted under the 2008 Plan are exercisable in equal installments on each anniversary of the date of grant until fully exercisable. The options expire ten years from the date of the grant and are issued with an exercise price equal to the fair market value of a share of common stock on the date of grant. Options may be granted under the 2008 Plan to officers and key employees selected by the Governance, Compensation and Nominating Committee of the Board of Directors (the “Compensation Committee”). As of September 25, 2013, 10,235 options have been granted under the 2008 Plan and no shares are available for future issuance.

The following table summarizes the options activity under all of our stock option plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 26, 2012	10,036	$275.89
Exercised	(535)	171.08
Canceled or forfeited	(120)	293.21
Outstanding at September 25, 2013	9,381	281.64	3.39 years	$1,252
Vested or expected to vest at September 25, 2013	9,381	281.64	3.39 years	$1,252
Exercisable at September 25, 2013	9,281	$282.52	3.42 years	$1,248

During fiscal years 2013, 2012, and 2011, $0, $75 ($74, net of tax), and $218 ($210, net of tax), respectively, was charged to expense related to the stock option plans. The total intrinsic value of options exercised during the years ended September 25, 2013, September 26, 2012, and September 28, 2011 was $133, $235, and $693, respectively. There was no unrecognized stock option compensation cost at September 25, 2013.

Note 19. Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

On June 3, 2013 and July 2, 2013, two shareholders of the Company filed derivative actions putatively on behalf of the Company against the members of our board of directors in the United States District Courts for the Southern District of Indiana and the Western District of Texas. The shareholders allege claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste, and unjust enrichment relating to certain Company transactions, including the Company’s acquisition of Biglari Capital, Mr. Biglari’s incentive agreement, the trademark license agreement between the Company and Mr. Biglari, and the Company’s rights offering. The shareholders seek to recover unspecified damages, various forms of injunctive relief, and an award of their attorneys’ fees. The Company believes these claims are without merit and intends to defend these cases vigorously.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 20. Fair Value of Financial Assets and Liabilities

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

Interest rate swaps: Interest rate swaps are marked to market each reporting period with fair value based on readily available market quotes, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at September 25, 2013 and September 26, 2012 represent the fair market value for Steak n Shake’s two interest rate swaps.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 20. Fair Value of Financial Assets and Liabilities – (continued)

As of September 25, 2013 and September 26, 2012, the fair values of financial assets and liabilities were as follows:

	September 25, 2013				September 26, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$—	—	—	$—	$14,286	$—	$—	$14,286
Equity securities:
Restaurant/Retail	79,357	—	—	79,357	266,940	—	—	266,940
Insurance	6,122	—	—	6,122	1,574			1,574
Other	—	—	—	—	1,344	—	—	1,344
Equity securities held by consolidated affiliated partnerships:
Restaurant/Retail	—	—	—	—	11,156	—	—	11,156
Other	—	—	—	—	1,805	—	—	1,805
Non-qualified deferred compensation plan investments	1,169	—	—	1,169	888	—	—	888
Investment held by consolidated affiliated partnership	—	—	—	—	—	—	190	190
Total assets at fair value	$86,648	$—	$—	$86,648	$297,993	$—	$190	$298,183

Liabilities
Interest rate swaps	—	401	—	401	—	351	—	351
Total liabilities at fair value	$—	$401	$—	$401	$—	$351	$—	$351

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

During fiscal years 2013, 2012 and 2011, the Company recorded impairments on long-lived assets of $1,666, $901, and $1,032, respectively. The fair value of the long-lived assets was determined based on Level 2 inputs using quoted prices for similar properties and quoted prices for the properties from brokers. The fair value of the assets impaired was not material for the years ended 2013, 2012, and 2011.

During fiscal year 2013, the Company recorded impairment on intangible assets of $1,244.  The fair value was determined based on a discounted cash flow analysis which is a level 3 measurement.  The fair value of the trade name was not material at impairment.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 21. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon operations even though those business units are operated under separate management.

For fiscal year 2013 reportable segments were: (1) Restaurant Operations and (2) Investment Management. Our Restaurant Operations segment includes Steak n Shake and Western. On July 1, 2013 the Company sold Biglari Capital and no longer has an Investment Management segment as of September 25, 2013.  We present information related to the holding company, Biglari Holdings, as Corporate and other.

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

Net revenue and earnings before income taxes and noncontrolling interests for the years ended September 25, 2013, September 26, 2012, and September 28, 2011 were as follows:

	Net Revenue
	2013	2012	2011
Operating Business:
Restaurant Operations:
Steak n Shake	$737,090	$718,010	$689,325
Western	14,829	15,895	16,078
Total Restaurant Operations	751,919	733,905	705,403

Investment Management:
Management fees	—	—	224
Consolidated affiliated partnerships	3,903	6,302	3,573
Total Investment Management Operations	3,903	6,302	3,797
	$755,822	$740,207	$709,200

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 21. Business Segment Reporting – (continued)

	Earnings before income taxes and noncontrolling interests			Net earnings attributable to Biglari Holdings Inc.
	2013	2012	2011	2013	2012	2011
Operating Business:
Restaurant Operations:
Steak n Shake	$28,376	$45,622	$41,247	$21,023	$31,756	$29,367
Western	511	2,157	2,455	338	1,354	1,610
Total Restaurant Operations	28,887	47,779	43,702	21,361	33,110	30,977

Investment Management:
Biglari Capital Corp. (incentive fee)	21	36	2,510	13	22	1,535
Management fees	—	—	224	—	—	139
Consolidated affiliated partnerships	3,380	5,319	3,370	662	1,321	1,815
Total Investment Management Operations	3,401	5,355	6,104	675	1,343	3,489

Corporate and Other:
Corporate and other	(12,070)	(15,990)	(4,624)	(5,931)	(9,196)	(3,099)
Gains from investment partnerships	20,068	—	—	13,296	—	—
Gain on contributions to investment partnerships	182,746	—	—	114,931	—	—
Investment and derivative gains	1	4,200	7,970	1	2,604	4,941
Total Corporate and Other	190,745	(11,790)	3,346	122,297	(6,592)	1,842

Reconciliation of segments to consolidated amount:
Eliminations including Gains from investment partnerships	(20,089)	(36)	(2,510)	—	—	—
Interest expense and loss on debt extinguishment, excluding interest allocated to operating businesses	(6,551)	(10,110)	(2,811)	(4,062)	(6,268)	(1,743)
	$196,393	$31,198	$47,831	$140,271	$21,593	$34,565

A disaggregation of our consolidated capital expenditure, depreciation, and amortization captions for fiscal years ended September 25, 2013, September 26, 2012, and September 28, 2011 is presented in the table that follows:

	Capital Expenditures			Depreciation and Amortization
	2013	2012	2011	2013	2012	2011
Reportable segments:
Restaurant Operations:
Steak n Shake	$6,337	$7,513	$11,092	$24,230	$25,432	$27,279
Western	64	58	18	693	729	785
Investment Management	—	—	—	—	—	27
Corporate and other	7,766	1,104	1,908	327	263	270
Consolidated Results	$14,167	$8,675	$13,018	$25,250	$26,424	$28,361

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s, except share and per share data)

Note 21. Business Segment Reporting – (continued)

A disaggregation of our consolidated asset captions as of September 25, 2013 and September 26, 2012 is presented in the table that follows:

	Goodwill		Identifiable Assets
	2013	2012	2013	2012
Reportable segments:
Restaurant Operations
Steak n Shake	$15,225	$14,503	$504,589	$433,382
Western	13,026	13,026	5,298	7,526
Investment Management	—	—	277	26,348
Corporate and other	—	—	450,128	279,002
Consolidated results	$28,251	$27,529	$960,292	$746,258
Reconciliation of segments to consolidated amount:
Goodwill			28,251	27,529
Total assets			$988,543	$773,787

Note 22. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter (3)	4th Quarter (3)

For the year ended September 25, 2013 (52 weeks) (1)	$166,511	$225,210	$184,602	$179,499
Total net revenues	38,425	48,523	41,927	41,240
Gross profit (2)	159,181	220,606	178,137	177,164
Costs and expenses	5,930	1,420	169,834	19,209
Earnings before income taxes	4,562	2,180	106,704	26,825
Net earnings attributable to Biglari Holdings Inc. (5)	$3.17	$1.52	$74.57	$18.85
Basic earnings per common share (4)	$3.17	$1.51	$74.40	$18.82
Diluted earnings per common share (4)

For the year ended September 26, 2012 (52 weeks) (1)
Total net revenues	$166,390	$223,684	$175,773	$174,360
Gross profit (2)	42,129	52,279	40,990	41,217
Costs and expenses	151,678	211,536	167,884	165,928
Earnings before income taxes	14,753	7,667	4,986	3,792
Net earnings attributable to Biglari Holdings Inc.	8,795	4,528	4,853	3,417
Basic earnings per common share	$6.13	$3.15	$3.38	$2.38
Diluted earnings per common share	$6.11	$3.15	$3.37	$2.38

(1)	Our fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively.
(2)	We define Gross profit as Net sales less Cost of sales and Restaurant operating costs, which excludes Depreciation and amortization.
(3)	We recorded pre-tax Gain on contribution to investment partnerships of $162,869 in the 3rd quarter and $19,877 in the 4th quarter.
(4)
Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. In fiscal year 2013 the Company completed a rights offering in which 286,767 new shares of common stock were issued.  The theoretical earnings per share have been retroactively restated for all years to give effect to the rights offering.

(5)	Net earnings attributable to Biglari Holdings Inc. for the fourth quarter 2013 includes $20,068 ($13,296 net of tax) of Gains from investment partnerships.

Note 23. Supplemental Disclosures of Cash Flow Information

During fiscal year 2013, we had four new capital lease obligations of $2,311 and had $1,043 of capital expenditures in Accounts payable at year-end. During fiscal year 2012, we had no new capital lease obligations or lease retirements, and had $589 of capital expenditures in Accounts payable at year-end. During fiscal year 2011, we had no new lease obligations or lease retirements, and had $741 of capital expenditures in Accounts payable at year-end.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of September 25, 2013.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 25, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item will be contained in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed on or before January 23, 2014, and such information is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this Item will be contained in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed on or before January 23, 2014, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed on or before January 23, 2014, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed on or before January 23, 2014, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item will be contained in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed on or before January 23, 2014, and such information is incorporated herein by reference.

Part IV

Item 15	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Reports of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this report:

PAGE
Reports of Independent Registered Public Accounting Firm	27-28
Management’s Report on Internal Control over Financial Reporting	29
Consolidated Balance Sheets at September 25, 2013 and September 26, 2012	32
For the years ended September 25, 2013, September 26, 2012, and September 28, 2011:
Consolidated Statements of Earnings	30
Consolidated Statements of Comprehensive Income	31
Consolidated Statements of Cash Flows	33
Consolidated Statements of Changes in Shareholders’ Equity	34
Notes to Consolidated Financial Statements	35

2. Financial Statement Schedule

Schedule I—Parent Company
Condensed Balance Sheets at September 25, 2013 and September 26, 2012	66
For the years ended September 25, 2013, September 26, 2012, and September 28, 2011:
Condensed Statements of Earnings	67
Condensed Statements of Comprehensive Income	68
Condensed Statements of Cash Flows	69
Notes to Condensed Parent Company Financial Statements	70

Other schedules have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page 73.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 7, 2013.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 7, 2013.

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
James P. Mastrian

Condensed Balance Sheets

Biglari Holdings Inc. (Parent Company)
(Amounts in $000s)
Schedule I

	September 25, 2013	September 26, 2012
Assets
Cash and cash equivalents	$72,279	$25,931
Investments	6,122	248,494
Other	4,696	7,000
Investment partnerships	346,514	—
Investments in and advances to/from subsidiaries	218,186	105,197
Total assets	$647,797	$386,622

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$11,947	$11,162
Deferred income taxes	13	25,873
Total current liabilities	11,960	37,035
Deferred income taxes	71,248	462
Total liabilities	83,208	37,497

Shareholders’ equity	564,589	349,125
Total liabilities and shareholders’ equity	$647,797	$386,622

See accompanying Notes to Condensed Parent Company Financial Statements.

Condensed Statements of Earnings

Biglari Holdings Inc. (Parent Company)
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(Amounts in $000s)
Schedule I (continued)

	2013 (52 Weeks)	2012 (52 Weeks)	2011 (52 Weeks)
Income
Distributed earnings from subsidiaries	$—	$—	$28,094
Undistributed earnings from subsidiaries	29,777	28,306	5,500
Total	29,777	28,306	33,594

Costs, expenses and other
General and administrative	19,685	18,374	4,768
Interest	—	14	1,589
Other income, net	(5,220)	(3,412)	(329)
Gain on sale of Biglari Capital Corp.	(1,597)	—	—
Gain on contributions to investment partnerships	(162,869)	—	—
Other than temporary impairment	570	—	—
Investment income	(1)	(4,152)	(7,970)
Total	(149,432)	10,824	(1,942)

Income taxes	59,006	(4,111)	971

Gains from investment partnerships	20,068	—	—

Net earnings	$140,271	$21,593	$34,565

See accompanying Notes to Condensed Parent Company Financial Statements.

Condensed Statements of Comprehensive Income

Biglari Holdings Inc. (Parent Company)
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(Amounts in $000s)
Schedule I (continued)

	2013 (52 Weeks)	2012 (52 Weeks)	2011 (52 Weeks)

Net earnings attributable to Biglari Holdings Inc.	$140,271	$21,593	$34,565
Other comprehensive (loss) income:
Reclassification of investment appreciation in net earnings	(1)	(1,455)	2,213
Applicable income taxes	—	553	(861)
Reclassification of investment appreciation in net earnings on contribution to investment partnerships	(182,746)	—	—
Applicable income taxes	67,815	—	—
Reclassification of other than temporary impairment losses on investments	461	—	—
Applicable income taxes	(175)	—	—
Net change in unrealized gains (losses) on investments	146,079	81,075	(9,144)
Applicable income taxes	(53,881)	(30,808)	3,476
Foreign currency translation gains	8	—	—
Other comprehensive (loss) income, net	(22,440)	49,365	(4,316)
Total comprehensive income	$117,831	$70,958	$30,249

See accompanying Notes to Consolidated Financial Statements.

Condensed Statements of Cash Flows

Biglari Holdings Inc. (Parent Company)
(Years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(Amounts in $000s)
Schedule I (continued)

	2013 (52 Weeks)	2012 (52 Weeks)	2011 (52 Weeks)
Operating activities
Net earnings	$140,271	$21,593	$34,565
Adjustments to reconcile net earnings to net cash:
Excess distributed earnings of subsidiaries	—	—	128,749
Undistributed earnings of subsidiaries	(29,777)	(28,306)	(5,500)
Provision for deferred income taxes	56,396	(3,570)	—
Gain on sale of Biglari Capital Corp.	(1,597)	—	—
Gain on contributions to investment partnerships	(162,869)	—	—
Realized investment gains/losses	(1)	(4,152)	(7,360)
Other than temporary impairments on investments	570	—	—
Derivative and short sale gains/losses	—	—	(610)
Gains from investment partnerships	(20,068)	—	—
Changes in accounts payable and accrued expenses	785	7,346	239
Other	3,410	(3,483)	(198)
Net cash provided by (used in) operating activities	(12,880)	(10,572)	149,885
Investing activities
Investments in and advances to/from subsidiaries, net	30,000	7,239	2,611
Additions of property and equipment	(1,106)	(624)	(661)
Proceeds from sale of Biglari Capital Corp., net of cash on hand	1,699	—	—
Purchases of investments	(46,977)	(101,004)	(171,893)
Sales of investments	1	49,536	90,058
Changes in due to/from broker	—	(7,051)	3,148
Net cash used in investing activities	(16,383)	(51,904)	(76,737)
Financing activities
Principal payments on long-term debt	—	—	(22,765)
Proceeds from stock rights offering	75,595	—	—
Proceeds from exercise of stock options and employees stock purchase plan	13	29	29
Excess tax benefits from stock-based awards	3	382	3
Repurchase of employee shares for tax withholding	—	(8)	(541)
Net cash provided by (used in) financing activities	75,611	403	(23,274)
Increase (decrease) in cash and cash equivalents	46,348	(62,073)	49,874
Cash and cash equivalents at beginning of year	25,931	88,004	38,130
Cash and cash equivalents at end of year	$72,279	$25,931	$88,004

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s)

Note 1. Basis of Presentation

Biglari Holdings Inc.’s (the “Company”) condensed financial information has been derived from the consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K.

During the third quarter of fiscal year 2013 the Company sold all of the outstanding shares of Biglari Capital Corp. (“Biglari Capital”) to Mr. Biglari for $1,700.  Biglari Capital is the general partner of the Lion Fund and the newly-formed The Lion Fund II, L.P. (the “Lion Fund II”).  Lion Fund and Lion Fund II (collectively “investment partnerships”) are limited partnerships that operate as private investment funds.  Prior to the sale of Biglari Capital, the Company consolidated the Lion Fund. As a result of the sale of Biglari Capital the Company has ceased to have a controlling interest in the Lion Fund, which is, accordingly, no longer consolidated in the Company’s financial statements.

During fiscal year 2013, the Company contributed cash and securities owned by it of $326,451 in exchange for limited partner interest in the investment partnerships.  Prior to the sale of Biglari Capital, the securities contributed to the investment partnerships were accounted for as available-for-sale-securities with unrealized gains and losses recorded as a component of Shareholders’ equity in the Condensed Balance Sheet.  Our interests in the investment partnerships are accounted for as equity method investments due to our retained limited partner interest.  Prospectively from the sale of Biglari Capital, the Company records earnings from investment partnerships in the Condensed Statement of Earnings based on our proportional ownership interest in the investment partnerships’ total earnings.

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

Our interests in the investment partnerships are accounted as equity method investments because of our retained limited partner interest.  The Company records earnings from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the Condensed Statements of Earnings based on our proportional ownership interest in partnerships’ total earnings.

In fiscal year 2013, Biglari Holdings completed an offering of transferable subscription rights, distributing one transferable subscription right (“Rights”) for each share of its common stock to shareholders of record on August 27, 2013.  Every five Rights entitled a shareholder to subscribe for one share of common stock at a price of $265.00.  Shareholders on the record date who fully exercised the Rights distributed to them were also entitled to subscribe for and purchase additional shares of common stock not purchased by other Rights holders through their basic subscription privileges.  The offering was oversubscribed and 286,767 new shares of common stock were issued.  The Company received net proceeds of $75,595 from the offering.

Note 2. Subsidiary Transactions

Dividends
No cash dividends were received during fiscal year 2013 or 2012. During fiscal year 2011, the Company received cash dividends from subsidiaries of $156,843, which included distributions of current year earnings of $28,094 and historical earnings of $128,749.

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

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s)

Note 3. Investments
Investments consisted of the following:

	2013	2012
Cost	$5,989	$180,240
Gross unrealized gains	133	68,715
Gross unrealized losses	—	(461)
Fair value	$6,122	$248,494

During fiscal year 2013, the Company contributed $326,451 of cash and securities to the investment partnerships in exchange for limited partner interests.  We apply equity method accounting to these investments.  As of September 25, 2013, the Company retained a balance of $6,122 of investments deemed as available-for-sale securities.

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

The Company recognized a pre-tax gain of $162,869 ($102,607 net of tax) on the contribution of securities to investment partnerships for fiscal year 2013.  The gain had a material effect on the Company’s fiscal 2013 earnings.  However, this gain had no impact on total Shareholders’ equity because the investments were carried at fair value prior to the contribution, with the unrealized gains included as a component of Accumulated other comprehensive income.

Realized investment gains/losses for the fiscal years ended September 25, 2013, September 26, 2012 and September 28, 2011 were as follows:

	2013	2012	2011
Gross realized gains on sales	$1	$4,536	$7,775
Gross realized losses on sales	—	(384)	(415)
Total realized gains/losses	$1	4,152	7,360

During fiscal year 2013, the Company had unrealized losses on available-for-sale equity securities in a continuous unrealized loss position for more than twelve consecutive months.  Therefore, we recorded an impairment of $570 in fiscal year 2013.

From time to time, the Company enters into certain derivative transactions as part of its investment strategy. In accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, these derivatives are marked to market for each reporting period and this fair value adjustment is recorded as a gain or loss in the Condensed Statement of Earnings.

The Company may enter into short sales on certain equity securities, that is, a transaction in which the Company sells securities it does not own. The Company’s use of short sales involves the risk that the price of the security in the open market may be higher when it is purchased in order to close out the Company’s short position, resulting in a loss to the Company. Such a loss is theoretically limitless because there are no restrictions on the potential increase in the price of a security, or any guarantee as to the price at which the Company would be able to purchase the security in the open market. Securities sold in short sale transactions and the interest and dividends payable on such securities, if any, are reflected as a liability in Accrued expenses in the Condensed Balance Sheet. As of September 25, 2013 and September 26, 2012 we had no outstanding short sales.

For the year ended September 28, 2011, the Company recorded investment gains of $610 related to the change in fair value of derivatives and securities sold short.

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(years ended September 25, 2013, September 26, 2012, and September 28, 2011)
(amounts in $000s)

Note 4.  Equity in Investment Partnerships

Beginning July 1, 2013, as a result of the sale of Biglari Capital and of our limited partner interests in the investment partnerships, the Company reports on the limited partnership interests under the equity method of accounting.  Our proportional share of equity in the investment partnerships, excluding Company common stock held by said partnerships, is recorded as Equity in investment partnerships.  The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as Treasury stock.  The Company will record gains/losses from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the Condensed Statements of Earnings based on our carrying value of these partnerships.  The fair value is calculated net of the general partner’s accrued incentive fees.  Gains and losses on Company common stock included in the earnings of these partnerships are eliminated because they are recorded as Treasury stock.

The fair value and carrying value of our partnership interest is presented below:

Fair value of partnership interest at July 1, 2013	$54,608
Contributions to investment partnerships	326,451
Gains from investment partnerships from July 1 through September 25, 2013	23,053
Fair value of partnership interest at September 25, 2013	404,112
Gains from appreciation of Biglari Holdings stock held by investment partnerships	(2,985)
Proportionate share of Company stock held by investment partnerships	(54,613)
Carrying value of partnership interests at September 25, 2013	$346,514

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of Company stock held.  Fair value is estimated based on our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

The investment partnerships have a December 31 fiscal year end, with their most current quarter ending September 30, 2013.  For purposes of recording our allocation of Gains from the investment partnerships, we use the investment partnerships’ similar period results.  For the period ended September 25, 2013, the investment partnership for the period ended September 30, 2013 was used. Accordingly, we recorded $20,068 of Gains from investment partnerships during fiscal year 2013. As the general partner of the investment partnerships, Biglari Capital will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6% on December 31 of each year. Our policy is to accrue an estimated incentive fee throughout the fiscal year. Our investment in these partnerships is committed according to a rolling 5-year basis.

The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

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

10.16*
Amended and Restated Incentive Bonus Agreement, dated September 28, 2010, by and between the Company and Sardar Biglari. (Incorporated by reference to Annex A to the Company’s definitive Proxy Statement dated September 28, 2011).

10.17
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

10.18
Security Agreement, dated as of September 25, 2012, by Steak n Shake Operations, Steak n Shake Enterprises, Inc. and Steak n Shake, LLC, as pledgers, assignors and debtors, in favor of Fifth Third Bank, in its capacity as collateral agent, pledgee, assignee and secured party.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 28, 2012).

10.19
Trademark License Agreement, dated as of January 11, 2013, by and between Biglari Holdings Inc. and Sardar Biglari.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2013).

10.20
Trademark Sublicense Agreement, entered as of May 14, 2013, by and among the Company, Steak n Shake, LLC and Steak n Shake Enterprises, Inc.  (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 10, 2013).

10.21
Stock Purchase Agreement, dated July 1, 2013, by and between Biglari Holdings Inc. and Sardar Biglari.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2013).

10.22
Shared Services Agreement, dated July 1, 2013, by and between Biglari Holdings Inc. and Biglari Capital Corp.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 2, 2013).

10.23*
First Amendment, dated as of July 1, 2013, to the Amended and Restated Incentive Bonus Agreement, dated as of September 28, 2010, by and between Biglari Holdings Inc. and Sardar Biglari.  (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 2, 2013).

10.24
First Amendment to Credit Agreement, dated as of September 18, 2013, by and among Steak n Shake Operations, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Fifth Third Bank, as administrative agent, collateral agent and L/C issuer.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2013).

14.01	Code of Conduct, dated May 17, 2010.
21.01	Subsidiaries of the Company.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.01	Section 1350 Certifications.
101**	Interactive Data Files.

*	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.
**
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.