Form 10-K/A
period 2013-09-25
BIGLARI HOLDINGS INC.
filed 2014-01-23
CIK 93859

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No 
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
As of January 20, 2014, 1,720,889 shares of the registrant’s Common Stock, $0.50 stated value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings,” “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended September 25, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2013 (the “Original Filing”).  Since we will not file our definitive proxy statement within 120 days of our fiscal year ended September 25, 2013, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position with Company
Sardar Biglari(1)	36	Chief Executive Officer - Biglari Holdings Steak n Shake Operations, Inc. (“Steak n Shake”) Western Sizzlin Corporation (“Western”) Chairman - Biglari Holdings Steak n Shake Western

Bruce Lewis	49	Controller – Biglari Holdings

(1)	Member of the Board of Directors of the Company

Mr. Biglari has served as Chairman of the Board, Chief Executive Officer and a director of Biglari Holdings since 2010.  Mr. Biglari was elected Chairman of the Board of the predecessor to Biglari Holdings, The Steak n Shake Company (the “Predecessor”), in June 2008 and appointed Chief Executive Officer in August 2008 following his election to the Board of Directors in March 2008.  In addition, Mr. Biglari has served as Chairman, since March 2006, Chief Executive Officer and President, since May 2007, and a director, since December 2005, of Western, a diversified holding company, which was acquired by the Predecessor in March 2010.  Mr. Biglari has also served as a director of CCA Industries, Inc. (“CCA Industries”), a manufacturer and marketer of health and beauty aids, since August 2011.  Mr. Biglari has also served as Chairman and Chief Executive Officer of Biglari Capital Corp. (“Biglari Capital”) since its inception in 2000.   Biglari Capital is the general partner of The Lion Fund, L.P. (“The Lion Fund”) and The Lion Fund II, L.P. (“The Lion Fund II”), private investment funds.

Mr. Lewis joined the Company and was named Controller in January 2012.  From 2007 to 2011, Mr. Lewis was Senior Vice President and Controller of Blockbuster Inc.

Duane Geiger, 51, served as Interim Chief Financial Officer of Biglari Holdings from April 2010 to September 2013 and of the Predecessor from July 2008 to April 2010.  Mr. Geiger has also served as Vice President since 2004, Controller from 2004 until January 2012 and in various other positions with the Company and the Predecessor since 1993.

Our executive officers are appointed annually by the Board of Directors, or at such interim times as circumstances may require.

Directors

Our Board of Directors currently consists of six members, each of whom is elected to serve one year, or until his or her successor is duly elected and qualified, or until he or she resigns, is removed or becomes disqualified.

Name	Age	Position and Business Experience

Sardar Biglari	36
Chairman of the Board, Chief Executive Officer and a director of Biglari Holdings since 2010.  Mr. Biglari was elected Chairman of the Board of the Predecessor in June 2008 and appointed Chief Executive Officer in August 2008 following his election to the Board of Directors in March 2008.  He has also served as Chairman, since March 2006, Chief Executive Officer and President, since May 2007, and a director, since December 2005, of Western, a diversified holding company, which was acquired by the Predecessor in March 2010. Chairman and Chief Executive Officer of Biglari Capital, general partner of The Lion Fund and The Lion Fund II, since its inception in 2000.   Director of CCA Industries, a manufacturer and marketer of health and beauty aids, since August 2011.  Mr. Biglari has extensive managerial and investing experience in a broad range of businesses through his services as Chairman and Chief Executive Officer of the Company and its major operating subsidiaries.  He also has experience serving on the boards of directors of public companies.

Philip L. Cooley	70
Vice Chairman of the Board and a director of Biglari Holdings since 2010.  Dr. Cooley was appointed Vice Chairman of the Predecessor in April 2009 following his election to the Board of Directors in March 2008. Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, from 1985 until his retirement in May 2012.  Served as an advisory director of Biglari Capital since 2000 and as Vice Chairman and a director of Western from March 2006 and December 2005, respectively, until its acquisition by the Predecessor in March 2010.  Director of CCA Industries since August 2011.  Dr. Cooley has extensive business and investment knowledge and experience.  He also has experience serving on the boards of directors of public companies.

Kenneth R. Cooper	69
Director of Biglari Holdings since October 2010.  Attorney in the private practice of law in San Antonio, Texas specializing in real estate transactions.  Served as a director of Western from February 2007 until its acquisition by the Predecessor in March 2010.  Mr. Cooper has extensive real estate experience and knowledge of Western’s business.

William L. Johnson	71
Director of Biglari Holdings since February 2012. President and Chief Executive Officer of The Berean Group, LLC, a business consulting firm, since June 2002.  Vice Chairman of the Board of Fremont Michigan InsuraCorp, Inc., a property and casualty insurance provider, from 2003 until 2011.  Mr. Johnson has leadership, business management and public company experience.

James P. Mastrian	71
Director of Biglari Holdings since August 2012.  Mr. Mastrian retired from Rite Aid Corporation in August 2008.  He was the special advisor to the Chairman and Chief Executive Officer.  Chief Operating Officer of Rite Aid Corporation from October 2005 to August 2007.  Director of CCA Industries from 2009 to August 2012.  Mr. Mastrian served in a leadership role in the retail sector, has extensive marketing experience and over 40 years of experience in corporate management.

Ruth J. Person	68
Director of Biglari Holdings since 2010 and of the Predecessor from 2002 to 2010.  Chancellor and Professor of Management, University of Michigan-Flint.  Member, Board of Managers, Hurley Medical Center, Flint, Michigan.  Dr. Person has years of experience in leadership and board positions, and as a professor of management, at various institutions.

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

Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Section 16(a) forms were required for those persons, the Corporation believes that during fiscal 2013 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

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

Changes to Procedures for Shareholders to Nominate Persons for Election to the Board of Directors

There were no material changes made during fiscal 2013 to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide shareholders with a better understanding of our compensation philosophy, core principles, and decision making process.  It explains the compensation-related actions taken with respect to the executive officers who are identified in the Summary Compensation Table (the “Named Executive Officers”).  Details regarding the compensation we paid to the Named Executive Officers for fiscal 2013 are found in the tables and narrative which follows them.

Compensation Philosophy

Introduction

Biglari Holdings is a diversified holding company engaged in a number of business activities.  The Company’s most important operating subsidiaries are involved in the franchising and operating of restaurants.  The Company’s long-term objective is to maximize per-share intrinsic value.  All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

Our executive compensation consists exclusively of a salary and a cash bonus.  In fiscal 2009, our restructuring into a diversified holding company effected significant changes to our compensation system.  For example, throughout fiscal 2010 and 2011, our executive officers consisted of only our Chief Executive Officer, Sardar Biglari, and our Interim Chief Financial Officer, Duane Geiger.  One executive officer was added in fiscal 2012, our Controller, Bruce Lewis.  In fiscal 2010, the Governance, Compensation and Nominating Committee and our shareholders approved the Amended and Restated Incentive Bonus Agreement with Mr. Biglari (as amended, the “Incentive Agreement”), which embodies the pay-for-performance ethos of the Company and its focus on maximizing long-term shareholder value.

To assist shareholders in fully understanding the information in this Form 10-K/A, we have included an overview of our compensation structure.

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

Compensation of Named Executive Officers—Fiscal Years 2013, 2012 and 2011

Compensation of Sardar Biglari

After the Corporation’s restructuring as a diversified holding company Mr. Biglari’s duties increased substantially.  In recognition of Mr. Biglari’s expanded and significant role, the Committee redesigned his compensation arrangement to coincide more sensibly with his numerous operating and capital-allocation responsibilities.  To assure a fair, objective, and reasoned compensation system, the Committee retained Towers Watson, nationally recognized compensation consultants, to assist in formulating the incentive compensation arrangement, including the amendment thereto.  In designing a results-oriented, pay-for-performance incentive system, the Committee determined that per-share book value growth is the most valid measure of the progress of the business because book value includes operating earnings or losses as well as unrealized gains or losses on investments.  Adjusted book value thus serves as a reasonable, albeit conservative, proxy for gain in intrinsic value, a more subjective measure that the Company believes will eventually be reflected in its stock price.

Mr. Biglari’s compensation arrangement was tailored to fulfill a number of important objectives reflecting the Company’s entrepreneurial culture, including the following:  (1) Mr. Biglari’s interests should be aligned with those of the shareholders, giving him a strong economic incentive to build long-term business value and thereby create shareholder value; (2) Mr. Biglari should be compensated for his combined responsibilities as Chairman and Chief Executive Officer of a diversified holding company; (3) the compensation program should correlate pay with performance (and thereby eliminate conventional incentives such as discretionary bonuses, stock options, restricted stock and other similar perquisites and benefits that do not closely relate to shareholder value creation); (4) Mr. Biglari’s compensation program should not increase the number of shares outstanding, which would dilute a shareholder’s ownership in the Corporation; and (5) the compensation program should not create undue risks to the Corporation.

Economic Terms of Incentive Agreement

The Corporation initially entered into the Incentive Agreement with Mr. Biglari on April 30, 2010, and it was amended and restated on September 28, 2010.  The Incentive Agreement was approved by 82% of the votes cast by our shareholders at our special meeting held on November 5, 2010.  In connection with the Biglari Capital Transaction (as defined below), Biglari Holdings and Mr. Biglari entered into the First Amendment, dated as of July 1, 2013, to the Incentive Agreement (the “Incentive Agreement Amendment”).

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

The July 1, 2013 Incentive Agreement Amendment amended the Incentive Agreement to reflect and give effect to the Biglari Capital Transaction and to more closely tie Mr. Biglari’s incentive compensation to the Company’s operating earnings.  The Incentive Agreement Amendment (a) excludes from the calculation of Biglari Holdings’ adjusted book value, and therefore from the calculation of Mr. Biglari’s incentive compensation, any realized or unrealized gains or losses, earnings and all other amounts attributable to any investments by Biglari Holdings and its subsidiaries in investment partnerships (including The Lion Fund and The Lion Fund II) in which Biglari Holdings or a subsidiary is a limited partner and Mr. Biglari or his affiliate (other than Biglari Holdings or a subsidiary) is the general partner and (b) provides for the “high water mark” in the Incentive Agreement to be appropriately adjusted to give effect to the Biglari Capital Transaction.  In entering into the Incentive Agreement Amendment, the Committee considered the results of the “say on pay” vote at the Company’s 2013 annual meeting of shareholders.

For fiscal 2013, the Company’s adjusted book value increased approximately $110.7 million, or 34.5%, resulting in an incentive bonus payment to Mr. Biglari of $10,000,000, the maximum incentive bonus under the Incentive Agreement.   The increase in adjusted book value included $92.1 million ($146.0 million pre-tax) of unrealized appreciation.

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

The following tables set forth a reconciliation of (i) the change in adjusted book value to the change in total shareholders’ equity for fiscal 2013 and 2012 and (ii) adjusted book value to total shareholders’ equity as of the end of fiscal 2013 and 2012.  With respect to fiscal 2013, the following tables also show the adjustments made to reflect and give effect to the Biglari Capital Transaction and Incentive Agreement Amendment.

(amounts in thousands)
	Fiscal 2013	Fiscal 2012
Change in shareholders’ equity	$215,464	$69,447
Add accrued CEO incentive compensation	6,200	6,200
Change in exercise of stock options and other stock compensation transactions	(17)	(882)
Net earnings from investment partnerships	(13,296)	-
Deconsolidation of affiliated partnerships	(37,864)	-
Adjustment to treasury stock for holdings in investment partnerships	11,033	-
Issuance of common stock for rights offering	(75,595)	-
Change in other comprehensive income	(8)	-
Change in adjustment to redeemable noncontrolling interest	4,810	2,393
Change in adjusted book value	$110,727	$77,158

	Fiscal 2013	Fiscal 2012
Beginning Shareholders’ Equity	$349,125	$279,678
Adjustment for treasury stock and equity in investment partnerships	(28,025)	30,809
Adjusted book value used to compute high water mark	$321,100	$310,487

Mr. Biglari’s current base salary of $900,000 was set during fiscal 2009 by the Compensation Committee of the Board of Directors (prior to being merged with the Governance and Nominating Committee).

Compensation of Interim Chief Financial Officer

The salary and bonus for the Interim Chief Financial Officer in fiscal 2013, 2012 and 2011 were based upon the decision of Mr. Biglari.  In determining such amounts, Mr. Biglari considered subjective factors such as his perception of the executive’s performance and changes in functional responsibility.

Compensation of Controller

The salary and bonus for the Controller in fiscal 2013 and 2012 were based upon the decision of Mr. Biglari.  In determining such amounts, Mr. Biglari considered subjective factors such as his perception of the executive’s performance and changes in functional responsibility.

Employment Agreements, Severance, and Change-in-Control Arrangements

Current Structure

Mr. Biglari does not have an employment agreement with the Corporation.  The Incentive Agreement remains in effect as long as Mr. Biglari remains the Chief Executive Officer of the Company, but does not alter his at-will employment arrangement with the Company.  If there is a change in control of the Corporation, Mr. Biglari is terminated by the Corporation without “cause” or Mr. Biglari resigns for “good reason,” Mr. Biglari will be entitled to receive a severance payment equal to 299% of the average annual cash compensation (consisting of his base salary and incentive compensation) paid to him since the date of the Incentive Agreement, subject to reduction to the extent necessary so that no portion of the severance payment will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended.

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

During fiscal year 2010, we resolved to suspend, indefinitely, all future option grants and placed a moratorium on the issuance of restricted stock.  All shares and options granted under prior stock and incentive plans are fully vested.

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

In fiscal 2013, we did not pay compensation that was not deductible under Section 162(m).

Compensation Policies Relating to Risk Management

The Committee believes that our compensation policies and practices do not encourage unnecessary or excessive risk taking and that any risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Corporation.

Summary Compensation Information

The following table shows the compensation paid to the Company’s Chief Executive Officer, and Controller, and its then Interim Chief Financial Officer, who are the Company’s only executive officers and whom we refer to herein collectively as our “Named Executive Officers,” for the 2013, 2012 and 2011 fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)a	All Other Compensation($)		Total ($)
Sardar Biglari,	2013	$900,000	$—	$10,000,000	$42,797	b	$10,942,797
Chairman / Chief Executive Officer	2012	$900,000	$—	$10,000,000	$17,778	b	$10,917,788
	2011	$900,000	$—	$3,992,391	$30,264	b	$4,922,655

Bruce Lewis,	2013	$320,000	$300,000	$—	$—		$620,000
Controller	2012	$231,385	$218,000	$—	$40,416	c	$489,801

Duane Geiger,	2013	$247,308	$285,000	$—	$12,022		$544,330
Former Interim Chief Financial Officer	2012	$227,692	$230,000	$—	$15,066		$472,758
	2011	$200,000	$200,000	$—	$12,830		$412,830

a.	Represents incentive bonus payment made in accordance with the terms of the Incentive Agreement.

b.
Includes the value of director’s fees ($42,500 in 2013, $17,500 in 2012 and $30,000 in 2011) received by Mr. Biglari from serving on the Board of Directors of CCA Industries, in which the Company has a significant ownership interest.

c.	Includes reimbursed relocation expenses of $40,080.

Plan-Based Award Grants

The Corporation does not grant any awards under its equity incentive plans because they have been suspended indefinitely.  Under the terms of the Incentive Agreement, the maximum incentive payment that Mr. Biglari may receive with respect to fiscal 2014 is $10 million.

Outstanding Equity Awards

The following table sets forth certain information about outstanding option awards held by the Named Executive Officers as of the end of fiscal 2013.  There were no unvested restricted stock awards held by the Named Executive Officers as of the end of fiscal 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mr. Biglari	N/A

Mr. Geiger	375	a	—	349.40	2/8/16
	365	a	—	354.40	2/6/17
	820	a	—	149.60	4/12/18

Mr. Lewis	N/A

a.	These options vest at a rate of 25% per year beginning on the first anniversary of the date of grant and expire ten years from the date of grant.

Award Exercise and Vesting

No options were exercised by, and no restricted stock vested to, the Named Executive Officers during fiscal 2013.

Retirement Benefits

We maintain two plans that provide retirement income to all eligible employees, including the Named Executive Officers:

401(k) Plan

The Steak n Shake 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution plan covering substantially all employees, including the Named Executive Officers, after they have attained age 21 and completed six months of service and allows employees to defer up to 20% of their salaries.  Discretionary matching contributions were made in each of fiscal years 2011, 2012 and 2013.  Discretionary contributions are based on the profitability of the Corporation and subject to quarterly revision.  The Named Executive Officers and other “highly compensated employees” (as that term is defined by IRS regulations) are limited to contributing 1% of their cash compensation to the 401(k) Plan.

Non-Qualified Savings Plan

The Steak n Shake Non-Qualified Savings Plan (the “Deferred Compensation Plan”) is available to all highly compensated employees, including the Named Executive Officers.  Investment options offered under the Deferred Compensation Plan are identical to those offered in the 401(k) Plan.  Before a participant may make contributions under the Deferred Compensation Plan, the participant must first contribute 1% of his or her earnings to the 401(k) Plan.  Matching contributions were made in fiscal years 2011, 2012 and 2013. Total deferrals under both the Deferred Compensation Plan and 401(k) Plan are limited to 20% of the aggregate of a participant’s salary and annual incentive bonus, which means that as a result of the 1% of compensation deferred to the 401(k) Plan, the most a participant may defer to the Deferred Compensation Plan is 19% of his or her total cash compensation.  Matching contributions under the Deferred Compensation Plan vest over the first six years of employment, at a rate of 20% per year beginning on the second anniversary of employment.  A participant’s account balance will be distributed at a time directed by the participant.  Participants may elect that distributions be made in a lump sum or in equal annual installments over a period of up to ten (10) years.  Withdrawals from the Deferred Compensation Plan are limited to the withdrawal of participant contributions in cases of financial hardship.

The following table describes the contributions, earnings and balance at the end of fiscal 2013 for each of the Named Executive Officers who participated in the Deferred Compensation Plan.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Yeara	Company Contributions in Last Fiscal Yearb	Aggregate Earnings in Last Fiscal Year	Distributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year-end
Mr. Geiger	$24,327	$4,693	$12,955	$—	$93,320

a.	The amounts in this column are also included in the Summary Compensation Table in the “Salary” column.

b.	The amounts in this column are also included in the Summary Compensation Table in the “All Other Compensation” column.

Potential Payments Upon Termination of Employment

In January 2010, the Company and Mr. Geiger entered into an agreement that provides that only in the event Mr. Biglari ceases to be Chairman and Chief Executive Officer of the Company does Mr. Geiger have the option of terminating his employment with the Company and receiving a lump sum severance payment equal to one year of his then current base compensation ($250,000 as of the end of fiscal 2013).  All prior equity awards granted to Mr. Geiger have vested.

For a description of the rights to which Mr. Biglari is entitled in the event of a change in control of the Corporation, Mr. Biglari’s termination by the Corporation without “cause” or Mr. Biglari’s resignation for “good reason,” see “Compensation Discussion and Analysis – Employment Agreements, Severance and Change-in-Control Arrangements”.  Mr. Biglari has not received any stock awards from the Corporation.

Director Compensation

Directors of the Corporation who are employees or spouses of employees do not receive fees for attendance at directors’ meetings.  During fiscal year 2013, a director who was not an employee or a spouse of an employee received an annual cash retainer of $45,000, and the Chairs of the Audit Committee and the Governance, Compensation and Nominating Committee received an annual cash retainer of $50,000.  For his role as Vice Chairman of the Board and such other duties as designated by the Board, Dr. Cooley received an annual cash retainer of $210,000.  In addition, non-employee directors receive cash meeting attendance fees as follows:

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

The following table provides compensation information for the fiscal year ended September 25, 2013 for each non-management member of the Board who served on the Board during such fiscal year:

Name	Fees Earned or Paid in Cash	All Other Compensation		Total
Philip L. Cooley	$218,000	$42,500	a	$260,500
Ruth J. Person	$57,000	$—		$57,000
Kenneth R. Cooper	$62,000	$—		$62,000
William L. Johnson	$62,000	$—		$62,000
James P. Mastrian	$57,000	$—		$57,000

a.	Represents the value of director’s fees received by Dr. Cooley from serving on the Board of Directors of CCA Industries, in which the Company has a significant ownership interest.

Governance, Compensation and Nominating Committee Report

The Governance, Compensation and Nominating Committee of the Board is composed of the persons identified below.  We have reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K/A on pages 4 to 10.  Based on our review and discussions with management, we recommended to the Board that the Compensation Discussion and Analysis be included in the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended September 25, 2013.  Submitted by the members of the Governance, Compensation and Nominating Committee of the Board:

Kenneth R. Cooper, William L. Johnson, James P. Mastrian and Ruth J. Person.

Compensation Committee Interlocks And Insider Participation

During fiscal year 2013, the Governance, Compensation and Nominating Committee of the Board consisted of Kenneth R. Cooper, Ruth J. Person, William L. Johnson and James P. Mastrian.  None of these individuals has at any time been an officer or employee of the Corporation.  During fiscal year 2013, none of our executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board or Governance, Compensation and Nominating Committee served as an executive officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Stock

The following table shows as of January 20, 2014 the number and percentage of outstanding shares of our Common Stock beneficially owned by each person or entity known to be the beneficial owner of more than 5% of our Common Stock:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Sardar Biglari 17802 IH 10 West, Suite 400 San Antonio, Texas 78257	276,784	(1)	16.1

GAMCO Investors, Inc. One Corporate Center Rye, New York 10580-1435	149,374	(2)	8.7

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	108,913	(3)	6.3

Blackrock, Inc. 40 East 52nd Street New York, NY 10022	105,390	(4)	6.1

The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	91,333	(5)	5.3

1)
This information was obtained from a Schedule 13D/A filed with the SEC on September 24, 2013 by The Lion Fund, Biglari Capital, Sardar Biglari, Philip L. Cooley, the 401(k) Plan and the Deferred Compensation Plan, and the most recent Form 4 filed with the SEC by certain of the foregoing persons.  By virtue of his relationships with the other reporting persons discussed in the Schedule 13D/A, Mr. Biglari may be deemed to have the sole power to vote and dispose of the shares beneficially owned by the reporting persons, other than the shares held under each of the 401(k) Plan and the Deferred Compensation Plan and the shares beneficially owned by Dr. Cooley.  Mr. Biglari has sole power to direct the voting of the shares held under each of the 401(k) Plan and the Deferred Compensation Plan.  Mr. Biglari shares with Dr. Cooley the power to vote and dispose of the shares beneficially owned by Dr. Cooley.  Mr. Biglari disclaims beneficial ownership of the shares that he does not directly own.

2)	This information was obtained from a Schedule 13D/A filed with the SEC on December 16, 2013.

3)	This information was obtained from a Form 13F filed with the SEC on November 13, 2013.

4)	This information was obtained from a Schedule 13G/A filed with the SEC on February 8, 2013.

5)	This information was obtained from a Form 13F filed with the SEC on November 7, 2013.

The following table shows the total number of shares of our Common Stock beneficially owned as of January 20, 2014 and the percentage of outstanding shares for (i) each director, (ii) each Named Executive Officer, and (iii) all directors and executive officers, as a group:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Sardar Biglari	276,784	(1)	16.1
Philip L. Cooley	6,062	(2)	*
Duane E. Geiger	3,230	(3)	*
Ruth J. Person	426		*
Kenneth R. Cooper	247		*
William L. Johnson	228		*
James P. Mastrian	180	(4)	*
Bruce Lewis	—		—
All directors and executive officers as a group (8 persons)	280,917	(5)	16.3
*	Less than 1%

1)
Includes 19,476 shares owned directly by Mr. Biglari, 250,187 shares owned directly by The Lion Fund, 888 shares held under the 401(k) Plan, 171 shares held under the Deferred Compensation Plan and 6,062 shares beneficially owned by Dr. Cooley.  See footnote 1 above.

2)	Includes 673 shares owned by Dr. Cooley’s spouse. Dr. Cooley disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

3)
Includes 1,560 shares that may be acquired pursuant to stock options, 127 shares held under the 401(k) Plan and 51 shares held under the Deferred Compensation Plan.  1,490 shares owned by Mr. Geiger are subject to a pledge.

4)	Shares owned by Mr. Mastrian’s spouse. Mr. Mastrian disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

5)	Includes 1,560 shares that may be acquired pursuant to stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of September 25, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,381	$281.64	—
Equity compensation plans not approved by security holders	—	$—	—
Total	9,381	$281.64	—

During fiscal year 2010, we resolved to suspend, indefinitely, all future option grants and placed a moratorium on the issuance of restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Person Transactions

On July 1, 2013, Biglari Holdings entered into the following agreements with Mr. Biglari, its Chairman and Chief Executive Officer:  (i) a Stock Purchase Agreement; (ii) a Shared Services Agreement with Biglari Capital, and (iii) a First Amendment to the Amended and Restated Incentive Bonus Agreement, dated September 28, 2010, with Mr. Biglari (described in Item 11, Executive Compensation).  The transactions contemplated thereby were unanimously approved by the independent Governance, Compensation and Nominating Committee of the Board of Directors of the Company (the “Committee”), which retained separate counsel, tax/accounting advisors, an independent compensation consultant, and a financial advisor to assist the Committee in the structuring, evaluation, and negotiation of such transactions.

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

•	The sale of Biglari Capital by Biglari Holdings to Mr. Biglari for a purchase price of $1,700,000.

•
The execution of the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital in exchange for an increase in Biglari Holdings’ and its subsidiaries’ hurdle rate above that of other limited partners (6% vs. 5%) with respect to Biglari Holdings’ and its subsidiaries’ limited partner interests in The Lion Fund and The Lion Fund II. The hurdle rate is the threshold annualized return for limited partners of each of The Lion Fund and The Lion Fund II above which Biglari Capital, as general partner of each, is entitled to receive an incentive reallocation.

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

Stock Purchase Agreement

Pursuant to the Stock Purchase Agreement, Biglari Holdings sold all the shares of Biglari Capital to Mr. Biglari for a purchase price of $1,700,000 in cash (the “Biglari Capital Transaction”). Prior to the execution and delivery of the Stock Purchase Agreement, Biglari Capital distributed to the Company substantially all of Biglari Capital’s partnership interests in The Lion Fund (including, without limitation, Biglari Capital’s adjusted capital balance in its capacity as general partner of The Lion Fund, which totaled $5,721,000). Biglari Capital thus retained solely a general partner interest in each of The Lion Fund and The Lion Fund II at the time of the Biglari Capital Transaction. In addition, Biglari Holdings contributed securities owned by it to The Lion Fund and The Lion Fund II in exchange for limited partner interests in each of these investment partnerships. Biglari Holdings will maintain an interest in the contributed securities through its limited partner interests in The Lion Fund and The Lion Fund II, but without the associated costs under the Incentive Bonus Agreement with Mr. Biglari, as explained in Item 11, Executive Compensation.

Mr. Biglari is Chairman and Chief Executive Officer of Biglari Capital, and Dr. Cooley is an advisory director of Biglari Capital.  The Lion Fund owned 203,357 shares of the Company’s common stock as of the date of the Biglari Capital Transaction.  Mr. Biglari (together with his affiliates), Dr. Cooley and Mr. Cooper have made investments in The Lion Fund (other than the amounts invested by the Company), which are not subject to special profits, interest allocations, or incentive allocations.  Mr. Biglari does not pay an incentive allocation fee as a limited partner in The Lion Fund.  As of the date of the Biglari Capital Transaction, the fair value of these investments was $872,826, $75,288 and $189,691, respectively.

Shared Services Agreement

In connection with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital, including use of space at the Company’s corporate headquarters in San Antonio, in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund and The Lion Fund II, under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund and The Lion Fund II under their respective partnership agreements.

During the fiscal year ended September 25, 2013, the Company provided services for Biglari Capital under the Shared Services Agreement having an aggregate cost of $101,057.

Investments in The Lion Fund and The Lion Fund II

During the fiscal year ended September 25, 2013, the Company contributed cash and securities owned by it with an aggregate value of $377,635,972 in exchange for limited partner interests in The Lion Fund and The Lion Fund II.  As of September 25, 2013, the Company’s investments in The Lion Fund and The Lion Fund II had a net asset value of $455,296,928.  If the incentive reallocation were determined as of September 25, 2013, Biglari Capital would have received an incentive reallocation of approximately $5.8 million. The incentive reallocation to be received by Biglari Capital under the terms of the partnership agreements of The Lion Fund and The Lion Fund II is determined as of December 31 of each year.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

Deloitte & Touche LLP has advised us that they have billed or will bill us the following amounts for services for each of the last two fiscal years.

Type of Fee	Fiscal 2013	Fiscal 2012
Audit Fees(1)	$676,500	$577,000
Audit-Related Fees(2)	58,200	48,200
Tax Fees	—	—
Total Fees for the Applicable Fiscal Year	$734,700	$625,200
__________________

(1)
Audit fees include fees for services performed for the audit of our annual financial statements including services related to Section 404 of the Sarbanes-Oxley Act and review of financial statements included in our Form 10-Q filings, Form 10-K filing, Registration Statements, comment letters and services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-Related Fees include fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.  This includes services provided to audit the 401(k) Plan.

Pre-approval Policy

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditor and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  In each of fiscal 2013 and 2012, the Audit Committee pre-approved the services reported above as audit-related services and Deloitte & Touche LLP did not provide any other services during such years.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Amendment:

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 23, 2014.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on January 23, 2014.

Signature	Title

/s/ Sardar Biglari	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Sardar Biglari

/s/ Bruce Lewis	Controller (Principal Financial and Accounting Officer)
Bruce Lewis

/s/ Philip Cooley	Director
Philip Cooley

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

/s/ William L. Johnson	Director
William L. Johnson

/s/ James P. Mastrian	Director
James P. Mastrian

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

INDEX TO EXHIBITS

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications