Form 10-Q
period 2013-12-18
BIGLARI HOLDINGS INC.
filed 2014-01-24
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 18, 2013

or

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

As of January 20, 2014, 1,720,889 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

Index

BIGLARI HOLDINGS INC.

Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 18, 2013	September 25, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,460	$94,626
Investments	91,270	85,479
Receivables, net of allowance of $836 and $804, respectively	6,964	7,055
Inventories	6,618	6,475
Assets held for sale	461	561
Other current assets	3,284	3,290
Total current assets	187,057	197,486
Property and equipment, net	347,566	346,147
Goodwill	28,251	28,251
Other intangible assets, net	7,551	7,721
Other assets	11,163	11,239
Investment partnerships	419,723	397,699
Total assets	$1,001,311	$988,543

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	45,078	37,511
Accrued expenses	44,267	54,003
Deferred income taxes	7,257	5,511
Current portion of obligations under leases	6,346	6,239
Current portion of long-term debt	9,750	9,750
Total current liabilities	112,698	113,014
Deferred income taxes	91,601	84,525
Obligations under leases	104,558	106,247
Long-term debt	97,500	110,500
Other long-term liabilities	9,993	9,668
Total liabilities	416,350	423,954

Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,797,941 shares issued at December 18, 2013 and September 25, 2013, 1,588,428 and 1,588,376 shares outstanding (net of treasury stock), respectively	899	899
Additional paid-in capital	269,810	269,810
Retained earnings	364,830	348,339
Accumulated other comprehensive income	25,338	21,457
Treasury stock – at cost: 209,513 and 209,565 shares (includes 132,406 shares held by investment partnerships) at December 18, 2013 and September 25, 2013, respectively	(75,916)	(75,916)
Biglari Holdings Inc. shareholders’ equity	584,961	564,589
Total liabilities and shareholders’ equity	$1,001,311	$988,543

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(In thousands, except share and per share data)	Twelve Weeks Ended

	December 18, 2013	December 19, 2012

Net revenues
Restaurant Operations:
Net sales	$168,803	$163,739
Franchise royalties and fees	2,808	2,474
Other revenue	728	525
Total	172,339	166,738

Revenue from Consolidated Affiliated Partnerships	-	(227)

Total net revenues	172,339	166,511

Costs and expenses
Cost of sales	49,645	47,954
Restaurant operating costs	80,346	77,360
General and administrative	18,007	13,577
Depreciation and amortization	5,646	5,943
Marketing	9,369	10,233
Rent	4,334	4,012
Pre-opening costs	480	-
Loss on disposal of assets	121	207
Other operating (income) expense	(105)	(105)
Total costs and expenses, net	167,843	159,181

Other income (expenses)
Interest, dividend and other investment income	588	2,544
Interest on obligations under leases	(2,239)	(2,208)
Interest expense	(1,474)	(1,737)
Realized investment gains/losses	-	1
Total other income (expenses)	(3,125)	(1,400)

Earnings before income taxes	1,371	5,930

Income taxes on operating earnings	396	1,543
Income taxes on investment partnership gains	7,977	-
Total income taxes	8,373	1,543

Investment partnership gains	23,493	-

Net earnings	16,491	4,387

Total earnings/loss attributable to redeemable noncontrolling interests	-	175

Net earnings attributable to Biglari Holdings Inc.	$16,491	$4,562

Earnings per share attributable to Biglari Holdings Inc.
Basic earnings per common share	$10.38	$3.18
Diluted earnings per common share	$10.36	$3.17

Weighted average shares and equivalents
Basic	1,588,417	1,435,987
Diluted	1,591,831	1,438,593

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Twelve Weeks Ended

	December 18, 2013	December 19, 2012

Net earnings attributable to Biglari Holdings Inc.	$16,491	$4,562
Other comprehensive income:
Reclassification of investment appreciation in net earnings	-	(1)
Applicable income taxes	-	-
Net change in unrealized gains and losses on investments	5,791	(9,499)
Applicable income taxes	(2,199)	3,610
Foreign currency translation	289	-
Other comprehensive income, net	3,881	(5,890)
Total comprehensive income (loss)	$20,372	$(1,328)

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Twelve Weeks Ended

	December 18, 2013	December 19, 2012
Operating activities
Net earnings	$16,491	$4,387
Adjustments to reconcile net earnings to operating cash flows (excluding investment operations of consolidated affiliated partnerships):
Depreciation and amortization	5,646	5,943
Provision for deferred income taxes	6,623	(443)
Stock-based compensation and other non-cash expenses	162	106
Loss on disposal of assets	121	207
Realized investment gains/losses	-	(1)
Investment partnership gains	(22,024)	-
Changes in receivables and inventories	(52)	690
Changes in other assets	39	(120)
Changes in accounts payable and accrued expenses	(4,897)	(5,313)
Investment operations of consolidated affiliated partnerships:
Sales of investments	-	535
Realized investment gains, net	-	(87)
Unrealized gains/losses on marketable securities held by consolidated affiliated
partnerships	-	435
Changes in cash and cash equivalents held by consolidated affiliated partnerships	-	653
Net cash provided by operating activities	2,109	6,992
Investing activities
Additions of property and equipment	(4,501)	(1,182)
Proceeds from property and equipment disposals	519	1,259
Purchases of investments	-	(45,277)
Sales of investments	-	1
Net cash (used in) investing activities	(3,982)	(45,199)
Financing activities
Proceeds from revolving credit facility	-	15,000
Principal payments on long-term debt	(13,000)	(2,336)
Principal payments on direct financing lease obligations	(1,582)	(1,402)
Excess tax benefits from stock-based awards	-	3
Financing activities of consolidated affiliated partnerships:
Contributions from noncontrolling interests	-	23
Distributions to noncontrolling interests	-	(1,310)
Net cash (used in) provided by financing activities	(14,582)	9,978
Effect of exchange rate on cash	289	-
(Decrease) in cash and cash equivalents	(16,166)	(28,229)
Cash and cash equivalents at beginning of period	94,626	60,359
Cash and cash equivalents at end of period	$78,460	$32,130

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Twelve Weeks ended December 18, 2013 and December 19, 2012)
(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 25, 2013	$899	$269,810	$348,339	$21,457	$(75,916)	$564,589
Net earnings attributable to Biglari Holdings Inc.			16,491			16,491
Other comprehensive income (loss), net				3,881		3,881
Balance at December 18, 2013	$899	$269,810	$364,830	$25,338	$(75,916)	$584,961
Balance at September 26, 2012	$756	$143,035	$251,983	$43,897	$(90,546)	$349,125
Net earnings attributable to Biglari Holdings Inc.			4,562			4,562
Other comprehensive income (loss), net				(5,890)		(5,890)
Exercise of stock options and other stock compensation transactions		3			1	4
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(2,648)				(2,648)
Balance at December 19, 2012	$756	$140,390	$256,545	$38,007	$(90,545)	$345,153

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 18, 2013
(In thousands, except share and per share data)

Note 1. Summary of Significant Accounting Policies

Description of Business
The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the entire fiscal years. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2013.

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

Principles of Consolidation
As of December 18, 2013, the consolidated financial statements include the accounts of (i) the Company and (ii) its wholly-owned subsidiaries, Steak n Shake Operations, Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”).  In addition to consolidating wholly-owned entities we consolidate entities if we have a controlling interest in the general partner.  As of December 19, 2012, the consolidated financial statements included the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Biglari Capital Corp. (“Biglari Capital”), Steak n Shake, and Western, and (iii) investment related limited partnerships The Lion Fund, L.P. and Western Acquisitions, L.P. (collectively the “consolidated affiliated partnerships”), in which we had a controlling interest. As a result of the sale of Biglari Capital and the related liquidation of Western Acquisitions, L.P. during July 2013, the Company ceased to have a controlling interest in the consolidated affiliated partnerships.  Accordingly, Biglari Capital and the consolidated affiliated partnerships are no longer consolidated in the Company’s financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period and is effective for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013−02 did not have a material impact on the measurement of net earnings or other comprehensive income.

Note 3. Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. In fiscal year 2013, Biglari Holdings completed an offering of transferable subscription rights.  The offering was oversubscribed and 286,767 new shares of common stock were issued.  Earnings per share for the twelve weeks ending December 19, 2012 have been retroactively restated to account for the 2013 rights offering.

Index

For the first quarter of fiscal year 2014, the shares of Company stock attributable to our limited partner interest in The Lion Fund, L.P. — based on our proportional ownership during the period — are considered treasury stock on the consolidated balance sheet and thereby deemed to calculate the weighted average common shares outstanding.

For the first quarter of fiscal year 2013 all common shares of the Company held by the consolidated affiliated partnerships are recorded in treasury stock on the consolidated balance sheet.  In order to compute the weighted average common shares outstanding, only the shares of treasury stock attributable to the unrelated limited partners of the consolidated affiliated partnerships — based on their proportional ownership during the period — are considered outstanding shares.

The following table presents a reconciliation of basic and diluted weighted average common shares:

	Twelve Weeks Ended

	December 18, 2013	December 19, 2012
Basic earnings per share:
Weighted average common shares	1,588,417	1,435,987
Diluted earnings per share:
Weighted average common shares	1,588,417	1,435,987
Dilutive effect of stock awards	3,414	2,606
Weighted average common and incremental shares	1,591,831	1,438,593
Number of share-based awards excluded from the calculation of earnings per share as the awards' exercise prices were greater than the average market price of the Company's common stock	-	705

Note 4. Investments

Investments consisted of the following:

	December 18, 2013	September 25, 2013
Cost	$50,884	$50,884
Gross unrealized gains	40,386	34,595
Gross unrealized losses	-	-
Fair value	$91,270	$85,479

As of December 18, 2013 and September 25, 2013 the Company’s investments were largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

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

Realized investment gains/losses were as follows:

	December 18, 2013	December 19, 2012
Gross realized gains on sales	$-	$1
Gross realized losses on sales	-	-
Total realized gains/losses	$-	$1

Index

Note 5.  Investment Partnerships

Beginning July 1, 2013, as a result of the sale of Biglari Capital and of our limited partner interests in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively the “investment partnerships”), the Company has reported and will continue to report on the limited partnership interests under the equity method of accounting.  We record our proportional share of equity in the investment partnerships but exclude Company common stock held by said partnerships.  The Company’s pro-rata shares of its common stock held by the investment partnerships are recorded as treasury stock.  The Company records gains/losses from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the consolidated statements of earnings based on our carrying value of these partnerships.  The fair value is calculated net of the general partner’s accrued incentive fees.  Gains and losses on Company common stock included in the earnings of these partnerships are eliminated because they are recorded as treasury stock.

The fair value and adjustment for Company common stock held by the investment partnerships to determine carrying value of our partnership interest is presented below:

	Fair Value	Fair Value of Company Common Stock	Carrying Value
Partnership interest at September 25, 2013	$455,297	$57,598	$397,699
Investment partnership gains (net of performance fees)	33,074	9,581	23,493
Distribution from investment partneships	(1,469)	-	(1,469)
Partnership interest at December 18, 2013	$486,902	$67,179	$419,723

The Company’s proportionate share of Company stock held by investment partnerships at cost is $54,613 at December 18, 2013 and September 25, 2013 and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

The investment partnerships end on December 31.  For purposes of recording investment partnership gains, we use the investment partnerships’ results for a similar period.  For the Company’s period, which ended December 18, 2013, the investment partnerships’ value used was for the period ending December 31, 2013. Accordingly, we recorded $23,493 of investment partnership gains during fiscal year 2014. On December 31 of each year, the general partner of the investment partnerships, Biglari Capital will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%. Our policy is to accrue an estimated incentive fee throughout the fiscal year. Our investment in these partnerships is committed on a rolling 5-year basis.

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below:

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Current and Total Assets as of December 31, 2013	$149,711	$436,166
Current and Total Liabilities as of December 31, 2013	$62	$25
Revenue for the 3 month period ending December 31, 2013	$24,143	$30,258
Earnings for the 3 month period ending December 31, 2013	$24,134	$30,243
Biglari Holdings’ Ownership Interest	50.47%	94.32%

The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Index

Note 6. Consolidated Affiliated Partnerships

Collectively, The Lion Fund L.P. and Western Acquisitions, L.P. were referred to as consolidated affiliated partnerships of the Company.  Certain of the consolidated affiliated partnerships held the Company’s common stock as investments. Within our consolidated financial statements, we classified this common stock as treasury stock though the shares were legally outstanding. As of December 19, 2012, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock.

Net earnings for the 12 weeks ended December 19, 2012 of the Company included the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships held in the Company’s equity securities which have been eliminated in consolidation.

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The total revenue from consolidated affiliated partnerships, other than holdings of the Company’s equity securities, were as follows:

December 19, 2012
Net unrealized gains/losses	$(435)
Net realized gains/losses from sale	87
Other Income	121
Total revenue from Consolidated Affiliated Partnerships	$(227)

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

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships:

December 19, 2012
Carrying value at beginning of period	$52,088
Contributions from noncontrolling interests	23
Distributions to noncontrolling interests	(1,310)
Incentive fee	(21)
Income allocation	(154)
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value	2,648
Carrying value at end of period	$53,274

The consolidated affiliated partnerships held shares of the Company’s common stock.  Any unrealized gain or loss on the common stock of the Company was eliminated in our financial statements. The unrealized gain that was attributable to the noncontrolling interests increased the redemption value of outside capital.  The adjustment to increase the redemption value based on unrealized gains in the Company’s common stock held by the consolidated affiliated partnerships was $2,648 on December 19, 2012.

The Company, through its ownership of Biglari Capital and Western Investments Inc., was entitled to an incentive fee to the extent investment performance of the consolidated affiliated partnerships exceeded specified hurdle rates. Any such fee was included in net earnings attributable to the Company in the period in which the fee was earned.

Biglari Capital, the general partner of the Lion Fund, earned a $21 incentive reallocation fee at December 31, 2012.  As a result of the sale of Biglari Capital and the liquidation of Western Acquisitions, L.P., the Company is no longer entitled to receive such incentive fees.

Net earnings attributable to the Company only included the Company’s share of earnings and losses related to its investments in the consolidated affiliated partnerships; all other earnings or losses from the consolidated affiliated partnerships were allocated to the redeemable noncontrolling interests.

Index

Note 7. Assets Held for Sale

Assets held for sale are composed of the following:

	December 18, 2013	September 25, 2013
Land and buildings	$461	$561
Improvements	-	-
Total assets held for sale	$461	$561

As of December 18, 2013, the balance consisted of one parcel of land. During the first quarter of fiscal year 2014, one parcel of land was sold.  As of September 25, 2013 the balance included two parcels of land.

The Company expects to sell the property within one year of its classification as assets held for sale.

Note 8. Other Current Assets

Other current assets primarily include prepaid rent and prepaid contractual obligations.

Note 9. Property and Equipment

Property and equipment is composed of the following:

	December 18, 2013	September 25, 2013
Land	$162,174	$162,488
Buildings	157,193	152,891
Land and leasehold improvements	156,988	155,962
Equipment	211,227	209,913
Construction in progress	5,284	5,538
	692,866	686,792
Less accumulated depreciation and amortization	(345,300)	(340,645)
Property and equipment, net	$347,566	$346,147

Note 10. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. There was no change to the carrying value of goodwill from September 25, 2013.

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

During the fourth quarter of the fiscal year, we perform our annual assessment of the recoverability of our goodwill related to four reporting units. During the second quarter of the fiscal year, we perform our annual assessment of our recoverability of goodwill related to Western.  The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

Index

Other Intangibles
Other intangibles are composed of the following:

	December 18, 2013			September 25, 2013

	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,380)	$100	$1,480	$(1,353)	$127
Franchise agreement	5,310	(1,992)	3,318	5,310	(1,859)	3,451
Other	810	(584)	226	810	(574)	236
Total	7,600	(3,956)	3,644	7,600	(3,786)	3,814
Intangible assets with indefinite lives	3,907	-	3,907	3,907	-	3,907
Total intangible assets	$11,507	$(3,956)	$7,551	$11,507	$(3,786)	$7,721

Intangible assets subject to amortization consist of franchise agreements acquired in connection with the purchase of Western as well as rights to favorable leases related to prior acquisitions.  These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for the twelve weeks which ended December 18, 2013 and December 19, 2012 was $170 and $169, respectively. Total annual amortization expense for each of the next five years will approximate $589.

Intangible assets with indefinite lives consist of reacquired franchise rights as well as acquired lease rights.

Note 11. Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, the non-current portion of capitalized loan acquisition costs, restricted cash of $3,600 related to workers’ compensation claims and the non-current portion of prepaid rent.

Note 12. Borrowings

The outstanding debt on Steak n Shake’s credit facility on December 18, 2013 was $107,250 compared to $120,250 on September 25, 2013.

The carrying amounts for debt reported in the consolidated balance sheet do not differ materially from their fair values at December 18, 2013 and September 25, 2013. The fair value was determined to be a Level 3 fair value measurement.

Note 13. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, and deferred compensation.

Index

Note 14.  Accumulated Other Comprehensive Income

During the quarter ended December 18, 2013, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Income

Balance as of September 25, 2013	$8	$21,449	$21,457
Other comprehensive income before reclassifications	289	3,592	3,881
Balance as of December 18, 2013	$297	$25,041	$25,338

No reclassifications were made from accumulated comprehensive income to the consolidated statements of earnings in the first quarter of fiscal year 2014.

Note 15. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax expense for the twelve weeks which ended December 18, 2013 was $8,373 compared to $1,543 in the same period in the prior year.  The increase in the tax expense is primarily attributable to taxes on investment partnership gains.

As of December 18, 2013 and September 25, 2013, we had approximately $817 and $803, respectively, of unrecognized tax benefits, which are included in other long-term liabilities in the consolidated balance sheet.

Note 16. Commitments and Contingencies

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

Note 17. Fair Value of Financial Assets and Liabilities

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

Index

The following methods and assumptions were used to determine the fair value of each class of the following assets and liabilities recorded at fair value in the consolidated balance sheet:

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

Interest rate swaps: Interest rate swaps are marked to market each reporting period with fair value based on readily available market quotes, and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at December 18, 2013 and September 25, 2013 represent the fair market value for Steak n Shake’s two interest rate swaps.

As of December 18, 2013 and September 25, 2013, the fair values of financial assets and liabilities were as follows:

	December 18, 2013				September 25, 2013

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Equity securities:
Restaurant/Retail	$85,062	$-	$-	$85,062	$79,357	$-	$-	$79,357
Insurance	6,208	-	-	6,208	6,122	-	-	6,122
Non-qualified deferred compensation plan investments	1,306	-	-	1,306	1,169	-	-	1,169
Total assets at fair value	$92,576	$-	$-	$92,576	$86,648	$-	$-	$86,648

Liabilities
Interest rate swaps	-	436	-	436	-	401	-	401
Total liabilities at fair value	$-	$436	$-	$436	$-	$401	$-	$401

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 18. Related Party Transactions

On July 1, 2013, Biglari Holdings entered into the following agreements with Mr. Biglari, its Chairman and Chief Executive Officer:  (i) a Stock Purchase Agreement for the sale of Biglari Capital; (ii) a Shared Services Agreement with Biglari Capital, and (iii) a First Amendment to the Amended and Restated Incentive Bonus Agreement, dated September 28, 2010, with Mr. Biglari.  The transactions contemplated thereby were unanimously approved by the independent Governance, Compensation and Nominating Committee of the Board of Directors of the Company (the “Committee”), which retained separate counsel, tax/accounting advisors, an independent compensation consultant, and a financial advisor to assist the Committee in the structuring, evaluation, and negotiation of such transactions.

Shared Services Agreement
Connected with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate.

During the first quarter of fiscal year 2014, the Company provided services for Biglari Capital under the Shared Services Agreement, costing an aggregate of $839.

Index

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
During the fiscal year ended September 25, 2013, the Company contributed cash and securities it owned with an aggregate value of $377,636 in exchange for limited partner interests in The Lion Fund, L.P. and The Lion Fund II, L.P.  As of December 18, 2013, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $486,902.

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%.  Our policy is to accrue an estimated incentive fee throughout the fiscal year.  The total incentive reallocation from Biglari Holdings to Biglari Capital for calendar year 2013 was $14,702, including $3,655 associated with gains on the Company’s common stock, which is eliminated in our financial statements.

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

Index

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

Index

Note 19. Business Segment Reporting

Net revenue, earnings before income taxes and noncontrolling interests, and net earnings attributable to Biglari Holdings Inc. for the twelve weeks ended December 18, 2013 and December 19, 2012 were as follows:

	Net Revenue
	December 18, 2013	December 19, 2012
Operating Business:
Restaurant Operations:
Steak n Shake	$169,380	$163,155
Western	2,959	3,583
Total Restaurant Operations	172,339	166,738

Corporate and Other	-	(227)
	$172,339	$166,511

	Earnings before income taxes and noncontrolling interests		Net earnings attributable to Biglari Holdings Inc.

	December 18, 2013	December 19, 2012	December 18, 2013	December 19, 2012
Operating Business:
Restaurant Operations:
Steak n Shake	$5,599	$8,502	$3,720	$5,666
Western	352	282	217	160
Total Restaurant Operations	5,951	8,784	3,937	5,826

Corporate and Other:
Corporate and other	(3,106)	(1,118)	(2,048)	(188)
Investment partnership gains	23,493	-	15,516	-
Investment gains/losses	-	1	-	1
Total Corporate and Other	20,387	(1,117)	13,468	(187)

Reconciliation of segments to consolidated amount:
Eliminations for gains from investment partnerships	(23,493)	-	-	-
Interest expense and loss on debt extinguishment, excluding interest allocated to operating businesses	(1,474)	(1,737)	(914)	(1,077)
	$1,371	$5,930	$16,491	$4,562

As a result of the sale of Biglari Capital and related deconsolidation of the consolidated affiliated partnerships during July 2013, the Company no longer has an investment management segment.  The segment related financial information for the twelve weeks ended December 19, 2012 has been restated to eliminate this segment.  Amounts previously reported are now included as a component of corporate and other.

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

Twelve Weeks Ended December 18, 2013
We recorded net earnings attributable to Biglari Holdings Inc. of $16,491 for the first quarter of fiscal year 2014, as compared with net earnings attributable to Biglari Holdings Inc. of $4,562 in the first quarter of fiscal year 2013.  In fiscal year 2013 the Company completed a rights offering in which 286,767 new shares of common stock were issued.  The earnings per share have been retroactively restated for the twelve weeks ended December 19, 2012 to give effect to the rights offering.

As of December 18, 2013, the total number of company-operated and franchised restaurants was 609 as follows:

	Company-operated	Franchised	Total
Steak n Shake	418	108	526
Western	3	80	83
Total	421	188	609

In the first quarter of 2014, Steak n Shake acquired two restaurants.  Steak n Shake also opened a company-operated restaurant and four franchised units, whereas Western closed one company-operated restaurant and two franchise units during the first quarter of 2014.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our financial statements will likely increase or decrease in the future as additional information becomes available. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended September 25, 2013.

Index

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the consolidated statements of earnings for the twelve weeks ended December 18, 2013 and December 19, 2012:

	Twelve Weeks Ended

	December 18, 2013	December 19, 2012

Net revenues
Restaurant Operations:
Net sales	97.9%	98.3%
Franchise royalties and fees	1.6	1.5
Other revenue	0.4	0.3
Total	100.0	100.1

Revenue from Consolidated Affiliated Partnerships	-	(0.1)

Total net revenues	100.0	100.0

Costs and expenses
Cost of sales(1)	29.4	29.3
Restaurant operating costs(1)	47.6	47.2
General and administrative	10.5	8.2
Depreciation and amortization	3.3	3.6
Marketing	5.4	6.1
Rent	2.5	2.4
Pre-opening costs	0.3	-
Loss on disposal of assets	0.1	0.1
Other operating (income) expense	(0.1)	(0.1)

Other income (expenses)
Interest, dividend and other investment income	0.3	1.5
Interest on obligations under leases	(1.3)	(1.3)
Interest expense	(0.9)	(1.0)
Realized investment gains/losses	-	0.0
Total other income (expenses)	(1.8)	(0.8)

Earnings before income taxes	0.8	3.6

Income taxes on operating earnings	0.2	0.9
Income taxes on investment partnership gains	4.6	-
Total income taxes	4.9	0.9

Investment partnership gains	13.6	-

Net earnings	9.6	2.6

Total earnings/loss attributable to redeemable noncontrolling interests	-	0.1

Net earnings attributable to Biglari Holdings Inc.	9.6%	2.7%
_________________
(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Index

Comparison of Twelve Weeks Ended December 18, 2013 to Twelve Weeks Ended December 19, 2012

Net Earnings Attributable to Biglari Holdings Inc.
For the current quarter we recorded net earnings attributable to Biglari Holdings Inc. of $16,491, or $10.36 per diluted share, as compared with net earnings attributable to Biglari Holdings Inc. of $4,562, or $3.17 per diluted share, for the first quarter of 2013.  The increase was primarily driven by $15,516 (net of tax) of investment partnership gains.

Net Revenues
In the first quarter of 2014, net sales increased 3.1% from $163,739 to $168,803 primarily because of the performance of our Restaurant Operations, whose increase was largely driven by Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales increased 3.0% during the first quarter of 2014, and customer traffic increased by 2.6%.

Franchise royalties and fees increased 13.5% during the first quarter of 2014. The number of franchised units was 188 on December 18, 2013 as compared to 171 on December 19, 2012.  The increase is primarily attributable to royalties from new Steak n Shake franchised stores opened in 2013.

Costs and Expenses
Cost of sales was $49,645 or 29.4% of net sales, compared with $47,954 or 29.3% of net sales in the first quarter of 2013.  The increase in costs is primarily caused by higher sales.

Restaurant operating costs were $80,346 or 47.6% of net sales compared to $77,360 or 47.2% of net sales in the first quarter of 2013.  The increase in costs is primarily caused by higher sales.

General and administrative expenses increased from $13,577 or 8.2% of total net revenues in the first quarter of 2013 to $18,007 or 10.5% of total net revenues.   Our efforts to franchise the Steak n Shake concept during the quarter resulted in higher expenses.

Depreciation and amortization expense was $5,646 or 3.3% of total net revenues versus $5,943 or 3.6% of total net revenues in the first quarter of 2013.

Marketing expense was $9,369 or 5.4% of total net revenues versus $10,233 or 6.1% of total net revenues in the first quarter of 2013.  The decrease in expenses is primarily the result of higher commercial production costs in the first quarter of 2013.

Rent expense was $4,334 or 2.5% of total net revenues versus $4,012 or 2.4% of total net revenue in the first quarter of 2013.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $588 primarily through accruing dividends versus $2,544 recorded in the first quarter of 2013.  The decrease is impelled by the contribution of securities on July 1, 2013 to the investment partnerships.  The dividends for 2014 from the contributed securities are reflected in investment partnership gains.

Interest expense decreased from $1,737 for the first quarter of 2013 to $1,474 for the current quarter.  This decrease primarily pertained to lower debt balances in the current quarter. The interest rate on Steak n Shake’s credit facility was 3.9%, which increased from 3.7% on December 19, 2012.  The outstanding borrowing decreased on December 18, 2013 to $107,250 as compared to $145,000 on December 19, 2012.

Income tax expense increased from $1,543 for the first quarter of 2013 to $8,373 for the current quarter.  The increase in expense is primarily attributable to income taxes on investment partnership gains.

Consolidated Affiliated Partnerships Investment Gains
Prior to the July 1, 2013 sale of Biglari Capital we accounted for investment gains and losses on securities held by our consolidated affiliated partnerships.  As we have ceased to hold a controlling interest in the consolidated affiliated partnerships, they are no longer consolidated in the Company’s financial statements.  In the first quarter of 2013, we recorded a net realized gain of $87 related to dispositions of investments held by the consolidated affiliated partnerships as well as an unrealized net investment loss of $435 for a total of $348. These totals were offset by $154 linked to losses attributable to redeemable noncontrolling interests.

Investment Partnerships
We recorded $23,493 of investment partnership gains in 2014.  Our interest in the investment partnerships is accounted for as equity method investments.  The carrying value of investment partnerships is inclusive of unrealized gains and losses on their securities.  Our proportional ownership interest in the investment partnerships is net of an incentive fee payable to Biglari Capital, the general partner.

Index

Liquidity and Capital Resources
We generated $2,109 in cash flows from operations during the current year-to-date period as compared to $6,992 during the same period last year. The decrease in cash flows from operations in the current quarter was primarily a result of lower earnings before investment partnership gains.

Net cash used in investing activities during the current year-to-date period was $3,982 compared to net cash used by investing activities of $45,199 during the same period last year. This change primarily resulted from a decline in direct purchases of investments during the current year.  Rather, our investments are now primarily made through investment partnerships.

Net cash used in financing activities during the current year-to-date period was $14,582 compared to net cash provided by financing activities of $9,978 during the same period last year. This change generally was related to increased debt payments of $10,664 in the current quarter compared to the prior quarter and a $15,000 increase in Steak n Shake’s revolver balance in the first quarter of 2013.

Our balance sheet continues to maintain significant liquidity. We intend to meet the working capital needs of our operating subsidiaries predominantly through anticipated cash flows generated from operations, existing credit facilities and the sale of excess properties and investments. We continuously review available financing alternatives.

Steak n Shake Credit Facility
The outstanding debt on Steak n Shake’s credit facility on December 18, 2013 was $107,250 compared to $145,000 (including a revolver balance of $15,000) on December 19, 2012.  As of December 18, 2013 no amounts were drawn on the Revolver.

Steak n Shake’s credit facility includes affirmative and negative covenants and events related to default as well as financial covenants relating to a maximum total leverage ratio and a minimum consolidated fixed charge coverage ratio.

Steak n Shake was in compliance with all financial covenants under the credit facility as of December 18, 2013.

New Accounting Standards
Refer to Note 2 in our notes to consolidated financial statements within Item 1 of Part I of this Quarterly Report on Form 10-Q.

Effects of Governmental Regulations and Inflation
Most Restaurant Operation employees are paid hourly rates related to minimum wage laws. Any increase in the legal minimum wage would directly increase the Company’s operating costs. The Company is also subject to various laws related to zoning, land use, safety standards, working conditions, and accessibility standards. Any changes in these laws that require improvements to its restaurants would increase operating costs. In addition, the Company is subject to franchise registration requirements and certain related laws regarding franchise operations. Any changes in these laws could affect our ability to attract and retain franchisees.

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

The majority of our investments are conducted through investment partnerships that generally hold common stocks. We also hold marketable securities directly. Through direct and indirect (investments held by the investment partnerships) we hold a concentrated position in the common stock of Cracker Barrel Old Country Store, Inc.  A significant decline in the general stock market or in the prices of major investments may produce a large net loss and decrease in our consolidated shareholders’ equity. Decreases in values of equity investments can have a materially adverse effect on our earnings and on consolidated shareholders’ equity.

We prefer to hold equity investments for very long periods of time; thus, we are not troubled by short-term price volatility assailing our investments.  Our interests in the investment partnerships are committed on a rolling 5-year basis. Market prices for equity securities are subject to fluctuation. Consequently the amount realized in a subsequent sale of an investment may significantly differ from the reported market value.  A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $57,817, along with a corresponding change in shareholders’ equity of approximately 6%.

At December 18, 2013 interest on the term loan and revolver under Steak n Shake’s credit facility was based on a Eurodollar rate plus an applicable margin ranging from 3.00% to 3.75% or a base rate plus an applicable margin ranging from 2.00% to 2.75%, based on Steak n Shake’s total leverage ratio. At December 18, 2013, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $206 on our net earnings. On October 11, 2012, Steak n Shake entered into a new interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $288 on December 18, 2013. In February 2011, in connection with the issuance of the term loan under Steak n Shake’s previous credit facility, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixed the interest rate on the term loan at 3.25% through its maturity. The fair value of the interest rate swap was a liability of $148 at December 18, 2013.

We began to transact business in international markets in fiscal year 2013. We have had minimal exposure to foreign currency exchange rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of December 18, 2013.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 18, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 25, 2013.

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

Date: January 24, 2014

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis
Controller