Form 10-K/A
period 2013-09-25
BIGLARI HOLDINGS INC.
filed 2014-03-28
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April10, 2013 was approximately $464,091,032 based on the closing stock price of $383.52 per share on that day.
As of March 26, 2014, 1,720,889 shares of the registrant’s Common Stock, $0.50 stated value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings,” “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended September 25, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2013 (the “Original Filing”), to include separate audited financial statements of The Lion Fund II, L.P. (the “Lion Fund II”) pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”) in Part IV, Item 15. The audited financial statements of the Lion Fund II (the “Lion Fund II Financial Statements”) were not available at the time of the Original Filing. In accordance with Rule 3-09(b)(2), the Lion Fund II Financial Statements are being filed as an amendment to the Original Filing within 90 days after the end of the Lion Fund II’s fiscal year.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part IV, Item 15 of this Form 10-K/A.  Additionally, this Form 10-K/A, except for the additional information included in Part IV, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the Original Filing.

ii

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

The following documents are filed as part of this Amendment:

(2)           Financial Statement Schedules:

INDEX TO FINANCIAL STATEMENTS

(3)           Exhibits:  The following exhibits are filed as part of this Amendment:

Exhibit Number	Description
23.01	Consent of Independent Registered Public Accounting Firm
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications
99.01	Consent of The Lion Fund II, L.P.

The Lion Fund II Financial Statements are filed under Item 15(c) below.

(b)	The exhibits required to be filed herewith are set forth above.

(c)	Financial Statement Schedules: The Lion Fund II Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Partners of
The Lion Fund II, L.P.
San Antonio, Texas

We have audited the accompanying financial statements of The Lion Fund II, L.P., (a Delaware limited partnership) (the "Fund"), which comprise the statement of assets and liabilities, including the schedule of investments, as of December 31, 2013, and the related statements of operations, changes in partners’ capital, and cash flows for the period from July 1, 2013 (date operations commenced) to December 31, 2013, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Fund’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Lion Fund II, L.P., as of December 31, 2013, and the results of its operations, changes in partners’ capital, and its cash flows for the period from July 1, 2013 (date operations commenced) to December 31, 2013, in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Indianapolis, Indiana
March 10, 2014

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITIES
AS OF DECEMBER 31, 2013

ASSETS:
Investments in securities — at fair value (cost $386,365,067)	$436,163,822
Cash	2,433

Total assets	$436,166,255

LIABILITIES:
Accounts payable	$24,500

PARTNERS’ CAPITAL	$436,141,755

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2013

	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Restaurant:
Cracker Barrel Old Country Store, Inc. (100%)	3,962,604	$436,163,822

Percentage shown is computed based on the classification value compared to partners’ capital at December 31, 2013.

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 1, 2013
(DATE OPERATIONS COMMENCED) TO DECEMBER 31, 2013

INVESTMENT INCOME:
Dividends	$5,568,906

EXPENSES:
Professional fees	30,000
Other	20

Total expenses	30,020

NET INVESTMENT INCOME	5,538,886

UNREALIZED GAINS FROM INVESTMENTS:
Net change in unrealized appreciation	49,798,755

NET INCREASE IN PARTNERS’ CAPITAL RESULTING FROM
OPERATIONS	$55,337,641

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE PERIOD FROM JULY 1, 2013
(DATE OPERATIONS COMMENCED) TO DECEMBER 31, 2013

	General	Limited
	Partner	Partners	Total

PARTNERS’ CAPITAL — June 30, 2013

Capital contributions	$	$386,365,067	$386,365,067

Capital distributions		(5,560,953)	(5,560,953)

Net increase from operations	1,651	55,335,990	55,337,641

Performance reallocation	10,743,191	(10,743,191)

PARTNERS’ CAPITAL — December 31, 2013	$10,744,842	$425,396,913	$436,141,755

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 1, 2013
(DATE OPERATIONS COMMENCED) TO DECEMBER 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in partners’ capital resulting from operations	$55,337,641
Adjustments to reconcile net increase in partners’ capital resulting from operations to net cash provided by operating activities:
Net realized gain from investments
Net change in unrealized appreciation from investments	(49,798,755)
Increase in accounts payable	24,500

Net cash provided by operating activities	5,563,386

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(5,560,953)

Net cash used in financing activities	(5,560,953)

NET INCREASE IN CASH	2,433

CASH — Beginning of year

CASH — End of year	$2,433

SUPPLEMENTAL DISCLOSURE:
Non-cash contribution of securities from Limited Partners	$386,365,067

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM JULY 1, 2013 (DATE OPERATIONS COMMENCED) TO DECEMBER 31, 2013

1.         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Lion Fund II, L.P. (the “Fund”) is an investment fund organized as a limited partnership under the laws of the State of Delaware. The Fund is managed by Biglari Capital Corp. (the “General Partner”). The Fund commenced operations on July 1, 2013 to provide investors with a professionally managed fund with the objective of achieving above-average, long-term growth of capital. In meeting this objective, the Fund will seek to find investments that the General Partner believes offer exceptional value.

Basis of Accounting — The accompanying financial statements of the Fund have been presented on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America.

Investments in Securities — Security transactions are accounted for on the date the securities are purchased or sold (trade date). Gains or losses from sales of investments are computed on the specific identification basis. Dividend income is recorded on the ex-dividend date. Interest income is recorded on the accrual basis.

Exchange-listed securities are valued at the last sale price on the principal exchange on which they are traded.

Income Taxes — In accordance with federal income tax regulations, no income taxes are levied on a partnership, but rather on the individual partners. Consequently, no provision or liability for federal income taxes has been reflected in the accompanying financial statements.

There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax return as of December 31, 2013.

Cash — Any highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents. The cash balance as of December 31, 2013 represents cash currently held by the custodian of the Fund’s investments.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allocation of Net Increase from Operations — The Fund’s income and losses, including unrealized gains or losses and realized gains or losses from the sale of investments, are allocated to the partners in proportion to their respective capital accounts as of the end of each month, except for the General Partner performance reallocation discussed in Note 3.

Recently Issued Accounting Pronouncements — In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Amendments to the Scope, Measurement, And Disclosure Requirements of Investment Companies (“ASU 2013-08”). ASU 2013-08 will be effective for the year ending December 31, 2014 and will be applied on a prospective basis. The Fund is in the process of evaluating ASU 2013-08, however its adoption is not expected to have a material impact on the financial statements.

2.         CONCENTRATIONS OF CREDIT RISK

The Fund does not clear its own securities transactions. It has established accounts with financial institutions for this purpose. This can, and often does, result in concentration of credit risk with one or more of these firms. Such risk, however, is mitigated by the obligation of U.S. financial institutions to comply with rules and regulations governing broker/dealers and futures commission merchants. These rules and regulations generally require maintenance of net capital, as defined, and segregation of customers’ funds and securities from holdings of the firm.

3.         RELATED-PARTY TRANSACTIONS

As more fully described in the Agreement, the General Partner is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 6% performance hurdle rate that the Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation. Additionally, this reallocation is subject to a highwater mark provision, as more fully described in the Agreement.  For the year ended December 31, 2013, the General Partner earned $10,743,191 of performance reallocation fee.

Sardar Biglari is the Chairman, Chief Executive Officer and sole owner of the General Partner. Mr. Biglari is also the Chairman and Chief Executive Officer of Biglari Holdings Inc. (“Biglari Holdings”) and of Biglari Holdings’ wholly owned subsidiary, Steak n Shake Operations, Inc. (“Steak n Shake”).  Biglari Holdings and Steak n Shake are limited partners in the Fund and are subject to pay their proportional share of performance reallocation.

The General Partner of the Fund also serves as the general partner of The Lion Fund, L.P.  The Lion Fund, L.P. is a limited partner in the Fund and is not subject to a performance reallocation.

As of December 31, 2013 and for the period from July 1, 2013 (date operations commenced) to December 31, 2013, Biglari Holdings, Steak n Shake and The Lion Fund, L.P. represented the only limited partners in the Fund.

4.         FAIR VALUE MEASUREMENTS

The Fund owned one equity security, the common stock of Cracker Barrel Old Country Store, Inc., which is measured at fair value on a recurring basis. Level 1 securities in accordance with the U.S. GAAP established fair value hierarchy are based on unadjusted quoted prices in active markets for identical assets and liabilities.  As of December 31, 2013, the equity security was $436,163,822 measured based on quoted market prices and is classified as a Level 1 input within the U.S. GAAP established hierarchy.

5.         SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure through the time of issuance of these financial statements on March 10, 2014.

6.         FINANCIAL HIGHLIGHTS

Total return before performance reallocation	15.49%
Performance reallocation	(2.85)

Total return after performance reallocation	12.64%

Supplemental Data

Annual gross partnership return	30.88%
Annual net partnership return	30.87%

Total return for limited partners is calculated for the limited partners as a whole and is measured by dividing the increase or decrease in net assets, net of the expenses and performance reallocation to the General Partner, into the weighted average limited partners’ capital measured at the end of each month. An individual limited partner’s return may vary from these returns based on the timing of capital transactions.

Gross partnership return is calculated for the Fund as a whole and is measured by dividing the total increase or decrease in net assets, before expenses, into the weighted average partners’ capital measured at the end of each month. The net partnership return is calculated in similar fashion, after expenses.

Ratio to average partners’ capital:
Expenses before performance reallocation	0.02%
Performance reallocation	5.11

Expenses including performance reallocation	5.13%

Net investment income	2.65%

Average partners’ capital is determined using the Fund’s partners’ capital measured at the end of each month. The performance reallocation to the General Partner is not included in the net investment income ratio.

Expenses include accounting fees, interest and other expenses. Net investment income is computed as investment income from dividends and interest, less expenses.

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2014.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 28, 2014.

Signature	Title

/s/ Sardar Biglari	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Sardar Biglari

/s/ Bruce Lewis	Controller (Principal Financial and Accounting Officer)
Bruce Lewis
/s/ Philip Cooley	Director
Philip Cooley

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

/s/ William L. Johnson	Director
William L. Johnson

/s/ James P. Mastrian	Director
James P. Mastrian

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

INDEX TO EXHIBITS

Exhibit Number	Description
23.01	Consent of Independent Registered Public Accounting Firm
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications
99.01	Consent of The Lion Fund II, L.P.

The Lion Fund II Financial Statements are filed under Item 15(c).