Form 10-Q
period 2014-04-09
BIGLARI HOLDINGS INC.
filed 2014-05-16
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 9, 2014

or

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

As of May 13, 2014, 1,720,889 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

BIGLARI HOLDINGS INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	April 9, 2014	September 25, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,970	$94,626
Investments	21,509	85,479
Receivables, net of allowance of $782 and $804, respectively	9,038	7,055
Inventories	7,156	6,475
Deferred income taxes	7,761	-
Assets held for sale	461	561
Other current assets	7,267	3,290
Total current assets	166,162	197,486
Property and equipment, net	345,554	346,147
Goodwill	40,137	28,251
Other intangible assets, net	23,301	7,721
Other assets	13,593	11,239
Investment partnerships	477,110	397,699
Total assets	$1,065,857	$988,543

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	45,227	37,511
Accrued expenses	56,860	54,003
Deferred income taxes	-	5,511
Current portion of obligations under leases	6,468	6,239
Current portion of long-term debt	2,200	9,750
Total current liabilities	110,755	113,014
Deferred income taxes	82,995	84,525
Obligations under leases	102,369	106,247
Long-term debt	215,616	110,500
Other long-term liabilities	10,304	9,668
Total liabilities	522,039	423,954

Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,797,941 shares issued at April 9, 2014 and September 25, 2013, 1,566,738 and 1,588,376 shares outstanding (net of treasury stock), respectively	899	899
Additional paid-in capital	269,810	269,810
Retained earnings	359,027	348,339
Accumulated other comprehensive income	186	21,457
Treasury stock – at cost: 231,203 and 209,565 shares (includes 154,151 and 132,406 shares held by investment partnerships) at April 9, 2014 and September 25, 2013, respectively	(86,104)	(75,916)
Biglari Holdings Inc. shareholders’ equity	543,818	564,589
Total liabilities and shareholders’ equity	$1,065,857	$988,543

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
 (Unaudited)

(In thousands, except share and per share data)	Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	April 9, 2014	April 10, 2013	April 9, 2014	April 10, 2013

Net revenues
Restaurant Operations:
Net sales	$226,701	$218,737	$395,504	$382,476
Franchise royalties and fees	4,806	3,281	7,614	5,755
Other revenue	1,078	797	1,806	1,322
Total	232,585	222,815	404,924	389,553

Other revenue	1,989	-	1,989	-

Revenue from consolidated affiliated partnerships	-	2,395	-	2,168
Total net revenues	234,574	225,210	406,913	391,721

Costs and expenses
Cost of sales	66,426	64,837	116,071	112,791
Restaurant operating costs	108,096	105,377	188,442	182,737
General and administrative	24,891	23,624	42,898	37,201
Depreciation and amortization	7,486	7,750	13,132	13,693
Marketing	11,309	11,766	20,678	21,999
Rent	6,100	5,485	10,434	9,497
Pre-opening costs	185	5	665	5
Provision for restaurant closings	270	286	270	286
Impairment of intangible assets	-	1,244	-	1,244
Loss on disposal of assets	224	632	345	839
Other operating (income) expense	(234)	(400)	(339)	(505)
Total costs and expenses, net	224,753	220,606	392,596	379,787

Other income (expenses)
Interest, dividend and other investment income	472	2,436	1,060	4,980
Interest on obligations under leases	(2,985)	(2,991)	(5,224)	(5,199)
Interest expense	(2,120)	(2,059)	(3,594)	(3,796)
Debt extinguishment losses	(1,133)	-	(1,133)	-
Realized investment gains/losses	-	-	-	1
Gain on contribution to investment partnership	29,524	-	29,524	-
Other than temporary impairment of losses on investments	-	(570)	-	(570)
Total other income (expenses)	23,758	(3,184)	20,633	(4,584)

Earnings before income taxes	33,579	1,420	34,950	7,350

Income tax expense (benefit) on operating earnings	11,290	(1,965)	11,686	(422)
Income tax benefit on investment partnership losses	(17,750)	-	(9,773)	-
Total income tax expense (benefit)	(6,460)	(1,965)	1,913	(422)

Investment partnership losses	(45,842)	-	(22,349)	-

Net earnings (loss)	(5,803)	3,385	10,688	7,772

Total earnings attributable to redeemable noncontrolling interests	-	(1,205)	-	(1,030)
Net earnings (loss) attributable to Biglari Holdings Inc.	$(5,803)	$2,180	$10,688	$6,742
Earnings (loss) per share attributable to Biglari Holdings Inc.
Basic earnings (loss) per common share	$(3.66)	$1.52	$6.73	$4.69
Diluted earnings (loss) per common share	$(3.66)	$1.51	$6.72	$4.68

Weighted average shares and equivalents
Basic	1,587,304	1,436,409	1,587,781	1,436,478
Diluted	1,587,304	1,439,401	1,591,308	1,439,347

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

(In thousands)	Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	April 9, 2014	April 10, 2013	April 9, 2014	April 10, 2013

Net earnings (loss) attributable to Biglari Holdings Inc.	$(5,803)	$2,180	$10,688	$6,742
Other comprehensive income:
Reclassification of investment appreciation
in net earnings	-	-	-	(1)
Reclassification of investment appreciation
on contribution to investment partnerships	(29,524)	-	(29,524)	-
Applicable income taxes	11,219	-	11,219	-
Reclassification of other than temporary
losses on investments	-	461	-	461
Applicable income taxes	-	(175)	-	(175)
Net change in unrealized gains and losses
on investments	(10,386)	80,554	(4,595)	71,055
Applicable income taxes	3,950	(30,611)	1,751	(27,001)
Foreign currency translation	(411)	(96)	(122)	(96)
Other comprehensive income (loss), net	(25,152)	50,133	(21,271)	44,243
Total comprehensive income (loss)	$(30,955)	$52,313	$(10,583)	$50,985

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

(In thousands)	Twenty-Eight Weeks Ended
	April 9, 2014	April 10, 2013
Operating activities
Net earnings	$10,688	$7,772
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	13,132	13,693
Provision for deferred income taxes	(1,717)	(1,944)
Asset impairments and provision for restaurant closing	270	286
Impairment of intangible assets	-	1,244
Stock-based compensation and other non-cash expenses	424	240
Loss on disposal of assets	345	839
Debt extinguishment losses	1,133	-
Gain on contribution to investment partnership	(29,524)	-
Realized investment gains/losses	-	(1)
Other than temporary impairment of investments	-	570
Investment partnership losses	22,349	-
Changes in receivables and inventories	(410)	(390)
Changes in other assets	(2,711)	(481)
Changes in accounts payable and accrued expenses	345	(1,893)
Investment operations of consolidated affiliated partnerships
Sales of investments	-	1,015
Realized investment gains, net	-	(156)
Unrealized gains/losses on marketable securities held by consolidated affiliated partnerships	-	(1,781)
Changes in cash and cash equivalents held by consolidated affiliated partnerships	-	(203)
Net cash provided by operating activities	14,324	18,810
Investing activities
Additions of property and equipment	(14,803)	(7,526)
Proceeds from property and equipment disposals	2,543	2,352
Acquisitions of businesses, net of cash acquired	(39,232)	(3,770)
Purchases of investments and contributions to investment partnerships	(40,000)	(45,277)
Sales of investments and distributions from investment partnerships	2,468	1
Changes in restricted cash	3,600	-
Net cash (used in) investing activities	(85,424)	(54,220)
Financing activities
Proceeds from revolving credit facility	10,700	15,000
Payments on revolving credit facility	(10,700)	(9,000)
Borrowings on long-term debt	217,800	-
Principal payments on long-term debt	(120,250)	(7,250)
Deferred financing charges	(4,754)	-
Principal payments on direct financing lease obligations	(3,630)	(3,353)
Proceeds from exercise of stock options	-	9
Excess tax benefits from stock-based awards	-	4
Financing activities of consolidated affiliated partnerships:
Contributions from noncontrolling interests	-	538
Distributions to noncontrolling interests	-	(1,866)
Net cash provided by (used in) financing activities	89,166	(5,918)
Effect of exchange rate on cash	278	-
Increase (Decrease) in cash and cash equivalents	18,344	(41,328)
Cash and cash equivalents at beginning of period	94,626	60,359
Cash and cash equivalents at end of period	$112,970	$19,031

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Twenty-Eight Weeks ended April 9, 2014 and April 10, 2013)
(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 25, 2013	$899	$269,810	$348,339	$21,457	$(75,916)	$564,589
Net earnings attributable to Biglari Holdings Inc.			10,688			10,688
Exercise of stock options and other stock compensation transactions					2	2
Adjustment to Treasury stock for holdings in investment partnerships					(10,190)	(10,190)
Other comprehensive income (loss), net				(21,271)		(21,271)
Balance at April 9, 2014	$899	$269,810	$359,027	$186	$(86,104)	$543,818

Balance at September 26, 2012	$756	$143,035	$251,983	$43,897	$(90,546)	$349,125
Net earnings attributable to Biglari Holdings Inc.			6,742			6,742
Other comprehensive income (loss), net				44,243		44,243
Exercise of stock options and other stock compensation transactions		4			10	14
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(881)				(881)
Balance at April 10, 2013	$756	$142,158	$258,725	$88,140	$(90,536)	$399,243

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 9, 2014
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

Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, as well as restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

Principles of Consolidation
As of April 9, 2014, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  In addition to consolidating wholly-owned entities we consolidate entities if we have a controlling interest in the general partner.  As of April 10, 2013, the consolidated financial statements included the accounts of the Company, its wholly-owned subsidiaries (including Biglari Capital Corp. (“Biglari Capital”)), and investment related limited partnerships The Lion Fund, L.P. and Western Acquisitions, L.P. (collectively the “consolidated affiliated partnerships”), in which we had a controlling interest. As a result of the sale of Biglari Capital and the related liquidation of Western Acquisitions, L.P. during July 2013, the Company ceased to have a controlling interest in the consolidated affiliated partnerships.  Accordingly, Biglari Capital and the consolidated affiliated partnerships are no longer consolidated in the Company’s financial statements.

Business Acquisitions
On February 27, 2014 the Company acquired certain assets and liabilities of Maxim.  Maxim is a brand management company whose business lies in media, publishing, licensing and products. On March 19, 2014, the Company acquired the stock of First Guard Insurance Company and its affiliate, 1st Guard Corporation (collectively “First Guard”).  First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  The financial results for Maxim and First Guard from the acquisition dates to the end of the fiscal quarter are included in the Company’s consolidated financial statements.  The results of these acquisitions were not material, individually, or in aggregate, to the consolidated financial statements.  The purchase price of the two acquisitions was allocated based on the Company’s preliminary purchase price allocation.  The fair value of the assets and liabilities acquired — other than investments, goodwill and intangibles — was not material.

Note 2. New Accounting Standards

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications of held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. We do not believe the adoption of ASU 2014-08 will have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is effective for the Company’s first quarter of fiscal year 2015.  We do not believe the adoption of ASU 2013-04 will have a material effect on the Company’s consolidated financial statements.

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

Note 3. Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. In fiscal year 2013, Biglari Holdings completed an offering of transferable subscription rights.  The offering was oversubscribed and 286,767 new shares of common stock were issued.  Earnings per share for the sixteen and twenty-eight weeks ended April 10, 2013 have been retroactively restated to account for the 2013 rights offering.

For twenty-eight weeks ended April 9, 2014, the shares of Company stock attributable to our limited partner interest in The Lion Fund, L.P. — based on our proportional ownership during the period — are considered treasury stock on the consolidated balance sheet and thereby deemed to calculate the weighted average common shares outstanding.

For twenty-eight weeks ended April 10, 2013, all common shares of the Company held by the consolidated affiliated partnerships are recorded in treasury stock on the consolidated balance sheet.  In order to compute the weighted average common shares outstanding, only the shares of treasury stock attributable to the unrelated limited partners of the consolidated affiliated partnerships — based on their proportional ownership during the period — are considered outstanding shares.

The following table presents a reconciliation of basic and diluted weighted average common shares:

	Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	April 9, 2014	April 10, 2013	April 9, 2014	April 10, 2013
Basic earnings per share:
Weighted average common shares	1,587,304	1,436,409	1,587,781	1,436,478
Diluted earnings per share:
Weighted average common shares	1,587,304	1,436,409	1,587,781	1,436,478
Dilutive effect of stock awards	-	2,992	3,527	2,869
Weighted average common and incremental shares	1,587,304	1,439,401	1,591,308	1,439,347
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company's common stock	-	759	-	759

For the sixteen weeks ended April 9, 2014, 3,608 share-based awards were excluded from the calculation of earnings per share as they were considered anti-dilutive because of the Company’s net loss for the period.

Note 4. Investments

Investments consisted of the following:

	April 9, 2014	September 25, 2013
Cost	$21,032	$50,884
Gross unrealized gains	477	34,595
Fair value	$21,509	$85,479

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

During the second quarter of fiscal year 2014, the Company contributed $74,418 of securities to the investment partnerships in exchange for limited partner interests.  The Company recognized a pre-tax gain of $29,524 ($18,305 net of tax) on the contribution of securities.  The gain had a material accounting effect on the Company’s fiscal 2014 earnings.  However, this gain had no impact on total shareholders’ equity because the investments were carried at fair value prior to the contribution, with the unrealized gains included as a component of accumulated other comprehensive income.

In connection with the acquisition of First Guard we acquired $15,043 of investments.

Note 5.  Investment Partnerships

The Company reports on the limited partnership interests in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively the “investment partnerships”) under the equity method of accounting.  We record our proportional share of equity in the investment partnerships but exclude Company common stock held by said partnerships.  The Company’s pro-rata shares of its common stock held by the investment partnerships are recorded as treasury stock.  The Company records gains/losses from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the consolidated statements of earnings based on our carrying value of these partnerships.  The fair value is calculated net of the general partner’s accrued incentive fees.  Gains and losses on Company common stock included in the earnings of these partnerships are eliminated because they are recorded as treasury stock.

The fair value and adjustment for Company common stock held by the investment partnerships to determine carrying value of our partnership interest is presented below:

	Fair Value	Fair Value of Company Common Stock	Carrying Value
Partnership interest at September 25, 2013	$455,297	$57,598	$397,699
Investment partnership gains (losses)	(15,146)	7,203	(22,349)
Contributions of cash and securities (net of distributions) to investment partneships	111,950	-	111,950
Increase in proportionate share of Company stock held	-	10,190	(10,190)
Partnership interest at April 9, 2014	$552,101	$74,991	$477,110

The Company’s proportionate share of Company stock held by investment partnerships at cost is $64,803 and $54,613 at April 9, 2014 and September 25, 2013, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

For purposes of distinguishing investment partnership gains and losses, we use the investment partnerships’ results for a similar period.  For the Company’s period ending April 9, 2014, the investment partnerships’ value was utilized for the period ending March 31, 2014.  Therefore, we recorded $22,349 of losses from investment partnerships during fiscal year 2014. On December 31 of each year, the general partner of the investment partnerships, Biglari Capital, will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%. Our policy is to accrue an estimated incentive fee throughout the fiscal year. Our investment in these partnerships is committed on a rolling 5-year basis.

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below:

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Current and total assets as of March 31, 2014	$185,502	$459,771
Current and total liabilities as of March 31, 2014	$78	$39
Revenue for the six month period ended March 31, 2014	$18,016	$(17,610)
Earnings for the six month period ended March 31, 2014	$17,980	$(17,642)
Biglari Holdings’ ownership interest	61.61%	95.24%

The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Note 6. Consolidated Affiliated Partnerships

Collectively, The Lion Fund L.P. and Western Acquisitions, L.P. were referred to as consolidated affiliated partnerships of the Company.  Certain of the consolidated affiliated partnerships held the Company’s common stock as investments. Within our consolidated financial statements, we classified this common stock as treasury stock though the shares were legally outstanding. As of April 10, 2013, the consolidated affiliated partnerships held 205,743 shares of the Company’s common stock.

Net earnings for the sixteen and twenty-eight weeks ended April 10, 2013 of the Company included the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships held in the Company’s equity securities which have been eliminated in consolidation.

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The total revenue from consolidated affiliated partnerships, other than holdings of the Company’s equity securities, were as follows:

	Sixteen Weeks Ended	Twenty-Eight Weeks Ended

	April 10, 2013	April 10, 2013
Net unrealized gains/losses	2,216	1,781
Net realized gains/losses from sale	69	156
Other income	110	231
Total revenue from consolidated affiliated partnerships	$2,395	$2,168

The limited partners of each of the investment funds have the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners is presented as redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value on the accompanying consolidated balance sheet.The affiliated partnerships were no longer consolidated as of September 25, 2013.

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships:

Twenty-Eight Weeks Ended

April 10, 2013
Carrying value at beginning of period	$52,088
Contributions from noncontrolling interests	538
Distributions to noncontrolling interests	(1,866)
Incentive fee	(21)
Income allocation	1,051
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value	881
Carrying value at end of period	$52,671

The consolidated affiliated partnerships held shares of the Company’s common stock.  Any unrealized gain or loss on the common stock of the Company was eliminated in our financial statements. The unrealized gain that was attributable to the noncontrolling interests increased the redemption value of outside capital.  The adjustment to increase the redemption value based on unrealized gains in the Company’s common stock held by the consolidated affiliated partnerships was $881 on April 10, 2013.

The Company, through its ownership of Biglari Capital and Western Investments Inc., was entitled to an incentive fee to the extent investment performance of the consolidated affiliated partnerships exceeded specified hurdle rates. Any such fee was included in net earnings attributable to the Company in the period in which the fee was earned.

Biglari Capital, the general partner of The Lion Fund, L.P., earned a $21 incentive reallocation fee at December 31, 2012.  As a result of the sale of Biglari Capital and the liquidation of Western Acquisitions, L.P., the Company is no longer entitled to receive such incentive fees.

Net earnings attributable to the Company only included the Company’s share of earnings and losses related to its investments in the consolidated affiliated partnerships; all other earnings or losses from the consolidated affiliated partnerships were allocated to the redeemable noncontrolling interests.

Note 7. Assets Held for Sale

Assets held for sale are composed of the following:

	April 9, 2014	September 25, 2013
Land and buildings	$461	$561

As of April 9, 2014, the balance consisted of one parcel of land. During the first quarter of fiscal year 2014, one parcel of land was sold.  As of September 25, 2013 the balance included two parcels of land.

The Company expects to sell the property within one year of its classification as assets held for sale.

Note 8. Other Current Assets

Other current assets primarily include prepaid rent and prepaid contractual obligations.

Note 9. Property and Equipment

Property and equipment is composed of the following:

	April 9, 2014	September 25, 2013
Land	$161,834	$162,488
Buildings	158,907	152,891
Land and leasehold improvements	154,625	155,962
Equipment	210,778	209,913
Construction in progress	9,267	5,538
	695,411	686,792
Less accumulated depreciation and amortization	(349,857)	(340,645)
Property and equipment, net	$345,554	$346,147

Note 10. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. Based on the Company’s preliminary purchase price allocations for the First Guard and Maxim acquisitions, the Company recorded $27,790 to goodwill and other intangibles.

We are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The analysis of potential impairment of goodwill requires a two-step approach. The first is the estimation of fair value of each reporting unit. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment occurs when its estimated fair value of goodwill is less than its carrying value.

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.  No impairment charges for goodwill were recorded during the year-to-date periods in fiscal 2014 or 2013.

Other Intangibles
Other intangibles are composed of the following:

	April 9, 2014			September 25, 2013
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Amortizing intangibles:
Right to operate	$1,480	$(1,416)	$64	$1,480	$(1,353)	$127
Franchise agreement	5,310	(2,124)	3,186	5,310	(1,859)	3,451
Other	810	(597)	213	810	(574)	236
Total	7,600	(4,137)	3,463	7,600	(3,786)	3,814
Intangibles with indefinite lives:
Trade names	15,903	-	15,903	-	-	-
Other assets with indefinite lives	3,935	-	3,935	3,907	-	3,907
Total intangible assets	$27,438	$(4,137)	$23,301	$11,507	$(3,786)	$7,721

Intangible assets subject to amortization consist of franchise agreements acquired in connection with the purchase of Western Sizzlin Corporation (“Western”) as well as rights to favorable leases related to prior acquisitions.  These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for the sixteen weeks which ended April 9, 2014 and April 10, 2013 was $181 and $182, respectively. Amortization expense for the twenty-eight weeks ending April 9, 2014 and April 10, 2013 was $351.  Total annual amortization expense for each of the next five years will approximate $580.

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.  During the second fiscal quarter of 2013, the Company recorded an impairment loss for an intangible asset of $1,244. This number represents the trade name of Western’s company-operated stores, which we decided not to use any longer. The calculation of fair value for the trade name was determined primarily by using a discounted cash flow analysis.

Note 11. Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, the non-current portion of capitalized loan acquisition costs, and the non-current portion of prepaid rent.

Note 12. Borrowings

On March 19, 2014, Steak n Shake Operations, Inc. (“Steak n Shake”) and its subsidiaries entered into a new credit agreement. This credit agreement provides for a senior secured term loan facility in an aggregate principal amount of $220.0 million (the “Term Loan”) and a senior secured revolving credit facility in an aggregate principal amount of up to $30.0 million (the “Revolver”).

The Term Loan is scheduled to mature on March 19, 2021. It will amortize at an annual rate of 1.0% in equal quarterly installments, beginning June 30, 2014, at 0.25% of the original principal amount of the Term Loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity and the Revolver will be available on a revolving basis until March 19, 2019.

Steak n Shake has the right to request an incremental term loan facility from participating lenders and/or eligible assignees any time, up to the aggregate total principal amount, but not to exceed $70.0 million if certain customary conditions within the credit agreement are met.

Borrowings bear interest at a rate per annum equal to the prime rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the Term Loan will be based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the Revolver will be based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. The applicable margins on Revolver loans will be contingent on Steak n Shake’s total leverage ratio. The Revolver also carries a commitment fee ranging from 0.40% to 0.50% per annum, according to Steak n Shake’s total leverage ratio, on the unused portion of the Revolver.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the Revolver, relating to the maximum total leverage ratio.

Both the Term Loan and the Revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the Term Loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining Term Loan proceeds of approximately $51,411 will be used by Steak n Shake for working capital and general corporate purposes.  As of April 9, 2014, $220,000 is outstanding under the Term Loan, and no amount is outstanding under the Revolver.

Interest Rate Swaps

During fiscal year 2013, Steak n Shake entered into a new interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $259 and $214 on April 9, 2014 and September 25, 2013, respectively, and is included in accrued expenses on the consolidated balance sheet.

During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $8,000 on April 9, 2014. The fair value of the interest rate swap was a liability of $112 and $187 on April 9, 2014 and September 25, 2013, respectively, and is included in accrued expenses on the consolidated balance sheet.

The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at April 9, 2014 and September 25, 2013. The fair value was determined to be a Level 3 fair value measurement.

Note 13. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions, uncertain tax positions, and deferred compensation.

Note 14.  Accumulated Other Comprehensive Income

During the sixteen weeks and twenty-eight weeks ended April 9, 2014, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows:

	Sixteen Weeks Ended April 9, 2014
	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Income

Balance as of December 18, 2013	$297	$25,041	$25,338
Other comprehensive income before reclassifications	(411)	(6,436)	(6,847)
Reclassification to (earnings) loss	-	(18,305)	(18,305)
Net current period other comprehensive income (loss)	(411)	(24,741)	(25,152)
Balance as of April 9, 2014	$(114)	$300	$186

	Twenty-Eight Weeks Ended April 9, 2014
	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Income
Balance as of September 25, 2013	$8	$21,449	$21,457
Other comprehensive income before reclassifications	(122)	(2,844)	(2,966)
Reclassification to (earnings) loss	-	(18,305)	(18,305)
Net current period other comprehensive income (loss)	(122)	(21,149)	(21,271)
Balance as of April 9, 2014	$(114)	$300	$186

The following reclassifications were made from accumulated other comprehensive income (loss) to the consolidated statement of earnings:

Reclassifications from Accumulated Other Comprehensive Income (Loss)	Sixteen Weeks Ended April 9, 2014	Twenty-Eight Weeks Ended April 9, 2014	Affected Line Item in the Consolidated Statement of Earnings
Investment Gain	$29,524	$29,524	Gain on contribution to investment partnership
	11,219	11,219	Income tax expense on operating earnings
	$18,305	$18,305	Net of Tax

Note 15. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax expense for the twenty-eight weeks which ended April 9, 2014 was $1,913 compared to a tax benefit of $422 in the same period in the prior year.  The increase in the tax expense is primarily attributable to gain on contribution to investment partnership.

As of April 9, 2014 and September 25, 2013, we had approximately $844 and $803, respectively, of unrecognized tax benefits, which are included in other long-term liabilities in the consolidated balance sheet.

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

Note 17. Fair Value of Financial Assets and Liabilities

The fair values of substantially all of our financial instruments were measured using market or income approaches. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, the fair values presented are not necessarily indicative of the amounts that could be realized in an actual current market exchange. The use of alternative market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The hierarchy for measuring fair value consists of Levels 1 through 3, which are described below.

•	Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.

•
Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, estimated durations and yields for other instruments of the issuer or entities in the same industry sector.

•
Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities and we may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.

The following methods and assumptions were used to determine the fair value of each class of the following assets and liabilities recorded at fair value in the consolidated balance sheet:

Equity securities: The Company’s investments in equity securities are classified within Level 1 of the fair value hierarchy.

Bonds: The Company’s investments in bonds are classified within Level 2 of the fair value hierarchy.

Non-qualified deferred compensation plan investments: The assets of the non-qualified plan are set up in a rabbi trust. They represent mutual funds and are classified within Level 1 of the fair value hierarchy.

Interest rate swaps: Interest rate swaps are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at April 9, 2014 and September 25, 2013 represent the fair market value for Steak n Shake’s two interest rate swaps.

As of April 9, 2014 and September 25, 2013, the fair values of financial assets and liabilities were as follows:

	April 9, 2014				September 25, 2013

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash	$327	$-	$-	$327	$-	$-	$-	$-
Equity securities:
Restaurant/Retail	-	-	-	-	79,357	-	-	79,357
Insurance	6,466	-	-	6,466	6,122	-	-	6,122
Bonds	-	15,043	-	15,043	-	-	-	-
Non-qualified deferred compensation plan investments	1,479	-	-	1,479	1,169	-	-	1,169
Total assets at fair value	$8,272	$15,043	$-	$23,315	$86,648	$-	$-	$86,648

Liabilities
Interest rate swaps	-	371	-	371	-	401	-	401
Total liabilities at fair value	$-	$371	$-	$371	$-	$401	$-	$401

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

During fiscal year 2014, the Company provided services for Biglari Capital under the Shared Services Agreement, costing an aggregate of $1,227.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
During fiscal year 2014, the Company contributed cash and securities it owned with an aggregate value of $111,950 in exchange for limited partner interests in The Lion Fund, L.P. and The Lion Fund II, L.P.  As of April 9, 2014, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $552,101.

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

Note 19. Business Segment Reporting

Net revenue, earnings before income taxes and noncontrolling interests, and net earnings (loss) attributable to Biglari Holdings Inc. for the sixteen and twenty-eight weeks ended April 9, 2014 and April 10, 2013 were as follows:

	Net Revenue
	Sixteen Weeks Ended		Twenty-Eight Weeks Ended
	April 9, 2014	April 10, 2013	April 9, 2014	April 10, 2013
Operating Business:
Restaurant Operations:
Steak n Shake	$229,708	$219,067	$399,088	$382,222
Western	2,877	3,748	5,836	7,331
Total Restaurant Operations	$232,585	$222,815	$404,924	$389,553

Corporate and Other	1,989	2,395	1,989	2,168
	$234,574	$225,210	$406,913	$391,721

	Earnings before income taxes and noncontrolling interests				Net earnings (losses) attibutable to Biglari Holdings Inc.
	Sixteen Weeks Ended		Twenty-Eight Weeks Ended		Sixteen Weeks Ended		Twenty-Eight Weeks Ended

	April 9, 2014	April 10, 2013	April 9, 2014	April 10, 2013	April 9, 2014	April 10, 2013	April 9, 2014	April 10, 2013
Operating Business:
Restaurant Operations:
Steak n Shake	$11,233	$8,353	$16,832	$16,855	$7,243	$6,931	$10,963	$12,597
Western	495	(856)	847	(574)	309	(533)	526	(373)
Total Restaurant Operations	11,728	7,497	17,679	16,281	7,552	6,398	11,489	12,224

Corporate and Other:
Corporate and other	(4,420)	(3,448)	(7,526)	(4,566)	(1,551)	(2,588)	(3,599)	(2,776)
Gain on contribution to investment partnership.	29,524	-	29,524	-	18,305	-	18,305	-
Investment partnership losses	(45,842)	-	(22,349)	-	(28,092)	-	(12,576)	-
Investment losses	-	(570)	-	(569)	-	(353)	-	(352)
Total Corporate and Other	(20,738)	(4,018)	(351)	(5,135)	(11,338)	(2,941)	2,130	(3,128)

Reconciliation of segments to consolidated amount:
Eliminations for losses from investment partnerships	45,842	-	22,349	-	-	-	-	-
Interest expense excluding interest allocated to operating businesses	(3,253)	(2,059)	(4,727)	(3,796)	(2,017)	(1,277)	(2,931)	(2,354)
	$33,579	$1,420	$34,950	$7,350	$(5,803)	$2,180	$10,688	$6,742

As a result of the sale of Biglari Capital and related deconsolidation of the consolidated affiliated partnerships during July 2013, the Company no longer has an investment management segment.  The segment related financial information for the sixteen and twenty-eight weeks ended April 10, 2013 has been restated to eliminate this segment.  Amounts previously reported are now included as a component of corporate and other.

The results of operations of First Guard and Maxim are included in corporate and other.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except share and per share data)

Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, as well as restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants.  The Company is led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Sardar Biglari, Chairman and Chief Executive Officer.

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

Biglari Holdings recognized a non-cash pre-tax gain of $29,524 ($18,305 net of tax) on the contribution of securities to investment partnerships in the second fiscal quarter of 2014. Biglari Holdings’ management does not regard the gain that was recorded, as required by GAAP, as meaningful. The gain recognized for financial reporting purposes is deferred for income tax purposes. The transaction essentially had no effect on our consolidated shareholders’ equity because the gain included in earnings in 2014 was accompanied by a corresponding reduction of unrealized investment gains included in accumulated other comprehensive income.

On February 27, 2014 the Company acquired certain assets and liabilities of Maxim.  Maxim is a brand management company whose business lies in media, publishing, licensing and products. On March 19, 2014, the Company acquired the stock of First Guard Insurance Company and its affiliate, 1st Guard Corporation (collectively “First Guard”).  First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  The financial results for Maxim and First Guard from the acquisition dates to the end of the fiscal quarter are included in the Company’s consolidated financial statements.  The results of these acquisitions were not material, individually, or in aggregate, to the consolidated financial statements.  The purchase price of the two acquisitions was allocated based on the Company’s preliminary purchase price allocation.  The fair value of the assets and liabilities acquired — other than investments, goodwill and intangibles — was not material.

Sixteen Weeks Ended April 9, 2014
We recorded net losses attributable to Biglari Holdings Inc. of $5,803 for the second quarter of fiscal year 2014, as compared with net earnings attributable to Biglari Holdings Inc. of $2,180 in the second quarter of fiscal year 2013.

Twenty-Eight Weeks Ended April 9, 2014
We recorded net earnings attributable to Biglari Holdings Inc. of $10,688 for the current year-to-date period, as compared with net earnings attributable to Biglari Holdings Inc. of $6,742 in the same period of fiscal year 2013.

In fiscal year 2013 the Company completed a rights offering in which 286,767 new shares of common stock were issued.  The earnings per share have been retroactively restated for the sixteen and twenty-eight weeks ended April 10, 2013 to give effect to the rights offering.

As of April 9, 2014, the total number of company-operated and franchised restaurants for Steak n Shake Operations, Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”) was 613 as follows:

	Company-operated	Franchised	Total
Steak n Shake	415	115	530
Western	3	80	83
Total	418	195	613

In the second quarter of 2014, Steak n Shake closed one restaurant and sold two restaurants to franchisees.  Steak n Shake also opened five franchised units.

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

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the consolidated statements of earnings for the sixteen and twenty-eight weeks ended April 9, 2014 and April 10, 2013:

	Sixteen Weeks Ended			Twenty-Eight Weeks Ended

	April 9, 2014		April 10, 2013	April 9, 2014	April 10, 2013

Net revenues
Restaurant Operations:
Net sales	96.6%		97.1%	97.2%	97.6%
Franchise royalties and fees	2.1		1.5	1.9	1.5
Other revenue	0.5		0.4	0.4	0.3
Total	99.2		98.9	99.5	99.4

Other revenue	0.8		-	0.5	-

Revenue from consolidated affiliated partnerships	-		1.1	-	0.6

Total net revenues	100.0		100.0	100.0	100.0

Costs and expenses
Cost of sales	29.3		29.6	29.3	29.5
Restaurant operating costs	47.7		48.2	47.6	47.8
General and administrative	10.6		10.5	10.5	9.5
Depreciation and amortization	3.2		3.4	3.2	3.5
Marketing	4.8		5.2	5.1	5.6
Rent	2.6		2.4	2.6	2.4
Pre-opening costs	0.1		0.0	0.2	0.0
Provision for restaurant closings	0.1		0.1	0.1	0.1
Impairment of intagible assets	-		0.6	-	0.3
Loss on disposal of assets	0.1		0.3	0.1	0.2
Other operating (income) expense	(0.1)		(0.2)	(0.1)	(0.1)

Other income (expenses)
Interest, dividend and other investment income	0.2		1.1	0.3	1.3
Interest on obligations under leases	(1.3)		(1.3)	(1.3)	(1.3)
Interest expense	(0.9)		(0.9)	(0.9)	(1.0)
Debt extinguishment losses	(0.5)		-	(0.3)	-
Realized investment gains/losses	-		-	-	0.0
Gain on contribution to investment partnership	12.6		-	7.3	-
Other-than-temporary impairment losses on investments	-		(0.3)	-	(0.1)
Total other income (expenses)	10.1		(1.4)	5.1	(1.2)

Earnings before income taxes	14.3		0.6	8.6	1.9

Income tax expense (benefit) on operating earnings	4.8		(0.9)	2.9	(0.1)
Income tax benefit on investment partnership losses	(7.6)		-	(2.4)	-
Total income tax expense (benefit)	(2.8)		(0.9)	0.5	(0.1)

Investment partnership losses	(19.5)		-	(5.5)	-

Net earnings	(2.5)		1.5	2.6	2.0

Total earnings/loss attributable to redeemable
noncontrolling interests	-		(0.5)	-	(0.3)

Net earnings attributable to Biglari Holdings Inc.	(2.5	) %	1.0%	2.6%	1.7%

____________________________________________________________________
Cost of sales and restaurant operating costs are expressed as a percentage of net sales.

Comparison of Sixteen Weeks Ended April 9, 2014 to Sixteen Weeks Ended April 10, 2013

Net Earnings / Losses Attributable to Biglari Holdings Inc.
For the current quarter we recorded net losses attributable to Biglari Holdings Inc. of $5,803, or $3.66 per diluted share, as compared with net earnings attributable to Biglari Holdings Inc. of $2,180, or $1.51 per diluted share, for the second quarter of 2013.  The decrease was primarily driven by $28,092 (net of tax) of investment partnership losses.

Net Revenues
In the second quarter of 2014, net sales increased 3.6% from $218,737 to $226,701 primarily because of the increased performance of our restaurant operations, largely driven by Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales increased 3.7% during the second quarter of 2014, and customer traffic increased by 2.9%.

Franchise royalties and fees increased 46.5% during the second quarter of 2014. The number of franchised units was 195 on April 9, 2014, compared to 178 on April 10, 2013.  Franchise fees accounted for a 27.0% increase.  The remaining 19.5% increase is primarily attributable to royalties by new franchised Steak n Shake stores opened in 2013 and 2014.

Other revenue of $1,989 was recorded in the current quarter, primarily related to revenues from Maxim.

Costs and Expenses
Cost of sales was $66,426 or 29.3% of net sales, compared with $64,837 or 29.6% of net sales in the second quarter of 2013.  The increase in costs primarily was related to higher sales.

Restaurant operating costs were $108,096 or 47.7% of net sales compared to $105,377 or 48.2% of net sales in the second quarter of 2013.  The increased costs were mainly caused by higher sales.

General and administrative expenses increased from $23,624 or 10.5% of total net revenues in the second quarter of 2013 to $24,891 or 10.6% of total net revenues.  The operating expenses of Maxim were $3,017, but the net increase in general and administrative expenses was $1,267 because of lower compensation expenses of $1,841.

Depreciation and amortization expense was $7,486 or 3.2% of total net revenues versus $7,750 or 3.4% of total net revenues in the second quarter of 2013.

Marketing expense was $11,309 or 4.8% of total net revenues versus $11,766 or 5.2% of total net revenues in the second quarter of 2013.

Rent expense was $6,100 or 2.6% of total net revenues versus $5,485 or 2.4% of total net revenue in the second quarter of 2013.

Impairment of intangible assets for the second quarter of 2013 of $1,244 was an impairment on the trade name of Western’s company-operated stores, which we decided no longer to use.  No impairments were recorded in 2014.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $472 primarily through accruing dividends, versus $2,436 recorded in the second quarter of 2013.  The decrease is impelled by the contribution of securities on July 1, 2013 to the investment partnerships.  The dividends for 2014 from the contributed securities are reflected in investment partnership results.

Interest expense increased from $2,059 for the second quarter of 2013 to $2,120 for the current quarter.  The loss on extinguishment of debt for the current quarter of $1,133 related to the write-off of deferred loan costs associated with Steak n Shake’s former credit facility.

Income tax benefit increased from $1,965 for the second quarter of 2013 to $6,460 for the current quarter.  The increase in benefit is primarily attributable to decline in carrying value of the investment partnerships.

Investment Partnerships
We recorded $45,842 of investment partnership losses in the second quarter of 2014.  Our interest in the investment partnerships is accounted for as equity method investments.  The carrying value of investment partnerships is inclusive of unrealized gains and losses on their securities.  Our proportional ownership interest in the investment partnerships is net of an incentive fee payable to Biglari Capital, the general partner.

Consolidated Affiliated Partnerships Investment Gains
Prior to the July 1, 2013 sale of Biglari Capital, we accounted for investment gains and losses on securities held by our consolidated affiliated partnerships.  As we have ceased to hold a controlling interest in the consolidated affiliated partnerships, they are no longer consolidated in the Company’s financial statements.  In the second quarter of 2013, we recorded a net realized gain of $69 related to dispositions of investments held by the consolidated affiliated partnerships, an unrealized net investment gain of $2,216, as well as other income of $110 for a total of $2,395. These totals were offset by $1,205 linked to gains attributable to redeemable noncontrolling interests.

Comparison of Twenty-Eight Weeks Ended April 9, 2014 to Twenty-Eight Weeks Ended April 10, 2013

Net Earnings Attributable to Biglari Holdings Inc.
For the current year-to-date period, we recorded net earnings attributable to Biglari Holdings Inc. of $10,688, or $6.72 per diluted share, as compared with net earnings attributable to Biglari Holdings Inc. of $6,742, or $4.68 per diluted share, for the same period of 2013.

Net Revenues
In the current year-to-date period, net sales increased 3.4% from $382,476 to $395,504 primarily because of the increased performance of our restaurant operations, largely driven by Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales increased 3.4% during the current year-to-date period, and customer traffic increased by 2.8%.

Franchise royalties and fees increased 32.3% during the current year-to-date period.  Franchise fees accounted for a 15.6% increase.  The remaining 16.7% increase is primarily attributable to royalties by new Steak n Shake franchised stores already opened in 2013 and 2014.

Other revenue of $1,989 was recorded in the current quarter primarily related to revenues from Maxim.

Costs and Expenses
Cost of sales was $116,071 or 29.3% of net sales, compared with $112,791 or 29.5% of net sales in the same period of 2013.  The increase in costs primarily was related to higher sales.

Restaurant operating costs were $188,442 or 47.6% of net sales compared to $182,737 or 47.8% of net sales in the same period of 2013.  The increased costs were mainly caused by higher sales.

General and administrative expenses increased from $37,201 or 9.5% of total net revenues in the prior year-to-date period of 2013 to $42,898 or 10.5% of total net revenues.  The increased costs were mainly caused by $3,017 of operating expenses for Maxim during the second quarter of 2014.

Depreciation and amortization expense for the current year-to-date period was $13,132 or 3.2% of total net revenues versus $13,693 or 3.5% of total net revenues in the same period of 2013.

Marketing expense for the current year-to-date period was $20,678 or 5.1% of total net revenues versus $21,999 or 5.6% of total net revenues in the same period of 2013.

Rent expense for the current year-to-date period was $10,434 or 2.6% of total net revenues versus $9,497 or 2.4% of total net revenues in the same period of 2013.

Impairment of intangible assets for 2013 of $1,244 was an impairment of the trade name of Western’s company-operated stores, which we decided no longer to use.  No impairments were recorded in 2014.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $1,060 primarily through accruing dividends pertinent to one investment versus $4,980 recorded in the same period of 2013.  The decrease is impelled by the contribution of securities on July 1, 2013 to the investment partnerships.  The dividends for 2014 from the contributed securities are reflected in investment partnership losses.

Interest expense decreased from $3,796 for the prior year-to-date period of 2013 to $3,594 for the current year-to-date period.

Income tax changed from a benefit of $422 for the year-to-date period of 2013 to an expense of $1,913 for the current year-to-date period.  The change in expense is primarily attributable to the deferred tax expense for gains on contributions to investment partnerships.

Biglari Holdings Investment Gains
In the current year-to-date period we recognized a gain of $29,524 ($18,305 net of tax) on the contribution of securities to investment partnerships.  Biglari Holdings’ management does not regard the gain that was recorded, as required by GAAP, as meaningful.  The gain recognized for financial reporting purposes is deferred for income tax purposes.  The transaction essentially had no effect on our consolidated shareholders’ equity because the gain included in earnings in the third quarter was accompanied by a corresponding reduction of unrealized investment gains included in accumulated other comprehensive income.

Investment Partnerships
We recorded $22,349 of investment partnership losses in 2014.  Our interest in the investment partnerships is accounted for as equity method investments.  The carrying value of investment partnerships is inclusive of unrealized gains and losses on their securities.  Our proportional ownership interest in the investment partnerships is net of an incentive fee payable to Biglari Capital, the general partner.

Consolidated Affiliated Partnerships Investment Gains
Prior to the July 1, 2013 sale of Biglari Capital we accounted for investment gains and losses on securities held by our consolidated affiliated partnerships.  As we have ceased to have controlling interest in the consolidated affiliated partnerships, they are no longer consolidated in the Company’s financial statements.  Prospectively from July 1, 2013, we will record earnings from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on the securities held by them) in the consolidated statements of earnings based on our proportional ownership interests in the investment partnerships’ total earnings.

We recorded a net realized gain of $156 in 2013 related to dispositions of investments held by our consolidated affiliated partnerships, an unrealized net investment gain of $1,781, as well as other income of $231 for a total of $2,168. We also received an incentive fee of $21. These amounts were offset by $1,051 connected to earnings attributable to redeemable noncontrolling interests.

Liquidity and Capital Resources
We generated $14,324 in cash flows from operations during the current year-to-date period as compared to $18,810 during the same period of 2013.

Net cash used in investing activities during the current year-to-date period was $85,424 compared to net cash used in investing activities of $54,220 during the same period last year.  The change primarily related to the acquisition of First Guard and Maxim during the current year.

Net cash provided by financing activities during the current year-to-date period was $89,166 compared to net cash used by financing activities of $5,918 during the same period last year.  The change primarily related to the borrowings on a new credit agreement for Steak n Shake.

Our balance sheet continues to maintain significant liquidity. We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, existing credit facilities and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility
On March 19, 2014, Steak n Shake and its subsidiaries entered into a new credit agreement. This credit agreement provides for a senior secured term loan facility in an aggregate principal amount of $220.0 million (the “Term Loan”) and a senior secured revolving credit facility in an aggregate principal amount of up to $30.0 million (the “Revolver”).

The Term Loan, scheduled to mature on March 19, 2021, will amortize at an annual rate of 1.0% in equal quarterly installments, beginning on June 30, 2014, of 0.25% of the original principal amount of the Term Loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement, with the balance due at maturity. The Revolver will be available on a revolving basis until March 19, 2019.

Steak n Shake has the right to request an incremental term loan facility from participating Lenders and/or eligible assignees at any time, up to an aggregate total principal amount not to exceed $70.0 million, provided that certain customary conditions specified in the credit agreement are met.

Borrowings bear interest at a rate per annum equal to the prime rate or Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on loans under the Term Loan will be based on a Eurodollar rate plus an applicable margin of 3.75% or the prime rate plus an applicable margin of 2.75%. Interest on loans under the Revolver will be based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. The applicable margins on Revolver loans will be contingent on Steak n Shake’s total leverage ratio. The Revolver also carries a commitment fee ranging from 0.40% to 0.50% per annum, based on Steak n Shake’s total leverage ratio, on the unused portion of the Revolver.

Both the Term Loan and the Revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the Term Loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining Term Loan proceeds of approximately $51,411 will be used by Steak n Shake for working capital and general corporate purposes. As of April 9, 2014, $220,000 is outstanding under the Term Loan and no amount is outstanding under the Revolver.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the Revolver, relating to a maximum total leverage ratio.  Steak n Shake was in compliance with this financial covenant as of April 9, 2014.

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

The majority of our investments are conducted through investment partnerships that generally hold common stocks. We also hold marketable securities directly. Through investments held by the investment partnerships we hold a concentrated position in the common stock of Cracker Barrel Old Country Store, Inc.  A significant decline in the general stock market or in the prices of major investments may produce a large net loss and decrease in our consolidated shareholders’ equity. Decreases in values of equity investments can have a materially adverse effect on our earnings and on consolidated shareholders’ equity.

We prefer to hold equity investments for very long periods of time; thus, we are not troubled by short-term price volatility assailing our investments.  Our interests in the investment partnerships are committed on a rolling 5-year basis. Market prices for equity securities are subject to fluctuation. Consequently the amount realized in a subsequent sale of an investment may significantly differ from the reported market value.  A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $49,862, along with a corresponding change in shareholders’ equity of approximately 6%.

Borrowings on loans under the Term Loan bear interest at a rate per annum equal to a Eurodollar rate (minimum of 1%) plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%.  Interest on loans under the Revolver bear interest at a rate per annum equal to a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%.  At April 9, 2014, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $228 on our net earnings. On October 11, 2012, Steak n Shake entered into a new interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $259 on April 9, 2014. In February 2011, in connection with the issuance of the term loan under Steak n Shake’s previous credit facility, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixed the interest rate on the term loan at 3.25% through its maturity. The fair value of the interest rate swap was a liability of $112 at April 9, 2014.

We began to transact business in international markets in fiscal year 2013. We have had minimal exposure to foreign currency exchange rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of April 9, 2014.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 9, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 16, 2014

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller