Form 10-Q
period 2014-07-02
BIGLARI HOLDINGS INC.
filed 2014-08-08
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2014

or

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

As of August 4, 2014, 1,721,150 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

Index

BIGLARI HOLDINGS INC.

Index

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	July 2, 2014	September 25, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,516	$94,626
Investments	9,471	85,479
Receivables, net of allowance of $782 and $804, respectively	11,149	7,055
Inventories	6,847	6,475
Deferred income taxes	8,453	-
Assets held for sale	-	561
Other current assets	10,035	3,290
Total current assets	158,471	197,486
Property and equipment, net	352,917	346,147
Goodwill	40,137	28,251
Other intangible assets, net	22,700	7,721
Other assets	13,849	11,239
Investment partnerships	489,031	397,699
Total assets	$1,077,105	$988,543

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	47,017	37,511
Accrued expenses	55,001	54,003
Revolving credit	1,000	-
Deferred income taxes	-	5,511
Current portion of obligations under leases	6,466	6,239
Current portion of long-term debt	2,200	9,750
Total current liabilities	111,684	113,014
Deferred income taxes	86,014	84,525
Obligations under leases	100,793	106,247
Long-term debt	215,130	110,500
Other long-term liabilities	10,017	9,668
Total liabilities	523,638	423,954

Shareholders’ equity
Common stock – $0.50 stated value, 2,500,000 shares authorized – 1,797,941 shares issued at July 2, 2014 and September 25, 2013, 1,566,748 and 1,588,376 shares outstanding (net of treasury stock), respectively	899	899
Additional paid-in capital	269,810	269,810
Retained earnings	368,621	348,339
Accumulated other comprehensive income	238	21,457
Treasury stock – at cost: 231,193 and 209,565 shares (includes 154,151 and 132,406 shares held by investment partnerships) at July 2, 2014 and September 25, 2013, respectively	(86,101)	(75,916)
Biglari Holdings Inc shareholders’ equity	553,467	564,589
Total liabilities and shareholders’ equity	$1,077,105	$988,543

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
 (Unaudited)

(In thousands, except share and per share data)	Twelve Weeks Ended		Forty Weeks Ended
	July 2, 2014	July 3, 2013	July 2, 2014	July 3, 2013

Net revenues
Restaurant Operations:
Net sales	$181,557	$179,105	$577,061	$561,581
Franchise royalties and fees	3,682	3,064	11,296	8,819
Other revenue	714	698	2,520	2,020
Total	185,953	182,867	590,877	572,420

Other revenue	7,276	-	9,265	-

Revenue from consolidated affiliated partnerships	-	1,735	-	3,903

Total net revenues	193,229	184,602	600,142	576,323

Costs and expenses
Cost of sales	54,186	53,041	170,257	165,832
Restaurant operating costs	84,465	84,137	272,907	266,874
General and administrative	29,272	18,609	72,170	55,810
Depreciation and amortization	5,940	5,761	19,072	19,454
Marketing	11,250	11,711	31,928	33,710
Rent	5,060	4,548	15,494	14,045
Pre-opening costs	269	133	934	138
Provision for restaurant closings	-	214	270	500
Impairment of intangible assets	-	-	-	1,244
Loss on disposal of assets	136	121	481	960
Other operating (income) expense	(149)	(138)	(488)	(643)
Total costs and expenses, net	190,429	178,137	583,025	557,924

Other income (expenses)
Interest, dividend and other investment income	235	2,353	1,295	7,333
Interest on obligations under leases	(2,239)	(2,277)	(7,463)	(7,476)
Interest expense	(2,791)	(1,173)	(6,385)	(4,969)
Gain on sale of Biglari Capital Corp.	-	1,597	-	1,597
Debt extinguishment losses	-	-	(1,133)	-
Realized investment gains	57	-	57	1
Gain on contribution to investment partnerships	-	162,869	29,524	162,869
Other than temporary impairment of losses on investments	-	-	-	(570)
Total other income (expenses)	(4,738)	163,369	15,895	158,785

Earnings (losses) before income taxes	(1,938)	169,834	33,012	177,184

Income tax expense (benefit) on operating earnings	(1,050)	62,259	10,636	61,837
Income tax expense (benefit) on investment partnership losses	4,823	-	(4,950)	-
Total income tax expense	3,773	62,259	5,686	61,837

Investment partnership gains/losses	15,305	-	(7,044)	-

Net earnings	9,594	107,575	20,282	115,347

Total earnings attributable to redeemable noncontrolling interests	-	(871)	-	(1,901)

Net earnings attributable to Biglari Holdings Inc.	$9,594	$106,704	$20,282	$113,446
Earnings per share attributable to Biglari Holdings Inc.
Basic earnings per common share	$6.12	$74.57	$12.82	$79.07
Diluted earnings per common share	$6.11	$74.40	$12.80	$78.90

Weighted average shares and equivalents
Basic	1,566,741	1,430,973	1,581,469	1,434,826
Diluted	1,569,807	1,434,194	1,584,863	1,437,814

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

(In thousands)	Twelve Weeks Ended		Forty Weeks Ended
	July 2, 2014	July 3, 2013	July 2, 2014	July 3, 2013

Net earnings attributable to Biglari Holdings Inc	$9,594	$106,704	$20,282	$113,446
Other comprehensive income:
Reclassification of investment appreciation in net earnings	(57)	-	(57)	(1)
Applicable income taxes	19	-	19	-
Reclassification of investment appreciation on contribution to investment partnerships	-	(162,869)	(29,524)	(162,869)
Applicable income taxes	-	61,890	11,219	61,890
Reclassification of other than temporary losses on investments	-	-	-	461
Applicable income taxes	-	-	-	(175)
Net change in unrealized gains and losses on investments	(109)	69,567	(4,704)	140,622
Applicable income taxes	41	(26,435)	1,792	(53,436)
Foreign currency translation	158	14	36	(82)
Other comprehensive income (loss), net	52	(57,833)	(21,219)	(13,590)
Total comprehensive income	$9,646	$48,871	$(937)	$99,856

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

(In thousands)	Forty Weeks Ended
	July 2, 2014	July 3, 2013
Operating activities
Net earnings	$20,282	$115,347
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	19,072	19,454
Provision for deferred income taxes	1,022	59,816
Asset impairments and provision for restaurant closing	270	500
Impairment of intangible assets	-	1,244
Stock-based compensation and other non-cash expenses	446	396
Loss on disposal of assets	481	960
Debt extinguishment losses	1,133	-
Gain on sale of Biglari Capital Corp.	-	(1,597)
Gain on contribution to investment partnerships	(29,524)	(162,869)
Realized investment gains/losses	(57)	(1)
Other than temporary impairment of investments	-	570
Investment partnership losses	7,044	-
Distributions from investment partnerships	5,853	-
Changes in receivables and inventories	(1,741)	(349)
Changes in other assets	(5,280)	(3,030)
Changes in accounts payable and accrued expenses	(140)	7,104
Investment operations of consolidated affiliated partnerships
Sales of investments and distributions from investment partnerships	-	1,516
Realized investment gains, net	-	(261)
Unrealized gains/losses on marketable securities held by consolidated affiliated partnerships	-	(3,336)
Changes in cash and cash equivalents held by consolidated affiliated partnerships	-	(578)
Net cash provided by operating activities	18,861	34,886
Investing activities
Additions of property and equipment	(26,358)	(10,421)
Proceeds from property and equipment disposals	2,543	2,360
Acquisitions of businesses, net of cash acquired	(40,143)	(3,770)
Proceeds from sale of Biglari Capital Corp., net of cash on hand	-	1,699
Purchases of investments and contributions to investment partnerships	(40,000)	(46,977)
Sales of investments	11,736	1
Changes in restricted assets	3,100	-
Net cash (used in) investing activities	(89,122)	(57,108)
Financing activities
Proceeds from revolving credit facility	11,700	17,000
Payments on revolving credit facility	(10,700)	(17,000)
Borrowings on long-term debt	217,800	-
Principal payments on long-term debt	(120,800)	(9,700)
Deferred financing charges	(4,754)	-
Principal payments on direct financing lease obligations	(5,208)	(4,882)
Proceeds from exercise of stock options	3	11
Excess tax benefits from stock-based awards	-	3
Financing activities of consolidated affiliated partnerships:
Contributions from noncontrolling interests	-	1,076
Distributions to noncontrolling interests	-	(2,302)
Net cash provided by (used in) financing activities	88,041	(15,794)
Effect of exchange rate on cash	110	15
Increase (Decrease) in cash and cash equivalents	17,890	(38,001)
Cash and cash equivalents at beginning of period	94,626	60,359
Cash and cash equivalents at end of period	$112,516	$22,358

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Forty Weeks ended July 2, 2014 and July 3, 2013)
(Unaudited)

(In thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 25, 2013	$899	$269,810	$348,339	$21,457	$(75,916)	$564,589
Net earnings attributable to Biglari Holdings Inc.			20,282			20,282
Other comprehensive loss, net				(21,219)		(21,219)
Exercise of stock options and other stock compensation transactions					5	5
Adjustment to Treasury stock for holdings in investment partnerships					(10,190)	(10,190)

Balance at July 2, 2014	$899	$269,810	$368,621	$238	$(86,101)	$553,467

Balance at September 26, 2012	$756	$143,035	$251,983	$43,897	$(90,546)	$349,125
Net earnings attributable to Biglari Holdings Inc.			113,446			113,446
Other comprehensive loss, net				(13,590)		(13,590)
Deconsolidation of affiliated partnerships					25,640	25,640
Increase in fair value of Treasury stock at deconsolidation		12,224				12,224
Exercise of stock options and other stock compensation transactions		3			11	14
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value		(4,810)				(4,810)
Balance at July 3, 2013	$756	$150,452	$365,429	$30,307	$(64,895)	$482,049

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
July 2, 2014
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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  In addition to consolidating wholly-owned entities we consolidate entities if we have a controlling interest in the general partner.  Prior to July 2013, the consolidated financial statements included the accounts of the Company, its wholly-owned subsidiaries (including Biglari Capital Corp. (“Biglari Capital”)), and investment related limited partnerships The Lion Fund, L.P. and Western Acquisitions, L.P. (collectively the “consolidated affiliated partnerships”), in which we had a controlling interest. As a result of the sale of Biglari Capital and the related liquidation of Western Acquisitions, L.P. during July 2013, the Company ceased to have a controlling interest in the consolidated affiliated partnerships.  Accordingly, Biglari Capital and the consolidated affiliated partnerships are no longer consolidated in the Company’s financial statements.

Business Acquisitions
On February 27, 2014 the Company acquired certain assets and liabilities of Maxim.  Maxim is a brand management company whose business lies in media, publishing, licensing and products. On March 19, 2014, the Company acquired the stock of First Guard Insurance Company and its affiliate, 1st Guard Corporation (collectively “First Guard”).  First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  The financial results for Maxim and First Guard from the acquisition dates to the end of the fiscal quarter are included in the Company’s consolidated financial statements.  These acquisitions were not material, individually, or in aggregate, to the Company.  The purchase price of the two acquisitions was allocated based on the Company’s preliminary purchase price allocation.  The fair value of the assets and liabilities acquired — other than investments, goodwill and intangibles — was not material.

Note 2. New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual periods beginning after December 15, 2016 and interim periods therein, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early adoption is not permitted.  We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

Index

In April 2014, the FASB issued ASU 2014-08 Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides a narrower definition of discontinued operations than under existing generally accepted accounting principles (“GAAP”). ASU 2014-08 requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications of held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. We do not believe the adoption of ASU 2014-08 will have a material effect on the Company’s consolidated financial statements.

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

Note 3. Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. In fiscal year 2013, Biglari Holdings completed an offering of transferable subscription rights.  The offering was oversubscribed and 286,767 new shares of common stock were issued.  Earnings per share for the twelve and forty weeks ended July 3, 2013 have been retroactively restated to account for the 2013 rights offering.

For forty weeks which ended July 2, 2014, the shares of Company stock attributable to our limited partner interest in The Lion Fund, L.P. — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding.

Prior to the sale of Biglari Capital on July 1, 2013, all common shares of the Company held by the consolidated affiliated partnerships were recorded in treasury stock on the consolidated balance sheet.  In order to compute the weighted average common shares outstanding, only the shares of treasury stock attributable to the unrelated limited partners of the consolidated affiliated partnerships — based on their proportional ownership during the period — were considered outstanding shares.

The following table presents a reconciliation of basic and diluted weighted average common shares:

	Twelve Weeks Ended		Forty Weeks Ended

	July 2, 2014	July 3, 2013	July 2, 2014	July 3, 2013
Basic earnings per share:
Weighted average common shares	1,566,741	1,430,973	1,581,469	1,434,826
Diluted earnings per share:
Weighted average common shares	1,566,741	1,430,973	1,581,469	1,434,826
Dilutive effect of stock awards	3,066	3,221	3,394	2,988
Weighted average common and incremental shares	1,569,807	1,434,194	1,584,863	1,437,814
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company's common stock	-	759	-	759

Index

Note 4. Investments

Investments consisted of the following:

	July 2, 2014	September 25, 2013
Cost	$9,161	$50,884
Gross unrealized gains	331	34,595
Gross unrealized losses	(21)	-
Fair value	$9,471	$85,479

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

In connection with the acquisition of First Guard we acquired $15,043 of investments.  During the third quarter of fiscal year 2014, the Company realized investment gains of $57 on the sale of a portion of these investments.

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

The fair value and adjustment for Company common stock held by the investment partnerships to determine carrying value of our partnership interest is presented below:

	Fair Value	Fair Value of Company Common Stock	Carrying Value
Partnership interest at September 25, 2013	$455,297	$57,598	$397,699
Investment partnership losses	(9,793)	(2,749)	(7,044)
Contributions of cash and securities (net of distributions) to investment partneships	108,566	-	108,566
Increase in proportionate share of Company stock held	-	10,190	(10,190)
Partnership interest at July 2, 2014	$554,070	$65,039	$489,031

The Company’s proportionate share of Company stock held by investment partnerships at cost is $64,803 and $54,613 at July 2, 2014 and September 25, 2013, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Index

For purposes of distinguishing investment partnership gains and losses, we use the investment partnerships’ results for a similar period.  For the Company’s period ending July 2, 2014, the investment partnerships’ value was utilized as of the period ending June 30, 2014.  Therefore, we recorded $7,044 of losses from investment partnerships during fiscal year 2014. On December 31 of each year, the general partner of the investment partnerships, Biglari Capital, will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%. Our policy is to accrue an estimated incentive fee throughout the fiscal year. Our investment in these partnerships is committed on a rolling 5-year basis.

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below:

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Current and total assets as of June 30, 2014	$170,369	$471,755
Current and total liabilities as of June 30, 2014	$59	$22
Revenue for the nine month period ended June 30, 2014	$2,701	$(2,057)
Earnings for the nine month period ended June 30, 2014	$2,638	$(2,090)
Biglari Holdings’ ownership interest	61.53%	95.24%

The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Note 6. Consolidated Affiliated Partnerships

Collectively, The Lion Fund, L.P. and Western Acquisitions, L.P. were referred to as consolidated affiliated partnerships of the Company.  Certain of the consolidated affiliated partnerships held the Company’s common stock as investments. Within our consolidated financial statements, we classified this common stock as treasury stock though the shares were legally outstanding.

Net earnings for the twelve and forty weeks ended July 3, 2013 of the Company included the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships held in the Company’s common stock which have been eliminated in consolidation.

Realized investment gains/losses arise when investments are sold (as determined on a specific identification basis). The total revenue from consolidated affiliated partnerships, other than holdings of the Company’s common stock, were as follows:

	Twelve Weeks Ended	Forty Weeks Ended
	July 3, 2013	July 3, 2013
Net unrealized gains	$1,555	$3,336
Net realized gains from sale	105	261
Other income	75	306
Total revenue from consolidated affiliated partnerships	$1,735	$3,903

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

Index

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships:

Forty Weeks Ended
July 3, 2013
Carrying value at beginning of period	$52,088
Contributions from noncontrolling interests	1,076
Distributions to noncontrolling interests	(2,302)
Incentive fee	(21)
Income allocation	1,922
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value	4,810
Adjustment to reflect deconsolidation of affiliated partnerships	(57,573)
Carrying value at end of period	$-

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

Note 7. Other Current Assets

Other current assets primarily include prepaid rent and prepaid contractual obligations.

Note 8. Property and Equipment

Property and equipment is composed of the following:

	July 2, 2014	September 25, 2013
Land	$162,895	$162,488
Buildings	160,075	152,891
Land and leasehold improvements	158,045	155,962
Equipment	213,494	209,913
Construction in progress	13,053	5,538
	707,562	686,792
Less accumulated depreciation and amortization	(354,645)	(340,645)
Property and equipment, net	$352,917	$346,147

Index

Note 9. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. Based on the Company’s preliminary purchase price allocations for the First Guard and Maxim acquisitions, the Company recorded $27,358 to goodwill and other intangibles.

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

Other Intangibles
Other intangibles are composed of the following:

	July 2, 2014			September 25, 2013
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Amortizing intangibles:
Right to operate	$1,480	$(1,444)	$36	$1,480	$(1,353)	$127
Franchise agreement	5,310	(2,257)	3,053	5,310	(1,859)	3,451
Other	810	(605)	205	810	(574)	236
Total	7,600	(4,306)	3,294	7,600	(3,786)	3,814
Intangibles with indefinite lives:
Trade names	15,471	-	15,471	-	-	-
Other assets with indefinite lives	3,935	-	3,935	3,907	-	3,907
Total intangible assets	$27,006	$(4,306)	$22,700	$11,507	$(3,786)	$7,721

Intangible assets subject to amortization consist of franchise agreements acquired in connection with the purchase of Western Sizzlin Corporation (“Western”) as well as rights to favorable leases related to prior acquisitions.  These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for the twelve weeks which ended July 2, 2014 and July 3, 2013 was $169. Amortization expense for the forty weeks ending July 2, 2014 and July 3, 2013 was $520.  Total annual amortization expense for each of the next five years will approximate $574.

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

Note 10. Other Assets

Other assets primarily include capitalized software, non-qualified plan investments, the non-current portion of capitalized loan acquisition costs, restricted cash and bonds of $2,625, and the non-current portion of prepaid rent.

Index

Note 11. Borrowings

On March 19, 2014, Steak n Shake Operations, Inc. (“Steak n Shake”) and its subsidiaries entered into a new credit agreement. This credit agreement provides for a senior secured term loan facility in an aggregate principal amount of $220.0 million (the “Term Loan”) and a senior secured revolving credit facility in an aggregate principal amount of up to $30.0 million (the “Revolver”).

The Term Loan is scheduled to mature on March 19, 2021. It will amortize at an annual rate of 1.0% in equal quarterly installments, beginning June 30, 2014, at 0.25% of the original principal amount of the Term Loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement.  The balance will be due at maturity.  The Revolver will be available on a revolving basis until March 19, 2019.

Steak n Shake has the right to request an incremental term loan facility from participating lenders and/or eligible assignees any time, up to an aggregate total principal amount not to exceed $70.0 million if certain customary conditions within the credit agreement are met.

Borrowings bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the Term Loan will be based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the Revolver will be based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. The applicable margins on Revolver loans will be contingent on Steak n Shake’s total leverage ratio. The Revolver also carries a commitment fee ranging from 0.40% to 0.50% per annum, according to Steak n Shake’s total leverage ratio, on the unused portion of the Revolver.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the Revolver, relating to the maximum total leverage ratio.

Both the Term Loan and the Revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the Term Loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining Term Loan proceeds of approximately $51,411 will be used by Steak n Shake for working capital and general corporate purposes.  As of July 2, 2014, $219,450 is outstanding under the Term Loan, and no amount is outstanding under the Revolver.

During the third quarter of fiscal year 2014, Western Sizzlin Corporation drew $1,000 on its revolving credit facility.

Interest Rate Swaps

During fiscal year 2013, Steak n Shake entered into a new interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $222 and $214 on July 2, 2014 and September 25, 2013, respectively, and is included in accrued expenses on the consolidated balance sheet.

During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $7,000 on July 2, 2014. The fair value of the interest rate swap was a liability of $86 and $187 on July 2, 2014 and September 25, 2013, respectively, and is included in accrued expenses on the consolidated balance sheet.

The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at July 2, 2014 and September 25, 2013. The fair value was determined to be a Level 3 fair value measurement.

Note 12. Other Long-term Liabilities

Other long-term liabilities include deferred rent expense, non-qualified plan obligations, deferred gain on sale-leaseback transactions and uncertain tax positions.

Index

Note 13.  Accumulated Other Comprehensive Income

During the twelve weeks and forty weeks ended July 2, 2014, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows:

	Twelve Weeks Ended July 2, 2014
	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Income

Balance as of April 9, 2014	$(114)	$300	$186
Other comprehensive loss before reclassifications	158	(68)	90
Reclassification to (earnings) loss	-	(38)	(38)
Net current period other comprehensive income (loss)	158	(106)	52
Balance as of July 2, 2014	$44	$194	$238

	Forty Weeks Ended July 2, 2014
	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Income

Balance as of September 25, 2013	$8	$21,449	$21,457
Other comprehensive loss before reclassifications	36	(2,912)	(2,876)
Reclassification to (earnings) loss	-	(18,343)	(18,343)
Net current period other comprehensive income (loss)	36	(21,255)	(21,219)
Balance as of July 2, 2014	$44	$194	$238

The following reclassifications were made from accumulated other comprehensive income to the consolidated statement of earnings:

Reclassifications from Accumulated Other Comprehensive Income	Twelve Weeks Ended July 2, 2014	Forty Weeks Ended July 2, 2014	Affected Line Item in the Consolidated Statement of Earnings
Investment Gain	$-	$29,524	Gain on contribution to investment partnership
	57	57	Realized investment gains
	19	11,238	Income tax expense on operating earnings
	$38	$18,343	Net of Tax

Note 14. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax expense for the twelve weeks ending July 2, 2014 was $3,773 compared to $62,259 in the same period in the prior year.  The change in tax expense is primarily attributable to gain on contribution to investment partnerships in the prior year.

As of July 2, 2014 and September 25, 2013, we had approximately $465 and $803, respectively, of unrecognized tax benefits, which are included in other long-term liabilities in the consolidated balance sheet.

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

On June 3, 2013 and July 2, 2013, two shareholders of the Company filed derivative actions putatively on behalf of the Company against the members of our board of directors in the United States District Courts for the Southern District of Indiana and the Western District of Texas. The shareholders allege claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste, and unjust enrichment relating to certain Company transactions, including the Company’s acquisition of Biglari Capital, Mr. Biglari’s incentive agreement, the trademark license agreement between the Company and Mr. Biglari, and the Company’s 2013 rights offering. The shareholders seek to recover unspecified damages, various forms of injunctive relief, and an award of their attorneys’ fees. The Company believes these claims are without merit and intends to defend these cases vigorously.

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

Interest rate swaps: Interest rate swaps are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at July 2, 2014 and September 25, 2013 represent the fair market value for Steak n Shake’s two interest rate swaps.

As of July 2, 2014 and September 25, 2013, the fair values of financial assets and liabilities were as follows:

	July 2, 2014				September 25, 2013

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$12,314	$-	$-	$12,314	$-	$-	$-	$-
Equity securities:
Restaurant/Retail	-	-	-	-	79,357	-	-	79,357
Insurance	6,319	-	-	6,319	6,122	-	-	6,122
Bonds	-	5,752	-	5,752	-	-	-	-

Non-qualified deferred compensation plan investments	1,601	-	-	1,601	1,169	-	-	1,169
Total assets at fair value	$20,234	$5,752	$-	$25,986	$86,648	$-	$-	$86,648

Liabilities
Interest rate swaps	308	-	-	308	-	401	-	401
Total liabilities at fair value	$308	$-	$-	$308	$-	$401	$-	$401

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

Shared Services Agreement
Connected with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate.  The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or the renewed term, as would be applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. under their respective partnership agreements.

Index

During fiscal year 2014, the Company provided services for Biglari Capital under the Shared Services Agreement, costing an aggregate of $1,554.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
During fiscal year 2014, the Company contributed cash and securities it owned with an aggregate value of $108,566 in exchange for limited partner interests in The Lion Fund, L.P. and The Lion Fund II, L.P.  As of July 2, 2014, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $554,070.

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

The license provided under the License Agreement is royalty-free unless and until one of the following events occurs: (i) a Change of Control (as defined in the License Agreement) of the Company; (ii) the termination of Mr. Biglari’s employment by the Company without Cause; or (iii) Mr. Biglari’s resignation from his employment with the Company due to an Involuntary Termination Event (each, a “Triggering Event”).  Following the occurrence of a Triggering Event, Mr. Biglari is entitled to receive a 2.5% royalty on “Revenues” with respect to the “Royalty Period.”  The royalty payment to Mr. Biglari does not apply to all revenues received by Biglari Holdings and its subsidiaries nor does it apply retrospectively (i.e., to revenues received with respect to the period prior to the Triggering Event).  The royalty applies to revenues recorded by the Company on an accrual basis under GAAP, solely with respect to the defined period of time after the Triggering Event equal to the Royalty Period, from a covered Product, Service or business that (1) has used the Biglari Holdings or Biglari name at any time during the term of the License Agreement, whether prior to or after a Triggering Event, or (2) the Company has specifically identified, prior to a Triggering Event, will use the name Biglari or Biglari Holdings.

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

Note 18. Business Segment Reporting

Net revenue, earnings (losses) before income taxes and noncontrolling interests, and net earnings attributable to Biglari Holdings Inc. for the twelve and forty weeks ended July 2, 2014 and July 3, 2013 were as follows:

	Net Revenue
	Twelve Weeks Ended		Forty Weeks Ended
	July 2, 2014	July 3, 2013	July 2, 2014	July 3, 2013
Operating Business:
Restaurant Operations:
Steak n Shake	$182,613	$178,982	$581,701	$561,204
Western	3,340	3,885	9,176	11,216
Total Restaurant Operations	$185,953	$182,867	$590,877	$572,420

Corporate and Other	7,276	1,735	9,265	3,903
	$193,229	$184,602	$600,142	$576,323

	Earnings (losses) before income taxes and noncontrolling interests
	Twelve Weeks Ended		Forty Weeks Ended

	July 2, 2014	July 3, 2013	July 2, 2014	July 3, 2013
Operating Business:
Restaurant Operations:
Steak n Shake	$9,389	$6,932	$26,221	$23,787
Western	635	707	1,482	133
Total Restaurant Operations	10,024	7,639	27,703	23,920

Corporate and Other:
Corporate and other	(9,171)	499	(16,697)	(4,067)
Gain on contribution to investment partnerships	-	162,869	29,524	162,869
Investment partnership gains (losses)	15,305	-	(7,044)	-
Investment losses	-	-	-	(569)
Total Corporate and Other	6,134	163,368	5,783	158,233

Reconciliation of segments to consolidated amount:
Eliminations for gains (losses) from investment partnerships	(15,305)	-	7,044	-
Interest expense excluding interest allocated to operating businesses	(2,791)	(1,173)	(7,518)	(4,969)
	$(1,938)	$169,834	$33,012	$177,184

Index

	Net earnings attibutable to Biglari Holdings Inc.
	Twelve Weeks Ended		Forty Weeks Ended

	July 2, 2014	July 3, 2013	July 2, 2014	July 3, 2013
Operating Business:
Restaurant Operations:
Steak n Shake	$6,657	$5,356	$17,620	$17,953
Western	403	459	929	86
Total Restaurant Operations	7,060	5,815	18,549	18,039

Corporate and Other:
Corporate and other	(6,218)	637	(9,817)	(2,138)
Gain on contribution to investment partnerships	-	100,979	18,305	100,979
Investment partnership gains (losses)	10,482	-	(2,094)	-
Investment losses	-	-	-	(353)
Total Corporate and Other	4,264	101,616	6,394	98,488

Reconciliation of segments to consolidated amount:
Interest expense excluding interest allocated to operating businesses	(1,730)	(727)	(4,661)	(3,081)
	$9,594	$106,704	$20,282	$113,446

As a result of the sale of Biglari Capital and related deconsolidation of the consolidated affiliated partnerships during July 2013, the Company no longer has an investment management segment.  The segment related financial information for the twelve and forty weeks ended July 3, 2013 has been restated to eliminate this segment.  Amounts previously reported are now included as a component of corporate and other.

The results of operations of First Guard and Maxim are included in corporate and other.

Note 19. Subsequent Events

On July 21, 2014 Biglari Holdings announced the terms of a new offering of transferable subscription rights (the “Rights Offering”). Pursuant to the Rights Offering, the Company will distribute one transferable subscription right for each share of its common stock to shareholders of record at the close of business on August 19, 2014.

Every five (5) subscription rights will entitle a shareholder to subscribe for one share of common stock at a price of $250.00 in cash per share. The subscription rights (excluding oversubscription privileges) will be transferable and are expected to be admitted for trading on the New York Stock Exchange (NYSE: BH RT) during the course of the Rights Offering. The subscription period will commence on August 19, 2014 and terminate on September 12, 2014, unless the Rights Offering is extended.

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

Biglari Holdings recognized non-cash pre-tax gains of $29,524 ($18,305 net of tax) in the year-to-date period of fiscal 2014 and $162,869 ($100,979 net of tax) in the same period fiscal 2013, on the contribution of securities to investment partnerships. Biglari Holdings’ management does not regard the gains that were recorded, as required by GAAP, as meaningful. The gains recognized for financial reporting purposes are deferred for income tax purposes. This transaction essentially had no effect on our consolidated shareholders’ equity because the gains included in earnings were accompanied by a corresponding reduction of unrealized investment gains included in accumulated other comprehensive income.

On February 27, 2014 the Company acquired certain assets and liabilities of Maxim.  Maxim is a brand management company whose business lies in media, publishing, licensing and products. On March 19, 2014, the Company acquired the stock of First Guard Insurance Company and its affiliate, 1st Guard Corporation (collectively “First Guard”).  First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  The financial results for Maxim and First Guard from the acquisition dates to the end of the fiscal quarter are included in the Company’s consolidated financial statements.  These acquisitions were not material, individually, or in aggregate, to the Company.  The purchase price of the two acquisitions was allocated based on the Company’s preliminary purchase price allocation.  The fair value of the assets and liabilities acquired — other than investments, goodwill and intangibles — was not material.

Twelve Weeks Ended July 2, 2014
We recorded net earnings attributable to Biglari Holdings Inc. of $9,594 for the third quarter of fiscal year 2014, as compared with net earnings attributable to Biglari Holdings Inc. of $106,704 in the same period of fiscal year 2013.

Forty Weeks Ended July 2, 2014
We recorded net earnings attributable to Biglari Holdings Inc. of $20,282 for the current year-to-date period, as compared with net earnings attributable to Biglari Holdings Inc. of $113,446 in the same period of fiscal year 2013.

In fiscal year 2013 the Company completed a rights offering in which 286,767 new shares of common stock were issued.  The earnings per share have been retroactively restated for the twelve and forty weeks ended July 3, 2013 to give effect to the rights offering.

On July 21, 2014 the Company announced the terms of a new rights offering. The Company will distribute one transferable subscription right for each share of its common stock to shareholders of record at the close of business on August 19, 2014.

Index

As of July 2, 2014, the total number of company-operated and franchised restaurants for Steak n Shake Operations, Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”) was 612 as follows:

	Company-operated	Franchised	Total
Steak n Shake	417	118	535
Western	4	73	77
Total	421	191	612

In the third quarter of 2014, Steak n Shake opened two restaurants and three franchise units.  Western purchased one restaurant previously owned and operated by a franchisee but closed six franchise units.

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

Index

Results of Operations
The following table sets forth the percentage relationship to total net revenues, unless otherwise noted, of items included in the consolidated statements of earnings for the twelve and forty weeks ended July 2, 2014 and July 3, 2013:

	Twelve Weeks Ended		Forty Weeks Ended

	July 2, 2014	July 3, 2013	July 2, 2014	July 3, 2013

Net revenues
Restaurant Operations:
Net sales	94.0%	97.0%	96.2%	97.4%
Franchise royalties and fees	1.9	1.7	1.9	1.5
Other revenue	0.3	0.4	0.4	0.4
Total	96.2	99.1	98.5	99.3

Other revenue	3.8	-	1.5	-

Revenue from consolidated affiliated partnerships	-	0.9	-	0.7

Total net revenues	100.0	100.0	100.0	100.0

Costs and expenses
Cost of sales(1)	29.8	29.6	29.5	29.5
Restaurant operating costs(1)	46.5	47.0	47.3	47.5
General and administrative	15.1	10.1	12.0	9.7
Depreciation and amortization	3.1	3.1	3.2	3.4
Marketing	5.8	6.3	5.3	5.8
Rent	2.6	2.5	2.6	2.4
Pre-opening costs	0.1	0.1	0.2	0.0
Provision for restaurant closings	-	0.1	0.0	0.1
Impairment of intagible assets	-	-	-	0.2
Loss on disposal of assets	0.1	0.1	0.1	0.2
Other operating (income) expense	(0.1)	(0.1)	(0.1)	(0.1)

Other income (expenses)
Interest, dividend and other investment income	0.1	1.3	0.2	1.3
Interest on obligations under leases	(1.2)	(1.2)	(1.2)	(1.3)
Interest expense	(1.4)	(0.6)	(1.1)	(0.9)
Gain on sale of Biglari Capital Corp.	-	0.9	-	0.3
Debt extinguishment losses	-	-	(0.2)	-
Realized investment gains/losses	0.0	-	0.0	0.0
Gain on contribution to investment partnerships	-	88.2	4.9	28.3
Other-than-temporary impairment losses on investments	-	-	-	(0.1)
Total other income (expenses)	(2.5)	88.5	2.6	27.6

Earnings (losses) before income taxes	(1.0)	92.0	5.5	30.7

Income tax expense (benefit) on operating earnings	(0.5)	33.7	1.8	10.7
Income tax expense (benefit) on investment partnership losses	2.5	-	(0.8)	-
Total income tax expense (benefit)	2.0	33.7	1.0	10.7

Investment partnership gains/losses	7.9	-	(1.2)	-

Net earnings	5.0	58.3	3.4	20.0

Total earnings attributable to redeemable noncontrolling interests	-	(0.5)	-	(0.3)

Net earnings attributable to Biglari Holdings Inc.	5.0%	57.8%	3.4%	19.7%

______________________________________________________________________
(1) Cost of sales and restaurant operating costs are expressed as a percentage of net sales

Index

Comparison of Twelve Weeks Ended July 2, 2014 to Twelve Weeks Ended July 3, 2013

Net Earnings / Losses Attributable to Biglari Holdings Inc.
For the current quarter we recorded net earnings attributable to Biglari Holdings Inc. of $9,594 or $6.11 per diluted share, as compared with net earnings attributable to Biglari Holdings Inc. of $106,704, or $74.40 per diluted share, for the third quarter of 2013.  The third quarter of 2014 reflected net losses of $4,547 attributable to Maxim, which included certain expenses deemed necessary to begin transforming the brand.  The same period of 2013 included a net gain on contribution to investment partnerships of $100,979.

Net Revenues
In the third quarter of 2014, net sales increased 1.4% from $179,105 to $181,557 primarily because of the increased performance of our restaurant operations, largely driven by Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales increased 1.0% during the third quarter of 2014, whereas customer traffic increased by 0.5%.

Franchise royalties and fees increased 20.2% during the third quarter of 2014. The franchised units numbered 191 on July 2, 2014, compared to 187 on July 3, 2013.  The increase is primarily attributable to royalties by new franchised Steak n Shake stores which opened in 2013 and 2014.

Other revenue of $7,276 was recorded in the current quarter, primarily related to revenues of $4,703 from Maxim.

Costs and Expenses
Cost of sales was $54,186 or 29.8% of net sales, compared with $53,041 or 29.6% of net sales in the third quarter of 2013.  The increase in costs primarily was attributable to higher sales.

Restaurant operating costs were $84,465 or 46.5% of net sales compared to $84,137 or 47.0% of net sales in the third quarter of 2013.  The increased costs were mainly caused by higher sales.

General and administrative expenses increased from $18,609 or 10.1% of total net revenues in the third quarter of 2013 to $29,272 or 15.1% of total net revenues.  The higher expenses were primarily related to the operating expenses of Maxim.

Depreciation and amortization expense remained consistent at 3.1% as a percentage of total net revenues compared to the prior year quarter’s percentage.

Marketing expense was $11,250 or 5.8% of total net revenues versus $11,711 or 6.3% of total net revenues in the third quarter of 2013.

Rent expense was $5,060 or 2.6% of total net revenues versus $4,548 or 2.5% of total net revenues in the third quarter of 2013.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $235 versus $2,353 recorded in the third quarter of 2013.  The decrease resulted from the contribution of securities on July 1, 2013 to the investment partnerships.  The dividends for 2014 from the contributed securities are reflected in investment partnership results.

Interest expense increased from $1,173 for the third quarter of 2013 to $2,791 for the current quarter.  The increase in expense stem from higher debt balances and higher interest rates.  The outstanding borrowing increased on July 3, 2014 to $220,450 as compared to $122,688 on July 3, 2013.  The interest rate on Steak n Shake’s credit facility was 4.75%, an increase from 3.95% on July 3, 2013.

Income tax expense decreased from $62,259 for the third quarter of 2013 to $3,773 for the current quarter.  The change in tax expense is primarily attributable to gain on contribution to investment partnerships in the prior year.

Investment Partnerships
We recorded $15,305 of investment partnership gains in the third quarter of 2014.  Our interest in the investment partnerships is accounted for as equity method investments.  The carrying value of investment partnerships is inclusive of unrealized gains and losses on their securities.  Our proportional ownership interest in the investment partnerships is net of an incentive fee payable to Biglari Capital, the general partner.

Index

Consolidated Affiliated Partnerships Investment Gains
Prior to the July 1, 2013 sale of Biglari Capital, we accounted for investment gains and losses on securities held by our consolidated affiliated partnerships.  As we have ceased to hold a controlling interest in the consolidated affiliated partnerships, they are no longer consolidated in the Company’s financial statements.  In the third quarter of 2013, we recorded a net realized gain of $105 related to dispositions of investments held by the consolidated affiliated partnerships, an unrealized net investment gain of $1,555, as well as other income of $75 for a total of $1,735. These totals were offset by $871 linked to gains attributable to redeemable noncontrolling interests.

Comparison of Forty Weeks Ended July 2, 2014 to Forty Weeks Ended July 3, 2013

Net Earnings Attributable to Biglari Holdings Inc.
For the current year-to-date period, we recorded net earnings attributable to Biglari Holdings Inc. of $20,282, or $12.80 per diluted share, as compared with net earnings attributable to Biglari Holdings Inc. of $113,446, or $78.90 per diluted share, for the same period of 2013.  The year-to-date period of 2014 included a net gain on contributions to investment partnerships of $18,305 and net losses of $5,604 attributable to Maxim.  The losses from Maxim were primarily driven by certain expenses incurred to begin transforming the brand after acquisition.  The year-to-date period of 2013 included a net gain on contributions to investment partnerships of $100,979.

Net Revenues
In the current year-to-date period, net sales increased 2.8% from $561,581 to $577,061 primarily because of the increased performance of our restaurant operations, largely driven by Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales increased 2.6% during the current year-to-date period, whereas customer traffic increased by 2.1%.

Franchise royalties and fees increased 28.1% during the current year-to-date period.  Franchise fees accounted for a 13.2% increase.  The remaining 14.9% growth is predominantly attributable to royalties by new Steak n Shake franchised stores already opened in 2013 and 2014.

Other revenue of $9,265 was recorded in the current quarter primarily related to revenues of $6,199 from Maxim.

Costs and Expenses
Cost of sales was $170,257 or 29.5% of net sales, compared with $165,832 or 29.5% of net sales in the same period of 2013.  The increase in costs primarily was related to higher sales.

Restaurant operating costs were $272,907 or 47.3% of net sales compared to $266,874 or 47.5% of net sales in the same period of 2013.  The increased costs were mainly caused by higher sales.

General and administrative expenses increased from $55,810 or 9.7% of total net revenues in the prior year-to-date period of 2013 to $72,170 or 12.0% of total net revenues.  The higher costs were mainly caused by $16,413 of operating expenses for Maxim and First Guard during the second and third quarters of 2014.

Depreciation and amortization expense for the current year-to-date period was $19,072 or 3.2% of total net revenues versus $19,454 or 3.4% of total net revenues in the same period of 2013.

Marketing expense for the current year-to-date period was $31,928 or 5.3% of total net revenues versus $33,710 or 5.8% of total net revenues in the same period of 2013.  The lower expense was primarily attributable to lower radio advertising.

Rent expense for the current year-to-date period was $15,494 or 2.6% of total net revenues versus $14,045 or 2.4% of total net revenues in the same period in 2013.

Impairment of intangible assets for 2013 of $1,244 was an impairment of the trade name of Western’s company-operated stores that we decided no longer to use.  No impairments were recorded in 2014.

Other Income (Expenses)
We recorded interest, dividend and other investment income of $1,295 primarily through accruing dividends pertinent to one investment versus $7,333 recorded in the same period of 2013.  The decrease resulted from the contribution of securities on July 1, 2013 to the investment partnerships.  The dividends in 2014 from the contributed securities are reflected in investment partnership losses.

Index

Interest expense increased from $4,969 for the prior year-to-date period of 2013 to $6,385 for the current year-to-date period.  The increase in interest expense was primarily due to the increase in outstanding borrowings and increased interest rates resulting from Steak n Shake’s new credit agreement entered into on March 19, 2014.

Income tax expense decreased from $61,837 for the year-to-date period of 2013 to $5,686 for the current year-to-date period.  The change in tax expense is primarily attributable to gain on contribution to investment partnerships in the prior year.

Biglari Holdings Investment Gains
In the current year-to-date period we recognized a gain of $29,524 ($18,305 net of tax) on the contribution of securities to investment partnerships compared to $162,869 ($100,979 net of tax) in the prior year.  Biglari Holdings’ management does not regard the gains that were recorded, as required by GAAP, to be meaningful.  The gains recognized for financial reporting purposes are deferred for income tax purposes.  The transactions essentially had no effect on our consolidated shareholders’ equity because the gains included in earnings in the third quarter were accompanied by a corresponding reduction of unrealized investment gains included in accumulated other comprehensive income.

Investment Partnerships
We recorded $7,044 of investment partnership losses in 2014.  Our interest in the investment partnerships is accounted for as equity method investments.  The carrying value of investment partnerships is inclusive of unrealized gains and losses on their securities.  Our proportional ownership interest in the investment partnerships is net of an incentive fee payable to Biglari Capital, the general partner.

Consolidated Affiliated Partnerships Investment Gains
Prior to the July 1, 2013 sale of Biglari Capital we accounted for investment gains and losses on securities held by our consolidated affiliated partnerships.  As we have ceased to have controlling interest in the consolidated affiliated partnerships, they are no longer consolidated in the Company’s financial statements.  Prospectively from July 1, 2013, we record earnings from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on the securities held by them) in the consolidated statements of earnings based on our proportional ownership interests in the investment partnerships’ total earnings.

We recorded a net realized gain of $261 in 2013 related to dispositions of investments held by our consolidated affiliated partnerships, an unrealized net investment gain of $3,336, as well as other income of $306 for a total of $3,903. We also received an incentive fee of $21. These amounts were offset by $1,922 connected to earnings attributable to redeemable noncontrolling interests.

Liquidity and Capital Resources
We generated $18,861 in cash flows from operations during the current year-to-date period as compared to $34,886 during the same period of 2013.  The change primarily related to timing of payments of various expenses.

Net cash used in investing activities during the current year-to-date period was $89,122 compared to net cash used in investing activities of $57,108 during the same period last year.  The change primarily related to the acquisitions of First Guard and Maxim during the current year.

Net cash provided by financing activities during the current year-to-date period was $88,041 compared to net cash used by financing activities of $15,794 during the same period last year.  The change primarily related to the borrowings on a new credit agreement for Steak n Shake.

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

The Term Loan is scheduled to mature on March 19, 2021.  It will amortize at an annual rate of 1.0% in equal quarterly installments, beginning on June 30, 2014, of 0.25% of the original principal amount of the Term Loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement.  The balance will be due at maturity. The Revolver will be available on a revolving basis until March 19, 2019.

Index

Steak n Shake has the right to request an incremental term loan facility from participating Lenders and/or eligible assignees at any time, up to an aggregate total principal amount not to exceed $70.0 million if certain customary conditions within the credit agreement are met.

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

Both the Term Loan and the Revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the Term Loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining Term Loan proceeds of approximately $51,411 will be used by Steak n Shake for working capital and general corporate purposes.  As of July 2, 2014, $219,450 is outstanding under the Term Loan and no amount is outstanding under the Revolver.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the Revolver, relating to a maximum total leverage ratio.  Steak n Shake was in compliance with this financial covenant as of July 2, 2014.

During the third quarter of fiscal year 2014, Western Sizzlin Corporation drew $1,000 on its revolving credit facility.

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

We prefer to hold equity investments for very long periods of time; thus, we are not troubled by short-term price volatility assailing our investments.  Our interests in the investment partnerships are committed on a rolling 5-year basis. Market prices for equity securities are subject to fluctuation. Consequently the amount realized in a subsequent sale of an investment may significantly differ from the reported market value.  A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $49,850, along with a corresponding change in shareholders’ equity of approximately 6%.

Borrowings on the Term Loan bear interest at a rate per annum equal to a Eurodollar rate (minimum of 1%) plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%.  Interest on loans under the Revolver bear interest at a rate per annum equal to a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%.  At July 2, 2014, a hypothetical 100 basis point increase in short-term interest rates would not have a significant impact on our net earnings. On October 11, 2012, Steak n Shake entered into a new interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $222 on July 2, 2014. In February 2011, in connection with the issuance of the term loan under Steak n Shake’s previous credit facility, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixed the interest rate on the term loan at 3.25% through its maturity. The fair value of the interest rate swap was a liability of $86 at July 2, 2014.

We began to transact business in international markets in fiscal year 2013. We have had minimal exposure to foreign currency exchange rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of July 2, 2014.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2014

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller