Form 10-K
period 2014-09-24
BIGLARI HOLDINGS INC.
filed 2014-11-24
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 24, 2014

or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 9, 2014 was approximately $662,300,256 based on the closing stock price of $460.94 per share on that day.

As of November 14, 2014, 2,065,586 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

-i-

Part I

Item 1.	Business

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

Biglari Holdings’ fiscal year ends on the last Wednesday in September. Fiscal years 2014, 2013, and 2012 each contain 52 weeks.  On October 16, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from the last Wednesday in September to December 31 of each year.  The Company will file a Transition Report on Form 10-KT for the transition period from September 25, 2014 through December 31, 2014.

Restaurant Operations
The Company’s restaurant operations’ activities are conducted through two restaurant concepts operated by subsidiaries Steak n Shake Operations, Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”). As of September 24, 2014, Steak n Shake operated 416 company-operated restaurants and 124 franchised units. Western operated 4 company-operated restaurants and 71 franchised units.

Steak n Shake is engaged in the ownership, operation, and franchising of Steak n Shake restaurants. Founded in 1934 in Normal, Illinois, Steak n Shake is a classic American brand serving premium burgers and milkshakes.

Western is engaged primarily in the franchising of restaurants.  Founded in 1962 in Augusta, Georgia, Western offers signature steak dishes as well as other classic American menu items. Western also operates other concepts, Great American Steak & Buffet, and Wood Grill Buffet consisting of hot and cold food buffet style dining.

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

International
We have a corporate office in Monaco to support expansion of Steak n Shake in the Middle East and Europe. We are developing an international organization with personnel in various functions to support international efforts. In 2014 we opened two company-operated locations in Europe to introduce and promote the Steak n Shake brand to prospective franchisees. Similar to our domestic franchise agreements, a typical international franchise development agreement provides the vehicle for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant.

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

Government regulations
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

Trademark and licenses
The name and reputation of Steak n Shake is a material asset and management protects it and other service marks through appropriate registrations.

The Company has an exclusive license with Mr. Biglari for the use of the Biglari and Biglari Holdings names and marks in association with various products and services, and has entered into a sublicense agreement with Steak n Shake, LLC and Steak n Shake Enterprises, Inc. providing for the association of the Biglari name and mark with all of Steak n Shake’s restaurants (including Company-operated and franchised locations), products and brands.  See “Certain agreements with our Chairman and CEO may deter a change of control or proxy contest” under Part I, Item 1A and Note 16, “Related Party Transactions” in the accompanying notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Insurance Business
Our insurance business is comprised of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”), which we acquired on March 19, 2014.  First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. First Guard is headquartered in Venice, Florida.

First Guard competes for truck insurance with other companies. The trucking insurance business is highly competitive in the areas of price and service. Vigorous competition is provided by large, well-capitalized companies and by small regional insurers. First Guard’s cost-efficient system and focus on customer service has enabled it to offer competitive rates and achieve an underwriting profit. First Guard uses its own claim staff to manage claims. Seasonal variations in First Guard’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of claims.

The insurance business is stringently regulated by state insurance departments. First Guard operates under licenses issued by various insurance authorities. Such supervision and regulation include matters relating to authorized lines of business, capital and surplus requirements, licensing of insurers, investments, the filing of annual and other financial reports prepared on the basis of Statutory Accounting Principles, the filing and form of actuarial reports, dividends, and a variety of other financial and non-financial matters.

Media Business
Our media business is composed of Maxim.  We acquired certain assets and liabilities of Maxim on February 27, 2014.  Maxim is a brand management company whose business lies in media, in print and digital, and in licensing of products and services. Maxim is headquartered in New York City, New York.

Publishing is a highly competitive business. The Company's magazines and related publishing products and services compete with other mass media, including the Internet and many other leisure-time activities. Competition for advertising dollars is based primarily on advertising rates, circulation levels, reader demographics, advertiser results, and sales team effectiveness.

Maxim products are marketed under various registered brand names, including, but not limited to, “MAXIM®” and “Maxim®”.

Investments
The Company and its subsidiaries have invested in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “the investment partnerships”).  The investment partnerships operate as private investment funds.  As of September 24, 2014, the fair value of the investments was $620.8 million.  These investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements.

Employees
The Company employs 23,130 persons.

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

Risks Relating to Biglari Holdings

We are dependent on our Chairman and CEO.
Our success depends on the services of Sardar Biglari, Chairman and Chief Executive Officer. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. Moreover, certain counterparties have requested and obtained a provision in their agreements with the right to terminate in the event Mr. Biglari ceases to be our Chairman and Chief Executive Officer. If for any reason the services of Mr. Biglari were to become unavailable, a material adverse effect on our business could occur. In addition, as described further below, if the Company were to lose the services of Mr. Biglari, the counterparties maintaining certain contracts with the Company may have a right to terminate those contracts.  At that time, the Company may owe significant amounts of money to Mr. Biglari pursuant to the terms of a license agreement.  Taken as a whole, the losses pertaining to these contracts and the liabilities imposed by the license agreement connected to the loss of Mr. Biglari may materially impact the Company in an adverse manner.

Our historical growth rate is not indicative of our future growth.
When evaluating our historical growth and prospects for future growth, it is important to consider that while our business philosophy has remained relatively constant our mix of business has changed and will continue to change. Our dynamic business model makes it difficult to assess our prospects for future growth.  Restrictions on our access to capital described further below may also adversely affect our ability to execute our plans for future growth.

Biglari Holdings’ access to capital is subject to restrictions that may adversely affect its ability to satisfy its cash requirements or implement its growth strategy.
We are a holding company and are largely dependent upon dividends and other sources of funds from our subsidiaries in order to meet our needs. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.  In addition, the ability of our insurance subsidiaries to pay dividends to Biglari Holdings is regulated by state insurance laws, which limit the amount of, and in certain circumstances may prohibit the payment of, cash dividends. Furthermore, as a result of our substantial investments in The Lion Fund, L.P. and The Lion Fund II, L.P., investment partnerships controlled by Mr. Biglari, our access to capital is restricted by the terms of their respective partnership agreements, as described more fully below.  There is also a high likelihood that we will make additional investments in these investment partnerships.  Taken together, these restrictions may result in our having insufficient funds to satisfy our cash requirements.  As a result, we may need to look to other sources of capital which may be more expensive or may not be available.

Competition.
Each of our operating businesses faces intense competitive pressure within the markets in which they operate. Competition may arise domestically as well as internationally. While we manage our businesses with the objective of achieving long-term sustainable growth by developing and strengthening competitive advantages, many factors, including market changes, may erode or prevent the strengthening of competitive advantages.  Accordingly, future operating results will depend to some degree on whether our operating units are successful in protecting or enhancing their competitive advantages. If our operating businesses are unsuccessful in these efforts, our periodic operating results may decline from current levels in the future.  We also highlight certain competitive risks in the sections below.

Unfavorable domestic and international economic, societal and political conditions could hurt our operating businesses.
To the extent that the recovery from the economic recession continues to be slow or the economy worsens for a prolonged period of time, one or more of our significant operations could be materially harmed. In addition, our restaurant operations depend on having access to borrowed funds through the capital markets at reasonable rates. To the extent that access to credit is restricted or the cost of funding increases, our business could be adversely affected.

Our operating businesses face a variety of risks associated with doing business in foreign markets.
There is no assurance that our international operations will be profitable. Our international operations are subject to all of the risks associated with our domestic operations, as well as a number of additional risks, varying substantially country by country. These include, inter alia, international economic and political conditions, corruption, terrorism, social and ethnic unrest, foreign currency fluctuations, differing cultures and consumer preferences. Our expansion into international markets could also create risks to our brands.

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
The success of our business depends on the continued ability to use the existing trademarks, service marks, and other components of our brand to increase brand awareness and further develop branded products. While we take steps to protect our intellectual property, our rights to our trademarks could be challenged by third parties or our use of these trademarks may result in liability for trademark infringement, trademark dilution, or unfair competition, adversely affecting our profitability. We may also become subject to these risks in the international markets in which we operate and in which we plan to expand.  Any impairment of our intellectual property or brands, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact our business, financial condition and results of operations.

Litigation could have a material adverse effect on our financial position, cash flows and results of operations.
We are or may be from time to time a party to various legal actions, investigations and other proceedings brought by employees, consumers, policyholders, suppliers, shareholders, government agencies or other third parties in connection with matters pertaining to our business, including related to our investment activities. The outcome of such matters is often difficult to assess or quantify and the cost to defend future proceedings may be significant. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any negative allegation regarding our Company, our business or our products could adversely affect our reputation. While we believe that the ultimate outcome of routine legal proceedings individually and in the aggregate will not have a material impact on our financial position, we cannot assure that an adverse outcome on, or reputational damage from, any of these matters would not, in fact, materially impact our business and results of operations for the period when these matters are completed or otherwise resolved.

Certain agreements with our Chairman and CEO may deter a change of control or proxy contest.
We have entered into a license agreement with Sardar Biglari, Chairman and Chief Executive Officer, under which Mr. Biglari has granted the Company an exclusive license to use his name when connected to the provision of certain products and services, as well as a sublicense agreement with Steak n Shake that, inter alia, grants Steak n Shake the right to use the trademark “Steak n Shake by Biglari.” In the event of a change of control of the Company or Mr. Biglari’s termination without cause or resignation following specified occurrences, including (1) his removal as Chairman of the Board or Chief Executive Officer or (2) his no longer maintaining sole capital allocation authority, Mr. Biglari would be entitled to receive revenue-based royalty payments related to the usage of his name under the terms of the license agreement for a defined period of no less than five years. Revenue-based royalties derived from Steak n Shake’s restaurants (including Company operated and franchised locations), products and brands would be included in calculating these royalty payments, which would thus represent significant liability for the Company. A change of control would also enable franchisees to terminate their franchise agreement with us. In addition, we have an incentive agreement with Mr. Biglari, in which he is entitled to receive performance-based annual incentive payments contingent on the growth of the Company’s adjusted book value in each fiscal year. In the event of a change in control or Mr. Biglari’s termination without cause or resignation following specified occurrences, including (1) his removal as Chairman of the Board or Chief Executive Officer or (2) his no longer maintaining sole capital allocation authority, Mr. Biglari would receive specified payments thereunder. The combination of these provisions along with others referenced (e.g., contracts cancellable if Mr. Biglari is no longer Chairman and Chief Executive Officer) all together could create the prevention of a transaction involving a change of control of the Company or deterrence of a potential proxy contest.

The Lion Fund, L.P.’s ownership position in the Company enables it to exert significant influence over matters requiring shareholder approval.
The Lion Fund, L.P., controlled by Mr. Biglari, has the ability to exert significant influence on actions the Company may take in the future that require shareholder approval, including change of control transactions. The Lion Fund, L.P.’s ownership position may conflict with the interests of the Company’s other shareholders.

Risks Relating to Our Restaurant Operations

Our restaurant operations face intense competition from a wide range of industry participants.
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

Changes in economic conditions may have an adverse impact on our restaurant operations.
Our restaurant operations are subject to normal economic cycles affecting the economy in general or the restaurant industry in particular. The restaurant industry has been affected by economic factors, including the deterioration of global, national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. The disruptions experienced in the global economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, which could be harmful to our financial position and results of operations. As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations. In addition, macroeconomic disruptions could adversely impact the availability of financing for our franchisees’ expansions and operations.

Our cash flows and financial position could be negatively impacted if we are unable to comply with the restrictions and covenants in Steak n Shake’s debt agreements.
The Company’s subsidiaries currently maintain debt instruments, including Steak n Shake’s credit agreement, dated as of March 19, 2014, with the lenders party thereto. Covenants in the debt agreements impose operating and financial restrictions, including requiring operating subsidiaries to maintain certain financial ratios and thereby restricting, among other things, their ability to incur additional indebtedness and make distributions to the Company. Their failure to comply with these covenants and restrictions could constitute an event of default that, if not cured or waived, could result, among other things, in the acceleration of their indebtedness, which could negatively impact our operations and business and may also significantly affect our ability to obtain additional or alternative financing. In such event, our cash flows may not be sufficient to fully repay this indebtedness and we cannot assure you that we would be able to refinance or restructure this debt. In addition, the restrictions contained in these debt instruments could adversely affect our ability to finance our operations, acquisitions or investments.

Steak n Shake’s ability to make payments on its credit facility and to fund operations depends on its ability to generate cash, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Steak n Shake may not generate sufficient cash flow from operations to service this debt or to fund its other liquidity needs.

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
Property damage caused by casualties and natural disasters, instances of inclement weather, flooding, hurricanes, fire, and other acts of nature can adversely impact sales in several ways. Many of Steak n Shake’s and Western’s restaurants are located in the Midwest and Southeast portions of the United States. During the first and second fiscal quarters, restaurants in the Midwest may face harsh winter weather conditions. During the first and fourth fiscal quarters, restaurants in the Southeast may experience hurricanes or tropical storms. Our sales and operating results may be negatively affected by these harsh weather conditions, which could make it more difficult for guests to visit our restaurants, necessitate the closure of restaurants for a period of time or costly repairs due to physical damage, or lead to a shortage of employees resulting from unsafe road conditions or an evacuation of the general population.

We are subject to health, employment, environmental, and other government regulations, and failure to comply with existing or future government regulations could expose us to litigation or penalties, damage our reputation, and lower profits.
We are subject to various global, federal, state, and local laws and regulations affecting our restaurant operations. Changes in existing laws, rules and regulations applicable to us, or increased enforcement by governmental authorities, may require us to incur additional costs and expenses necessary for compliance. If we fail to comply with any of these laws, we may be subject to governmental action or litigation, and our reputation could be accordingly harmed. Injury to our reputation would, in turn, likely reduce revenues and profits.

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

Risks Relating to Our Investment Activities

Our investment activities are conducted primarily through outside investment partnerships, The Lion Fund, L.P. and The Lion Fund II, L.P., which are controlled by Mr. Biglari.
As a result of our sale of Biglari Capital Corp. (“Biglari Capital”), general partner of The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, the “investment partnerships”), to Mr. Biglari, and the contribution of our investments to these funds in exchange for limited partner interests, our investment activities are conducted mainly through these outside investment partnerships. Under the terms of their partnership agreements, each contribution made by the Company to the investment partnerships is subject to a five-year lock-up period, and any distribution upon our withdrawal of funds will be paid out over a two-year period (and may be paid in-kind rather than in cash, thus increasing the difficulty of liquidating these investments). As a result of these provisions and our consequent inability to access this capital for a defined period, our capital invested in the investment partnerships may be subject to an increased risk of loss of all or a significant portion of value, and we may become unable to meet our capital requirements.  There is a high likelihood that we will make additional investments in these investment partnerships in the future.

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

The incentive allocation to which Mr. Biglari, as Chairman and Chief Executive Officer of Biglari Capital, general partner of the investment partnerships, is entitled under the terms of the respective partnership agreements is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate.  Unlike Mr. Biglari’s compensation under his incentive agreement with the Company, which may not exceed $10 million for any one-year performance period, the incentive allocation concerning investments held by the investment partnerships is not subject to any such limitation.  Investments made by the Company in the investment partnerships may lead to significant increases in this compensation to Mr. Biglari.

Our investments are unusually concentrated and fair values are subject to a loss in value.
Our investments are predominantly held through the investment partnerships, which generally invest in common stocks. These investments are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.  A significant decline in the major values of these investments may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share and earnings.

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

To avoid becoming and registering as an investment company under the Investment Company Act, we monitor the value of our investments and structure transactions accordingly. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission (the “SEC”), that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

Risks Relating to Our Insurance Business

Our success depends on our ability to underwrite risks accurately and to charge adequate rates to policyholders.
Our results of operations depend on our ability to underwrite and set rates accurately for risks assumed. A primary role of the pricing function is to ensure that rates are adequate to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses, and earning a profit.

Our insurance business is vulnerable to significant catastrophic property loss, which could have an adverse effect on its financial condition and results of operations.
Our insurance business faces a significant risk of loss in the ordinary course of its business for property damage resulting from natural disasters, man-made catastrophes and other catastrophic events. These events typically increase the frequency and severity of commercial property claims. Because catastrophic loss events are by their nature unpredictable, historical results of operations may not be indicative of future results of operations, and the occurrence of claims from catastrophic events may result in significant volatility in our insurance business’ financial condition and results of operations from period to period. We attempt to manage our exposure to these events through reinsurance programs, although there is no assurance we will be successful in doing so.

Inability to obtain reinsurance or to collect ceded losses and loss adjustment expenses could adversely affect our insurance business’s ability to write new policies.
Our insurance business’s purchases reinsurance to help manage its exposure to risk. Under these ceded reinsurance arrangements, another insurer assumes a specified portion of our exposure in exchange for a specified portion of policy premiums. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Thus, any decrease in the amount of this reinsurance will increase the risk of loss.  If our insurance business is unable to obtain sufficient reinsurance at a cost it deems acceptable, it may be unwilling to bear the increased risk and may reduce the level of its underwriting commitments.

Ceded reinsurance does not discharge our insurance business’s direct obligations under the policies it writes. Our insurance business remains liable to policyholders even if it is unable to obtain recoveries under which it believes it is entitled to receive under the reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid.

Our insurance business is subject to extensive existing state, local and foreign governmental regulations that restrict its ability to do business and generate revenues.
Our insurance business is subject to regulation in the jurisdictions in which it operates. These regulations may relate to, among other things, the types of business that can be written, the rates that can be charged for coverage, the level of capital and reserves that must be maintained, and restrictions on the types and size of investments that can be placed. Regulations may also restrict the timing and amount of dividend payments. Accordingly, existing or new regulations related to these or other matters or regulatory actions imposing restrictions on our insurance business may adversely impact its results of operations.

Risks Relating to Our Media Business

Our media business faces significant competition from other magazine publishers and new forms of media, including digital media, and as a result our media business may not be able to improve its operating results.
Our media business competes principally with other magazine publishers. The proliferation of choices available to consumers for information and entertainment has resulted in audience fragmentation and has negatively impacted overall consumer demand for print magazines and intensified competition with other magazine publishers for share of print magazine readership. Our media business also competes with digital publishers and other forms of media. This competition has intensified as a result of the growing popularity of mobile devices and the shift in preference of some consumers from print media to digital media for the delivery and consumption of content.

Our media business derives a significant percentage of its revenues from advertising. Competition among print magazine and digital publishers for advertising is primarily based on the circulation and readership of magazines and the number of visitors to websites, respectively, and the demographics of customers, advertising rates, plus the effectiveness of advertising sales teams. The proliferation of new platforms available to advertisers, combined with continuing competition from print platforms, has impacted both the amount of advertising our media business is able to sell as well as the rates advertisers are willing to pay. Our media business’ ability to compete successfully for advertising also depends on its ability to prove the value of its advertising.

Our pursuit of licensing opportunities for the Maxim brand may prove to be unsuccessful.
The transformation of the business depends to a significant degree upon its ability to develop new licensing agreements to expand the Maxim brand.  However, these licensing efforts may be unsuccessful.  We may be unable to secure favorable terms for future licensing arrangements, which could lead to, among other things, disputes with licensing partners that hinder our ability to grow the Maxim brand.  Future licensing partners may also fail to honor their contractual obligations or take other actions that can diminish the value of the Maxim brand.  Disputes could also arise that prevent or delay our ability to collect licensing revenues under these arrangements. If any of these developments occur or our licensing efforts are otherwise not successful, the value and recognition of the Maxim brand, as well as the prospects of our media business, could be materially, adversely affected.

Our media business is exposed to risks associated with weak economic conditions.
Because magazines are generally discretionary purchases for consumers, circulation revenues are sensitive to general economic conditions and economic cycles. Certain economic conditions such as general economic downturns, including periods of increased inflation, unemployment levels, interest rates, gasoline and other energy prices, or declining consumer confidence, may negatively impact consumer spending. Reduced consumer spending or a shift in consumer spending patterns away from discretionary items will likely result in reduced demand for our media business’s magazines and may also require us to incur increased operating expenses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Office Facilities

Use	Location	Own/Lease
Executive Office	San Antonio, TX	Lease
Executive Office	New York, NY	Lease
Executive Office	Venice, FL	Lease
Executive Office	Roanoke, VA	Lease
Executive Office	Los Angeles, CA	Lease
Executive Office	Monte-Carlo, Monaco	Lease
Executive Office	Indianapolis, IN	Own

Restaurant Properties
As of September 24, 2014, restaurant operations included 615 company-operated and franchised locations. Restaurant operations own the land and building for 154 restaurants.  The following table lists the locations of the restaurants, as of September 24, 2014:

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company-operated	Franchised	Total
Domestic:
Alabama	2	7	—	6	15
Arizona	1	—	—	—	1
Arkansas	—	2	—	17	19
California	—	1	—	2	3
Colorado	2	1	—	—	3
Florida	80	2	—	1	83
Georgia	23	17	—	7	47
Illinois	63	7	—	—	70
Indiana	68	3	—	—	71
Iowa	3	—	—	—	3
Kansas	—	4	—	1	5
Kentucky	14	3	—	—	17
Louisiana	—	1	—	1	2
Maryland	—	—	—	2	2
Michigan	19	1	—	—	20
Mississippi	—	2	—	2	4
Missouri	39	24	—	1	64
Montana	—	1	—	—	1
Nevada	—	2	—	—	2
New Jersey	—	1	—	—	1
New York	1	—	—	—	1
North Carolina	6	6	—	10	22
Ohio	63	—	—	1	64
Oklahoma	—	5	—	9	14
Pennsylvania	6	3	—	—	9
South Carolina	1	4	—	3	8
Tennessee	9	10	—	4	23
Texas	14	9	—	—	23
Virginia	—	4	3	4	11
West Virginia	—	2	1	—	3
International:
France	1	—	—	—	1
Spain	1	—	—	—	1
United Arab Emirates	—	2	—	—	2
Total	416	124	4	71	615

Item 3.	Legal Proceedings

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

On June 3, 2013 and July 2, 2013, two shareholders of the Company filed derivative actions putatively on behalf of the Company against the members of our board of directors in the United States District Courts for the Southern District of Indiana and the Western District of Texas.  The actions were consolidated in the Southern District of Indiana in 2014.  The shareholders allege claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste, and unjust enrichment relating to certain Company transactions, including the Company’s acquisition of Biglari Capital, Mr. Biglari’s incentive agreement, the trademark license agreement between the Company and Mr. Biglari, and the Company’s rights offering. The shareholders seek to recover unspecified damages, various forms of injunctive relief, and an award of their attorneys’ fees. The Company believes these claims are without merit and intends to defend these cases vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Rights Offering
In fiscal years 2014 and 2013, Biglari Holdings completed offerings of transferable subscription rights, distributing one transferable subscription right (“Rights”) for each share of its common stock to shareholders.  Every five Rights entitled a shareholder to subscribe for one share of common stock at a price of $250.00 and $265.00, respectively.  Shareholders on the record date who fully exercised the Rights distributed to them were also entitled to subscribe for and purchase additional shares of common stock not purchased by other Rights holders through their basic subscription privileges.  The offerings were oversubscribed and 344,261 and 286,767 new shares of common stock were issued, respectively.  The Company received net proceeds of $85.9 million and $75.6 million from the offerings, respectively.  Including the issuance of the newly subscribed shares the Company had 2,065,566 shares outstanding as of September 24, 2014.

Market Information
Biglari Holdings’ common stock is listed for trading on the New York Stock Exchange (the “NYSE”), trading symbol:  BH. The following table sets forth the high and low sales prices per share, as reported on the NYSE List and adjusted for the 2014 and 2013 offerings of transferable subscription rights during the periods indicated:

	2014		2013
	High	Low	High	Low
First Quarter	$460.28	$381.26	$328.74	$283.20
Second Quarter	482.14	384.05	347.90	314.85
Third Quarter	430.82	378.03	357.77	321.11
Fourth Quarter	415.97	338.88	401.74	357.62

Shareholders
Biglari Holdings had approximately 10,700 beneficial shareholders, of which approximately 1,100 were record holders of its common stock at November 14, 2014.

Dividends
Biglari Holdings has not declared a cash dividend during the fiscal years ended September 24, 2014, September 25, 2013 and September 26, 2012.

Issuer Purchases of Equity Securities
The following table presents information on purchases of our common stock during the quarterly period ended September 24, 2014 by The Lion Fund, L.P. and Sardar Biglari, each of whom may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

July 3, 2014 – August 2, 2014	-		$-	-	-
August 3, 2014 – September 2, 2014	-		$-	-	-
September 3, 2014 – September 24, 2014	59,006	(1)	$250.00	-	-
Total	59,006	(1)		-	-

(1)
Includes (a) 50,037 and 5,110 shares purchased by The Lion Fund, L.P. and Sardar Biglari, respectively, pursuant to the exercise of their basic subscription privileges in connection with the Company’s subscription rights offering and (b) 3,502 and 357 shares purchased by The Lion Fund, L.P. and Sardar Biglari, respectively, pursuant to the exercise of their oversubscription privileges in connection with the Company’s subscription rights offering.

Performance Graph
The following chart compares the subsequent value of $100 invested in Biglari Holdings’ common stock on September 30, 2009 with a similar investment in the Standard and Poor’s 500 Stock Index and Standard and Poor’s Restaurant Index.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The “Equity Compensation Plan Information” required by Item 201(d) of Regulation S-K will be contained in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed on or before January 22, 2015, and such information is incorporated herein by reference.

Item 6.                                Selected Financial Data

Selected Financial Data for the Past Five Years
(dollars in thousands except per share data)

	52 Weeks Ended

	Fiscal 2014(2)(4)	Fiscal 2013(2)(4)	Fiscal 2012(2)(3)	Fiscal 2011(2)(3)	Fiscal 2010 (2)(3)

Revenue:
Total revenues	$793,811	$755,822	$740,207	$709,200	$673,781

Earnings:
Net earnings attributable to Biglari Holdings Inc.	$28,804	$140,271	$21,593	$34,565	$28,094
Basic earnings per share attributable to Biglari Holdings Inc. (1)	$16.85	$90.89	$13.92	$22.35	$17.29
Diluted earnings per share attributable to Biglari Holdings Inc. (1)	$16.82	$90.69	$13.88	$22.23	$17.19

Year-end data:
Total assets	$1,174,732	$988,543	$773,787	$672,860	$563,839
Long-term notes payable and other borrowings	315,196	216,747	230,603	217,483	142,028
Biglari Holdings Inc. shareholders’ equity	$638,717	$564,589	$349,125	$279,678	$248,995

(1)
Earnings per share of common stock is based on the weighted average number of shares outstanding during the year.  In fiscal year 2014 and 2013 the Company completed rights offerings in which 344,261 and 286,767 new shares of common stock were issued, respectively.  The theoretical earnings per share have been retroactively restated for all years to give effect to the rights offerings.

(2)	Fiscal years 2014, 2013, 2012, 2011, and 2010 ended on September 24, 2014, September 25, 2013, September 26, 2012, September 28, 2011, and September 29, 2010, respectively.
(3)
For financial reporting purposes all common shares of the Company held by the consolidated affiliated partnerships are recorded in treasury stock on the consolidated balance sheet.  For purposes of computing the weighted average common shares outstanding, the shares of treasury stock attributable to the unrelated limited partners of the consolidated affiliated partnerships - based on their proportional ownership during the period - are considered outstanding shares.

(4)
For financial reporting purposes and for purposes of computing the weighted average common shares outstanding, the shares of Company stock attributable to the unrelated limited partners of The Lion Fund, L.P. - based on their proportional ownership during the period - are considered outstanding shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands except per share data)

Net earnings attributable to Biglari Holdings shareholders for each of the past three years are disaggregated in the table that follows.  Amounts are recorded after deducting income taxes.

	2014	2013	2012
Operating businesses:
Restaurant	$17,965	$21,361	$33,110
Insurance	964	-	-
Media	(9,949)	-	-
Total operating businesses	8,980	21,361	33,110
Corporate and other	(4,412)	(7,133)	(9,806)
Investment gains (including contributions)	18,305	115,568	2,604
Investment partnership gains	12,316	14,537	1,953
Interest expense, not allocated to businesses	(6,385)	(4,062)	(6,268)
	$28,804	$140,271	$21,593

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

Our restaurant businesses generated after-tax earnings in each of the last three years.  Restaurant businesses include Steak n Shake and Western.  As of September 24, 2014, Steak n Shake comprised 416 company-operated restaurants and 124 franchised units. Western comprised 4 company-operated restaurants and 71 franchised units.  Steak n Shake’s same-store sales increased in each of the last 23 quarters.  Steak n Shake’s same-store sales increased 2.9%, 2.2% and 3.8% during 2014, 2013, and 2012, respectively.  Steak n Shake’s same-store traffic increased 2.0%, 2.1%, and 3.7% during 2014, 2013, and 2012, respectively.  The term “same-store sales” refers to the sales of Company-operated units open at least 18 months at the beginning of the current period and remained open through the end of the period.  Same-store traffic measures the number of patrons who walk through the same units.

Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”), which we acquired on March 19, 2014.  First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  Our insurance business generated after-tax earnings of $964 during fiscal year 2014.

Our media business is composed of Maxim.  We acquired certain assets and liabilities of Maxim on February 27, 2014.  Maxim is a brand management company whose business lies principally in media and licensing. Our media business generated an after-tax loss of $9,949 from the purchase date to the end of the fiscal year.

In 2014 and 2013 the Company completed rights offerings in which 344,261 and 286,767 new shares of common stock were issued, respectively.  The Company received net proceeds of $85,873 and $75,595 from the offerings, respectively.  Earnings per share have been retroactively restated for all three years to account for the rights offerings.

We have a 52/53 week fiscal year that ended on the last Wednesday in September. Fiscal years 2014, 2013, and 2012 all contained 52 weeks.  On October 16, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from the last Wednesday in September to December 31 of each year.  The Company will file a Transition Report on Form 10-KT for the transition period from September 25, 2014 through December 31, 2014.

The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this Form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors set forth above.

Restaurants

Steak n Shake and Western comprise 615 company-operated and franchised restaurants.  Earnings of our restaurant operations are summarized below.

	2014		2013		2012
Revenue
Net sales	$ 759,889		$ 736,968		$ 721,754
Franchise royalties and fees	15,032		11,741		9,631
Other revenue	3,234		3,210		2,520
Total revenue	778,155		751,919		733,905

Restaurant cost of sales
Cost of food	226,436	29.8%	218,199	29.6%	207,234	28.7%
Restaurant operating costs	358,998	47.2%	348,654	47.3%	337,905	46.8%
Rent	17,073	2.2%	16,150	2.2%	15,916	2.2%
Total cost of sales	602,507		583,003		561,055

Selling, general and administrative
General and administrative	64,872	8.3%	56,485	7.5%	44,003	6.0%
Marketing	43,324	5.6%	44,375	5.9%	42,531	5.8%
Other expenses	5,409	0.7%	4,458	0.6%	2,303	0.3%
Total selling, general and administrative	113,605		105,318		88,837

Depreciation and amortization	24,064	3.1%	24,882	3.3%	26,161	3.6%

Interest on obligations under leases	9,720		9,829		10,073

Earnings before income taxes	28,259		28,887		47,779

Income tax expense	10,294		7,526		14,669

Net earnings	$ 17,965		$ 21,361		$ 33,110

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.
General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

The total number of company-operated and franchised restaurants at September 24, 2014 was as follows:

	Steak n Shake		Western Sizzlin

	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of September 26, 2012	414	83	5	87	589
Net restaurants opened (closed)	1	21	(1)	(5)	16
Total stores as of September 25, 2013	415	104	4	82	605
Net restaurants opened (closed)	1	20	-	(11)	10
Total stores as of September 24, 2014	416	124	4	71	615

Net sales during 2014 were $759,889, an increase of $22,921 over 2013.  The increased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales increased 2.9% during 2014, whereas customer traffic increased by 2.0%.  In 2013, net sales increased 2.1% from $721,754 to $736,968, also primarily because of the increase in Steak n Shake’s same-store sales. Steak n Shake’s same-store sales increased 2.2% during 2013 whereas customer traffic increased by 2.1%.

Franchise royalties and fees increased 28.0% during 2014.  The franchised units numbered 195 at the end of 2014, compared to 186 at the end of 2013.  The increase in franchise fees is primarily attributable to royalties by 41 newly franchised Steak n Shake stores which opened in 2013 and 2014.  Franchise royalties and fees increased 21.9% during 2013. However, franchise fees in conjunction with the opening of the franchised stores by themselves accounted for a 4.7% increase in 2013.  The remaining 17.2% increase is primarily attributable to royalties from Steak n Shake’s newly franchised stores, which opened in 2012 and 2013.

Cost of food in the current year was $226,436 or 29.8% of net sales, compared with $218,199 or 29.6% of net sales in 2013.  The increase in costs was primarily attributable to higher sales.  The price of beef rose during 2014; however, the increased costs were mostly offset by reductions in the prices of other commodities.  In 2013 higher revenues increased cost of food by approximately $5.4 million, and higher commodity prices impacted cost of food by approximately $3.2 million. The cost of food in 2012 was $207,234 or 28.7% of net sales.

Restaurant operating costs were $358,998 or 47.2% of net sales compared to $348,654 or 47.3% in 2013.  The increased costs were mainly based on higher sales.  Restaurant operating costs were $337,905 or 46.8% of net sales in 2012. Restaurant operating costs increased in 2013 over 2012, inter alia, because of increased staffing in our stores of $4.3 million, higher supply costs of $2.3 million, and higher insurance costs of $1.6 million.

Rent expense attributable to restaurant operations remained consistent at 2.2% of net sales, compared to that of the prior years.

General and administrative expenses increased from $56,485 or 7.5% of total revenues in 2013 to $64,872 or 8.3% of total revenues.  The increased costs were primarily attributable to higher compensation expense of $4.1 million and higher recruiting and legal fees of $4.2 million for Steak n Shake’s domestic and international development.  General and administrative expenses increased from $44,003 or 6.0% of total revenues in 2012 to $56,485 or 7.5% of total revenues in 2013. Increased training in 2013 resulted in a higher expense of $2.7 million, which was largely tied to franchise openings. Our efforts to franchise the Steak n Shake concept domestically and internationally have steadily increased general and administrative expenses.

Marketing expense was $43,324 or 5.6% of total revenues in the current year, versus $44,375 or 5.9% of total revenues in 2013 and $42,531 or 5.8% of total revenues in 2012.

Depreciation and amortization expense was $24,064 or 3.1% of total revenues in the current year, versus $24,882 or 3.3% of total revenues in 2013 and $26,161 or 3.6% of total revenues in 2012.

Interest on obligations under leases was $9,720 during the current year, versus $9,829 during 2013 and $10,073 during 2012.  Steak n Shake’s total obligations under leases have decreased as the leases mature.  The total obligations under leases outstanding at the end of 2014, 2013 and 2012 were $106,189, $112,486 and $116,066, respectively.

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  Earnings of our insurance business are summarized below.

2014
Premiums written	$5,330
Insurance losses	2,765
Underwriting expenses	1,489
Total losses and expenses	4,254
Pre-tax underwriting gain	1,076
Commissions	205
Investment income	126
Investment gains	54
Earnings before income taxes	1,461
Income tax expense	497
Contribution to net earnings	$964

Media

Maxim is a brand management company whose business lies principally in media and licensing.  Earnings of our media operations are summarized below.

2014
Revenue	$9,941

Media cost of sales	19,399
Selling, general and administrative expenses	6,523
Loss before income taxes	(15,981)
Income tax benefit	(6,032)
Contribution to net earnings	$(9,949)

We purchased Maxim on February 27, 2014.  During the year we made investments into the brand, many of which are reflected in the reported expenses.  We have recruited personnel to rebuild the media business, both in print and in digital, and to build a licensing business.

Investment Gains

Earnings from our investments are summarized below.

	2014	2013	2012
Gain on contributions to investment partnerships	$29,524	$182,746	$-
Gain on sale of Biglari Capital Corp.	-	1,597	-
Realized investment gains	-	1	4,200
Other than temporary impairment	-	(570)	-
Total gain before tax expense	29,524	183,774	4,200
Tax expense	11,219	68,206	1,596
Contribution to net earnings	$18,305	$115,568	$2,604

Investment gains/losses in any given period will vary; therefore, for analytical purposes, management measures operating performance by analyzing earnings before realized and unrealized investment gains/losses.

On July 1, 2013, Biglari Holdings sold all of the outstanding shares of Biglari Capital Corp. to Mr. Biglari, Chairman and CEO of Biglari Holdings, and recorded a gain of $1,597.  Biglari Capital Corp. is the general partner of The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively “investment partnerships”).  The investment partnerships are limited partnerships operating as private investment funds.  The Company has a limited interest in each of the partnerships.

Biglari Holdings recognized non-cash pre-tax gains of $29,524 ($18,305 net of tax) during 2014 and $182,746 ($114,931 net of tax) during 2013 on the contribution of securities to investment partnerships. Biglari Holdings’ management does not regard the gains that were recorded, as required by generally accepted accounting principles, as meaningful. The gains recognized for financial reporting purposes are deferred for income tax purposes. These transactions essentially had no effect on our consolidated shareholders’ equity because the gains included in earnings were accompanied by a corresponding reduction of unrealized investment gains included in accumulated other comprehensive income.

Realized investment gains of $1 during 2013 and $4,200 during 2012 are gains from securities held directly by the Company and its subsidiaries.

Investment Partnership Gains

Earnings from our investments in partnerships are summarized below.

	2014	2013	2012
Investment partnership gains	$14,055	$20,068	$-
Gains from consolidated affiliated partnerships	-	3,903	6,302
Earnings attributable to redeemable noncontrolling interest	-	(1,901)	(3,152)
Total partnership gains before tax expense	14,055	22,070	3,150
Tax expense	1,739	7,533	1,197
Contribution to net earnings	$12,316	$14,537	$1,953

Prior to sale of Biglari Capital Corp., the Company held a controlling interest in The Lion Fund, L.P. and Western Acquisitions, L.P. (the “consolidated affiliated partnerships”), and we accounted for the partnerships’ gains and losses in our consolidated financial statements.  As a result of the sale of Biglari Capital Corp., the Company no longer has a controlling interest in the consolidated affiliated partnerships.  Because we ceased to have a controlling interest in the consolidated affiliated partnerships, these entities were no longer consolidated in the Company’s financial statements.  From July 1, 2013, we record gains/losses from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on the securities) in the consolidated statements of earnings based on the carrying value of our proportional ownership interests in the investment partnerships.  The Company recorded after-tax earnings from investment partnership gains of $12,316 during 2014 and $13,296 during 2013.  The Company recorded after-tax earnings from the consolidated affiliated partnerships of $1,241 during 2013 and $1,953 during 2012.

Certain of the investment partnerships hold the Company’s common stock as investments.  The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock.   Gains and losses on Company common stock included in the earnings of these partnerships are eliminated.

The consolidated affiliated partnerships held the Company’s common stock as investments.  Net earnings of the Company included the realized and unrealized appreciation/depreciation of the investments held by consolidated affiliated partnerships, other than the realized and unrealized appreciation/depreciation of investments the consolidated affiliated partnerships held in the Company’s common stock, which was eliminated in the consolidation.

Interest Expense

The Company’s interest expense by year is summarized below.

	2014	2013	2012
Interest expense, not attributable to businesses	$(9,166)	$(6,551)	$(8,155)
Loss on debt extinguishment	(1,133)	-	(1,955)
Total interest expense	(10,299)	(6,551)	(10,110)
Tax expense (benefit)	(3,914)	(2,489)	(3,842)
Contribution to net earnings	$(6,385)	$(4,062)	$(6,268)

Interest expense increased from $6,551 in 2013 to $9,166 in the current year.  This increase primarily pertained to higher balances and interest on Steak n Shake’s current credit facility, entered into on March 19, 2014, compared to Steak n Shake’s former credit facility.  The outstanding balance at September 24, 2014 was $219,450 with a 4.75% interest rate compared to $120,250 with a 3.94% interest rate on September 25, 2013. Interest expense in 2013 decreased from $8,155 in 2012.  The decrease primarily pertained to lower interest rates.  On September 26, 2012, the total outstanding debt for Steak n Shake was $132,388.

The loss on extinguishment of debt for 2014 of $1,133 and 2012 of $1,955 related to the write-off of deferred loan costs associated with Steak n Shake’s then outstanding credit facilities.

Corporate and Other

Corporate and other exclude restaurant, insurance and media companies.  Corporate and other registered a net loss of $4,412 in the current year versus a net loss of $7,133 during 2013, and a net loss of $9,806 during 2012.  The after-tax loss decreased in 2014 compared to 2013 primarily because of a decrease in incentive compensation.  The after-tax loss decreased in 2013 as compared to that in 2012 because of an increase in dividend income.

Income Tax Expense

Consolidated income tax expense was 26.2% of pretax income in the current year, versus 34.3% in 2013 and 20.7% in 2012.  The decrease in the Company’s tax rate in 2014 as compared to 2013 was primarily attributable to reduced contributions of securities to investment partnerships.  The Company recognized gains of $29,524 during 2014 and $182,746 during 2013 on the contribution of securities to investment partnerships.  In 2014 and 2013, gains on contributions to investment partnerships were taxed at 38.0% and 37.1%, respectively.  The increase in the Company's tax rate in 2013 compared to 2012 was primarily because of higher effective tax rates for gains on contributions to investment partnerships in 2013.

Financial Condition

Our balance sheet continues to maintain significant liquidity.  Our consolidated shareholders’ equity on September 24, 2014 was $638,717, an increase of $289,592 compared to the September 26, 2012 balance.  The combined increase during 2014 and 2013 in consolidated shareholders’ equity was primarily attributable to an increase in comprehensive income of $124,656 as well as funds raised in equity offerings amounting to $161,468.  The increase in comprehensive income was primarily due to appreciation of our investments.

Consolidated cash and investments are summarized below.

	2014	2013
Cash and cash equivalents	$124,290	$94,626
Investments	21,523	85,479
Fair value of interest in investment partnerships	620,811	455,297
Total cash and investments	766,624	635,402
Less: portion of Company stock held by investment partnerships	(63,573)	(57,598)
Carrying value of cash and investments on balance sheet	$703,051	$577,804

The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock.  Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s results.

Liquidity
During 2014 cash flows from operations primarily consisted of $23,470 of cash flows from earnings (excluding gains) and $10,340 of cash dividends from investment partnerships.  During 2013 and 2012 cash flows from earnings (excluding gains) were $40,234 and $48,597, respectively.

Net cash used in investing activities during 2014 was primarily because of contributions to investment partnerships of $100,000, acquisitions of businesses of $40,143 and capital expenditures of $35,812.  Net cash used in investing activities of $60,765 during 2013 primarily consisted of purchases of investments of $45,277 and capital expenditures of $14,167.  During 2012 net cash used in investing activities was $87,885 based primarily on purchases of investments of $108,825 offset by sales of investments of $38,108.

During 2014 we generated cash from financing activities which primarily resulted from an increase in Steak n Shake borrowings of $101,411 and proceeds from an equity offering of $85,873.  $50,000 of Steak n Shake’s increased borrowings were used to pay a cash dividend to Biglari Holdings and the remaining loan proceeds will be used by Steak n Shake for working capital and general corporate purposes.  During 2013 we generated $75,595 of cash from financing activities from an equity offering.  During 2012 we used $709 of cash in financing activities.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility
On March 19, 2014, Steak n Shake and its subsidiaries entered into a new credit agreement. This credit agreement provides for a senior secured term loan facility in an aggregate principal amount of $220.0 million and a senior secured revolving credit facility in an aggregate principal amount of up to $30.0 million.

The term loan is scheduled to mature on March 19, 2021. It amortizes at an annual rate of 1.0% in equal quarterly installments, beginning June 30, 2014, at 0.25% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement.  The balance will be due at maturity.  The revolver will be available on a revolving basis until March 19, 2019.

Steak n Shake has the right to request an incremental term loan facility from participating lenders and/or eligible assignees at any time, up to an aggregate total principal amount not to exceed $70.0 million if certain customary conditions within the credit agreement are met.

Borrowings bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. The applicable margins on revolver loans are contingent on Steak n Shake’s total leverage ratio. The revolver also carries a commitment fee ranging from 0.40% to 0.50% per annum, according to Steak n Shake’s total leverage ratio, on the unused portion of the revolver.

As of September 24, 2014, the interest rate on the term loan was 4.75%.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio.

Both the term loan and the revolver have been secured by first priority security interests on substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 will be used by Steak n Shake for working capital and general corporate purposes.  As of September 24, 2014, $219,450 was outstanding under the term loan, and no amount is outstanding under the revolver.

Steak n Shake had $10,188 and $6,588 in standby letters of credit outstanding as of September 24, 2014 and September 25, 2013, respectively.

Western Revolver
During fiscal year 2014, Western drew $1,000 due June 13, 2015.

Interest Rate Swap
During fiscal year 2013, Steak n Shake entered into an interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $170 and $214 on September 24, 2014 and September 25, 2013, respectively, and is included in accrued expenses on the consolidated balance sheet.

During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $6,000 on September 24, 2014. The fair value of the interest rate swap was a liability of $63 and $187 on September 24, 2014 and September 25, 2013, respectively, and is included in accrued expenses on the consolidated balance sheet.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our consolidated financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our consolidated financial statements will likely increase or decrease in the future as additional information becomes available.

We believe the following critical accounting policies represent our more significant judgments and estimates used in preparation of our consolidated financial statements.  Given the current composition of our business, we do not believe that any accounting policies related to our insurance or media businesses were critical to the preparation of our consolidated financial statements as of and for the fiscal year ended September 24, 2014.

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

Before the sale of Biglari Capital and liquidation of Western Acquisitions, L.P., the Company consolidated its affiliated partnerships in its consolidated financial statements, which included the accounts of (i) the Company, (ii) its wholly-owned subsidiaries Biglari Capital, Steak n Shake, and Western, and (iii) The Lion Fund, L.P. and Western Acquisitions, L.P. (the “consolidated affiliated partnerships”), in which the Company had a substantive controlling interest.  As a result of the sale of Biglari Capital and the related liquidation of Western Acquisitions, L.P., the Company has ceased to have a controlling interest in the consolidated affiliated partnerships, which, accordingly, are no longer consolidated in the Company’s financial statements.  Beginning July 1, 2013, the consolidated financial statements only include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.

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

Beginning July 1, 2013, our interests in the investment partnerships are accounted for as equity method investments because of our retained limited partner interest in the investment partnerships.  The Company records gains from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the consolidated statement of earnings based on our proportional ownership interest in the investment partnerships.

Impairment of Long-lived Assets
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

Our reserves for self-insured liabilities at September 24, 2014 and September 25, 2013 were $9,221 and $8,629, respectively.

Income Taxes
We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Based on 2014 results, a change of one percentage point in the annual effective tax rate would have an impact of $390 on net earnings.

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

Leases
Restaurant operations lease certain properties under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancelable option periods when failure to exercise such options would result in an economic penalty. We use a time period for straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the rent commencement date of the lease term is the earlier of the date when they become legally obligated for the rent payments or the date when they take access to the grounds for build out. Accounting for leases involves significant management judgment.

Effects of Governmental Regulations and Inflation
Most Restaurant operations employees are paid hourly rates related to minimum wage laws. Any increase in the legal minimum wage would directly increase our operating costs. We are also subject to various laws related to zoning, land use, health and safety standards, working conditions, and accessibility standards. Any changes in these laws that require improvements to our restaurants would increase our operating costs.

Inflation in food, labor, fringe benefits, energy costs, transportation costs and other operating costs directly affect our operations.

The federal healthcare reform legislation that became law in March 2010 (known as the Patient Protection and Affordable Care Act [“PPACA”]) mandates menu labeling of certain nutritional aspects of restaurant menu items such as caloric, sugar, sodium, and fat content. Altering our recipes in response to such legislation could increase our costs and/or change the flavor profile of our menu offerings which could have an adverse impact on our results of operations. Additionally, if our customers perceive our menu items to contain unhealthy caloric, sugar, sodium, or fat content, our results of operations could be further adversely affected.

Additionally, minimum employee health care coverage mandated by state or federal legislation, such as the PPACA, could significantly increase our employee health benefit costs or require us to alter the benefits we provide to our employees. While we are assessing the potential impact the PPACA will have on our business, certain of the mandates in the legislation are not yet effective. If our employee health benefit costs increase, we cannot provide assurance that we will be able to offset these costs through increased revenue or reductions in other costs, which could have an adverse effect on our results of operations and financial condition.

Contractual Obligations
Our significant contractual obligations and commitments as of September 24, 2014 are shown in the following table:

	Payments due by period

Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Long-term debt (1) (2)	$13,478	$26,738	$26,458	$224,582	$291,256
Capital leases and finance obligations (1)	15,586	24,837	15,302	7,903	63,628
Operating leases (3)	16,935	27,434	23,315	59,074	126,758
Purchase commitments (4)	2,281	1,119	35	—	3,435
Other long-term liabilities (5)	—	—	—	1,650	1,650
Total	$48,280	$80,128	$65,110	$293,209	$486,727

(1)	Includes principal and interest and assumes payoff of indebtedness at maturity date.
(2)	Includes outstanding borrowings under Steak n Shake's credit facility.
(3)	Excludes amounts to be paid for contingent rents. Includes amounts to be paid for subleased properties.
(4)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(5)
Includes liabilities for Non-Qualified Deferred Compensation Plan. Excludes our unrecognized tax benefits of $444 as of September 24, 2014 because we cannot make a reliable estimate of the timing of cash payments.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases entered into in the normal course of business.

Recently Issued Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

The majority of our investments are conducted through investment partnerships which generally hold common stocks. We also hold marketable securities directly. Through investments in the investment partnerships we hold a concentrated position in the common stock of Cracker Barrel Old Country Store, Inc.  A significant decline in the general stock market or in the prices of major investments may produce a large net loss and decrease in our consolidated shareholders’ equity. Decreases in values of equity investments can have a materially adverse effect on our earnings and on consolidated shareholders’ equity.

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments.  Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $57,876, along with a corresponding change in shareholders’ equity of approximately 6%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At September 24, 2014, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $236 on our net earnings. On October 11, 2012, Steak n Shake entered into an interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $170 on September 24, 2014. In February 2011, in connection with the issuance of the term loan under Steak n Shake’s previous credit facility, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixed the interest rate on the term loan at 3.25% through its maturity. The fair value of the interest rate swap was a liability of $63 at September 24, 2014.

We have had minimal exposure to foreign currency exchange rate fluctuations in 2014 and 2013 and no exposure in 2012.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the "Company") as of September 24, 2014 and September 25, 2013, and the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the periods ended September 24, 2014, September 25, 2013, and September 26, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Biglari Holdings Inc. and subsidiaries as of September 24, 2014 and September 25, 2013, and the results of their operations and their cash flows for the years ended September 24, 2014, September 25, 2013, and September 26, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the financial statements, during 2014 and 2013, the Company contributed cash and securities with an aggregate value of $174.4 million and $377.6 million, respectively to investment partnerships. The Company and its subsidiaries have invested in the investment partnerships in the form of limited partner interests. These investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements for the investment partnerships.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 24, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
November 22, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the "Company") as of September 24, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Maxim Inc. and subsidiaries which was acquired on February 27, 2014, and First Guard Insurance Company and its agency, 1st Guard Corporation, which were acquired on March 19, 2014, and whose financial statements constitute 5% and 2% of consolidated total assets and consolidated total revenues, respectively, of the consolidated financial statement amounts as of and for the year ended September 24, 2014. Accordingly, our audit did not include the internal control over financial reporting at Maxim Inc., First Guard Insurance Company, 1st Guard Corporation and their respective subsidiaries.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 24, 2014 of the Company and our report dated November 22, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule and included an emphasis of a matter paragraph relating to the contribution of cash and securities to investment partnerships.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
November 22, 2014

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

Management has evaluated the effectiveness of its internal control over financial reporting as of September 24, 2014 based on the criteria set forth in a report entitled Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of September 24, 2014, our internal control over financial reporting is effective based on those criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting excluded Maxim Inc., First Guard Insurance Company, 1st Guard Corporation and their respective subsidiaries, which were acquired in fiscal year 2014.  These acquisitions represented 5% and 2% of consolidated total assets and consolidated total revenues, respectively, of the Company as of and for the year ended September 24, 2014. These acquisitions are more fully discussed in Note 1 of the notes to the consolidated financial statements. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting within one year of the date of the acquisition.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and its report is included herein.

/s/ Sardar Biglari	/s/ Bruce Lewis
Sardar Biglari Chairman and Chief Executive Officer	Bruce Lewis Controller

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands except per-share amounts)

	2014	2013	2012
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues
Restaurant operations	$778,155	$751,919	$733,905
Insurance premiums and other	5,715	-	-
Media advertising and other	9,941	-	-
Other	-	3,903	6,302
	793,811	755,822	740,207
Cost and expenses
Restaurant cost of sales	602,507	583,003	561,055
Insurance losses and underwriting expenses	4,254	-	-
Media cost of sales	19,399	-	-
Selling, general and administrative	128,472	126,835	109,547
Depreciation and amortization	24,905	25,250	26,424
	779,537	735,088	697,026
Other income (expenses)
Interest and dividends	1,182	8,265	4,000
Interest expense	(10,299)	(6,551)	(10,110)
Interest on obligations under leases	(9,720)	(9,829)	(10,073)
Gain on sale of Biglari Capital Corp.	-	1,597	-
Investment gains (including contributions)	29,524	182,177	4,200
Investment partnership gains	14,055	20,068	-
Total other income (expenses)	24,742	195,727	(11,983)

Earnings before income taxes	39,016	216,461	31,198
Income tax expense	10,212	74,289	6,453
Net earnings	28,804	142,172	24,745
Less: Earnings attributable to noncontrolling interests	-	(1,901)	(3,152)
Net earnings attributable to Biglari Holdings Inc.	$28,804	$140,271	$21,593
Earnings per share
Basic earnings per common share	$16.85	$90.89	$13.92
Diluted earnings per common share	$16.82	$90.69	$13.88
Weighted average shares and equivalents
Basic	1,709,621	1,543,370	1,551,613
Diluted	1,712,775	1,546,665	1,555,406

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands)

	2014	2013	2012
	(52 Weeks)	(52 Weeks)	(52 Weeks)

Net earnings attributable to Biglari Holdings Inc.	$28,804	$140,271	$21,593
Other comprehensive income:
Reclassification of investment appreciation in net earnings	(29,578)	(182,286)	(1,455)
Applicable income taxes	11,237	67,640	553
Net change in unrealized gains and losses on investments	(4,930)	146,079	81,075
Applicable income taxes	1,874	(53,881)	(30,808)
Foreign currency translation	(582)	8	-
Other comprehensive (loss) income, net	(21,979)	(22,440)	49,365
Total comprehensive income	$6,825	$117,831	$70,958

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
 (dollars in thousands)

	September 24, 2014	September 25, 2013
Assets
Current assets:
Cash and cash equivalents	$124,290	$94,626
Investments	21,523	85,479
Receivables	15,962	7,055
Inventories	6,892	6,475
Other current assets	17,601	3,851
Total current assets	186,268	197,486
Property and equipment	354,147	346,147
Goodwill	40,164	28,251
Other intangible assets	22,907	7,721
Investment partnerships	557,238	397,699
Other assets	14,008	11,239
Total assets	$1,174,732	$988,543

Liabilities and shareholders’ equity
Liabilities
Current Liabilities:
Accounts payable	$39,207	$31,140
Accrued expenses	64,440	65,885
Current portion of notes payable and other borrowings	9,387	15,989
Total current liabilities	113,034	113,014
Long-term notes payable and other borrowings	315,196	216,747
Deferred taxes	96,762	84,525
Other liabilities	11,023	9,668
Total liabilities	536,015	423,954
Shareholders’ equity
Common stock - 2,065,566 and 1,720,782 shares outstanding	1,071	899
Additional paid-in capital	391,878	269,810
Retained earnings	340,775	348,339
Accumulated other comprehensive income	(522)	21,457
Treasury stock, at cost	(94,485)	(75,916)
Biglari Holdings Inc. shareholders’ equity	638,717	564,589
Total liabilities and shareholders’ equity	$1,174,732	$988,543

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands)

	2014	2013	2012
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities
Net earnings	$28,804	$142,172	$24,745
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	24,905	25,250	26,424
Provision for deferred income taxes	9,164	72,035	(2,727)
Asset impairments and other non-cash expenses	3,253	3,508	3,744
Loss on disposal of assets	977	1,111	611
Gain on sale of Biglari Capital Corp.	-	(1,597)	-
Investment gains (including contributions)	(29,578)	(182,177)	(4,200)
Investment partnership gains	(14,055)	(20,068)	-
Distributions from investment partnerships	10,340	-	-
Changes in receivables and inventories	(5,926)	195	(3,659)
Changes in other assets	(2,599)	(2,742)	1,019
Changes in accounts payable and accrued expenses	2,290	3,764	10,491
Investment operations of consolidated affiliated partnerships:
Purchases of investments	-	-	(14,477)
Sales of investments	-	1,516	26,052
Investment gains/losses	-	(3,597)	(5,942)
Changes in cash and cash equivalents	-	(578)	(12,115)
Net cash provided by operating activities	27,575	38,792	49,966
Investing activities
Additions of property and equipment	(35,812)	(14,167)	(8,675)
Proceeds from property and equipment disposals	2,641	2,449	2,379
Acquisitions of businesses, net of cash acquired	(40,143)	-	-
Purchase of lease rights	-	(3,770)	-
Proceeds from sale of Biglari Capital Corp., net of cash on hand	-	1,699	-
Purchases of investments and contributions to investment partnerships	(112,530)	(46,977)	(108,825)
Sales of investments	11,986	1	38,108
Changes in due to/from broker	-	-	(7,272)
Changes in restricted assets	3,098	-	(3,600)
Net cash used in investing activities	(170,760)	(60,765)	(87,885)
Financing activities
Proceeds from revolving credit facility	11,700	17,000	-
Payments on revolving credit facility	(10,700)	(17,000)	(15,000)
Borrowings on long-term debt	217,800	-	130,000
Principal payments on long-term debt	(120,800)	(12,138)	(110,170)
Deferred financing charges	(4,754)	-	(1,961)
Principal payments on direct financing lease obligations	(6,278)	(5,904)	(5,272)
Proceeds from stock rights offering	85,873	75,595	-
Proceeds from exercise of stock options and employees stock purchase plan	24	16	403
Financing activities of consolidated affiliated partnerships:
Contributions from and distributions to noncontrolling interests, net	-	(1,226)	1,291
Net cash (used in) provided by financing activities	172,865	56,343	(709)
Effect of exchange rate changes on cash	(16)	(103)	-
Increase (decrease) in cash and cash equivalents	29,664	34,267	(38,628)
Cash and cash equivalents at beginning of year	94,626	60,359	98,987
Cash and cash equivalents at end of year	$124,290	$94,626	$60,359

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 28, 2011	$756	$144,569	$230,390	$(5,468)	$(90,569)	$279,678
Net earnings			21,593			21,593
Other comprehensive income, net				49,365		49,365
Exercise of stock options		859			23	882
Adjustment of redeemable noncontrolling interest to maximum redemption value		(2,393)				(2,393)
Balance at September 26, 2012	$756	$143,035	$251,983	$43,897	$(90,546)	$349,125
Net earnings			140,271			140,271
Other comprehensive income, net				(22,440)		(22,440)
Deconsolidation of affiliated partnerships		12,224			25,640	37,864
Adjustment to treasury stock for holdings in investment partnerships					(11,033)	(11,033)
Issuance of stock for rights offering	143	119,367	(43,915)			75,595
Exercise of stock options		(6)			23	17
Adjustment of redeemable noncontrolling
interest to maximum redemption value		(4,810)				(4,810)
Balance at September 25, 2013	$899	$269,810	$348,339	$21,457	$(75,916)	$564,589
Net earnings			28,804			28,804
Other comprehensive income, net				(21,979)		(21,979)
Adjustment to treasury stock for
holdings in investment partnerships					(18,594)	(18,594)
Issuance of stock for rights offering	172	122,069	(36,368)			85,873
Exercise of stock options		(1)			25	24
Balance at September 24, 2014	$1,071	$391,878	$340,775	$(522)	$(94,485)	$638,717

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

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

Fiscal Year
Our fiscal year ends on the last Wednesday in September. Fiscal years 2014, 2013, and 2012 each contain 52 weeks.  On October 16, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from the last Wednesday in September to December 31 of each year.  The Company will file a Transition Report on Form 10-KT for the transition period from September 25, 2014 through December 31, 2014.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Steak n Shake Operations, Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”).  The consolidated financial statements also include the accounts of Maxim Inc. (“Maxim”) and First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”) from the dates of their respective acquisitions.  In addition to consolidating wholly-owned entities we consolidate entities if we have a controlling interest in the general partner.  Intercompany accounts and transactions have been eliminated in consolidation.

Prior to July 2013, the consolidated financial statements included the accounts of the Company, its wholly-owned subsidiaries (including Biglari Capital Corp. [“Biglari Capital”]), and investment related limited partnerships The Lion Fund, L.P. and Western Acquisitions, L.P. (collectively the “consolidated affiliated partnerships”), in which we had a controlling interest.

In July 2013 the Company liquidated the partners’ interest in Western Acquisitions, L.P. by distributing assets of the partnership to the partners and Biglari Holdings sold all of the outstanding shares of Biglari Capital to Mr. Biglari.  Biglari Capital is the general partner of The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively the “investment partnerships"), which are limited partnerships that operate as private investment funds.

As a result of the sale of Biglari Capital and the related liquidation of Western Acquisitions, L.P. the Company ceased to have a controlling interest in Biglari Capital and the consolidated affiliated partnerships.  Accordingly, Biglari Capital and the consolidated affiliated partnerships are no longer consolidated in the Company’s consolidated financial statements.

Western’s, Maxim’s, First Guard’s and the investment partnerships’ September 30 period end for financial reporting purposes differs from the end of the Company’s fiscal year. There were no significant transactions in the intervening period.

Business Acquisitions
On February 27, 2014 the Company acquired certain assets and liabilities of Maxim.  Maxim is a brand management company whose business lies in media, both in print and in digital, and in licensing of products and services.  On March 19, 2014, the Company acquired the stock of First Guard, a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  These acquisitions were not material, individually or in aggregate, to the Company.  The fair value of the assets and liabilities acquired — other than investments, goodwill and intangibles — was not material.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

Cash and Cash Equivalents
Cash equivalents primarily consist of U.S. Government securities and money market accounts, all of which have original maturities of three months or less. Cash equivalents are carried at fair value.

Investments
Our investments consist of available-for-sale securities and are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in investment gains/losses, a component of other income.

Investment Partnerships
Our interests in the investment partnerships are accounted as equity method investments because of our retained limited partner interests.  The Company records investment partnership gains (inclusive of the investment partnerships’ unrealized gains and losses on their securities) as a component of other income based on our proportional ownership interest in the partnerships.

The investment partnerships are for purposes of accounting principles generally accepted in the United States (“GAAP”), investment companies under the AICPA Audit and Accounting Guide Investment Companies. For periods prior to July 1, 2013, the Company retained the specialized accounting for the consolidated affiliated partnerships, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946-810-45.

Concentration of Equity Price Risk
The majority of our investments are conducted through investment partnerships which generally hold common stocks. We also hold marketable securities directly. Through the investment partnerships we hold a concentrated position in the common stock of Cracker Barrel Old Country Store, Inc.  A significant decline in the general stock market or in the prices of major investments may have a materially adverse effect on our earnings and on consolidated shareholders’ equity.

Receivables
Our accounts receivable balance consists primarily of franchisee, customer, and other receivables. We carry our accounts receivable at cost less an allowance for doubtful accounts, which is based on a history of past write-offs and collections and current credit conditions.  Allowance for doubtful accounts was $1,512 and $804 at September 24, 2014 and September 25, 2013, respectively.  Amounts charged to expense and deductions from the allowance totaled $898 and $190, respectively, in 2014.  Amounts charged to expense and deductions from the allowance in 2013 and 2012 were insignificant.

Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items and supply inventory.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized on the straight-line method over the estimated useful lives of the assets (10 to 30 years for buildings and land improvements, and 3 to 10 years for equipment). Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the term of the related leases. Interest costs associated with the construction of new restaurants are capitalized. Major improvements are also capitalized while repairs and maintenance are expensed as incurred. We review our long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For purposes of this assessment, assets are evaluated at the lowest level for which there are identifiable cash flows. If the future undiscounted cash flows of an asset are less than the recorded value, an impairment is recorded for the difference between the carrying value and the estimated fair value of the asset. Refer to Note 3 for information regarding asset impairments.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

Goodwill and Other Intangible Assets
Goodwill and indefinite life intangibles are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangibles to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. No impairments were recorded on goodwill during fiscal years 2014, 2013, or 2012. During fiscal year 2013, the Company recorded an impairment related to the trade name of Western’s company-operated stores.  Refer to Note 8 for information regarding our goodwill and other intangible assets.

Operating Leases
The Company leases certain property under operating leases. Many of these lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. Rent expense is recognized on a straight-line basis over the expected lease term, including cancellable option periods when failure to exercise such options would result in an economic penalty. In addition, the rent commencement date of the lease term is the earlier due date when we become legally obligated for the rent payments, the date when we take access to the property, or the grounds for build out.

Common Stock and Treasury Stock
The Company’s common stock is $0.50 stated value.  The following table presents shares authorized, issued and outstanding:

	September 24, 2014	September 25, 2013
Common stock authorized	2,500,000	2,500,000

Common stock issued	2,142,202	1,797,941
Treasury stock held by the Company	(76,636)	(77,159)
Outstanding shares	2,065,566	1,720,782
Proportional ownership of the Company's common stock in The Lion Fund, L.P.	(187,109)	(132,406)
Net outstanding shares for financial reporting purposes	1,878,457	1,588,376

Revenue Recognition
Restaurant operations
We record revenue from restaurant sales at the time of sale, net of discounts. Revenue from the sale of gift cards is deferred at the time of sale and recognized either upon redemption by the customer or at expiration of the gift cards. Sales revenues are presented net of sales taxes. Unit franchise fees and area development fees are recorded as revenue when said-related restaurant begins operations. Royalty fees and administrative services fees based on franchise sales are recognized as revenue as earned.  License revenue and rental revenues are recognized as revenue when earned.

Restaurant operations revenues were as follows:

	2014	2013	2012

Net sales	$759,889	$736,968	$721,754
Franchise royalties and fees	15,032	11,741	9,631
Other	3,234	3,210	2,520
	$778,155	$751,919	$733,905

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

Insurance premiums and commissions
Insurance premiums are earned over the terms of the related policies. Expenses incurred in connection with acquiring new insurance business, including acquisition costs, are charged to operations as incurred. Premiums earned are stated net of amounts ceded to reinsurer.  Commissions, gains and investment income for fiscal year 2014 were not significant.

Media advertising and other
Magazine subscription and advertising revenues are recognized at the magazine cover date. The unearned portion of magazine subscriptions is deferred until the magazine’s cover date, at which time a proportionate share of the gross subscription price is recognized as revenues, net of any commissions paid to subscription agents. Also included in subscription revenues are revenues generated from single-copy sales of magazines through retail outlets such as newsstands, supermarkets, convenience stores and drugstores and on certain digital devices, which may or may not result in future subscription sales. Revenues from retail outlet sales are recognized based on gross sales less a provision for estimated returns.

Other revenue
Other revenue represents realized and unrealized gains/losses on investments held by consolidated affiliated partnerships.  Realized gains/losses from the disposal of investments held by consolidated affiliated partnerships are determined by specific identification of cost of investments sold.

Restaurant cost of sales
Cost of sales includes the cost of food, restaurant operating costs and restaurant rent expense.  Cost of sales excludes depreciation and amortization, which is presented as a separate line item on the consolidated statement of earnings.

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. In fiscal years 2014 and 2013, Biglari Holdings completed offerings of transferable subscription rights.  The offerings were oversubscribed and 344,261 and 286,767 new shares of common stock were issued, respectively. The Company received net proceeds of $85,873 and $75,595 from the offerings, respectively.  Earnings per share for the 2013 and 2012 fiscal years have been retroactively restated to account for the rights offerings.

For periods after July 1, 2013, the shares of Company stock attributable to our limited partner interest in The Lion Fund, L.P. — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding.

For financial reporting purposes for periods before July 1, 2013, all common shares of the Company held by the consolidated affiliated partnerships are recorded in treasury stock on the consolidated balance sheet.  In order to compute the weighted average common shares outstanding, only the shares of treasury stock attributable to the unrelated limited partners of the consolidated affiliated partnerships — based on their proportional ownership during the period — were considered outstanding shares.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

The following table presents a reconciliation of basic and diluted weighted average common shares:

	2014	2013	2012
Basic earnings per share:
Weighted average common shares	1,709,621	1,543,370	1,551,613
Diluted earnings per share:
Weighted average common shares	1,709,621	1,543,370	1,551,613
Dilutive effect of stock awards	3,154	3,295	3,793
Weighted average common and incremental shares	1,712,775	1,546,665	1,555,406
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock.	—	705	705

Marketing Expense
Advertising costs are charged to expense at the later of the date the expenditure is incurred or the date the promotional item is first communicated.  Marketing expense is included in selling, general and administrative expenses on the consolidated statement of earnings.

Insurance Losses
Liabilities for losses and loss adjustment expenses are established under insurance contracts issued by our insurance subsidiaries. These losses and loss adjustment expenses include an amount for reported losses and an amount for losses incurred but not reported. Reserves for incurred but not reported losses are estimates based upon past experience.  Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance contracts.  Liabilities for insurance losses of $769 are included in accrued expenses in the consolidated balance sheet.

Insurance Reserves
We self-insure a significant portion of expected losses under our workers’ compensation, general liability, auto, directors’ and officers’ and medical liability insurance programs, and record a reserve for our estimated losses on all unresolved open claims and our estimated incurred but not reported claims at the anticipated cost to us. Insurance reserves are recorded in accrued expenses in the consolidated balance sheet.

Savings Plans
Several of our subsidiaries also sponsor deferred compensation and defined contribution retirement plans, such as 401(k) or profit sharing plans.  Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Some of the plans allow for discretionary contributions as determined by management. Employer contributions expensed with respect to these plans were $207, $207 and $213 for fiscal years 2014, 2013 and 2012, respectively.

Use of Estimates
Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

New Accounting Standards
In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect, if any, on its consolidated financial statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual periods beginning after December 15, 2016 and interim periods therein, which will require us to adopt these provisions in the first quarter of 2017. Early adoption is not permitted.  We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers.  The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605. The objective of the amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. The Company is evaluating the effect, if any, on its consolidated financial statements.

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

Change in Presentation
Because in the current year the acquisition of businesses that operate in industries other than restaurant operations, management changed the historical presentation of the financial statements to more clearly present the consolidated financial statements for our diversified business.  Management also consolidated certain line items that were no longer significant concerning the consolidated financial statements.  Prior periods have been reclassified to conform to the current year presentation.  Such changes had no impact on total assets, total revenue, or total net income.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 2. Divestitures

In July 2013, Biglari Holdings sold all of the outstanding shares of Biglari Capital to Mr. Biglari for $1,700.  The Company recorded a gain on the sale of $1,597.  Biglari Capital is the general partner of the investment partnerships.  The Company also liquidated the partners’ interests in Western Acquisitions, L.P. by distributing assets of the partnership to the partners.

Note 3. Impairment and Restaurant Closings

Steak n Shake recorded asset impairment during fiscal years 2014, 2013 and 2012 of $1,433, $1,666, and $901, respectively, in selling, general and administrative expenses.  Steak n Shake closed two restaurants and sold two restaurants to franchisees in   fiscal year 2014.  No company-operated restaurants were closed in fiscal years 2013 and 2012.

Western recorded restaurant closing costs of $72 during fiscal year 2013 in selling, general and administrative expenses. Western closed one company-operated restaurant in each of fiscal years 2014 and 2013.

Note 4. Investments

Investments consisted of the following:

	2014	2013
Cost	$21,439	$50,884
Gross unrealized gains	129	34,595
Gross unrealized losses	(45)	-
Fair value	$21,523	$85,479

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

Investment gains were as follows:

	2014	2013	2012
Gain on contributions to investment partnerships	$29,524	$182,746	$-
Gross realized gains on sales	-	1	4,584
Gross realized losses on sales	-	-	(384)
Other than temporary impairment	-	(570)	-
Investment gains (including contributions)	$29,524	$182,177	$4,200

The Company recognized a pre-tax gain of $29,524 ($18,305 net of tax) on a contribution of $74,418 in securities and $182,746 ($114,931 net of tax) on a contribution of $375,936 in securities to the investment partnerships during fiscal years 2014 and 2013, respectively.  The gains had a material accounting effect on the Company’s fiscal 2014 and 2013 earnings.  However, these gains had no impact on total shareholders’ equity because the investments were carried at fair value prior to the contribution, with the unrealized gains included as a component of accumulated other comprehensive income.

In connection with the acquisition of First Guard we acquired $15,043 of investments.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 5.  Investment Partnerships

Beginning July 1, 2013, as a result of the sale of Biglari Capital the Company reports on the limited partnership interests in investment partnerships under the equity method of accounting.  We record our proportional share of equity in the investment partnerships but exclude Company common stock held by said partnerships.  The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock.  The Company records gains/losses from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the consolidated statements of earnings based on our carrying value of these partnerships.  The fair value is calculated net of the general partner’s accrued incentive fees.  Gains and losses on Company common stock included in the earnings of these partnerships are eliminated because they are recorded as treasury stock.

The fair value and adjustment for Company common stock held by the investment partnerships to determine carrying value of our partnership interest is presented below:

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at July 1, 2013	$54,608	$43,580	$11,028
Investment partnership gains (losses)	23,053	2,985	20,068
Contributions of cash and securities to
investment partnerships	377,636	-	377,636
Increase in proportionate share of Company stock held	-	11,033	(11,033)
Partnership interest at September 25, 2013	455,297	57,598	397,699
Investment partnership gains (losses)	1,436	(12,619)	14,055
Contributions of cash and securities (net of distributions
of $10,340) to investment partnerships	164,078	-	164,078
Increase in proportionate share of Company stock held	-	18,594	(18,594)
Partnership interest at September 24, 2014	$620,811	$63,573	$557,238

The Company’s proportionate share of Company stock held by investment partnerships at cost is $73,207 and $54,613 at September 24, 2014 and September 25, 2013, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

For purposes of distinguishing investment partnership gains and losses, we use the investment partnerships’ results for a similar period.  For the Company’s period ending September 24, 2014, the investment partnerships’ value was utilized as of the period ending September 30, 2014.

We recorded $14,055 and $20,068 of gains from investment partnerships during fiscal years 2014 and 2013, respectively.  On December 31 of each year, the general partner of the investment partnerships, Biglari Capital, will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%. Our policy is to accrue an estimated incentive fee throughout the fiscal year.  The total incentive reallocation from Biglari Holdings to Biglari Capital for calendar year 2013 was $14,702, including $3,655 associated with gains on the Company’s common stock, whose gains are eliminated in our financial statements.  As of September 25, 2013, the Company accrued $5,033 for the incentive fee for Biglari Capital.  No amount was accrued as of September 24, 2014 because net profits for the calendar year to date do not exceed the hurdle.  Our investments in these partnerships are committed on a rolling 5-year basis.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below:

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Current and total assets as of September 30, 2014	$154,561	$548,923
Current and total liabilities as of September 30, 2014	$58	$25
Revenue for the twelve month period ending September 30, 2014	$(12,860)	$19,832
Earnings for the twelve month period ending September 30, 2014	$(12,950)	$19,789
Biglari Holdings’ Ownership Interest	61.6%	95.8%

Current and total assets as of September 30, 2013	$126,121	$408,883
Current and total liabilities as of September 30, 2013	$83	$11
Revenue for the twelve month period ending September 30, 2013	$9,200	$25,109
Earnings for the twelve month period ending September 30, 2013	$9,170	$25,098
Biglari Holdings’ Ownership Interest	52.1%	96.3%

The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Consolidated Affiliated Partnerships
Prior to July 2013, The Lion Fund, L.P. and Western Acquisitions, L.P. were referred to as consolidated affiliated partnerships of the Company.  Certain of the consolidated affiliated partnerships held the Company’s common stock as investments. Net earnings for fiscal year 2013 and 2012 of the Company included the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships held in the Company’s common stock which were eliminated in consolidation.  The affiliated partnerships were no longer consolidated as of September 24, 2014 or September 25, 2013.

Realized investment gains/losses in the consolidated affiliated partnerships arose when investments were sold.  The net unrealized and realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities, for the fiscal years ended September 25, 2013 and September 26, 2012 were as follows:

	2013	2012
Gross unrealized gains	$3,746	$3,047
Gross unrealized losses	(410)	-
Net realized gains from sale	261	2,895
Other income	306	360
Total	$3,903	$6,302

The limited partners of each of the investment funds had the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners was presented as redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value.  The affiliated partnerships are no longer consolidated.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships:

	2013	2012
Carrying value at beginning of year	$52,088	$45,252
Contributions from noncontrolling interests	1,076	1,545
Distributions to noncontrolling interests	(2,302)	(254)
Incentive fee	(21)	(36)
Income allocation	1,922	3,188
Adjustment to redeemable noncontrolling interest to reflect maximum
redemption value	4,810	2,393
Adjustment to reflect deconsolidation of affiliated partnerships	(57,573)	-
Carrying value at end of year	$-	$52,088

Note 6. Other Current Assets

Other current assets primarily include deferred tax assets, prepaid rent and other prepaid contractual obligations.

Note 7. Property and Equipment

Property and equipment is composed of the following:

	2014	2013
Land	$162,731	$162,488
Buildings	160,086	152,891
Land and leasehold improvements	157,622	155,962
Equipment	218,985	209,913
Construction in progress	9,450	5,538
	708,874	686,792
Less accumulated depreciation and amortization	(354,727)	(340,645)
Property and equipment, net	$354,147	$346,147

Depreciation and amortization expense for property and equipment for fiscal years 2014, 2013, and 2012 was $23,112, $23,422, and $24,290, respectively.

Note 8. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows:

	Restaurants	Other	Total
Goodwill at September 26, 2012	$27,529	$-	$27,529
Acquisitions during 2013	722	-	722
Goodwill at September 25, 2013	28,251	-	28,251
Acquisitions during 2014	-	11,913	11,913
Goodwill at September 24, 2014	$28,251	$11,913	$40,164

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

We are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The analysis of potential impairment of goodwill requires a two-step approach. The first is the estimation of fair value of each reporting unit. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment occurs when the estimated fair value of goodwill is less than its carrying value.

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.  No impairment charges for goodwill were recorded in fiscal years 2014, 2013 or 2012.

Other Intangibles
Other intangibles are composed of the following:

	2014			2013
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,471)	$9	$1,480	$(1,353)	$127
Franchise agreement	5,310	(2,390)	2,920	5,310	(1,859)	3,451
Other	810	(615)	195	810	(574)	236
Total	7,600	(4,476)	3,124	7,600	(3,786)	3,814
Intangible assets with indefinite lives:
Trade names	15,876	-	15,876	-	-	-
Other assets with indefinite lives	3,907	-	3,907	3,907	-	3,907
Total intangible assets	$27,383	$(4,476)	$22,907	$11,507	$(3,786)	$7,721

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for fiscal years 2014, 2013, and 2012 was $690, $690 and $702, respectively. Total annual amortization expense for each of the next five years will approximate $567.

The Company acquired Maxim and First Guard during fiscal year 2014 and lease rights during fiscal year 2013.  Portions of the purchase prices were allocated to intangible assets with indefinite lives.

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.  During fiscal year 2013, the Company recorded an impairment loss for an intangible asset of $1,244 in selling, general and administrative.  This number represents the trade name of Western’s company-operated stores, which we decided not to use any longer.  The calculation of fair value for the trade name was determined primarily by using a discounted cash flow analysis.

Note 9. Other Assets

Other assets primarily include non-qualified plan investments, the non-current portion of capitalized loan acquisition costs, restricted cash and bonds and the non-current portion of prepaid rent.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 10.  Accrued Expenses

Accrued expenses include the following:

	2014	2013
Salaries, wages, and vacation	$14,681	$22,379
Taxes payable	14,072	12,986
Gift card liability	9,089	6,371
Deferred income taxes	-	5,511
Deferred revenue	8,781	4,756
Workers' compensation and other self-insurance accruals	9,221	8,629
Other	8,596	5,253
Accrued expenses	$64,440	$65,885

Note 11. Other Liabilities

Other liabilities include the following:

	2014	2013
Deferred rent expense	$6,447	$6,469
Other	4,576	3,199
Other liabilities	$11,023	$9,668

Note 12. Income Taxes

The components of the provision for income taxes consist of the following:

	2014	2013	2012
Current:
Federal	$571	$506	$7,275
State	477	1,748	1,905
Deferred	9,164	72,035	(2,727)
Total income taxes	$10,212	$74,289	$6,453

Reconciliation of effective income tax:
Tax at U.S. statutory rates (35%)	$13,656	$75,762	$10,919
State income taxes, net of federal benefit	1,369	5,043	1,063
Federal income tax credits	(4,298)	(4,249)	(3,517)
Tax attributed to noncontrolling interests	-	(666)	(1,103)
Dividends received deduction	(3,650)	(2,647)	(963)
Valuation allowance	985	-	-
Foreign tax rate differences	1,993	-	-
Other	157	1,046	54
Total income taxes	$10,212	$74,289	$6,453

Income taxes paid totaled $4,829 in fiscal year 2014, $1,518 in fiscal year 2013, and $16,802 in fiscal year 2012. Income tax refunds totaled $17 in fiscal year 2014, $52 in fiscal year 2013 and $641 in fiscal year 2012.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

As of September 24, 2014, we had approximately $444 of unrecognized tax benefits, including approximately $61 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. During fiscal year 2014, we recognized approximately $37 in potential interest and penalties associated with uncertain tax positions. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. The unrecognized tax benefits of $444 would impact the effective income tax rate if recognized.

The following table summarizes the Company’s unrecognized tax benefits, excluding interest and penalties:

September 28, 2011	$1,480
Gross increases – current period tax positions	109
Lapse of statute of limitations	(843)
September 26, 2012	746
Gross increases – current period tax positions	25
Gross decreases – prior period tax positions	(6)
Lapse of statute of limitations	(62)
September 25, 2013	703
Gross increases – current period tax positions	37
Gross decreases – prior period tax positions	(1)
Lapse of statute of limitations	(356)
September 24, 2014	$383

We file income tax returns which are periodically audited by various foreign, federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2011. We believe we have certain state income tax exposures related to fiscal years 2010 through 2014.  Because of the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $216 within 12 months.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our deferred tax assets and liabilities consist of the following:

	2014	2013
Deferred tax assets:
Insurance reserves	$3,321	$2,938
Share-based payments	10	13
Compensation accruals	2,276	1,952
Gift card accruals	1,303	942
Net operating loss credit carryforward	1,292	60
Valuation allowance on international net operating losses	(1,232)	-
Income tax credit carryforward	1,695	-
Other	2,824	2,027
Total deferred tax assets	11,489	7,932

Deferred tax liabilities:
Investments	88,050	91,405
Fixed asset basis difference	4,479	3,187
Goodwill and intangibles	4,910	3,376
Total deferred tax liabilities	97,439	97,968
Net deferred tax liability	(85,950)	(90,036)
Less current portion	10,812	(5,511)
Long-term liability	$(96,762)	$(84,525)

Receivables on the consolidated balance sheet include income tax receivables of $5,050 and $1,662 as of September 24, 2014 and September 25, 2013, respectively.  The current deferred tax asset of $10,812 as of September 24, 2014 is included in other current assets on the consolidated balance sheet.  The current deferred tax liability of $5,511 as of September 25, 2013 is included in accrued expenses on the consolidated balance sheet.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 13. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following:

	2014	2013
Notes payable	$2,200	$9,750
Unamortized original issue discount	(284)	-
Obligations under leases	6,471	6,239
Western revolver	1,000	-
Total current portion of notes payable and other borrowings	$9,387	$15,989

Notes payable	$217,250	$110,500
Unamortized original issue discount	(1,772)	-
Obligations under leases	99,718	106,247
Total long-term notes payable and other borrowings	$315,196	$216,747

Note 14. Borrowings

Steak n Shake Credit Facility
On March 19, 2014, Steak n Shake and its subsidiaries entered into a new credit agreement. This credit agreement provides for a senior secured term loan facility in an aggregate principal amount of $220,000 and a senior secured revolving credit facility in an aggregate principal amount of up to $30,000.

The term loan is scheduled to mature on March 19, 2021. It amortizes at an annual rate of 1.0% in equal quarterly installments, beginning June 30, 2014, at 0.25% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement.  The balance will be due at maturity.  The revolver will be available on a revolving basis until March 19, 2019.

Steak n Shake has the right to request an incremental term loan facility from participating lenders and/or eligible assignees at any time, up to an aggregate total principal amount not to exceed $70,000 if certain customary conditions within the credit agreement are met.

Borrowings bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. The applicable margins on revolver loans are contingent on Steak n Shake’s total leverage ratio. The revolver also carries a commitment fee ranging from 0.40% to 0.50% per annum, according to Steak n Shake’s total leverage ratio, on the unused portion of the revolver.

The interest rate on the term loan was 4.75% on September 24, 2014.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 will be used by Steak n Shake for working capital and general corporate purposes.  As of September 24, 2014, $219,450 was outstanding under the term loan, and no amount was outstanding under the revolver.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

We recorded losses of $1,133 and $1,955 in interest expense for the extinguishment of debt for fiscal years 2014 and 2012, respectively, related to the write-off of deferred loan costs associated with former credit facilities.  We capitalized $4,754 in debt issuance costs in 2014.

We had $10,188 and $6,588 in standby letters of credit outstanding as of September 24, 2014 and September 25, 2013, respectively.

Western Revolver
During fiscal year 2014, Western drew $1,000 due June 13, 2015.

Interest Rate Swap
During fiscal year 2013, Steak n Shake entered into an interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $170 and $214 on September 24, 2014 and September 25, 2013, respectively, and is included in accrued expenses on the consolidated balance sheet.

During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $6,000 on September 24, 2014. The fair value of the interest rate swap was a liability of $63 and $187 on September 24, 2014 and September 25, 2013, respectively, and is included in accrued expenses on the consolidated balance sheet.

The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at September 24, 2014 and September 25, 2013. The fair value was determined to be a Level 3 fair value measurement.

Expected principal payments for all outstanding borrowings as of September 24, 2014, are as follows:

2015	$3,200
2016	2,200
2017	2,200
2018	2,200
2019	2,200
2020	2,200
2021	206,250
Total	$220,450

Interest
No interest was capitalized in connection with financing additions to property and equipment during fiscal years 2014, 2013, and 2012. Interest paid on debt amounted to $8,158 in 2014, $4,950 in 2013 and $7,359 in 2012. Interest paid on obligations under leases was $9,720, $9,829 and $10,073 in 2014, 2013, and 2012, respectively.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 15. Leased Assets and Lease Commitments

We lease certain physical facilities under non-cancelable lease agreements. These leases require the payment of real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated but are subleased to third parties or franchisees, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $11,920 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to finance obligations and capital leases as of September 24, 2014 is as follows: $72,941 buildings, $61,663 land, $29,506 land and leasehold improvements, $2,361 equipment and $70,612 accumulated depreciation.

On September 24, 2014, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments:

				Operating Leases
Year	Finance Obligations	Capital Leases	Total	Operating Property	Non-Operating Property
2015	$14,913	$673	$15,586	$16,380	$555
2016	13,421	487	13,908	13,940	557
2017	10,629	300	10,929	12,289	648
2018	8,437	232	8,669	11,266	836
2019	6,632	—	6,632	10,238	975
After 2019	7,904	—	7,904	50,972	8,102
Total minimum future rental payments	61,936	1,692	63,628	$115,085	$11,673
Less amount representing interest	35,046	149	35,195
Total principal obligations under leases	26,890	1,543	28,433
Less current portion	5,869	602	6,471
Non-current principal obligations under leases	21,021	941	21,962
Residual value at end of lease term	77,756	—	77,756
Obligations under leases	$98,777	$941	$99,718

Contingent rent totaling $1,549 in fiscal year 2014, $1,356 in fiscal year 2013 and $1,173 in fiscal year 2012 is recorded in restaurant cost of sales in the accompanying consolidated statement of earnings.

Non-cancellable finance obligations were created when the Company, under prior management, entered into certain build-to-suit or sale leaseback arrangements. As a result of continuing involvement in the underlying leases (generally due to right of substitution or purchase option provisions of the leases), the Company accounts for the leases as financings.

Note 16. Related Party Transactions

On July 1, 2013, Biglari Holdings entered into the following agreements with Mr. Biglari, its Chairman and Chief Executive Officer:  (i) a Stock Purchase Agreement for the sale of Biglari Capital to Mr. Biglari; (ii) a Shared Services Agreement with Biglari Capital, and (iii) a First Amendment to the Amended and Restated Incentive Bonus Agreement, dated September 28, 2010, with Mr. Biglari (the “Incentive Agreement Amendment”).  The transactions contemplated thereby were unanimously approved by the independent Governance, Compensation and Nominating Committee of the Board of Directors of the Company (the “Committee”), which retained separate counsel, tax/accounting advisors, an independent compensation consultant, and a financial advisor to assist the Committee in the structuring, evaluation, and negotiation of such transactions.

Stock Purchase Agreement
Pursuant to the Stock Purchase Agreement, Biglari Holdings sold all the shares of Biglari Capital to Mr. Biglari for a purchase price of $1,700 in cash (the “Biglari Capital Transaction”) and recorded a gain of $1,597.  Prior to the execution and delivery of the Stock Purchase Agreement, Biglari Capital distributed to the Company substantially all of Biglari Capital’s partnership interests in The Lion Fund, L.P. (including, without limitation, Biglari Capital’s adjusted capital balance in its capacity as general partner of The Lion Fund, L.P., which totaled $5,721). Biglari Capital thus retained solely a general partner interest in each of The Lion Fund, L.P. and The Lion Fund II, L.P. at the time of the Biglari Capital Transaction.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

Shared Services Agreement
Connected with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or the renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. under their respective partnership agreements.  During fiscal years 2014 and 2013, the Company provided services for Biglari Capital under the Shared Services Agreement costing an aggregate of $1,590 and $101, respectively.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
During fiscal years 2014 and 2013, the Company contributed cash and securities it owned with an aggregate value of $174,418 and $377,636, respectively, in exchange for limited partner interests in The Lion Fund, L.P. and The Lion Fund II, L.P.  As of September 24, 2014, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $620,811.

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%.  Our policy is to accrue an estimated incentive fee throughout the fiscal year.  The total incentive reallocation from Biglari Holdings to Biglari Capital for calendar year 2013 was $14,702, including $3,655 associated with gains on the Company’s common stock, whose gains are eliminated in our financial statements.  As of September 25, 2013, the Company accrued $5,033 for the incentive fee for Biglari Capital.  No amount was accrued as of September 24, 2014 because net profits for the calendar year to date do not exceed the hurdle.

Incentive Agreement Amendment
Also in connection with the Biglari Capital Transaction, Biglari Holdings and Mr. Biglari entered into the Incentive Agreement Amendment which amends the Amended and Restated Incentive Bonus Agreement with Mr. Biglari to reflect and give effect to the Biglari Capital Transaction, which excludes earnings by the investment partnerships from the calculation of Mr. Biglari’s incentive bonus.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 17. Common Stock Plans

On March 7, 2008, our shareholders approved the 2008 Equity Incentive Plan.  During fiscal 2010, we resolved to suspend, indefinitely, the future issuance of stock-based awards under the 2008 plan.  No shares were granted under the 2008 plan in fiscal year 2014, 2013 or 2012.  To date, 11,660 restricted stock awards have vested and 10,235 stock options have been granted under the 2008 plan.

The following table summarizes the options activity under all of our stock option plans:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 25, 2013	9,381	$281.64
Exercised	(1,733)	$309.61
Canceled or forfeited	(325)	$280.47
Outstanding at September 24, 2014	7,323	$275.08	2.47 years	$583
Vested or expected to vest at September 24, 2014	7,323	$275.08	2.47 years	$583
Exercisable at September 24, 2014	7,323	$275.08	2.47 years	$583

There was no unrecognized stock option compensation cost at September 24, 2014.  No amounts were charged to expense during 2014 or 2013.  Amounts charged to expense for 2012, and the intrinsic value of options exercised in 2014, 2013 and 2012 were not material.

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

On June 3, 2013 and July 2, 2013, two shareholders of the Company filed derivative actions putatively on behalf of the Company against the members of our board of directors in the United States District Courts for the Southern District of Indiana and the Western District of Texas.  The actions were consolidated in the Southern District of Indiana in 2014.  The shareholders allege claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste, and unjust enrichment relating to certain Company transactions, including the Company’s acquisition of Biglari Capital, Mr. Biglari’s incentive agreement, the trademark license agreement between the Company and Mr. Biglari, and the Company’s 2013 rights offering.  The shareholders seek to recover unspecified damages, various forms of injunctive relief, and an award of their attorneys’ fees.  The Company believes these claims are without merit and intends to defend these cases vigorously.

Note 19. Fair Value of Financial Assets and Liabilities

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

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

Interest rate swaps: Interest rate swaps are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at September 24, 2014 and September 25, 2013 represent the fair market value for Steak n Shake’s two interest rate swaps.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

As of September 24, 2014 and September 25, 2013, the fair values of financial assets and liabilities were as follows:

	September 24, 2014				September 25, 2013

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$348	$-	$-	$348	$-	$-	$-	$-
Equity securities:
Restaurant/Retail	-	-	-	-	79,357	-	-	79,357
Insurance	6,117	-	-	6,117	6,122	-	-	6,122
Bonds	-	18,008	-	18,008	-	-	-	-
Non-qualified deferred
compensation plan investments	1,633	-	-	1,633	1,169	-	-	1,169
Total assets at fair value	$8,098	$18,008	$-	$26,106	$86,648	$-	$-	$86,648

Liabilities
Interest rate swaps	$-	$233	$-	$233	$-	$401	$-	$401
Total liabilities at fair value	$-	$233	$-	$233	$-	$401	$-	$401

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

During fiscal years 2014, 2013 and 2012, the Company recorded impairments on long-lived assets of $1,433, $1,666 and $901, respectively. The fair value of the long-lived assets was determined based on Level 2 inputs using quoted prices for similar properties and quoted prices for the properties from brokers. The fair value of the assets impaired was not material for the years ended 2014, 2013, and 2012.

During fiscal year 2013, the Company recorded impairment on intangible assets of $1,244.  The fair value was determined based on a discounted cash flow analysis which is a level 3 measurement.  The fair value of the trade name was not material at impairment.

Note 20.  Accumulated Other Comprehensive Income

During fiscal year 2014 and 2013, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows:

	2014			2013
	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Income

Beginning Balance	$8	$21,449	$21,457	$-	$43,897	$43,897
Other comprehensive loss before
reclassifications	(582)	(3,056)	(3,638)	8	92,198	92,206
Reclassification to (earnings) loss	-	(18,341)	(18,341)	-	(114,646)	(114,646)
Ending Balance	$(574)	$52	$(522)	$8	$21,449	$21,457

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

The following reclassifications were made from accumulated other comprehensive income to the consolidated statement of earnings:

Reclassifications from Accumulated Other Comprehensive Income	2014	2013	Affected Line Item in the Consolidated Statement of Earnings
Investment gain	$29,524	$182,286	Investment gains (including contributions)
	54	-	Insurance premiums and other
	11,237	67,640	Income tax expense
	$18,341	$114,646	Net of tax

Note 21. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon operations even though those business units are operated under separate management.

Our restaurant operations segment includes Steak n Shake and Western.  As a result of the acquisitions of Maxim and First Guard, the Company now reports segment information for these businesses. As a result of the sale of Biglari Capital and related deconsolidation of the consolidated affiliated partnerships during July 2013, the Company no longer has an investment management segment. Revenue and earnings before income taxes from the consolidated affiliated partnerships is included in Corporate and other.  Beginning in fiscal 2014, we report our earnings from investment partnerships separate from Corporate and other.  Other business activities not specifically identified with reportable business segments are presented in Corporate and other.  The segment related financial information as of September 25, 2013 and for the years ended September 25, 2013 and September 26, 2012 has been restated to conform to the current year presentation.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

A disaggregation of select data from our consolidated statements of earnings for the three most recent fiscal years is presented in the tables that follow.

Revenue and earnings before income taxes for the years ended September 24, 2014, September 25, 2013, and September 26, 2012 were as follows:

	Revenue
	2014	2013	2012
Operating Businesses:
Restaurant Operations:
Steak n Shake	$765,599	$737,090	$718,010
Western	12,556	14,829	15,895
Total Restaurant Operations	778,155	751,919	733,905
First Guard	5,715	-	-
Maxim	9,941	-	-
Total Operating Businesses	793,811	751,919	733,905
Other	-	3,903	6,302
	$793,811	$755,822	$740,207

	Earnings before income taxes
	2014	2013	2012
Operating Businesses:
Restaurant Operations:
Steak n Shake	$26,494	$28,376	$45,622
Western	1,765	511	2,157
Total Restaurant Operations	28,259	28,887	47,779
First Guard	1,461	-	-
Maxim	(15,981)	-	-
Total Operating Businesses	13,739	28,887	47,779
Corporate and other:
Corporate and other	(8,003)	(9,717)	(10,671)
Investment gains (including contributions)	29,524	183,774	4,200
Investment partnership gains	14,055	20,068	-
Total corporate and other	35,576	194,125	(6,471)
Interest expense, not allocated to segments	(10,299)	(6,551)	(10,110)
	$39,016	$216,461	$31,198

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

A disaggregation of our consolidated capital expenditure and depreciation, and amortization captions for fiscal years ended September 24, 2014, September 25, 2013, and September 26, 2012 is presented in the table that follows:

	Capital Expenditures			Depreciation and Amortization
	2014	2013	2012	2014	2013	2012
Reportable segments:
Operating Businesses:
Restaurant Operations:
Steak n Shake	$25,398	$6,337	$7,513	$23,402	$24,230	$25,432
Western	1,113	64	58	662	693	729
Total Restaurant Operations	26,511	6,401	7,571	24,064	24,923	26,161
First Guard	-	-	-	38	-	-
Maxim	312	-	-	211	-	-
Total Operating Businesses	26,823	6,401	7,571	24,313	24,923	26,161
Corporate and other	8,989	7,766	1,104	592	327	263
Consolidated results	$35,812	$14,167	$8,675	$24,905	$25,250	$26,424

A disaggregation of our consolidated asset captions as of September 24, 2014 and September 25, 2013 is presented in the table that follows:

	Identifiable Assets
	2014	2013
Reportable segments:
Restaurant Operations:
Steak n Shake	$416,051	$389,273
Western	18,802	18,324
Total Restaurant Operations	434,853	407,597
First Guard	36,076	-
Maxim	23,913	-
Corporate and other	122,652	183,247
Investment partnerships	557,238	397,699
Total assets	$1,174,732	$988,543

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 22. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter (3)	4th Quarter (3)
For the year ended September 24, 2014 (52 weeks) (1)
Total revenues	$172,339	$234,574	$193,229	$193,669
Gross profit (2)	38,377	52,191	39,724	37,359
Costs and expenses	167,843	224,753	190,429	196,512
Earnings before income taxes	24,864	(12,263)	13,367	13,048
Net earnings attributable to Biglari Holdings Inc. (5)	16,491	(5,803)	9,594	8,522
Basic earnings per common share (4)	$9.62	$(3.39)	$5.67	$4.96
Diluted earnings per common share (4)	$9.60	$(3.39)	$5.66	$4.95

For the year ended September 25, 2013 (52 weeks) (1)
Total revenues	$166,511	$225,210	$184,602	$179,499
Gross profit (2)	37,613	50,189	43,476	41,541
Costs and expenses	159,181	220,606	178,137	177,164
Earnings before income taxes	5,930	1,420	169,834	39,277
Net earnings attributable to Biglari Holdings Inc. (5)	4,562	2,180	106,704	26,825
Basic earnings per common share (4)	$2.94	$1.41	$69.08	$17.46
Diluted earnings per common share (4)	$2.94	$1.40	$68.92	$17.43

(1)
Our fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively. Management changed the historical presentation of the financial statements during the fourth quarter of 2014 to more clearly present the consolidated financial statements for our diversified business.  Prior periods have been reclassified to conform to the current year presentation.

(2)	We define gross profit as net revenue less restaurant cost of sales, media cost of sales, and insurance losses and underwriting expenses, which excludes depreciation and amortization.
(3)
We recorded pre-tax gain on contribution to investment partnerships of $29,524 during the third quarter of 2014, $162,869 during the third quarter of 2013 and $19,877 during the fourth quarter of 2013.

(4)
Earnings per share of common stock is based on the weighted average number of shares outstanding during the year.  In fiscal year 2014 and 2013 the Company completed rights offerings in which 344,261 and 286,767 new shares of common stock were issued, respectively.  Earnings per share have been retroactively restated to give effect to the rights offerings.

(5)	Net earnings attributable to Biglari Holdings Inc. includes investment partnership gains of $14,055 ($12,316 net of tax) in 2014 and $20,068 ($13,296 net of tax) in 2013.

Note 23. Supplemental Disclosures of Cash Flow Information

During fiscal year 2014, we had no new capital lease obligations or lease retirements, and had $2,269 of capital expenditures in accounts payable at year-end.  During fiscal year 2013, we had four new capital lease obligations of $2,311 and had $1,043 of capital expenditures in accounts payable at year-end.  During fiscal year 2012, we had no new capital lease obligations or lease retirements, and had $589 of capital expenditures in accounts payable at year-end.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of September 24, 2014.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 24, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item will be contained in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed on or before January 22, 2015, and such information is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this Item will be contained in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed on or before January 22, 2015, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed on or before January 22, 2015, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed on or before January 22, 2015, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item will be contained in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed on or before January 22, 2015, and such information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Reports of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this report:

PAGE
Reports of Independent Registered Public Accounting Firm	28-29
Management’s Report on Internal Control over Financial Reporting	30
Consolidated Balance Sheets at September 24, 2014 and September 25, 2013	33
For the years ended September 24, 2014, September 25, 2013, and September 26, 2012:
Consolidated Statements of Earnings	31
Consolidated Statements of Comprehensive Income	32
Consolidated Statements of Cash Flows	34
Consolidated Statements of Changes in Shareholders’ Equity	35
Notes to Consolidated Financial Statements	36

2. Financial Statement Schedule

Schedule I—Parent Company
Condensed Balance Sheets at September 24, 2014 and September 25, 2013	66
For the years ended September 24, 2014, September 25, 2013, and September 26, 2012:
Condensed Statements of Earnings	67
Condensed Statements of Comprehensive Income	67
Condensed Statements of Cash Flows	68
Notes to Condensed Parent Company Financial Statements	69

Other schedules have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page 72.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2014.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on November 22, 2014.

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
James P. Mastrian

Biglari Holdings Inc. (Parent Company)
(amounts in thousands)
Schedule I

Condensed Balance Sheets

	September 24, 2014	September 25, 2013
Assets
Cash and cash equivalents	$82,344	$72,279
Investments	6,117	6,122
Receivables	5,050	-
Other	5,377	4,696
Investment partnerships	386,893	346,514
Investments in and advances to/from subsidiaries	224,341	218,186
Total assets	$710,122	$647,797

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,406	$11,960
Deferred income taxes	69,999	71,248
Total liabilities	71,405	83,208

Shareholders’ equity	638,717	564,589
Total liabilities and shareholders’ equity	$710,122	$647,797

See accompanying Notes to Condensed Parent Company Financial Statements.

Biglari Holdings Inc. (Parent Company)
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(amounts in thousands)
Schedule I (continued)

Condensed Statements of Earnings

	2014	2013	2012
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Income items:
From consolidated subsidiaries:
Dividends	$32,223	$-	$-
Undistributed earnings	(5,009)	29,777	28,306
	27,214	29,777	28,306
Costs and expense items:
General and administrative	8,522	19,685	18,388

Other income:
Other income	19	5,220	3,412
Investment gains (including contributions)	-	162,300	4,152
Investment partnership gains	6,749	20,068	-
Gain on sale of Biglari Capital Corp.	-	1,597	-
Total other income	6,768	189,185	7,564

Earnings before income taxes	25,460	199,277	17,482
Income taxes	(3,344)	59,006	(4,111)
Net earnings	28,804	140,271	21,593

Condensed Statements of Comprehensive Income

	2014	2013	2012
	(52 Weeks)	(52 Weeks)	(52 Weeks)

Net earnings attributable to Biglari Holdings Inc.	28,804	140,271	21,593
Other comprehensive income:
Reclassification of investment appreciation in net earnings	(29,578)	(182,286)	(1,455)
Applicable income taxes	11,237	67,640	553
Net change in unrealized gains and losses on investments	(4,930)	146,079	81,075
Applicable income taxes	1,874	(53,881)	(30,808)
Foreign currency translation	(582)	8	-
Other comprehensive (loss) income, net	(21,979)	(22,440)	49,365
Total comprehensive income	$6,825	$117,831	$70,958

See accompanying Notes to Condensed Parent Company Financial Statements.

Biglari Holdings Inc. (Parent Company)
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(amounts in thousands)
Schedule I (continued)

Condensed Statements of Cash Flows

	2014	2013	2012
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities
Net earnings	$28,804	$140,271	$21,593
Adjustments to reconcile net earnings to net cash:
Excess distributed earnings of subsidiaries	20,341	-	-
Undistributed earnings of subsidiaries	5,009	(29,777)	(28,306)
Provision for deferred income taxes	(1,886)	56,396	(3,570)
Gain on sale of Biglari Capital Corp.	-	(1,597)	-
Investment gains (including contributions)	-	(162,300)	(4,152)
Investment partnership gains	(6,749)	(20,068)	-
Distributions from investment partnerships	7,776	-	-
Changes in accounts payable and accrued expenses	(10,554)	785	7,346
Changes in receivables and other	(4,016)	3,410	(3,483)
Net cash provided by (used in) operating activities	38,725	(12,880)	(10,572)
Investing activities
Investments in and advances to/ from subsidiaries, net	(13,318)	30,000	7,239
Additions of property and equipment	(1,096)	(1,106)	(624)
Acquisitions of businesses, net of cash acquired	(40,143)	-	-
Proceeds from sale of Biglari Capital Corp, net of cash on hand	-	1,699	-
Purchases of investments	(60,000)	(46,977)	(101,004)
Sales of investments	-	1	49,536
Changes in due to/from broker	-	-	(7,051)
Net cash used in investing activities	(114,557)	(16,383)	(51,904)
Financing activities
Proceeds from stock rights offering	85,873	75,595	-
Proceeds from exercise of stock options and employees stock purchase plan	24	16	403
Net cash provided by financing activities	85,897	75,611	403
Increase (decrease) in cash and cash equivalents	10,065	46,348	(62,073)
Cash and cash equivalents at beginning of year	72,279	25,931	88,004
Cash and cash equivalents at end of year	$82,344	$72,279	$25,931

See accompanying Notes to Condensed Parent Company Financial Statements.

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(amounts in thousands)

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

In July 2013 the Company liquidated the partners’ interest in Western Acquisitions, L.P. by distributing assets of the partnership to the partners and Biglari Holdings sold all of the outstanding shares of Biglari Capital to Mr. Biglari.  Biglari Capital is the general partner of The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively the “investment partnerships"), which are limited partnerships that operate as private investment funds.

As a result of the sale of Biglari Capital and the related liquidation of Western Acquisitions, L.P. the Company ceased to have a controlling interest in Biglari Capital and the consolidated affiliated partnerships.  Accordingly, Biglari Capital and the consolidated affiliated partnerships are no longer consolidated in the Company’s financial statements.

During fiscal years 2014 and 2013, the Company contributed cash and securities in exchange for limited partner interests in the investment partnerships.  Prior to the contributions of securities to the investment partnerships the Company accounted for the securities as available-for-sale securities with unrealized gains and losses recorded as a component of shareholders’ equity in the condensed balance sheet. Our interests in the investment partnerships are accounted for as equity method investments due to our retained limited partner interest.  The Company records earning from investment partnerships in the condensed statement of earnings based on our proportional ownership interest in the investment partnerships’ total earnings.

Our investments consist of available-for-sale securities and are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in realized investment gains/losses, a component of investment gains.

In each of fiscal years 2014 and 2013, Biglari Holdings completed an offering of transferable subscription rights.  The offerings were oversubscribed and 344,261 and 286,767, respectively, new shares of common stock were issued.  The Company received net proceeds of $85,873 and $75,595 from the offerings, respectively.

Note 2. Subsidiary Transactions

Dividends
During fiscal year 2014, the Company received cash dividends from subsidiaries of $52,564, which included distribution of current year earnings of $32,223 and historical earnings of $20,341.  No cash dividends were received during fiscal year 2013 or 2012.

One of our wholly-owned subsidiaries has a credit facility that imposes restrictions on its ability to transfer funds to the Company through intercompany loans, distributions, or dividends.

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(amounts in thousands)

Investment in Subsidiaries
The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

Note 3. Investments

Investments consisted of the following:

	2014	2013
Cost	$5,989	$5,989
Gross unrealized gains	128	133
Fair value	$6,117	$6,122

As of September 24, 2014, the Company retained a balance of $6,117 of investments deemed as available-for-sale securities.

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

Investment gains were as follows:

	2013	2012
Gain on contributions to investment partnerships	$162,869	$-
Gross realized gains on sales	1	4,536
Gross realized losses on sales	-	(384)
Other than temporary impairment	(570)	-
Gains on contributions and sales of investments	$162,300	$4,152

The Company recognized a pre-tax gain of $162,869 ($102,607 net of tax) on contributions of $324,751 in securities to investment partnerships for fiscal year 2013.  The gain had a material effect on the Company’s fiscal 2013 earnings.  However, this gain had no impact on total shareholders’ equity because the investments were carried at fair value prior to the contribution, with the unrealized gains included as a component of accumulated other comprehensive income.

During fiscal year 2013, the Company had unrealized losses on available-for-sale securities in a continuous unrealized loss position for more than twelve consecutive months.  Therefore, we recorded an impairment of $570 in fiscal year 2013.

Note 4.  Investment Partnerships

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

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(amounts in thousands)

The fair value and adjustment for Company common stock held by the investment partnerships to determine carrying value of our partnership interest is presented below:

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at July 1, 2013	$54,608	$43,580	$11,028
Investment partnership gains (losses)	23,053	2,985	20,068
Contributions of cash and securities to
investment partnerships	326,451	-	326,451
Increase in proportionate share of Company stock held	-	11,033	(11,033)
Partnership interest at September 25, 2013	404,112	57,598	346,514
Investment partnership gains (losses)	1,071	(5,678)	6,749
Contributions of cash and securities (net of distributions) to
investment partnerships	52,224	-	52,224
Increase in proportionate share of Company stock held	-	18,594	(18,594)
Partnership interest at September 24, 2014	$457,407	$70,514	$386,893

The Company’s proportionate share of Company stock held by investment partnerships at cost is $73,207 and $54,613 at September 24, 2014 and September 25, 2013, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

For purposes of distinguishing investment partnership gains and losses, we use the investment partnerships’ results for a similar period.  For the Company’s period ending September 24, 2014, the investment partnerships’ value was utilized as of the period ending September 30, 2014.  Therefore, during 2014 and 2013, we recorded $6,749 and $20,068, respectively, of investment partnership gains.  On December 31 of each year, the general partner of the investment partnerships, Biglari Capital, will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%. Our policy is to accrue an estimated incentive fee throughout the fiscal year.  The total incentive reallocation from Biglari Holdings to Biglari Capital for calendar year 2013 was $13,946, including $3,655 associated with gains on the Company’s common stock, whose gains are eliminated in our financial statements.  As of September 25, 2013, the Company accrued $5,033 for the incentive fee for Biglari Capital.  No amount was accrued as of September 24, 2014 because net profits for the calendar year to date do not exceed the hurdle.  Our investments in these partnerships are committed on a rolling 5-year basis.

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

10.18
Trademark Sublicense Agreement, entered as of May 14, 2013, by and among the Company, Steak n Shake, LLC and Steak n Shake Enterprises, Inc.  (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 10, 2013).

10.19
Stock Purchase Agreement, dated July 1, 2013, by and between Biglari Holdings Inc. and Sardar Biglari.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2013).

10.20
Shared Services Agreement, dated July 1, 2013, by and between Biglari Holdings Inc. and Biglari Capital Corp.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 2, 2013).

10.21*
First Amendment, dated as of July 1, 2013, to the Amended and Restated Incentive Bonus Agreement, dated as of September 28, 2010, by and between Biglari Holdings Inc. and Sardar Biglari.  (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 2, 2013).

10.22
Credit Agreement, dated as of March 19, 2014, among Steak n Shake Operations, Inc., as borrower, Steak n Shake Enterprises, Inc. and Steak n Shake, LLC, as subsidiary guarantors, the lenders party thereto, Jefferies Finance LLC, as joint lead arranger, syndication agent, documentation agent, book manager, administrative agent and collateral agent, and Fifth Third Bank, as joint lead arranger, swingline lender and issuing bank.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2014).

10.23
Security Agreement, dated as of March 19, 2014, by Steak n Shake Operations, Inc., Steak n Shake Enterprises, Inc. and Steak n Shake, LLC, as pledgors, assignors and debtors, in favor of Jefferies Finance LLC, in its capacity as collateral agent, pledgee, assignee and secured party.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2014).

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