Form 10-K/A
period 2014-09-24
BIGLARI HOLDINGS INC.
filed 2015-01-22
CIK 93859

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
As of January 20, 2015, 2,065,586 shares of the registrant’s Common Stock, $0.50 stated value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings,” “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended September 24, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on November 24, 2014 (the “Original Filing”).  Since we are not filing our definitive proxy statement within 120 days of our fiscal year ended September 24, 2014, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position with Company
Sardar Biglari(1)	37	Chief Executive Officer - Biglari Holdings Steak n Shake Operations, Inc. (“Steak n Shake”) Western Sizzlin Corporation (“Western”) Chairman - Biglari Holdings Steak n Shake Western

Bruce Lewis	50	Controller – Biglari Holdings

(1)	Member of the Board of Directors of the Company

Mr. Biglari has served as Chairman of the Board, Chief Executive Officer and a director of Biglari Holdings since 2010.  Mr. Biglari was elected Chairman of the Board of the predecessor to Biglari Holdings (the “Predecessor”) in June 2008 and appointed Chief Executive Officer in August 2008 following his election to the Board of Directors (the “Board”) in March 2008.  He has been Chief Executive Officer of Steak n Shake since August 2008.  He has also served as a director, since December 2005, Chairman, since March 2006, and Chief Executive Officer and President, since May 2007, of Western, a diversified holding company, which was acquired by the Company in March 2010.  In addition, Mr. Biglari has served as Chairman and Chief Executive Officer of Biglari Capital Corp. (“Biglari Capital”) since its inception in 2000.  Biglari Capital is the general partner of The Lion Fund, L.P. (“The Lion Fund I”) and The Lion Fund II, L.P. (“The Lion Fund II”), private investment funds.  Mr. Biglari served as a director of CCA Industries, Inc. (“CCA Industries”), a manufacturer and marketer of health and beauty aids, from August 2011 to July 2014.

Mr. Lewis joined the Company and was named Controller in January 2012.  From 2007 to 2011, Mr. Lewis was Senior Vice President and Controller of Blockbuster Inc.

Our executive officers are appointed annually by the Board, or at such interim times as circumstances may require.

Directors

Our Board currently consists of six members, four of whom are “independent” within the meaning of the listing standards of the New York Stock Exchange.  Each of our directors is elected to serve one year, or until his or her successor is duly elected and qualified, or until he or she resigns, is removed or becomes disqualified.

Name and Position	Age	Business Experience

Sardar Biglari, Chairman of the Board and Chief Executive Officer	37
Chairman of the Board, Chief Executive Officer and a director of Biglari Holdings since 2010.  Mr. Biglari was elected Chairman of the Board of the Predecessor in June 2008 and appointed Chief Executive Officer in August 2008 following his election to the Board in March 2008.  He has been Chief Executive Officer of Steak n Shake since August 2008.  He has also served as a director, since December 2005, Chairman, since March 2006, and Chief Executive Officer and President, since May 2007, of Western, a diversified holding company, which was acquired by the Company in March 2010. Chairman and Chief Executive Officer of Biglari Capital, general partner of The Lion Fund I and The Lion Fund II, private investment funds, since its inception in 2000.  Director of CCA Industries, a manufacturer and marketer of health and beauty aids, from August 2011 to July 2014.  Mr. Biglari has extensive business, managerial and investing experience in a broad range of businesses.  He also has experience serving on the boards of directors of public companies.

Philip L. Cooley, Vice Chairman of the Board	71
Vice Chairman of the Board and a director of Biglari Holdings since 2010.  Dr. Cooley was appointed Vice Chairman of the Predecessor in April 2009 following his election to the Board in March 2008. Prassel Distinguished Professor of Business at Trinity University, San Antonio, Texas, from 1985 until his retirement in May 2012.  Served as an advisory director of Biglari Capital since 2000 and as Vice Chairman and a director of Western from March 2006 and December 2005, respectively, until its acquisition by the Company in March 2010.  Director of CCA Industries from August 2011 to July 2014.  Dr. Cooley has extensive business and investment knowledge and experience.  He also has experience serving on the boards of directors of public companies.

William L. Johnson, Lead Independent Director	72
Director of Biglari Holdings since February 2012 and lead independent director since December 2014. President and Chief Executive Officer of The Berean Group, LLC, a business consulting firm providing strategic planning, marketing, leadership development and other support services, since June 2002.  Vice Chairman of the Board of Fremont Michigan InsuraCorp, Inc., a property and casualty insurance provider, from 2003 until 2011.  Former Chairman, President and Chief Executive Officer of SEMCO Energy, Inc., a regulated public utility company, and Chief Executive Officer of Northern Pipeline Construction Company, a natural gas construction company.  Mr. Johnson has leadership, business management, insurance and public company experience.

Ruth J. Person, Independent Director	69
Director of Biglari Holdings since 2010 and of the Predecessor from 2002 to 2010.  Chancellor, University of Michigan-Flint, from 2008 to 2014 and Professor of Management from 2008 to present.  Chancellor, Indiana University Kokomo, and Professor of Management from 1999 to 2008. President, American Association of University Administrators, from 2003 to 2004. Dr. Person previously held positions as President, Board of Directors, Workforce Development Strategies, Inc. and as a member of the Key Bank Advisory Board – Central Indiana and the Board of Managers, Hurley Medical Center, Flint, Michigan.  Dr. Person has years of experience in leadership and board positions at various institutions. Dr. Person has extensive knowledge of Steak n Shake’s business.

Kenneth R. Cooper, Independent Director	70
Director of Biglari Holdings since October 2010.  Attorney in the private practice of law, with over 40 years of legal and business experience in real estate transactions and related matters.  Served as a director of Western from February 2007 until its acquisition by the Company in March 2010.  Mr. Cooper has extensive experience in real estate, business and financial analysis, as well as significant knowledge of Western’s business.

James P. Mastrian, Independent Director	72
Director of Biglari Holdings since August 2012.  Mr. Mastrian retired from Rite Aid Corporation (“Rite Aid”) in August 2008.  He was the special advisor to the Chairman and Chief Executive Officer.  Chief Operating Officer of Rite Aid from October 2005 to August 2007.  Senior Executive Vice President, Marketing of Rite Aid from October 2000 to October 2005.  Mr. Mastrian also held senior marketing positions at Revco D.S., Inc. prior to its acquisition by CVS and The Sherwin-Williams Company.  Director of CCA Industries from 2009 to August 2012.  Mr. Mastrian served in a leadership role in the retail sector, has extensive marketing experience and over 40 years of experience in corporate management.

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

Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Section 16(a) forms were required for those persons, the Corporation believes that during fiscal 2014 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

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

Changes to Procedures for Shareholders to Nominate Persons for Election to the Board of Directors

There were no material changes made during fiscal 2014 to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Compensation Discussion and Analysis

The Compensation Discussion and Analysis is designed to provide shareholders with a better understanding of our compensation philosophy, core principles, and decision-making process.  It explains the compensation-related actions taken with regard to the executive officers who are identified in the Summary Compensation Table (the “Named Executive Officers”).  Details regarding the compensation we paid to the Named Executive Officers for fiscal 2014 are found in the tables and narrative that follow them.

Executive Summary

Biglari Holdings is composed of two distinct components:  operations and investments.  The Company conducts its operations through its wholly-owned subsidiaries, including Steak n Shake Operations, Inc., Western Sizzlin Corporation, First Guard Insurance Company and Maxim Inc.  The Company holds its investments mainly through limited partner interests in The Lion Fund I and The Lion Fund II (collectively, “The Lion Fund”). The general partner of The Lion Fund is Biglari Capital Corp., a private investment firm owned by Mr. Biglari, who is both CEO of the Company and serves as the investment manager of The Lion Fund. As CEO of Biglari Holdings, he oversees the Company’s operating businesses, and as Chairman of Biglari Capital, the general partner of these investment partnerships, he is responsible for their investment decisions.

Highlights for fiscal 2014 include:

Operating Businesses

•	Steak n Shake recorded its 23rd consecutive quarterly increase in same-store sales.
•	Purchased First Guard Insurance Company, a direct underwriter of commercial trucking insurance. First Guard has never experienced an underwriting loss in its 17-year history.
•	Acquired Maxim, a leading men’s magazine published in 75 countries.

Changes to Compensation Program and Response to Shareholder Engagement

Biglari Holdings views our shareholders as true long-term partners in its business and wants their questions and suggestions to be considered fully, clearly, and accurately.  Since the Company’s 2014 annual meeting, including its response concerning the results of the “say on pay” vote at the meeting, we have met with a number of investors to solicit their feedback on issues of importance to shareholders.  The most important matters for shareholders have included corporate governance, executive compensation, and pay and performance alignment.  We value the opinions of our shareholders, and, as a result of these discussions, the Board has implemented the following changes:

Actions
• •
Appointed William L. Johnson as Lead Independent Director
Mr. Johnson’s responsibilities include presiding over Board meetings at which the Chairman is not present, including executive sessions of the independent directors; serving as a liaison between the Chairman and the independent directors; and ensuring the Board’s focus on issues of corporate governance

•
Retained Farient Advisors, LLC (“Farient”), an independent compensation consulting firm, to conduct a comprehensive review of the Company’s executive compensation program for 2015, including peer group development, incentive compensation design, pay and performance alignment, and best governance practices

•
Farient is currently reviewing the Company’s executive compensation program, including the incentive agreement with Mr. Biglari (the “Incentive Agreement”).  More information will be disclosed in our forthcoming proxy statement filing

•	Enhanced our Compensation Discussion & Analysis (“CD&A”) to better describe our compensation philosophy and more clearly explain the way in which Mr. Biglari is compensated
•	Our disclosure separates the discussion of our operating business and investments business
•
The Incentive Agreement was amended in July 2013 to more closely tie Mr. Biglari’s incentive compensation to the earnings of our operating businesses, by excluding any realized or unrealized gains or losses, earnings and all other amounts attributable to any investments by Biglari Holdings and its subsidiaries in The Lion Fund

•	Adoption of stock ownership guidelines for our non-employee directors
•
Because the Company does not grant options or other stock awards to non-employee directors to avoid the dilution of our shareholders’ ownership interests, the Board adopted stringent Stock Ownership Guidelines for our non-employee directors to ensure that the interests of our non-employee directors are aligned with the interests of our shareholders in maximizing the long-term value of the Company

•
Our non-employee directors are required to own shares equal in value to at least five times their annual cash retainer.  Directors have until four years from the adoption of the policy to meet the guideline

Summary of Executive Compensation Practices

Below we summarize certain elements of our compensation program that seek to align compensation with the interests of our shareholders, avoid excessive risk taking, foster sustainable long-term shareholder value creation, and adhere to high corporate governance standards.

What We Do	What We Don’t Do

☑ Align executive compensation with the long-term interests of our shareholders by adhering to a “pay for performance” compensation philosophy

☑ Avoid dilution to shareholders by requiring our CEO to use pre-tax cash incentive dollars to purchase shares in the open market, rather than through equity grants

☑ Require holding periods on equity purchased by our CEO in the open market under the Incentive Agreement

☑ Utilize an independent compensation consulting firm that provides no other services to the Company

☑ Maintain stringent Stock Ownership Guidelines for our non-employee directors

☑ Have a Lead Independent Director serve as a liaison between the Chairman and the independent directors, facilitating more effective communications and corporate governance

☒ No Employment Agreements with our CEO and other named executive officer

☒ No stock options

☒ No restricted stock or other forms of equity awards

☒ No traditional executive perquisites, such as auto allowances, health club memberships, executive physicals, country club memberships, or personal financial planning services

☒ No discretionary bonuses for our CEO

☒ No excise tax gross-ups

Compensation of Named Executive Officers

Chief Executive Officer Compensation for Managing the Operating Businesses

In his capacity as CEO of the Company, Mr. Biglari earned $900,000 for fiscal 2014.

Base Salary

Mr. Biglari’s current base salary of $900,000 was set by the Compensation Committee of the Board of Directors (prior to being merged with the Governance and Nominating Committee; the Governance, Compensation and Nominating Committee is referred to below as the “Committee”).

Mr. Biglari’s salary has not been increased since 2009.

Incentive Agreement

Philosophy.  The Company’s singular long-term strategic objective is to maximize its per-share intrinsic value, a subjective gauge of the progress of the business that the Company believes will eventually be reflected in its stock price.  In designing the Incentive Agreement with Mr. Biglari, the Committee sought to embody the pay-for-performance ethos of the Company and its focus on maximizing long-term shareholder value.  Therefore, the Committee concluded it was most appropriate to determine Mr. Biglari’s compensation by reference to the objective measure – book value growth – that most closely reflected the Company’s ultimate mission.  Since our Incentive Agreement requires Mr. Biglari to purchase in the open market and subsequently hold equity with pre-tax incentive dollars (discussed in more detail below), this plan operates as both a short- and long-term incentive award, avoids the significant dilution that would otherwise occur through the granting of options or other stock awards, and firmly aligns Mr. Biglari’s interests with the long-term interests of our shareholders.  Furthermore, since the Company does not grant equity to our named executive officers, our shareholders receive the benefit of immediate tax deductibility under Section 162(m) of the Internal Revenue Code, rather than at the time of vesting or exercising equity awards.

Incentive Design.  The Incentive Agreement established a performance-based annual incentive payment for Mr. Biglari contingent upon the growth in the Corporation’s adjusted book value in each fiscal year.  The adjusted book value metric adopted by the Committee measures the Company’s economic performance and is unaffected by non-economic factors.  For example, the consummation of the rights offerings conducted by the Company (despite having raised significant capital in furtherance of the Company’s business objectives) had no impact on Mr. Biglari’s compensation under the Incentive Agreement.

In order for Mr. Biglari to receive any incentive, the Company must achieve annual adjusted book value growth in excess of 6% (the “Hurdle Rate”) above the Company’s previous highest level of book value (the “High Water Mark”).  Mr. Biglari will receive 25% of any incremental book value created above the High Water Mark plus the Hurdle Rate (collectively, the “Measuring Point”).  For example, if the previous highest recorded book value was $100,000,000, the Company would need to achieve adjusted book value of $106,000,000 before any incentive could be earned.  In any fiscal year in which book value declines, the Company must completely recover the deficit from the previous High Water Mark, plus attain the Hurdle Rate, before Mr. Biglari is eligible to receive any further incentive payments.  The Incentive Agreement limits Mr. Biglari’s incentive compensation to $10 million in any one-year performance period.

Further, the Incentive Agreement provides that Mr. Biglari must use at least 30% of his pre-tax incentive compensation (which equates to approximately 50% after tax) to purchase shares of the Company’s common stock in the open market.  Mr. Biglari is then required to hold such shares for a minimum of three years from the date of purchase, subject to the Incentive Agreement.  As a result of this provision, Mr. Biglari has purchased a total of 17,210 shares of our common stock.  Mr. Biglari has never sold a share of stock accumulated under the Incentive Agreement or otherwise.

Economic Terms of Agreement.  The Corporation initially entered into the Incentive Agreement with Mr. Biglari on April 30, 2010, and it was amended and restated on September 28, 2010.  The Incentive Agreement was approved by 82% of the votes cast by our shareholders at our special meeting held on November 5, 2010.  In connection with the sale of Biglari Capital to Mr. Biglari (the “Biglari Capital Transaction”), Biglari Holdings and Mr. Biglari entered into the First Amendment, dated as of July 1, 2013, to the Incentive Agreement (the “Incentive Agreement Amendment”).  The Incentive Agreement Amendment was designed to reflect the bifurcation of the Company’s operating and investing activities as a result of the Biglari Capital Transaction and thereby more closely tie Mr. Biglari’s incentive compensation to the Company’s operating earnings.  Accordingly, the Incentive Agreement Amendment excludes from the calculation of Biglari Holdings’ adjusted book value, and therefore from the calculation of Mr. Biglari’s incentive compensation, any realized or unrealized gains or losses, earnings and all other amounts attributable to any investments by Biglari Holdings (and its subsidiaries) in The Lion Fund (as well as any other investment partnerships of which Mr. Biglari or his affiliate is the general partner).  To assure a fair, objective, and reasoned compensation system, the Committee retained Towers Watson, nationally recognized compensation consultants, to assist in formulating the Incentive Agreement, including the amendment thereto.

Reconciliation of Adjusted Book Value.  The following tables set forth a reconciliation of (i) the change in adjusted book value to the change in total shareholders’ equity for fiscal 2014 and 2013 and (ii) adjusted book value to total shareholders’ equity as of the end of fiscal 2014 and 2013.  With respect to fiscal 2013, the following tables also show the adjustments made to reflect and give effect to the Biglari Capital Transaction and the Incentive Agreement Amendment.

(amounts in thousands)
	Fiscal 2014	Fiscal 2013
Change in shareholders’ equity:
Net Earnings	$28,804	$140,271
Other comprehensive income, net	(21,979)	(22,440)
Deconsolidation of affiliated partnerships	-	37,864
Adjustment to treasury stock for holdings in investment partnerships	(18,594)	(11,033)
Issuance of stock for rights offering	85,873	75,595
Exercise of stock options	24	17
Adjustment of redeemable noncontrolling interest to maximum redemption value	-	(4,810)
Change in shareholders’ equity	74,128	215,464
Reconciling of change in adjusted book value to change in shareholders’ equity:
Add accrued CEO incentive compensation	-	6,200
Less earnings from investment partnerships included in net earnings	(12,316)	(13,296)
Less deconsolidation of affiliated partnerships	-	(37,864)
Add adjustment to treasury stock for holdings in investment partnerships	18,594	11,033
Less issuance of stock for rights offering	(85,873)	(75,595)
Change in other comprehensive income due to foreign currency translation adjustments	582	(8)
Less exercise of stock options	(24)	(17)
Add adjustment of redeemable noncontrolling interest to maximum redemption value	-	4,810
Change in adjusted book value	$(4,909)	$110,727

	Fiscal 2014	Fiscal 2013
Beginning Shareholders’ Equity	$564,589	$349,125
Adjustment for treasury stock and equity in investment partnerships	(397,699)	(28,025)
Adjusted book value	$166,890	$321,100

Historical Incentive Payouts.  As the chart below illustrates, payouts earned under the Incentive Agreement have closely aligned with corporate performance.  In fiscal 2014, the decline in our book value resulted, to a significant extent, from expenses incurred in our continuing efforts to franchise the Steak n Shake concept and also to revitalize the Maxim brand, which we acquired in February 2014.  These expenditures emphasize the Company’s focus on creating sustainable long-term shareholder value, which may come at the expense of short-term results; our executive compensation is squarely aligned with this philosophy.

The CEO incentive payment is reviewed by the Committee and its advisors.

Overall, the Committee believes the incentive design for Mr. Biglari:

•	Aligns with our overriding objective of increasing the per-share intrinsic value of the enterprise
•	Provides challenging goals, since the threshold level of book value needed to earn an incentive is set at the High Water Mark plus the Hurdle Rate
•	Serves as both a short- and long-term incentive through the required purchase of our common stock in the open market
•	Ensures proper long-term alignment with our shareholders given the share purchase provisions and holding requirements, while avoiding the dilution associated with equity awards
•	Offers shareholders advantageous tax treatment since pre-tax cash incentive dollars are used to purchase shares in the open market
•	Avoids encouraging excessive risk taking by promoting action intended to create long-term, sustainable value for the benefit of all shareholders

Management of Investments

The Company holds its investments mainly through limited partner interests in The Lion Fund.  The general partner of The Lion Fund does not charge Biglari Holdings management fees, only a performance fee; therefore, its fees are predicated solely on investment gains rather than assets under management.  Income from The Lion Fund is excluded in the calculation of Mr. Biglari’s incentive compensation under the Incentive Agreement.  The investments in The Lion Fund are more fully described in Item 13 – Related Person Transactions.

Compensation of Controller

The Committee has charged Mr. Biglari with the responsibility of reviewing and confirming the compensation of other executive officers, including senior executives of the Company’s major subsidiaries.  Factors considered are typically subjective, such as the executive’s performance and any changes in that executive’s functional responsibilities, which were the primary factors used in determining the salary and bonus for the Company’s Controller in fiscal 2014, 2013 and 2012.  We may also utilize different incentive arrangements, with their terms dependent upon such elements as the economic potential or capital intensity of the business.  The incentives could be large and will always be tied to the operating results for which an executive exercises authority.

Employment Agreements, Severance, and Change-in-Control Arrangements

Neither Mr. Biglari nor Mr. Lewis has an employment agreement with the Company and neither has been granted or holds any stock options or restricted stock awards from the Company.

Mr. Biglari’s Incentive Agreement continues in effect during his service as Chief Executive Officer of the Company, but does not alter his at-will employment arrangement with the Company.  If there is a change in control of the Corporation, Mr. Biglari is terminated by the Corporation without “cause” or Mr. Biglari resigns for “good reason,” Mr. Biglari will be entitled to receive a severance payment equal to 299% of his average annual cash compensation (consisting of his base salary and incentive compensation), determined from the date of the Incentive Agreement, subject to reduction to the extent necessary so that no portion of the severance payment will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended.

Benefits Provided, and Not Provided, by the Company

The Committee does not bestow many traditional perquisites on the Named Executive Officers, such as auto allowances, health club memberships, executive physicals, country club memberships, personal financial planning services, and other similar benefits that do not closely relate to shareholder value creation.

During fiscal year 2010, we resolved to suspend, indefinitely, all future option grants and placed a moratorium on the issuance of restricted stock.  The Committee does not believe in granting conventional incentives such as stock options and restricted stock, which would dilute shareholders’ ownership in the Corporation.

In addition, Mr. Biglari is not entitled to receive any discretionary bonuses.  The Committee therefore believes that Mr. Biglari’s incentive compensation is correlated solely to the performance of the Company’s operating businesses and its investments.

The Company purchases hours for the use of aircraft for business purposes pursuant to a fractional ownership program.  Any use of the aircraft for personal travel has been fully reimbursed to the Company; otherwise such amounts would be deemed to be compensation and reported in the summary compensation table.  The use of these aircraft by Company personnel and the reimbursement of personal travel costs are reviewed by the Audit Committee and its advisors.  This information regarding aircraft usage has been voluntarily provided to our shareholders.

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

In fiscal 2014, we did not pay compensation that was not deductible under Section 162(m).

Compensation Policies Relating to Risk Management

The Committee believes that our compensation policies and practices, as a result of their emphasis on long-term value creation, do not encourage unnecessary or excessive risk taking and that any risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Corporation.

Summary Compensation Information

The following table shows the compensation paid to the Company’s Chief Executive Officer and Controller, who are the Company’s only executive officers and whom we refer to herein collectively as our “Named Executive Officers,” for the 2014, 2013 and 2012 fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)a	All Other Compensation($)b		Total ($)
Sardar Biglari,	2014	$900,000	$—	$—	$—		$900,000
Chairman / Chief	2013	$900,000	$—	$10,000,000	$42,797		$10,942,797
Executive Officer	2012	$900,000	$—	$10,000,000	$17,788		$10,917,788

Bruce Lewis,	2014	$330,962	$365,000	$—	$—		$695,962
Controller	2013	$320,000	$300,000	$—	$—		$620,000
	2012	$231,385	$218,000	$—	$40,416	c	$489,801

a.	Represents incentive compensation paid in accordance with the terms of the Incentive Agreement.

b.
Prior to fiscal year 2014, the Company had a direct ownership in CCA Industries and Mr. Biglari served on the Board of Directors of CCA Industries until July 2014.  The value of director’s fees received was $42,500 in 2013 and $17,500 in 2012.

c.	Includes reimbursed relocation expenses of $40,080.

Narrative Disclosure to Summary Compensation Table

As referenced above in the Compensation Discussion and Analysis section, Mr. Biglari, as CEO of the Company, oversees all aspects of its restaurant, insurance and media properties. As a result of the Biglari Capital Transaction and the bifurcation of the Company’s operating and investing businesses, fiscal 2014 was the first full fiscal year in which there was a clear demarcation between Mr. Biglari’s compensation for operations and fees paid to Biglari Capital for services related to managing the investments of the Company.

In fiscal 2014 Mr. Biglari was paid solely his base salary of $900,000 for his multifaceted role as CEO of the Company’s operating businesses.  Mr. Biglari did not receive any compensation under the Incentive Agreement for fiscal 2014.  Fees paid to Biglari Capital in fiscal 2014 are fully described in Item 13 – Related Person Transactions.

Plan-Based Award Grants; Outstanding Equity Awards; Award Exercise and Vesting

The Corporation does not grant any stock options or other awards under its equity incentive plans, which have been suspended indefinitely.  Accordingly, neither of the Named Executive Officers has been granted or holds any stock options or restricted stock awards from the Company.

Under the terms of the Incentive Agreement, the maximum incentive payment that Mr. Biglari may receive with respect to fiscal 2015 is $10 million.

Retirement Benefits

We maintain a 401(k) plan in which one of our Named Executive Officers participates.  The Steak n Shake 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution plan covering substantially all employees, including the Named Executive Officers, after they have attained age 21 and completed six months of service and allows employees to defer up to 20% of their salaries.  Discretionary matching contributions were made in each of fiscal years 2014, 2013 and 2012.  Discretionary contributions are based on the profitability of the Corporation and subject to quarterly revision.  The Named Executive Officers and other “highly compensated employees” (as that term is defined by IRS regulations) are limited to contributing 1% of their cash compensation to the 401(k) Plan.

Potential Payments Upon Termination of Employment

For a description of the rights to which Mr. Biglari is entitled in the event of a change in control of the Corporation, Mr. Biglari’s termination by the Corporation without “cause” or Mr. Biglari’s resignation for “good reason,” see “Compensation Discussion and Analysis – Employment Agreements, Severance and Change-in-Control Arrangements” and “Related Person Transactions.”  Mr. Biglari has not received any stock awards from the Corporation.

Mr. Lewis does not have any agreement with the Company providing for payments upon termination or in the event of a change in control of the Corporation.  Mr. Lewis has not received any stock awards from the Corporation.

Director Compensation

Directors of Biglari Holdings do not receive grants of Company stock.  We discontinued the practice of issuing stock options and restricted stock awards to avoid equity dilution of our shareholders.  Effective April 1, 2009, all annual retainers have been paid in cash only.

Directors of the Corporation who are employees do not receive fees for attendance at directors’ meetings.  During fiscal year 2014, a director who was not an employee received an annual cash retainer of $45,000, and the Chairs of the Audit Committee and the Governance, Compensation and Nominating Committee each received an annual cash retainer of $50,000.  For his role as Vice Chairman of the Board and such other duties as designated by the Board, Dr. Cooley received an annual cash retainer of $210,000.  In addition, non-employee directors receive cash meeting attendance fees as follows:

•	$3,500 for each in-person Board meeting attended;

•	$1,250 for each committee meeting attended in-person not held in conjunction with a Board meeting;

•	$500 for each committee meeting attended held in conjunction with a Board meeting; and

•	$500 for any meeting (Board or committee) in which the director participated by phone.

The following table provides compensation information for the fiscal year ended September 24, 2014 for each non-management member of the Board who served on the Board during such fiscal year:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Philip L. Cooley	$217,500	$—	$217,500
Kenneth R. Cooper	$61,000	$—	$61,000
William L. Johnson	$61,000	$—	$61,000
James P. Mastrian	$56,000	$—	$56,000
Ruth J. Person	$55,000	$—	$55,000

Governance, Compensation and Nominating Committee Report

The Governance, Compensation and Nominating Committee of the Board is composed of the persons identified below.  We have reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K/A on pages 5 to 13.  Based on our review and discussions with management, we recommended to the Board that the Compensation Discussion and Analysis be included in the Corporation’s Annual Report on Form 10-K/A for the fiscal year ended September 24, 2014.  Submitted by the members of the Governance, Compensation and Nominating Committee of the Board:

Kenneth R. Cooper, William L. Johnson, James P. Mastrian and Ruth J. Person.

Compensation Committee Interlocks And Insider Participation

During fiscal year 2014, the Governance, Compensation and Nominating Committee of the Board consisted of Kenneth R. Cooper, Ruth J. Person, William L. Johnson and James P. Mastrian.  None of these individuals has at any time been an officer or employee of the Corporation.  During fiscal year 2014, none of our executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board or Governance, Compensation and Nominating Committee served as an executive officer.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Stock

The following table shows as of January 20, 2015 the number and percentage of outstanding shares of our Common Stock beneficially owned by each person or entity known to be the beneficial owner of more than 5% of our Common Stock:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Sardar Biglari 17802 IH 10 West, Suite 400 San Antonio, TX 78257	387,009 (1)	18.7
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580-1435	200,086 (2)	9.7
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	147,705 (3)	7.2
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	131,503 (4)	6.4
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	118,943 (5)	5.8
Janus Capital Management LLC 151 Detroit Street Denver, CO 80206	113,652 (6)	5.5
Piper Jaffray Companies 800 Nicollet Mall Suite 800 Minneapolis, MN 55402	110,577 (7)	5.4
1)
This information was obtained from a Schedule 13D/A filed with the SEC on January 9, 2015 by The Lion Fund I, Biglari Capital, Sardar Biglari, Philip L. Cooley, the 401(k) Plan and the Steak n Shake Non-Qualified Savings Plan, and the most recent Form 4 filed with the SEC by certain of the foregoing persons.  By virtue of his relationships with the other reporting persons discussed in the Schedule 13D/A, Mr. Biglari may be deemed to have the sole power to vote and dispose of the shares beneficially owned by the reporting persons, other than the shares held under each of the 401(k) Plan and the Deferred Compensation Plan and the shares beneficially owned by Dr. Cooley.  Mr. Biglari has sole power to direct the voting of the shares held under each of the 401(k) Plan and the Deferred Compensation Plan.  Mr. Biglari shares with Dr. Cooley the power to vote and dispose of the shares beneficially owned by Dr. Cooley.  Mr. Biglari disclaims beneficial ownership of the shares that he does not directly own.

2)	This information was obtained from a Schedule 13D/A filed with the SEC on January 21, 2015.

3)	This information was obtained from Forms 13F filed with the SEC by BlackRock, Inc. and affiliated funds on October 29, 2014.

4)	This information was obtained from a Form 13F filed with the SEC on November 13, 2014.

5)	This information was obtained from a Form 13F filed with the SEC on November 12, 2014.

6)	This information was obtained from a Form 13F filed with the SEC on November 14, 2014.

7)	This information was obtained from a Form 13F filed with the SEC by Advisory Research, Inc. on November 6, 2014.

The following table shows the total number of shares of our Common Stock beneficially owned as of January 20, 2015 and the percentage of outstanding shares for (i) each director, (ii) each Named Executive Officer, and (iii) all directors and executive officers, as a group:

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Sardar Biglari	387,009	(1)	18.7
Philip L. Cooley	7,475	(2)	*
Ruth J. Person	512		*
Kenneth R. Cooper	313		*
William L. Johnson	360		*
James P. Mastrian	336	(3)	*
Bruce Lewis	—		—
All directors and executive officers as a group (7 persons)	388,530		18.8

*	Less than 1%

1)
Includes 31,019 shares owned directly by Mr. Biglari, 347,027 shares owned directly by The Lion Fund I, 1,000 shares held under the 401(k) Plan, 488 shares held under the Steak n Shake Non-Qualified Savings Plan and 7,475 shares beneficially owned by Dr. Cooley.  See footnote 1 above.

2)	Includes 814 shares owned by Dr. Cooley’s spouse. Dr. Cooley disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

3)	Shares owned by Mr. Mastrian’s spouse. Mr. Mastrian disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of September 24, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,323	$275.08	—
Equity compensation plans not approved by security holders	—	$—	—
Total	7,323	$275.08	—

During fiscal year 2010, we resolved to suspend, indefinitely, all future option grants and placed a moratorium on the issuance of restricted stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy Regarding Related Person Transactions

The Governance, Compensation and Nominating Committee (the “Committee”) reviews each related person transaction (as defined below) and determines whether it will approve or ratify that transaction based on whether the transaction is in the best interests of the Company and its shareholders.  Any Board member who has any interest (actual or perceived) will not be involved in the consideration.

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

In determining whether a related person transaction will be approved or ratified, the Committee may consider factors such as (a) the extent of the related person’s interest in the transaction; (b) the availability of other sources of comparable products or services; (c) whether the terms are competitive with terms generally available in similar transactions with persons that are not related persons; (d) the benefit to us; and (e) the aggregate value of the transaction.

Related Person Transactions

Investments in The Lion Fund

Since the year 2000, Mr. Biglari has served as Chairman of Biglari Capital, general partner of The Lion Fund.  Biglari Capital, in its capacity as general partner, receives an annual incentive reallocation equal to 25% of the net profits allocated to the limited partners of The Lion Fund in excess of their applicable hurdle rate (6% for Biglari Holdings and its subsidiaries pursuant to the Shared Services Agreement and 5% for other limited partners).  Biglari Capital does not receive any fees based on assets under management; its fees are predicated solely on investment gains.

During the fiscal year that ended September 24, 2014, the Company contributed cash and securities owned by it with an aggregate value of $174,418,240 in exchange for additional limited partner interests in The Lion Fund.  For the year that ended December 31, 2013 (which coincides with the Company’s 2014 fiscal year), the Company earned $74,526,170 on its investment in The Lion Fund, which equaled an approximately 33% return on capital. An incentive reallocation to Biglari Capital is determined as of December 31 of each year. For the year that ended December 31, 2013 the incentive reallocation from Biglari Holdings and its subsidiaries was $14,701,852.

The Committee believes that The Lion Fund’s fee structure demands greater performance for the incentive reallocation to be earned instead of the traditional “2 and 20” hedge fund model in which hedge fund managers charge a flat fee equal to 2% of assets under management plus 20% of any profits (without having to exceed a hurdle rate).  Thus, the Committee believes that the incentive reallocation under the terms of The Lion Fund’s partnership agreements is consistent with the Company’s pay-for-performance culture.

For comparison purposes, if Biglari Capital were paid fees based on the typical “2 and 20” model for hedge fund managers, it would have received a management fee of $4,488,508 plus a performance fee of $14,007,532, for a total of $18,496,040.

Comparison of Fees	Typical “2 and 20” Hedge Fund	The Lion Fund
December 31, 2013	$18,496,040	$14,701,852

Shared Services Agreement

In connection with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital, including use of space at the Company’s corporate headquarters in San Antonio, in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund I and The Lion Fund II, under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund I and The Lion Fund II under their respective partnership agreements.  During the fiscal year that ended September 24, 2014, the Company provided services for Biglari Capital under the Shared Services Agreement having an aggregate cost of $1,590,000.

License Agreement

On January 11, 2013, the Company entered into a Trademark License Agreement (the “License Agreement”) with Mr. Biglari. The License Agreement was unanimously approved by the Committee. In addition, the license under the License Agreement is provided on a royalty-free basis in the absence of specified extraordinary events described below.  Accordingly, the Company and its subsidiaries have paid no royalties to Mr. Biglari under the License Agreement since its inception.

Under the License Agreement, Mr. Biglari granted to the Company an exclusive license to use the Biglari and Biglari Holdings names (the “Licensed Marks”) in association with various products and services (collectively the “Products and Services”). Upon (a) the expiration of twenty years from the date of the License Agreement (subject to extension as provided in the License Agreement), (b) Mr. Biglari’s death, (c) the termination of Mr. Biglari’s employment by the Company for Cause (as defined in the License Agreement), or (d) Mr. Biglari’s resignation from his employment with the Company absent an Involuntary Termination Event (as defined in the License Agreement), the Licensed Marks for the Products and Services will transfer from Mr. Biglari to the Company, without any compensation, if the Company is continuing to use the Licensed Marks in the ordinary course of its business. Otherwise, the rights will revert to Mr. Biglari.

If (i) a Change of Control (as defined in the License Agreement) of the Company; (ii) the termination of Mr. Biglari’s employment by the Company without Cause; or (iii) Mr. Biglari’s resignation from his employment with the Company due to an Involuntary Termination Event (each, a “Triggering Event”) were to occur, Mr. Biglari would be entitled to receive a 2.5% royalty on “Revenues” with respect to the “Royalty Period.” The royalty payment to Mr. Biglari would not apply to all revenues received by Biglari Holdings and its subsidiaries nor would it apply retrospectively (i.e., to revenues received with respect to the period prior to the Triggering Event). The royalty would apply to revenues recorded by the Company on an accrual basis under GAAP, solely with respect to the defined period of time after the Triggering Event equal to the Royalty Period, from a covered Product, Service or business that (1) has used the Biglari Holdings or Biglari name at any time during the term of the License Agreement, whether prior to or after a Triggering Event, or (2) the Company has specifically identified, prior to a Triggering Event, will use the name Biglari or Biglari Holdings.

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

Services Provided by Family Members of Mr. Biglari

Ken Biglari, Sardar Biglari’s father, performs consulting services for Steak n Shake in the areas of cost management, outdoor advertising, and international franchise development.  In addition, Shawn Biglari, Sardar Biglari’s brother, is employed as a Director, Business Development for Steak n Shake.  Although each of Ken Biglari and Shawn Biglari received less than $120,000 in compensation from the Company during fiscal 2014, the Company has opted to provide the foregoing disclosure.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

Deloitte & Touche LLP has advised us that they have billed or will bill us the following amounts for services for each of the last two fiscal years.

Type of Fee	Fiscal 2014	Fiscal 2013
Audit Fees(1)	$682,800	$676,500
Audit-Related Fees(2)	77,700	58,200
Tax Fees	—	—
Total Fees for the Applicable Fiscal Year	$760,500	$734,700
__________________

(1)
Audit fees include fees for services performed for the audit of our annual financial statements including services related to Section 404 of the Sarbanes-Oxley Act and review of financial statements included in our Form 10-Q filings, Form 10-K filing, Registration Statements, comment letters and services that are normally provided in connection with statutory or regulatory filings or engagements.  Billings not finalized at time of filing are included in the year paid.

(2)
Audit-Related Fees include fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.  This includes services provided to audit Steak n Shake’s 401(k) Plan.

Pre-approval Policy

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditor and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  In each of fiscal 2014 and 2013, the Audit Committee pre-approved the services reported above as audit-related services and Deloitte & Touche LLP did not provide any other services during such years.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Amendment:

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 22, 2015.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on January 22, 2015.

Signature	Title

/s/ Sardar Biglari	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Sardar Biglari

/s/ Bruce Lewis	Controller (Principal Financial and Accounting Officer)
Bruce Lewis

/s/ Philip L. Cooley	Director
Philip L. Cooley

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

/s/ William L. Johnson	Director
William L. Johnson

/s/ James P. Mastrian	Director
James P. Mastrian

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

INDEX TO EXHIBITS

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications