Form 10-KT
period 2014-12-31
BIGLARI HOLDINGS INC.
filed 2015-03-13
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ___

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from September 25, 2014 to December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $607,674,654 based on the closing stock price of $422.97 per share on that day.

As of March 5, 2015, 2,065,606 shares of the registrant’s Common Stock were outstanding.

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

On October 16, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from the last Wednesday in September to December 31 of each year.  This form 10-K is a transition report and includes financial information for September 25, 2014 to December 31, 2014 (the “2014 transition period”).  For comparative purposes, an unaudited statement of earnings, statement of comprehensive income and statement of cash flows have been included for September 26, 2013 to December 31, 2013 (the “2013 transition period”).  The 2013 transition period has not been audited and is derived from the books and records of the Company.  In the opinion of management, the 2013 transition period reflects all adjustments necessary to present the financial position and results of operations in accordance with generally accepted accounting principles.  Prior to the year-end change, Biglari Holdings’ fiscal year ended on the last Wednesday in September.  Fiscal years 2014, 2013 and 2012 each contained 52 weeks.

Restaurant Operations
The Company’s restaurant operations’ activities are conducted through two restaurant concepts operated by subsidiaries Steak n Shake Operations, Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”). As of December 31, 2014, Steak n Shake operated 417 company-operated restaurants and 128 franchised units. Western operated 4 company-operated restaurants and 68 franchised units.

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

International
We have a corporate office in Monaco to support expansion of Steak n Shake in the Middle East and Europe. We have developed an international organization with personnel in various functions to support international efforts. As of December 31, 2014 we have two company-operated locations in Europe to promote the Steak n Shake brand to prospective franchisees. Similar to our domestic franchise agreements, a typical international franchise development agreement provides the vehicle for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant.

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

The Company has an exclusive license with Mr. Biglari for the use of the Biglari and Biglari Holdings names and marks in association with various products and services, and has entered into a sublicense agreement with Steak n Shake, LLC and Steak n Shake Enterprises, Inc. providing for the association of the Biglari name and mark with all of Steak n Shake’s restaurants (including company-operated and franchised locations), products and brands.  See “Certain agreements with our Chairman and CEO may deter a change of control or proxy contest” under Part I, Item 1A and Note 16, “Related Party Transactions” in the accompanying notes to consolidated financial statements included in Part II, Item 8 of this transition report on form 10-K.

Insurance Business
Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”) which we acquired on March 19, 2014.  First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. First Guard is headquartered in Venice, Florida.

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

Media Business
Our media business is composed of Maxim.  We acquired certain assets and liabilities of Maxim on February 27, 2014.  Maxim’s business lies in media, in print and digital, and in licensing of products and services. Maxim is headquartered in New York City, New York.

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

Investments
The Company and its subsidiaries have invested in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “the investment partnerships”).  The investment partnerships operate as private investment funds.  As of December 31, 2014, the fair value of the investments was $776.9 million.  These investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements.

Employees
The Company employs 23,851 persons.

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
The Lion Fund, L.P., controlled by Mr. Biglari, has the ability to exert significant influence on actions the Company may take in the future that require shareholder approval, including change of control transactions.  Therefore, The Lion Fund, L.P.’s ownership position may conflict with the interests of some or all of the Company’s other shareholders.

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

Risks Relating to Our Investment Activities

Our investment activities are conducted primarily through outside investment partnerships, The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, the “investment partnerships”), which are controlled by Mr. Biglari.
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

We also have a Shared Services Agreement with Biglari Capital Corp. (“Biglari Capital”), general partner of the investment partnerships, pursuant to which we agreed to provide certain services to Biglari Capital (e.g., use of space at our corporate headquarters) in exchange for a 6% hurdle rate for the Company and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners), above which Biglari Capital is entitled to receive an incentive reallocation in its capacity as general partner of the investment partnerships. There can be no assurance that the benefit, if any, we may realize from this increased hurdle rate will enable us to recoup our costs incurred in performing services for Biglari Capital under the Shared Services Agreement.

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

Restaurant Properties
As of December 31, 2014, restaurant operations included 617 company-operated and franchised locations. Restaurant operations own the land and building for 154 restaurants.  The following table lists the locations of the restaurants, as of December 31, 2014.

	Steak n Shake		Western Sizzlin

	Company- operated	Franchised	Company-operated	Franchised	Total
Domestic:
Alabama	2	7	—	6	15
Arizona	1	—	—	—	1
Arkansas	—	2	—	16	18
California	1	1	—	2	4
Colorado	2	2	—	—	4
Florida	80	2	—	—	82
Georgia	23	18	—	7	48
Illinois	63	7	—	—	70
Indiana	68	3	—	—	71
Iowa	3	—	—	—	3
Kansas	—	4	—	1	5
Kentucky	14	4	—	—	18
Louisiana	—	1	—	1	2
Maryland	—	—	—	2	2
Michigan	19	1	—	—	20
Mississippi	—	2	—	2	4
Missouri	39	24	—	1	64
Montana	—	1	—	—	1
Nevada	—	2	—	—	2
New Jersey	—	1	—	—	1
New York	1	—	—	—	1
North Carolina	6	6	—	9	21
Ohio	63	—	—	1	64
Oklahoma	—	5	—	9	14
Pennsylvania	6	3	—	—	9
South Carolina	1	4	—	3	8
Tennessee	9	10	—	4	23
Texas	14	9	—	—	23
Virginia	—	5	3	4	12
West Virginia	—	2	1	—	3
International:
France	1	1	—	—	2
Kuwait	—	1	—	—	1
Spain	1	—	—	—	1
Total	417	128	4	68	617

Item 3.	Legal Proceedings

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

Rights Offering
On September 12, 2014 and September 16, 2013, Biglari Holdings completed offerings of transferable subscription rights, distributing one transferable subscription right (“Rights”) for each share of its common stock to shareholders.  Every five Rights entitled a shareholder to subscribe for one share of common stock at a price of $250.00 and $265.00, respectively.  Shareholders on the record date who fully exercised the Rights distributed to them were also entitled to subscribe for and purchase additional shares of common stock not purchased by other Rights holders through their basic subscription privileges.  The offerings were oversubscribed and 344,261 and 286,767 new shares of common stock were issued, respectively.  The Company received net proceeds of $85.9 million and $75.6 million from the offerings, respectively.  Including the issuance of the newly subscribed shares the Company had 2,065,586 shares outstanding as of December 31, 2014.

Market Information
Biglari Holdings’ common stock is listed for trading on the New York Stock Exchange (the “NYSE”), trading symbol:  BH. The following table sets forth the high and low sales prices per share, as reported on the NYSE List and adjusted for the 2014 and 2013 offerings of transferable subscription rights during the periods indicated:

	2014		2013
	High	Low	High	Low
Transition Period	$399.51	$320.95	$482.14	$381.26

	Fiscal Year 2014		Fiscal Year 2013
	High	Low	High	Low
First quarter	$460.28	$381.26	$328.74	$283.20
Second quarter	482.14	384.05	347.90	314.85
Third quarter	430.82	378.03	357.77	321.11
Fourth quarter	415.97	338.88	401.74	357.62

Shareholders
Biglari Holdings had 10,281 beneficial shareholders, of which 967 were record holders of its common stock at March 5, 2015.

Dividends
Biglari Holdings has not declared a cash dividend during the 2014 transition period or during the fiscal years ended September 24, 2014, September 25, 2013, and September 26, 2012.

Issuer Purchases of Equity Securities
The following table presents information on purchases of our common stock during the 2014 transition period ended by The Lion Fund, L.P. and Sardar Biglari, each of whom may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.  On December 17, 2014, The Lion Fund, L.P. entered into a Rule 10b5-1 Trading Plan (the “Purchase Plan”) pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under the Purchase Plan, a broker dealer will make periodic purchases of up to an aggregate of 62,000 shares of the Company’s common stock on behalf of The Lion Fund, L.P. at prevailing market prices, subject to the terms of the Purchase Plan.  From December 17, 2014 to December 31, 2014 The Lion Fund, L.P. purchased 16,695 shares under the Purchase Plan.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

September 25, 2014 – October 31, 2014	-	$-	-	-
November 1, 2014 – November 30, 2014	-	$-	-	-
December 1, 2014 – December 31, 2014	16,695	$379.58	16,695	45,305
Total	16,695		16,695	45,305

Securities Authorized for Issuance Under Equity Compensation Plans

The “Equity Compensation Plan Information” required by Item 201(d) of Regulation S-K for fiscal year 2014 is contained in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders filed on January 22, 2015.  The “Equity Compensation Plan Information” required by Item 201(d) of Regulation S-K for the 2014 transition period will be filed on April 30, 2015 and such information is incorporated herein by reference.

Item 6.	Selected Financial Data

(dollars in thousands except per share data)

	2014 Transition Period	2013 Transition Period
Revenue:
Total revenues	$224,450	$204,442

Earnings:
Net earnings attributable to Biglari Holdings Inc.	$91,050	$18,949
Basic earnings per share attributable to Biglari Holdings Inc. (1)	$48.49	$11.05
Diluted earnings per share attributable to Biglari Holdings Inc. (1)	$48.45	$11.03

Year-end data:
Total assets	$1,314,791	$1,010,356
Long-term notes payable and other borrowings	312,595	199,601
Biglari Holdings Inc. shareholders’ equity	$725,551	$587,885

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

2014 transition period compared to 2013 transition period

On October 16, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from the last Wednesday in September to December 31 of each year.  This form 10-K is a transition report and includes financial information for September 25, 2014 to December 31, 2014 (the “2014 transition period”).  For comparative purposes, an unaudited statement of earnings, statement of comprehensive income and statement of cash flows have been included for September 26, 2013 to December 31, 2013 (the “2013 transition period”).

Net earnings attributable to Biglari Holdings shareholders for the 2014 and 2013 transition periods are disaggregated in the table that follows.  Amounts are recorded after deducting income taxes.

	2014 Transition Period	2013 Transition Period
Operating businesses:
Restaurant	$6,857	$6,537
Insurance	595	-
Media	(3,455)	-
Total operating businesses	3,997	6,537
Corporate and other	(2,109)	(2,087)
Investment partnership gains	91,191	15,516
Interest expense on notes payable and other borrowings	(2,029)	(1,017)
	$91,050	$18,949

Our restaurant businesses, which include Steak n Shake and Western, generated after-tax earnings during the transition periods.  As of December 31, 2014, Steak n Shake comprised 417 company-operated restaurants and 128 franchised units. Western comprised 4 company-operated restaurants and 68 franchised units.  Steak n Shake’s same-store sales increased in each of the last 24 quarters.  Steak n Shake’s same-store sales increased 4.8% and 4.2% during the 2014 and 2013 transition periods, respectively.  Steak n Shake’s same-store traffic increased 2.7% and 3.9% during the 2014 and 2013 transition periods, respectively.  The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.  Same-store traffic measures the number of patrons who walk through the same units.

Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”), which we acquired on March 19, 2014.  First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  Our insurance business generated after-tax earnings of $595 during the 2014 transition period.

Our media business is composed of Maxim.  We acquired certain assets and liabilities of Maxim on February 27, 2014.  Maxim is a brand management company whose business lies principally in media and licensing. Our media business generated an after-tax loss of $3,455 during the 2014 transition period.

The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this transition report form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors set forth above.

Restaurants

Steak n Shake and Western comprise 617 company-operated and franchised restaurants as of December 31, 2014.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of September 26, 2012	414	83	5	87	589
Net restaurants opened (closed)	1	21	(1)	(5)	16
Total stores as of September 25, 2013	415	104	4	82	605
Net restaurants opened (closed)	1	20	-	(11)	10
Total stores as of September 24, 2014	416	124	4	71	615
Net restaurants opened (closed)	1	4	-	(3)	2
Total stores as of December 31, 2014	417	128	4	68	617

Earnings of our restaurant operations are summarized below.

	2014 Transition Period		2013 Transition Period
Revenue
Net sales	$210,256		$200,407
Franchise royalties and fees	4,076		3,177
Other revenue	1,316		858
Total revenue	215,648		204,442

Restaurant cost of sales
Cost of food	64,614	30.7%	58,826	29.4%
Restaurant operating costs	98,939	47.1%	94,268	47.0%
Rent	4,554	2.2%	4,579	2.3%
Total cost of sales	168,107		157,673

Selling, general and administrative
General and administrative	16,570	7.7%	16,420	8.0%
Marketing	9,844	4.6%	10,807	5.3%
Other expenses	1,523	0.7%	706	0.3%
Total selling, general and administrative	27,937	13.0%	27,933	13.7%

Depreciation and amortization	6,461	3.0%	6,434	3.1%

Interest on obligations under leases	2,577		2,612

Earnings before income taxes	10,566		9,790

Income tax expense	3,709		3,253

Net earnings	$6,857		$6,537

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.
General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Net sales during the 2014 transition period were $210,256, an increase of $9,849 over the 2013 transition period.  The increased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales increased 4.8% during the 2014 transition period, whereas customer traffic increased by 2.7%.

Franchise royalties and fees increased 28.3% during the 2014 transition period.  The franchised units numbered 196 at December 31, 2014, compared to 188 at December 31, 2013.  The increase in franchise fees is primarily attributable to newly franchised Steak n Shake stores which opened in the 2014 transition period and 2014 fiscal year.

Cost of food in the current transition period was $64,614 or 30.7% of net sales, compared to $58,826 or 29.4% of net sales in the 2013 transition period.  The increase in costs as a percentage of net sales was primarily attributable to higher beef costs during the current transition period.

Restaurant operating costs were $98,939 or 47.1% of net sales compared to $94,268 or 47.0% in the 2013 transition period.  The increased costs were mainly based on higher sales.

Selling, general and administrative expense was $27,937 or 13.0% of total revenues in the current transition period remained relatively flat compared to $27,933 or 13.7% of total revenues in the 2013 transition period.

Interest on obligations under leases was $2,577 during the current transition period, versus $2,612 during the 2013 transition period.  The total obligations under leases outstanding at December 31, 2014 were $104,561.

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  Earnings of our insurance business are summarized below.

2014 Transition Period
Premiums written	$3,389
Insurance losses	1,944
Underwriting expenses	724
Total losses and expenses	2,668
Pre-tax underwriting gain	721
Commissions	138
Investment income	47
Investment gains	-
Earnings before income taxes	906
Income tax expense	311
Contribution to net earnings	$595

Media

Maxim’s business lies principally in media and licensing.  Earnings of our media operations are summarized below.

2014 Transition Period
Revenue	$5,228
Media cost of sales	9,261
Selling, general and administrative expenses	1,465
Loss before income taxes	(5,498)
Income tax benefit	(2,043)
Contribution to net earnings	$(3,455)

We purchased Maxim on February 27, 2014.  During the 2014 transition period we continued to make investments into the brand, many of which are reflected in the reported expenses.  We have recruited personnel to rebuild the media business, both in print and in digital, and to build a licensing business.

Investment Partnership Gains

Earnings from our investments in partnerships are summarized below.

	2014 Transition Period	2013 Transition Period
Investment partnership gains	$144,702	$23,493
Tax expense	53,511	7,977
Contribution to net earnings	$91,191	$15,516

The Company recorded after-tax earnings from investment partnership gains of $91,191 and $15,516 during the 2014 and 2013 transition periods, respectively.

Certain of the investment partnerships hold the Company’s common stock as investments.  The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding.   Gains and losses on Company common stock included in the earnings of these partnerships are eliminated.

Interest Expense

The Company’s interest expense is summarized below.

	2014 Transition Period	2013 Transition Period
Interest expense on notes payable and other borrowings	(3,272)	(1,641)
Tax expense (benefit)	(1,243)	(624)
Contribution to net earnings	$(2,029)	$(1,017)

Interest expense increased from $1,641 in the 2013 transition period to $3,272 in the 2014 transition period.  This increase primarily pertained to higher balances and interest on Steak n Shake’s current credit facility, entered into on March 19, 2014, compared to Steak n Shake’s former credit facility.  The outstanding balance on December 31, 2014 was $218,350 with a 4.75% interest rate.

Corporate and Other

Corporate and other exclude restaurant, insurance and media companies.  Corporate and other registered a net loss of $2,109 in the current transition period versus a net loss of $2,087 during the 2013 transition period.

Income Tax Expense

Consolidated income tax expense was 37.5% of pretax income in the current transition period, versus 33.3% in the 2013 transition period.  The increase in the Company’s tax rate in the 2014 transition period as compared to the 2013 transition period was primarily attributable to increased income from investment partnerships.

Comparison of fiscal years 2014, 2013 and 2012

Net earnings attributable to Biglari Holdings shareholders for each of the past three years are disaggregated in the table that follows.  Amounts are recorded after deducting income taxes.

	2014	2013	2012
Operating businesses:
Restaurant	$17,965	$21,361	$33,110
Insurance	964	-	-
Media	(9,949)	-	-
Total operating businesses	8,980	21,361	33,110
Corporate and other	(4,412)	(7,133)	(9,806)
Investment gains (including contributions)	18,305	115,568	2,604
Investment partnership gains	12,316	14,537	1,953
Interest expense on notes payable and other borrowings	(6,385)	(4,062)	(6,268)
	$28,804	$140,271	$21,593

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

Our insurance business is composed of First Guard which we acquired on March 19, 2014.  First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  Our insurance business generated after-tax earnings of $964 during fiscal year 2014.

Our media business is composed of Maxim.  We acquired certain assets and liabilities of Maxim on February 27, 2014.  Maxim’s business lies principally in media and licensing. Our media business generated an after-tax loss of $9,949 from the purchase date to the end of the fiscal year.

In 2014 and 2013 the Company completed rights offerings in which 344,261 and 286,767 new shares of common stock were issued, respectively.  The Company received net proceeds of $85,873 and $75,595 from the offerings, respectively.  Earnings per share have been retroactively restated for all three years to account for the rights offerings.

We had a 52/53 week fiscal year that ended on the last Wednesday in September. Fiscal years 2014, 2013, and 2012 all contained 52 weeks.

The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors set forth above.

Restaurants

Steak n Shake and Western comprise 615 company-operated and franchised restaurants as of September 24, 2014.  Earnings of our restaurant operations are summarized below.

	2014		2013		2012
Revenue
Net sales	$759,889		$736,968		$721,754
Franchise royalties and fees	15,032		11,741		9,631
Other revenue	3,234		3,210		2,520
Total revenue	778,155		751,919		733,905

Restaurant cost of sales
Cost of food	226,436	29.8%	218,199	29.6%	207,234	28.7%
Restaurant operating costs	358,998	47.2%	348,654	47.3%	337,905	46.8%
Rent	17,073	2.2%	16,150	2.2%	15,916	2.2%
Total cost of sales	602,507		583,003		561,055

Selling, general and administrative
General and administrative	64,872	8.3%	56,485	7.5%	44,003	6.0%
Marketing	43,324	5.6%	44,375	5.9%	42,531	5.8%
Other expenses	5,409	0.7%	4,458	0.6%	2,303	0.3%
Total selling, general and administrative	113,605		105,318		88,837

Depreciation and amortization	24,064	3.1%	24,882	3.3%	26,161	3.6%

Interest on obligations under leases	9,720		9,829		10,073

Earnings before income taxes	28,259		28,887		47,779

Income tax expense	10,294		7,526		14,669

Net earnings	$17,965		$21,361		$33,110

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.
General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

The total number of company-operated and franchised restaurants at September 24, 2014 was as follows.

	Steak n Shake		Western Sizzlin

	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of September 26, 2012	414	83	5	87	589
Net restaurants opened (closed)	1	21	(1)	(5)	16
Total stores as of September 25, 2013	415	104	4	82	605
Net restaurants opened (closed)	1	20	-	(11)	10
Total stores as of September 24, 2014	416	124	4	71	615

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

Cost of food in 2014 was $226,436 or 29.8% of net sales, compared with $218,199 or 29.6% of net sales in 2013.  The higher costs were primarily imputed to higher sales.  The price of beef rose during 2014; however, the increased costs were mostly offset by reductions in the prices of other commodities.  In 2013 higher revenues increased cost of food by approximately $5.4 million, and higher commodity prices impacted cost of food by approximately $3.2 million. The cost of food in 2012 was $207,234 or 28.7% of net sales.

Restaurant operating costs in 2014 were $358,998 or 47.2% of net sales compared to $348,654 or 47.3% in 2013.  The increased costs were mainly based on higher sales.  Restaurant operating costs were $337,905 or 46.8% of net sales in 2012. Restaurant operating costs increased in 2013 over 2012, inter alia, because of increased staffing in our stores of $4.3 million, higher supply costs of $2.3 million, and higher insurance costs of $1.6 million.

Rent expense attributable to restaurant operations remained consistent at 2.2% of net sales, compared to those of the prior years.

General and administrative expenses increased from $56,485 or 7.5% of total revenues in 2013 to $64,872 or 8.3% of total revenues in 2014.  The increased costs were primarily attributable to higher compensation expense of $4.1 million and higher recruiting and legal fees of $4.2 million for Steak n Shake’s domestic and international franchise development.  General and administrative expenses increased from $44,003 or 6.0% of total revenues in 2012 to $56,485 or 7.5% of total revenues in 2013. Increased training in 2013 created a higher expense of $2.7 million, which was largely tied to franchise openings. Our overall efforts to franchise the Steak n Shake concept both domestically and internationally have steadily increased general and administrative expenses.

Marketing expense was $43,324 or 5.6% of total revenues in 2014, versus $44,375 or 5.9% of total revenues in 2013 and $42,531 or 5.8% of total revenues in 2012.

Depreciation and amortization expense was $24,064 or 3.1% of total revenues in 2014, versus $24,882 or 3.3% of total revenues in 2013 and $26,161 or 3.6% of total revenues in 2012.

Interest on obligations under leases was $9,720 during 2014, versus $9,829 during 2013 and $10,073 during 2012.  Steak n Shake’s total obligations under leases have decreased as the leases mature.  The total obligations under leases outstanding at the end of 2014, 2013 and 2012 were $106,189, $112,486 and $116,066, respectively.

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

Media

Maxim’s business lies principally in media and licensing.  Earnings of our media operations are summarized below.

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

Prior to the sale of Biglari Capital Corp., the Company held a controlling interest in The Lion Fund, L.P. and Western Acquisitions, L.P. (the “consolidated affiliated partnerships”), and we accounted for the partnerships’ gains and losses in our consolidated financial statements.  As a result of the sale of Biglari Capital Corp., the Company no longer has a controlling interest in the consolidated affiliated partnerships.  Because we ceased to have a controlling interest in the consolidated affiliated partnerships, these entities were no longer consolidated in the Company’s financial statements.  From July 1, 2013, we record gains/losses from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on the securities) in the consolidated statements of earnings based on the carrying value of our proportional ownership interests in the investment partnerships.  The Company recorded after-tax earnings from investment partnership gains of $12,316 during 2014 and $13,296 during 2013.  The Company recorded after-tax earnings from the consolidated affiliated partnerships of $1,241 during 2013 and $1,953 during 2012.

Certain of the investment partnerships hold the Company’s common stock as investments.  The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock.   Gains and losses on Company common stock included in the earnings of these partnerships are eliminated.  These pro-rata shares are legally outstanding, but under generally accepted accounting principles they are recorded as treasury stock.

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

Interest expense increased from $6,551 in 2013 to $9,166 during 2014.  This increase primarily pertained to higher balances and interest on Steak n Shake’s current credit facility, entered into on March 19, 2014, compared to Steak n Shake’s former credit facility.  The outstanding balance on September 24, 2014 was $219,450 with a 4.75% interest rate, as compared to $120,250 with a 3.94% interest rate on September 25, 2013. Interest expense in 2013 decreased from $8,155 in 2012.  The decrease primarily pertained to lower interest rates.  On September 26, 2012, the total outstanding debt for Steak n Shake was $132,388.

The loss on extinguishment of debt for 2014 of $1,133 and 2012 of $1,955 related to the write-off of deferred loan costs associated with Steak n Shake’s then outstanding credit facilities.

Corporate and Other

Corporate and other exclude restaurant, insurance and media companies.  Corporate and other registered a net loss of $4,412 during 2014 versus a net loss of $7,133 during 2013, and a net loss of $9,806 during 2012.  The after-tax loss decreased in 2014 as compared to 2013 primarily because of a decrease in incentive compensation.  The after-tax loss decreased in 2013 as compared to that in 2012 because of an increase in dividend income.

Income Tax Expense

Consolidated income tax expense was 26.2% of pretax income during 2014, versus 34.3% in 2013 and 20.7% in 2012.  The decrease in the Company’s tax rate in 2014 as compared to 2013 was primarily attributable to reduced contributions of securities to investment partnerships.  The Company recognized gains of $29,524 during 2014 and $182,746 during 2013 on the contribution of securities to investment partnerships. In 2014 and 2013, gains on contributions to investment partnerships were taxed at 38.0% and 37.1%, respectively.  The increase in the Company’s tax rate in 2013 compared to 2012 was primarily because of higher effective tax rates for gains on contributions to investment partnerships in 2013.

Financial Condition

Our balance sheet continues to maintain significant liquidity.  Our consolidated shareholders’ equity on December 31, 2014 was $725,551, an increase of $86,834 compared to the September 24, 2014 balance.  The increase during the 2014 transition period was primarily attributable to appreciation of our investments.

Consolidated cash and investments are summarized below.

	December 31, 2014	September 24, 2014	September 25, 2013
Cash and cash equivalents	$129,669	$124,290	$94,626
Investments	10,800	21,523	85,479
Fair value of interest in investment partnerships	776,899	620,811	455,297
Total cash and investments	917,368	766,624	635,402
Less: portion of Company stock held by investment partnerships	(78,917)	(63,573)	(57,598)
Carrying value of cash and investments on balance sheet	$838,451	$703,051	$577,804

The Company owns interests in investment partnerships that hold the Company’s common stock for investment purposes.  However, the Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock.  Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s results.

Liquidity
Cash provided by operating activities during the 2014 transition period was $5,643 compared to $5,346 during the prior transition period.  During fiscal year 2014 cash flows from operations primarily consisted of $23,470 of cash flows from earnings (excluding gains) and $10,340 of cash dividends from investment partnerships.  During fiscal year 2013 and fiscal year 2012 cash flows from earnings (excluding gains) were $40,234 and $48,597, respectively.

Net cash provided by investing activities during the 2014 transition period of $2,484 was primarily because of maturities of bonds of $11,748 offset by capital expenditures of $8,816.  Net cash used in investing activities of $4,764 during 2013 transition period primarily consisted of capital expenditures of $5,283.  Net cash used in investing activities during fiscal year 2014 was primarily because of contributions to investment partnerships of $100,000, acquisitions of businesses of $40,143 and capital expenditures of $35,812.  Net cash used in investing activities of $60,765 during fiscal year 2013 primarily consisted of purchases of investments of $45,277 and capital expenditures of $14,167.  During fiscal year 2012 net cash used in investing activities was $87,885 based primarily on purchases of investments of $108,825 offset by sales of investments of $38,108.

During the 2014 transition period we incurred debt payments of $2,748.  During the 2013 transition period we incurred debt payments of $17,020 and received $7,000 from a revolving credit facility.  During fiscal year 2014 we generated cash from financing activities which primarily resulted from an increase in Steak n Shake borrowings of $101,411 and proceeds from an equity offering of $85,873.  $50,000 of Steak n Shake’s increased borrowings were used to pay a cash dividend to Biglari Holdings and the remaining loan proceeds will be used by Steak n Shake for working capital and general corporate purposes.  During fiscal year 2013 we generated $75,595 of cash from financing activities from an equity offering.  During fiscal year 2012 we used $709 of cash in financing activities.

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

As of December 31, 2014, the interest rate on the term loan was 4.75%.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio.

Both the term loan and the revolver have been secured by first priority security interests on substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 will be used by Steak n Shake for working capital and general corporate purposes.  At December 31, 2014, $218,350 was outstanding under the term loan, and no amount is outstanding under the revolver.

Steak n Shake had $10,188 in standby letters of credit outstanding as of December 31, 2014 and September 24, 2014.

Western Revolver
As of December 31, 2014, Western has $980 due June 13, 2015.

Interest Rate Swap
During fiscal year 2013, Steak n Shake entered into an interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $132, $170 and $214 on December 31, 2014, September 24, 2014 and September 25, 2013, respectively, and is included in accrued expenses on the consolidated balance sheet.

During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $5,000 on December 31, 2014. The fair value of the interest rate swap was a liability of $43, $63 and $187 on December 31, 2014, September 24, 2014 and September 25, 2013, respectively, and is included in accrued expenses on the consolidated balance sheet.

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

We believe the following critical accounting policies represent our more significant judgments and estimates used in preparation of our consolidated financial statements.  Given the current composition of our business, we do not believe that any accounting policies related to our insurance or media businesses were critical to the preparation of our consolidated financial statements as of and for the transition period ended December 31, 2014.

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

Our reserves for self-insured liabilities at December 31, 2014, September 24, 2014 and September 25, 2013 were $9,787, $9,221 and $8,629, respectively.

Income Taxes
We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Based on 2014 transition period results, a change of one percentage point in the annual effective tax rate would have an impact of $1,456 on net earnings.

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

Contractual Obligations
Our significant contractual obligations and commitments as of December 31, 2014 are shown in the following table.

	Payments due by period
Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Long-term debt (1) (2)	$14,454	$26,699	$26,422	$220,532	$288,107
Capital leases and finance obligations (1)	15,811	25,442	15,787	8,348	65,388
Operating leases (3)	17,156	28,179	23,643	58,276	127,254
Purchase commitments (4)	2,972	778	12	—	3,762
Other long-term liabilities (5)	—	—	—	1,960	1,960
Total	$50,393	$81,098	$65,864	$289,116	$486,471
____________________
(1)	Includes principal and interest and assumes payoff of indebtedness at maturity date.
(2)	Includes outstanding borrowings under Steak n Shake’s credit facility.
(3)	Excludes amounts to be paid for contingent rents. Includes amounts to be paid for subleased properties.
(4)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(5)
Includes liabilities for Non-Qualified Deferred Compensation Plan. Excludes our unrecognized tax benefits of $453 as of December 31, 2014 because we cannot make a reliable estimate of the timing of cash payments.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases entered into in the normal course of business.

Recently Issued Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying notes to consolidated financial statements included in Part II, Item 8 of this transition report on form 10-K.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments.  Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $70,878, along with a corresponding change in shareholders’ equity of approximately 6%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At December 31, 2014, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $144 on our net earnings. On October 11, 2012, Steak n Shake entered into an interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $132 on December 31, 2014. In February 2011, in connection with the issuance of the term loan under Steak n Shake’s previous credit facility, Steak n Shake entered into an interest rate swap agreement with the lender for a notional amount of $20,000, which effectively fixed the interest rate on the term loan at 3.25% through its maturity. The fair value of the interest rate swap was a liability of $43 at December 31, 2014.

We have had minimal exposure to foreign currency exchange rate fluctuations in the 2014 transition period and in fiscal years 2014 and 2013.  We did not have any exposure to foreign currency exchange rate fluctuations in fiscal year 2012.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the "Company") as of December 31, 2014, September 24, 2014 and September 25, 2013, and the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity, and cash flows for period from September 25, 2014 to December 31, 2014, and the years ended September 24, 2014, September 25, 2013, and September 26, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Biglari Holdings Inc. and subsidiaries as of December 31, 2014, September 24, 2014 and September 25, 2013, and the results of their operations and their cash flows for the period from September 25, 2014 to December 31, 2014, and years ended September 24, 2014, September 25, 2013, and September 26, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the financial statements, during the years ended September 24, 2014 and September 25, 2013, the Company contributed cash and securities with an aggregate value of $174.4 million and $377.6 million, respectively to investment partnerships.  The Company and its subsidiaries have invested in the investment partnerships in the form of limited partner interests.  These investments are subject to a rolling five-year lock up period under the terms of the respective partnership agreements for the investment partnerships.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Maxim Inc. and subsidiaries which was acquired on February 27, 2014, and First Guard Insurance Company and its agency, 1st Guard Corporation, which were acquired on March 19, 2014, and whose financial statements constitute 5% and 4% of consolidated total assets and consolidated total revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Maxim Inc., First Guard Insurance Company, or 1st Guard Corporation and their respective subsidiaries.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of December 31, 2014, and for the period from September 25, 2014 to December 31, 2014 of the Company and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule and included an emphasis of a matter paragraph relating to the contribution of cash and securities to investment partnerships.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
March 13, 2015

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the criteria set forth in a report entitled Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded Maxim Inc., First Guard Insurance Company, 1st Guard Corporation and their respective subsidiaries, which were acquired in fiscal year 2014.  These acquisitions represented 5% and 4% of consolidated total assets and consolidated total revenues, respectively, of the Company as of December 31, 2014 and for the period from September 25, 2014 to December 31, 2014. These acquisitions are more fully discussed in Note 1 of the notes to the consolidated financial statements. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting within one year of the date of the acquisition.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting and its report is included herein.

/s/ Sardar Biglari	/s/ Bruce Lewis
Sardar Biglari Chairman and Chief Executive Officer	Bruce Lewis Controller

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
 (dollars in thousands except per-share amounts)

	Transition Period		Fiscal Year
	2014	2013	2014	2013	2012
		(unaudited)
Revenues
Restaurant operations	$215,648	$204,442	$778,155	$751,919	$733,905
Insurance premiums and other	3,574	-	5,715	-	-
Media advertising and other	5,228	-	9,941	-	-
Other	-	-	-	3,903	6,302
	224,450	204,442	793,811	755,822	740,207
Cost and expenses
Restaurant cost of sales	168,107	157,673	602,507	583,003	561,055
Insurance losses and underwriting expenses	2,668	-	4,254	-	-
Media cost of sales	9,261	-	19,399	-	-
Selling, general and administrative	30,847	31,630	128,472	126,835	109,547
Depreciation and amortization	6,828	6,566	24,905	25,250	26,424
	217,711	195,869	779,537	735,088	697,026
Other income (expenses)
Interest and dividends	8	586	1,182	8,265	4,000
Interest expense	(3,272)	(1,641)	(10,299)	(6,551)	(10,110)
Interest on obligations under leases	(2,577)	(2,612)	(9,720)	(9,829)	(10,073)
Gain on sale of Biglari Capital Corp.	-	-	-	1,597	-
Investment gains (including contributions)	-	-	29,524	182,177	4,200
Investment partnership gains	144,702	23,493	14,055	20,068	-
Total other income (expenses)	138,861	19,826	24,742	195,727	(11,983)

Earnings before income taxes	145,600	28,399	39,016	216,461	31,198
Income tax expense	54,550	9,450	10,212	74,289	6,453

Net earnings	91,050	18,949	28,804	142,172	24,745
Less: Earnings attributable to noncontrolling interests	-	-	-	(1,901)	(3,152)

Net earnings attributable to Biglari Holdings Inc.	$91,050	$18,949	$28,804	$140,271	$21,593

Earnings per share
Basic earnings per common share	$48.49	$11.05	$16.85	$90.89	$13.92
Diluted earnings per common share	$48.45	$11.03	$16.82	$90.69	$13.88

Weighted average shares and equivalents
Basic	1,877,723	1,714,727	1,709,621	1,543,370	1,551,613
Diluted	1,879,414	1,718,261	1,712,775	1,546,665	1,555,406

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
 (dollars in thousands)

	Transition Period		Fiscal Year
	2014	2013	2014	2013	2012
		(unaudited)

Net earnings attributable to Biglari Holdings Inc.	$91,050	$18,949	$28,804	$140,271	$21,593
Other comprehensive income:
Reclassification of investment appreciation in net earnings	-	-	(29,578)	(182,286)	(1,455)
Applicable income taxes	-	-	11,237	67,640	553
Net change in unrealized gains and losses on investments	(341)	6,540	(4,930)	146,079	81,075
Applicable income taxes	126	(2,478)	1,874	(53,881)	(30,808)
Foreign currency translation	(46)	289	(582)	8	-
Other comprehensive (loss) income, net	(261)	4,351	(21,979)	(22,440)	49,365
Total comprehensive income	$90,789	$23,300	$6,825	$117,831	$70,958

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
 (dollars in thousands)

	December 31, 2014	September 24, 2014	September 25, 2013
Assets
Current assets:
Cash and cash equivalents	$129,669	$124,290	$94,626
Investments	10,800	21,523	85,479
Receivables	19,003	15,962	7,055
Inventories	7,255	6,892	6,475
Deferred taxes	12,019	10,812	-
Other current assets	7,707	6,789	3,851
Total current assets	186,453	186,268	197,486
Property and equipment	353,875	354,147	346,147
Goodwill	40,164	40,164	28,251
Other intangible assets	22,756	22,907	7,721
Investment partnerships	697,982	557,238	397,699
Other assets	13,561	14,008	11,239
Total assets	$1,314,791	$1,174,732	$988,543

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$39,996	$39,207	$31,140
Accrued expenses	65,476	64,440	65,885
Current portion of notes payable and other borrowings	9,315	9,387	15,989
Total current liabilities	114,787	113,034	113,014
Long-term notes payable and other borrowings	312,595	315,196	216,747
Deferred taxes	150,732	96,762	84,525
Other liabilities	11,126	11,023	9,668
Total liabilities	589,240	536,015	423,954
Shareholders’ equity
Common stock - 2,065,586, 2,065,566 and 1,720,782 shares outstanding	1,071	1,071	899
Additional paid-in capital	391,877	391,878	269,810
Retained earnings	431,825	340,775	348,339
Accumulated other comprehensive income	(783)	(522)	21,457
Treasury stock, at cost	(98,439)	(94,485)	(75,916)
Biglari Holdings Inc. shareholders’ equity	725,551	638,717	564,589
Total liabilities and shareholders’ equity	$1,314,791	$1,174,732	$988,543

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
 (dollars in thousands)

	Transition Period		Fiscal Year
	2014	2013	2014	2013	2012
		(unaudited)
Operating activities
Net earnings	$91,050	$18,949	$28,804	$142,172	$24,745
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	6,828	6,566	24,905	25,250	26,424
Provision for deferred income taxes	52,909	6,623	9,164	72,035	(2,727)
Asset impairments and other non-cash expenses	84	162	3,253	3,508	3,744
Loss on disposal of assets	707	162	977	1,111	611
Gain on sale of Biglari Capital Corp.	-	-	-	(1,597)	-
Investment gains (including contributions)	-	-	(29,578)	(182,177)	(4,200)
Investment partnership gains	(144,702)	(23,493)	(14,055)	(20,068)	-
Distributions from investment partnerships	-	1,469	10,340	-	-
Changes in receivables and inventories	(3,404)	(709)	(5,926)	195	(3,659)
Changes in other assets	(855)	(793)	(2,599)	(2,742)	1,019
Changes in accounts payable and accrued expenses	3,026	(3,590)	2,290	3,764	10,491
Investment operations of consolidated affiliated partnerships:
Purchases of investments	-	-	-	-	(14,477)
Sales of investments	-	-	-	1,516	26,052
Investment gains/losses	-	-	-	(3,597)	(5,942)
Changes in cash and cash equivalents	-	-	-	(578)	(12,115)
Net cash provided by operating activities	5,643	5,346	27,575	38,792	49,966
Investing activities
Additions of property and equipment	(8,816)	(5,283)	(35,812)	(14,167)	(8,675)
Proceeds from property and equipment disposals	924	519	2,641	2,449	2,379
Acquisitions of businesses, net of cash acquired	-	-	(40,143)	-	-
Purchase of lease rights	-	-	-	(3,770)	-
Proceeds from sale of Biglari Capital Corp., net of cash on hand		-	-	1,699	-
Purchases of investments and contributions to investment partnerships	(1,372)	-	(112,530)	(46,977)	(108,825)
Sales of investments and redemptions of fixed maturity securities	11,748	-	11,986	1	38,108
Changes in due to/from broker	-	-	-	-	(7,272)
Changes in restricted assets	-	-	3,098	-	(3,600)
Net cash used in investing activities	2,484	(4,764)	(170,760)	(60,765)	(87,885)
Financing activities
Proceeds from revolving credit facility	-	7,000	11,700	17,000	-
Payments on revolving credit facility	(20)	-	(10,700)	(17,000)	(15,000)
Borrowings on long-term debt	-	-	217,800	-	130,000
Principal payments on long-term debt	(1,100)	(15,438)	(120,800)	(12,138)	(110,170)
Deferred financing charges	-	-	(4,754)	-	(1,961)
Principal payments on direct financing lease obligations	(1,628)	(1,582)	(6,278)	(5,904)	(5,272)
Proceeds from stock rights offering	-	-	85,873	75,595	-
Proceeds from exercise of stock options and employee stock purchase plan	3	-	24	16	403
Financing activities of consolidated affiliated partnerships:
Contributions from and distributions to noncontrolling interests, net	-	-	-	(1,226)	1,291
Net cash (used in) provided by financing activities	(2,745)	(10,020)	172,865	56,343	(709)
Effect of exchange rate changes on cash	3	289	(16)	(103)	-
Increase (decrease) in cash and cash equivalents	5,379	(9,149)	29,664	34,267	(38,628)
Cash and cash equivalents at beginning of year	124,290	94,626	94,626	60,359	98,987
Cash and cash equivalents at end of year	$129,669	$85,477	$124,290	$94,626	$60,359

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Transition Period ended December 31, 2014)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 28, 2011	$756	$144,569	$230,390	$(5,468)	$(90,569)	$279,678
Net earnings			21,593			21,593
Other comprehensive income, net				49,365		49,365
Exercise of stock options		859			23	882
Adjustment of redeemable noncontrolling interest to maximum redemption value		(2,393)				(2,393)
Balance at September 26, 2012	$756	$143,035	$251,983	$43,897	$(90,546)	$349,125
Net earnings			140,271			140,271
Other comprehensive income, net				(22,440)		(22,440)
Deconsolidation of affiliated partnerships		12,224			25,640	37,864
Adjustment to treasury stock for holdings in investment partnerships .					(11,033)	(11,033)
Issuance of stock for rights offering	143	119,367	(43,915)			75,595
Exercise of stock options		(6)			23	17
Adjustment of redeemable noncontrolling interest to maximum redemption value		(4,810)				(4,810)
Balance at September 25, 2013	$899	$269,810	$348,339	$21,457	$(75,916)	$564,589
Net earnings			28,804			28,804
Other comprehensive income, net				(21,979)		(21,979)
Adjustment to treasury stock for holdings in investment partnerships					(18,594)	(18,594)
Issuance of stock for rights offering	172	122,069	(36,368)			85,873
Exercise of stock options		(1)			25	24
Balance at September 24, 2014	$1,071	$391,878	$340,775	$(522)	$(94,485)	$638,717
Net earnings			91,050			91,050
Other comprehensive income, net				(261)		(261)
Adjustment to treasury stock for holdings in investment partnerships					(3,958)	(3,958)
Exercise of stock options		(1)			4	3
Balance at December 31, 2014	$1,071	$391,877	$431,825	$(783)	$(98,439)	$725,551

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
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

Fiscal Year
On October 16, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from the last Wednesday in September to December 31 of each year.  This form 10-K is a transition report and includes financial information for September 25, 2014 to December 31, 2014 (the “2014 transition period”).  For comparative purposes, an unaudited statement of earnings, statement of comprehensive income and statement of cash flows have been included for September 26, 2013 to December 31, 2013 (the “2013 transition period”).  The comparative transition period has not been audited and is derived from the books and records of the Company.  In the opinion of management, the comparative transition period reflects all adjustments necessary to present the financial position and results of operations in accordance with generally accepted accounting principles.  Prior to the year-end change Biglari Holdings’ fiscal year ended on the last Wednesday in September.  Fiscal years 2014, 2013 and 2012 each contained 52 weeks.  Western’s, Maxim’s, First Guard’s and the investment partnerships’ September 30 period end for financial reporting purposes differed from the end of the Company’s fiscal year.  There were no significant transactions in the intervening periods.  After the year-end change, Steak n Shake continues to operate on a 52/53 week year ending on the last Wednesday of the calendar year.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

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

Receivables
Our accounts receivable balance consists primarily of franchisee, customer, and other receivables. We carry our accounts receivable at cost less an allowance for doubtful accounts, which is based on a history of past write-offs and collections and current credit conditions.  Allowance for doubtful accounts was $1,608 at December 31, 2014.    Allowance for doubtful accounts was $1,512 and $804 at September 24, 2014 and September 25, 2013, respectively.  Amounts charged to expense and deductions from the allowance totaled $898 and $190, in 2014.  Amounts charged to expense and deductions from the allowance in the 2014 and 2013 transition periods and in fiscal years 2013 and 2012 were insignificant.

Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist primarily of restaurant food items and supply inventory.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

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

Goodwill and Other Intangible Assets
Goodwill and indefinite life intangibles are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangibles to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. No impairments were recorded on goodwill or indefinite life intangibles during the 2014 and 2013 transition periods or during fiscal years 2014 or 2012.  During fiscal year 2013, the Company recorded an impairment related to the trade name of Western’s company-operated stores.  Refer to Note 8 for information regarding our goodwill and other intangible assets.

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

Common Stock and Treasury Stock
The Company’s common stock is $0.50 stated value.  The following table presents shares authorized, issued and outstanding.

	December 31, 2014	September 24, 2014	September 25, 2013
Common stock authorized	2,500,000	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202	1,797,941
Treasury stock held by the Company	(76,616)	(76,636)	(77,159)
Outstanding shares	2,065,586	2,065,566	1,720,782
Proportional ownership of the Company's common stock in The Lion Fund, L.P.	(197,533)	(187,109)	(132,406)
Net outstanding shares for financial reporting purposes	1,868,053	1,878,457	1,588,376

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
 (dollars in thousands, except share and per-share data)

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

Restaurant operations revenues were as follows.
	Transition Period		Fiscal Year
	2014	2013	2014	2013	2012
		(unaudited)

Net sales	$210,256	$200,407	$759,889	$736,968	$721,754
Franchise royalties and fees	4,076	3,177	15,032	11,741	9,631
Other	1,316	858	3,234	3,210	2,520
	$215,648	$204,442	$778,155	$751,919	$733,905

Insurance premiums and commissions
Insurance premiums are earned over the terms of the related policies. Expenses incurred in connection with acquiring new insurance business, including acquisition costs, are charged to operations as incurred. Premiums earned are stated net of amounts ceded to reinsurer.  Commissions, gains and investment income for the 2014 transition period and fiscal year 2014 were not significant.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
 (dollars in thousands, except share and per-share data)

For periods after July 1, 2013, the shares of Company stock attributable to our limited partner interest in The Lion Fund, L.P. — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding.  However, these shares are legally outstanding.

For financial reporting purposes during periods before July 1, 2013, all common shares of the Company held by the consolidated affiliated partnerships — including those attributable to the unrelated limited partners — were recorded in treasury stock on the consolidated balance sheet.  In order to compute the weighted average common shares outstanding, only the shares of treasury stock attributable to the unrelated limited partners of the consolidated affiliated partnerships — based on their proportional ownership during the period — were deemed outstanding shares.

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Transition Period		Fiscal Year
	2014	2013	2014	2013	2012
		(unaudited)
Basic earnings per share:
Weighted average common shares	1,877,723	1,714,727	1,709,621	1,543,370	1,551,613
Diluted earnings per share:
Weighted average common shares	1,877,723	1,714,727	1,709,621	1,543,370	1,551,613
Dilutive effect of stock awards	1,691	3,534	3,154	3,295	3,793
Weighted average common and incremental shares	1,879,414	1,718,261	1,712,775	1,546,665	1,555,406
Number of share-based awards excluded from the calculation of earning per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock	2,637	-	-	705	705

Marketing Expense
Advertising costs are charged to expense at the later of the date the expenditure is incurred or the date the promotional item is first communicated.  Marketing expense is included in selling, general and administrative expenses on the consolidated statement of earnings.

Insurance Losses
Liabilities for losses and loss adjustment expenses are established under insurance contracts issued by our insurance subsidiaries. These losses and loss adjustment expenses include an amount for reported losses and an amount for losses incurred but not reported. Reserves for incurred but not reported losses are estimates based upon past experience.  Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance contracts.  Liabilities for insurance losses of $779 and $769 are included in accrued expenses in the consolidated balance sheet as of December 31, 2014 and September 24, 2014, respectively.

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

Savings Plans
Several of our subsidiaries also sponsor deferred compensation and defined contribution retirement plans, such as 401(k) or profit sharing plans.  Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Some of the plans allow for discretionary contributions as determined by management.  Employer contributions expensed with respect to these plans were $60 in each transition period and $207, $207 and $213 for fiscal years 2014, 2013 and 2012, respectively.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

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

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405), which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  The adoption of ASU 2013-04 did not have a material effect on the Company’s consolidated financial statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
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

Note 3. Impairment and Restaurant Closings

No asset impairment charges were recorded during the 2014 transition period.  During the 2013 transition period Steak n Shake recorded an asset impairment of $41.  During the 2014 transition period, Steak n Shake opened one company-operated restaurant and Western did not open or close an company-operated restaurants.  Steak n Shake recorded asset impairment during fiscal years 2014, 2013 and 2012 of $1,433, $1,666, and $901, respectively, in selling, general and administrative expenses.  Steak n Shake closed two restaurants and sold two restaurants to franchisees in fiscal year 2014.  No company-operated restaurants were closed in fiscal years 2013 and 2012.  Western recorded restaurant closing costs of $72 during the fiscal year 2013 in selling, general and administrative expenses.  Western closed one company-operated restaurant in each of fiscal years 2014 and 2013.

Note 4. Investments

Investments consisted of the following.

	December 31, 2014	September 24, 2014	September 25, 2013
Cost	$11,056	$21,439	$50,884
Gross unrealized gains	11	129	34,595
Gross unrealized losses	(267)	(45)	-
Fair value	$10,800	$21,523	$85,479

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

Investment gains were as follows.

	Fiscal Year
	2014	2013	2012
Gain on contributions to investment partnerships	$29,524	$182,746	$-
Gross realized gains on sales	-	1	4,584
Gross realized losses on sales	-	-	(384)
Other than temporary impairment	-	(570)	-
Investment gains (including contributions)	$29,524	$182,177	$4,200

The Company did not recognize any investment gains during the 2014 and 2013 transition periods.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

The Company recognized a pre-tax gain of $29,524 ($18,305 net of tax) on a contribution of $74,418 in securities and $182,746 ($114,931 net of tax) on a contribution of $375,936 in securities to the investment partnerships during fiscal years 2014 and 2013, respectively.  The gains had a material accounting effect on the Company’s fiscal years 2014 and 2013 earnings.  However, these gains had no impact on total shareholders’ equity because the investments were carried at fair value prior to the contribution, with the unrealized gains included as a component of accumulated other comprehensive income.

In connection with the acquisition of First Guard during fiscal year 2014, we acquired $15,043 of investments.

Note 5.  Investment Partnerships

Beginning July 1, 2013, as a result of the sale of Biglari Capital the Company reports on the limited partnership interests in investment partnerships under the equity method of accounting.  We record our proportional share of equity in the investment partnerships but exclude Company common stock held by said partnerships.  The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though they are legally outstanding.  The Company records gains/losses from investment partnerships (inclusive of the investment partnerships’ unrealized gains and losses on their securities) in the consolidated statements of earnings based on our carrying value of these partnerships.  The fair value is calculated net of the general partner’s accrued incentive fees.  Gains and losses on Company common stock included in the earnings of these partnerships are eliminated because they are recorded as treasury stock.

The fair value and adjustment for Company common stock held by the investment partnerships to determine carrying value of our partnership interest is presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at July 1, 2013	$54,608	$43,580	$11,028
Investment partnership gains	23,053	2,985	20,068
Contributions of cash and securities to investment partnerships	377,636	-	377,636
Increase in proportionate share of Company stock held	-	11,033	(11,033)
Partnership interest at September 25, 2013	$455,297	$57,598	$397,699
Investment partnership gains (losses)	1,436	(12,619)	14,055
Contributions of cash and securities (net of distributions of $10,340) to investment partnerships	164,078	-	164,078
Increase in proportionate share of Company stock held	-	18,594	(18,594)
Partnership interest at September 24, 2014	$620,811	$63,573	$557,238
Investment partnership gains	156,088	11,386	144,702
Increase in proportionate share of Company stock held	-	3,958	(3,958)
Partnership interest at December 31, 2014	$776,899	$78,917	$697,982

The Company’s proportionate share of Company stock held by investment partnerships at cost is $77,165, $73,207 and $54,613 at December 31, 2014, September 24, 2014 and September 25, 2013, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

We recorded $144,702 and $23,493 of gains from investment partnerships during the 2014 and 2013 transition periods, respectively.  We recorded $14,055 and $20,068 of gains from investment partnerships during fiscal years 2014 and 2013, respectively.  On December 31 of each year, the general partner of the investment partnerships, Biglari Capital, will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%. Our policy is to accrue an estimated incentive fee throughout the year.  The total incentive reallocation from Biglari Holdings to Biglari Capital for calendar year 2014 was $34,406.  The total incentive reallocation from Biglari Holdings to Biglari Capital for calendar year 2013 was $14,702, including $3,655 associated with gains on the Company’s common stock, whose gains are eliminated in our financial statements.  As of September 25, 2103, the Company accrued $5,033 for the incentive fee for Biglari Capital.  No amount was accrued as of September 24, 2014 because net profits for the calendar year to date did not exceed the hurdle.  Our investments in these partnerships are committed on a rolling 5-year basis.

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Current and total assets as of December 31, 2014	$187,078	$719,344
Current and total liabilities as of December 31, 2014	$8,658	$44
Revenue for the three month period ending December 31, 2014	$24,082	$182,923
Earnings for the three month period ending December 31, 2014	$24,037	$182,902
Biglari Holdings’ Ownership Interest	61.6%	92.7%

Current and total assets as of September 30, 2014	$154,561	$548,923
Current and total liabilities as of September 30, 2014	$58	$25
Revenue for the twelve month period ending September 30, 2014	$(12,860)	$19,832
Earnings for the twelve month period ending September 30, 2014	$(12,950)	$19,789
Biglari Holdings’ Ownership Interest	61.6%	95.8%

Current and total assets as of September 30, 2013	$126,121	$408,883
Current and total liabilities as of September 30, 2013	$83	$11
Revenue for the twelve month period ending September 30, 2013	$9,200	$25,109
Earnings for the twelve month period ending September 30, 2013	$9,170	$25,098
Biglari Holdings’ Ownership Interest	52.1%	96.3%

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

Realized investment gains/losses in the consolidated affiliated partnerships arose when investments were sold.  The net unrealized and realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities, for the fiscal years ended September 25, 2013 and September 26, 2012 were as follows.

	2013	2012
Gross unrealized gains	$3,746	$3,047
Gross unrealized losses	(410)	-
Net realized gains from sale	261	2,895
Other income	306	360
Total	$3,903	$6,302

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
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

Note 6. Other Current Assets

Other current assets primarily include prepaid rent and other prepaid contractual obligations.

Note 7. Property and Equipment

Property and equipment is composed of the following.

	December 31, 2014	September 24, 2014	September 25, 2013
Land	$162,731	$162,731	$162,488
Buildings	159,799	160,086	152,891
Land and leasehold improvements	162,887	157,622	155,962
Equipment	221,880	218,985	209,913
Construction in progress	5,307	9,450	5,538
	712,604	708,874	686,792
Less accumulated depreciation and amortization	(358,729)	(354,727)	(340,645)
Property and equipment, net	$353,875	$354,147	$346,147

Depreciation and amortization expense for property and equipment for the 2014 and 2013 transition periods was $6,380 and $6,105, respectively.  Depreciation and amortization expense for property and equipment for fiscal years 2014, 2013, and 2012 was $23,112, $23,422, and $24,290, respectively.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 8. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at September 26, 2012	$27,529	$-	$27,529
Acquisitions during 2013	722	-	722
Goodwill at September 25, 2013	28,251	-	28,251
Acquisitions during fiscal year ended 2014	-	11,913	11,913
Goodwill at September 24, 2014	28,251	11,913	40,164
Acquisitions during 2014 transition period	-	-	-
Goodwill at December 31, 2014	$28,251	$11,913	$40,164

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

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.  No impairment charges for goodwill were recorded in the 2014 or 2013 transition periods or in fiscal years 2014, 2013 and 2012.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

Other Intangibles
Other intangibles are composed of the following.

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,480)	$-
Franchise agreement	5,310	(2,523)	2,787
Other	810	(624)	186
Total	7,600	(4,627)	2,973
Intangible assets with indefinite lives:
Trade names	15,876	-	15,876
Other assets with indefinite lives	3,907	-	3,907
Total intangible assets	$27,383	$(4,627)	$22,756

	September 24, 2014			September 25, 2013
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Right to operate	$1,480	$(1,471)	$9	$1,480	$(1,353)	$127
Franchise agreement	5,310	(2,390)	2,920	5,310	(1,859)	3,451
Other	810	(615)	195	810	(574)	236
Total	7,600	(4,476)	3,124	7,600	(3,786)	3,814
Intangible assets with indefinite lives:
Trade names	15,876	-	15,876	-	-	-
Other assets with indefinite lives	3,907	-	3,907	3,907	-	3,907
Total intangible assets	$27,383	$(4,476)	$22,907	$11,507	$(3,786)	$7,721

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for the 2014 and 2013 transition periods was $151 and $169, respectively.  Amortization expense for fiscal years 2014, 2013, and 2012 was $690, $690 and $702, respectively. Total annual amortization expense for each of the next five years will approximate $485.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 9. Other Assets

Other assets primarily include non-qualified plan investments, the non-current portion of capitalized loan acquisition costs, restricted cash and bonds and the non-current portion of prepaid rent.

Note 10.  Accrued Expenses

Accrued expenses include the following.

	December 31, 2014	September 24, 2014	September 25, 2013
Salaries, wages, and vacation	$11,409	$14,681	$22,379
Taxes payable	13,298	14,072	12,986
Gift card liability	16,068	9,089	6,371
Deferred income taxes	-	-	5,511
Deferred revenue	7,934	8,781	4,756
Workers' compensation and other self-insurance accruals	9,787	9,221	8,629
Other	6,980	8,596	5,253
Accrued expenses	$65,476	$64,440	$65,885

Note 11. Other Liabilities

Other liabilities include the following.

	December 31, 2014	September 24, 2014	September 25, 2013
Deferred rent expense	$6,450	$6,447	$6,469
Other	4,676	4,576	3,199
Other liabilities	$11,126	$11,023	$9,668

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 12. Income Taxes

The components of the provision for income taxes consist of the following.

	Transition Period		Fiscal Year
	2014	2013	2014	2013	2012
		(unaudited)
Current:
Federal	$752	$2,352	$571	$506	$7,275
State	889	475	477	1,748	1,905
Deferred	52,909	6,623	9,164	72,035	(2,727)
Total income taxes	$54,550	$9,450	$10,212	$74,289	$6,453

Reconciliation of effective income tax:
Tax at U.S. statutory rates (35%)	$50,960	$9,940	$13,656	$75,762	$10,919
State income taxes, net of federal benefit	4,186	840	1,369	5,043	1,063
Federal income tax credits	(995)	(960)	(4,298)	(4,249)	(3,517)
Tax attributed to noncontrolling interests	-	-	-	(666)	(1,103)
Dividends received deduction	(341)	(880)	(3,650)	(2,647)	(963)
Valuation allowance	499	180	985	-	-
Foreign tax rate differences	606	371	1,993	-	-
Other	(365)	(41)	157	1,046	54
Total income taxes	$54,550	$9,450	$10,212	$74,289	$6,453

Income taxes paid for the 2014 transition period was $22.  Income taxes paid totaled $4,829 in fiscal year 2014, $1,518 in fiscal year 2013, and $16,802 in fiscal year 2012. Income tax refunds totaled $17 in fiscal year 2014, $52 in fiscal year 2013 and $641 in fiscal year 2012.

As of December 31, 2014, we had approximately $453 of unrecognized tax benefits, including approximately $66 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. During the 2014 transition period, we recognized approximately $6 in potential interest and penalties associated with uncertain tax positions. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. The unrecognized tax benefits of $453 would impact the effective income tax rate if recognized.

The following table summarizes the Company’s unrecognized tax benefits, excluding interest and penalties.

September 26, 2012	$746
Gross increases – current period tax positions	25
Gross decreases – prior period tax positions	(6)
Lapse of statute of limitations	(62)
September 25, 2013	703
Gross increases – current period tax positions	37
Gross decreases – prior period tax positions	(1)
Lapse of statute of limitations	(356)
September 24, 2014	383
Gross increases – current period tax positions	4
Gross decreases – prior period tax positions	-
Lapse of statute of limitations	-
December 31, 2014	$387

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

We file income tax returns which are periodically audited by various foreign, federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2011. We believe we have certain state income tax exposures related to fiscal years 2010 through 2014.  Because of the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $219 within 12 months.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our deferred tax assets and liabilities consist of the following.

	December 31, 2014	September 24, 2014	September 25, 2013
Deferred tax assets:
Insurance reserves	$3,394	$3,321	$2,938
Compensation accruals	1,321	2,276	1,952
Gift card accruals	790	1,303	942
Net operating loss credit carryforward	2,525	1,292	60
Valuation allowance on international net operating losses	(1,731)	(1,232)	-
Income tax credit carryforward	3,914	1,695	-
Other	2,351	2,834	2,040
Total deferred tax assets	12,564	11,489	7,932

Deferred tax liabilities:
Investments	141,713	88,050	91,405
Fixed asset basis difference	4,621	4,479	3,187
Goodwill and intangibles	4,943	4,910	3,376
Total deferred tax liabilities	151,277	97,439	97,968
Net deferred tax liability	(138,713)	(85,950)	(90,036)
Less current portion	12,019	10,812	(5,511)
Long-term liability	$(150,732)	$(96,762)	$(84,525)

Receivables on the consolidated balance sheet include income tax receivables of $3,439, $5,050 and $1,662 as of December 31, 2014, September 24, 2014 and September 25, 2013, respectively.  The current deferred tax liability of $5,511 as of September 25, 2013 is included in accrued expenses on the consolidated balance sheet.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 13. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

	December 31, 2014	September 24, 2014	September 25, 2013
Notes payable	$2,200	$2,200	$9,750
Unamortized original issue discount	(287)	(284)	-
Obligations under leases	6,422	6,471	6,239
Western revolver	980	1,000	-
Total current portion of notes payable and other borrowings	$9,315	$9,387	$15,989

Notes payable	$216,150	$217,250	$110,500
Unamortized original issue discount	(1,694)	(1,772)	-
Obligations under leases	98,139	99,718	106,247
Total long-term notes payable and other borrowings	$312,595	$315,196	$216,747

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

The interest rate on the term loan was 4.75% on December 31, 2014.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 will be used by Steak n Shake for working capital and general corporate purposes.  As of December 31, 2014, $218,350 was outstanding under the term loan, and no amount was outstanding under the revolver.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

We recorded losses of $1,133 and $1,955 in interest expense for the extinguishment of debt for fiscal years 2014 and 2012, respectively, related to the write-off of deferred loan costs associated with former credit facilities.  We capitalized $4,754 in debt issuance costs in 2014.

We had $10,188 in standby letters of credit outstanding as of December 31, 2014 and September 24, 2014 and $6,588 outstanding as of September 25, 2013.

Western Revolver
As of December 31, 2014, Western has $980 due June 13, 2015.

Interest Rate Swap
During fiscal year 2013, Steak n Shake entered into an interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $132, $170 and $214 on December 31, 2014, September 24, 2014 and September 25, 2013, respectively, and is included in accrued expenses on the consolidated balance sheet.

During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $5,000 on December 31, 2014. The fair value of the interest rate swap was a liability of $43, $63 and $187 on December 31, 2014, September 24, 2014 and September 25, 2013, respectively, and is included in accrued expenses on the consolidated balance sheet.

The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at December 31, 2014, September 24, 2014 and September 25, 2013. The fair value was determined to be a Level 3 fair value measurement.

Expected principal payments for all outstanding borrowings as of December 31, 2014, are as follows.

2015	$3,180
2016	2,200
2017	2,200
2018	2,200
2019	2,200
2020	2,200
2021	205,150
Total	$219,330

Interest
No interest was capitalized in connection with financing additions to property and equipment during the 2014 and 2013 transition periods. Interest paid on debt amounted to $2,841 for the 2014 transition period and $1,956 for the 2013 transition period.  Interest paid on obligations under leases was $2,577 and $2,612 for the 2014 and 2013 transition periods, respectively. No interest was capitalized in connection with financing additions to property and equipment during fiscal years 2014, 2013, and 2012. Interest paid on debt amounted to $8,158 in fiscal year 2014, $4,950 in fiscal year 2013 and $7,359 in fiscal year 2012. Interest paid on obligations under leases was $9,720, $9,829 and $10,073 in fiscal years 2014, 2013, and 2012, respectively.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 15. Leased Assets and Lease Commitments

We lease certain physical facilities under non-cancelable lease agreements. These leases require the payment of real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated but are subleased to third parties or franchisees, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $11,897 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to finance obligations and capital leases as of December 31, 2014 is as follows: $72,941 buildings, $61,663 land, $29,505 land and leasehold improvements, $2,352 equipment and $71,888 accumulated depreciation.

On December 31, 2014, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments.

				Operating Leases
Year	Finance Obligations	Capital Leases	Total	Operating Property	Non-Operating Property
2015	$15,138	$673	$15,811	$16,490	$666
2016	13,682	394	14,076	14,355	670
2017	11,046	320	11,366	12,401	753
2018	8,937	66	9,003	11,549	861
2019	6,784	—	6,784	10,355	898
After 2019	8,348	—	8,348	50,850	7,426
Total minimum future rental payments	63,935	1,453	65,388	$115,980	$11,274
Less amount representing interest	37,004	110	37,114
Total principal obligations under leases	26,931	1,343	28,274
Less current portion	5,808	614	6,422
Non-current principal obligations under leases	21,123	729	21,852
Residual value at end of lease term	76,287	—	76,287
Obligations under leases	$97,410	$729	$98,139

Contingent rent totaled $356 in the 2014 transition period and  $295 in the 2013 transition period.  Contingent rent totaled $1,549,  $1,356, and $1,173 in fiscal years 2014, 2013 and 2012, respectively.  Contingent rent is recorded in restaurant cost of sales in the accompanying consolidated statement of earnings.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

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

Shared Services Agreement
Connected with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or the renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. under their respective partnership agreements.  During the 2014 transition period and fiscal years 2014 and 2013, the Company provided services for Biglari Capital under the Shared Services Agreement costing an aggregate of $44, $1,590 and $101, respectively.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
During fiscal years 2014 and 2013, the Company contributed cash and securities it owned with an aggregate value of $174,418 and $377,636, respectively, in exchange for limited partner interests in The Lion Fund, L.P. and The Lion Fund II, L.P.  As of December 31, 2014, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $776,899.

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%.  Our policy is to accrue an estimated incentive fee throughout the year.  Based on Biglari Holdings’ $166,168 of earnings from the investment partnerships for calendar year 2014, the total incentive reallocation from Biglari Holdings to Biglari Capital for calendar year 2014 was $34,406.  Based on Biglari Holdings’ $74,526 of earnings from the investment partnerships for calendar year 2013, the total incentive reallocation from Biglari Holdings to Biglari Capital for calendar year 2013 was $14,702, including $3,655 associated with gains on the Company’s common stock, whose gains are eliminated in our financial statements.  As of September 25, 2013, the Company accrued $5,033 for the incentive fee for Biglari Capital.  No amount was accrued as of September 24, 2014 because net profits for the calendar year to date did not exceed the hurdle.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
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

Note 17. Common Stock Plans

On March 7, 2008, our shareholders approved the 2008 Equity Incentive Plan.  During fiscal 2010, we resolved to suspend, indefinitely, the future issuance of stock-based awards under the 2008 plan.  No shares have been granted under the 2008 plan since 2010.  To date, 11,660 restricted stock awards have vested and 10,235 stock options have been granted under the 2008 plan.

The following table summarizes the options activity under all of our stock option plans.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 24, 2014	7,323	$275.08
Exercised	(20)	$149.60
Canceled or forfeited	(40)	$351.90
Outstanding at December 31, 2014	7,263	$275.00	2.20	$907
Vested or expected to vest at December 31, 2014	7,263	$275.00	2.20	$907
Exercisable at December 31, 2014	7,263	$275.00	2.20	$907

There was no unrecognized stock option compensation cost at December 31, 2014.  No amounts were charged to expense during the 2014 or 2013 transition periods or during fiscal years 2014 or 2013.  Amounts charged to expense for 2012, and the intrinsic value of options exercised during all periods presented were not material.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
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

Interest rate swaps: Interest rate swaps are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at December 31, 2014, September 24, 2014 and September 25, 2013 represent the fair market value for Steak n Shake’s two interest rate swaps.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

As of December 31, 2014, September 24, 2014 and September 25, 2013, the fair values of financial assets and liabilities were as follows.

	December 31, 2014

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$11,227	$-	$-	$11,227
Equity securities:
Insurance	5,781	-	-	5,781
Bonds	-	7,644	-	7,644
Non-qualified deferred compensation plan investments	1,958	-	-	1,958
Total assets at fair value	$18,966	$7,644	$-	$26,610

Liabilities
Interest rate swaps	$-	$175	$-	$175
Total liabilities at fair value	$-	$175	$-	$175

	September 24, 2014				September 25, 2013

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$348	$-	$-	$348	$-	$-	$-	$-
Equity securities:
Restaurant/Retail	-	-	-	-	79,357	-	-	79,357
Insurance	6,117	-	-	6,117	6,122	-	-	6,122
Bonds	-	18,008	-	18,008	-	-	-	-
Non-qualified deferred compensation plan investments	1,633	-	-	1,633	1,169	-	-	1,169
Total assets at fair value	$8,098	$18,008	$-	$26,106	$86,648	$-	$-	$86,648

Liabilities
Interest rate swaps	$-	$233	$-	$233	$-	$401	$-	$401
Total liabilities at fair value	$-	$233	$-	$233	$-	$401	$-	$401

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

The Company did not record any impairment during the 2014 transition period.  The Company recorded an impairment of $41 during the 2013 transition period.  During fiscal years 2014, 2013 and 2012, the Company recorded impairments on long-lived assets of $1,433, $1,666 and $901, respectively. The fair value of the long-lived assets was determined based on Level 2 inputs using quoted prices for similar properties and quoted prices for the properties from brokers. The fair value of the assets impaired was not material for any of the applicable periods.

During fiscal year 2013, the Company recorded impairment on intangible assets of $1,244.  The fair value was determined based on a discounted cash flow analysis which is a level 3 measurement.  The fair value of the trade name was not material at impairment.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 20.  Accumulated Other Comprehensive Income

During the 2014 transition period and fiscal years 2014 and 2013, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Transition Period 2014
	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Income

Beginning Balance	$(574)	$52	$(522)
Other comprehensive loss before reclassifications	(46)	(215)	(261)
Reclassification to (earnings) loss	-	-	-
Ending Balance	$(620)	$(163)	$(783)

	Fiscal Year 2014			Fiscal Year 2013
	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Income

Beginning Balance	$8	$21,449	$21,457	$-	$43,897	$43,897
Other comprehensive loss before reclassifications	(582)	(3,056)	(3,638)	8	92,198	92,206
Reclassification to (earnings) loss	-	(18,341)	(18,341)	-	(114,646)	(114,646)
Ending Balance	$(574)	$52	$(522)	$8	$21,449	$21,457

The following reclassifications were made from accumulated other comprehensive income to the consolidated statement of earnings.

Reclassifications from Accumulated Other Comprehensive Income	Fiscal Year 2014	Fiscal Year 2013	Affected Line Item in the Consolidated Statement of Earnings
Investment gain	$29,524	$182,286	Investment gains (including contributions)
	54	-	Insurance premiums and other
	11,237	67,640	Income tax expense
	$18,341	$114,646	Net of tax

There were no reclassifications from accumulated other comprehensive income to the consolidated statement of earnings during the 2014 or 2013 transition periods for 2014 or 2013.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

Note 21. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon operations even though those business units are operated under separate management.

Our restaurant operations includes Steak n Shake and Western.  As a result of the acquisitions of Maxim and First Guard, the Company reports segment information for these businesses.  Other business activities not specifically identified with reportable business segments are presented in corporate and other.  We report our earnings from investment partnerships separate from corporate and other.

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

A disaggregation of select data from our consolidated statements of earnings for the transition periods and the three most recent fiscal years is presented in the tables that follow.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

Revenue and earnings before income taxes for the 2014 and 2013 transition periods were as follows.

	Revenue
	Transition Period
	2014	2013
		(unaudited)
Operating Businesses:
Restaurant Operations:
Steak n Shake	$212,369	$201,483
Western	3,279	2,959
Total Restaurant Operations	215,648	204,442
First Guard	3,574	-
Maxim	5,228	-
	$224,450	$204,442

	Earnings Before Income Taxes
	Transition Period
	2014	2013
		(unaudited)
Operating Businesses:
Restaurant Operations:
Steak n Shake	$10,172	$9,461
Western	394	329
Total Restaurant Operations	10,566	9,790
First Guard	906	-
Maxim	(5,498)	-
Total Operating Businesses	5,974	9,790
Corporate and other:
Corporate and other	(1,804)	(3,243)
Investment gains (including contributions)	-	-
Investment partnership gains	144,702	23,493
Total corporate and other	142,898	20,250

Interest expense on notes payable and other borrowings	(3,272)	(1,641)
	$145,600	$28,399

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

A disaggregation of our consolidated capital expenditure and depreciation, and amortization captions for the 2014 and 2013 transition periods is presented in the table that follows.

	Capital Expenditures		Depreciation and Amortization
	Transition Period		Transition Period
	2014	2013	2014	2013
		(unaudited)		(unaudited)
Reportable segments:
Operating Businesses:
Restaurant Operations:
Steak n Shake	$8,733	$4,997	$6,289	$6,274
Western	-	11	172	160
Total Restaurant Operations	8,733	5,008	6,461	6,434
First Guard	10	-	30	-
Maxim	57	-	151	-
Total Operating Businesses	8,800	5,008	6,642	6,434
Corporate and other	16	275	186	132
Consolidated results	$8,816	$5,283	$6,828	$6,566

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

Revenue and earnings before income taxes for the years ended September 24, 2014, September 25, 2013, and September 26, 2012 were as follows.

	Revenue
	2014	2013	2012
Operating Businesses:
Restaurant Operations:
Steak n Shake	$765,599	$737,090	$718,010
Western	12,556	14,829	15,895
Total Restaurant Operations	778,155	751,919	733,905
First Guard	5,715	-	-
Maxim	9,941	-	-
Total Operating Businesses	793,811	751,919	733,905
Other	-	3,903	6,302
	$793,811	$755,822	$740,207

	Earnings before income taxes
	2014	2013	2012
Operating Businesses:
Restaurant Operations:
Steak n Shake	$26,494	$28,376	$45,622
Western	1,765	511	2,157
Total Restaurant Operations	28,259	28,887	47,779
First Guard	1,461	-	-
Maxim	(15,981)	-	-
Total Operating Businesses	13,739	28,887	47,779
Corporate and other:
Corporate and other	(8,003)	(9,717)	(10,671)
Investment gains (including contributions)	29,524	183,774	4,200
Investment partnership gains	14,055	20,068	-
Total corporate and other	35,576	194,125	(6,471)
Interest expense on notes payable and other borrowings	(10,299)	(6,551)	(10,110)
	$39,016	$216,461	$31,198

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

A disaggregation of our consolidated capital expenditure and depreciation, and amortization captions for fiscal years ended September 24, 2014, September 25, 2013, and September 26, 2012 is presented in the table that follows.

	Capital Expenditures			Depreciation and Amortization
	2014	2013	2012	2014	2013	2012
Reportable segments:
Operating Businesses:
Restaurant Operations:
Steak n Shake	$25,398	$6,337	$7,513	$23,402	$24,230	$25,432
Western	1,113	64	58	662	693	729
Total Restaurant Operations	26,511	6,401	7,571	24,064	24,923	26,161
First Guard	-	-	-	38	-	-
Maxim	312	-	-	211	-	-
Total Operating Businesses	26,823	6,401	7,571	24,313	24,923	26,161
Corporate and other	8,989	7,766	1,104	592	327	263
Consolidated results	$35,812	$14,167	$8,675	$24,905	$25,250	$26,424

A disaggregation of our consolidated asset captions is presented in the table that follows.

	Identifiable Assets
	December 31, 2014	September 24, 2014	September 25, 2013
Reportable segments:
Restaurant Operations:
Steak n Shake	$422,784	$416,051	$389,273
Western	19,241	18,802	18,324
Total Restaurant Operations	442,025	434,853	407,597
First Guard	36,847	36,076	-
Maxim	23,759	23,913	-
Corporate and other	114,178	122,652	183,247
Investment partnerships	697,982	557,238	397,699
Total assets	$1,314,791	$1,174,732	$988,543

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
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

Note 23. Supplemental Disclosures of Cash Flow Information

During the 2014 transition period, we had no new capital lease obligations or lease retirements, and had $981 of capital expenditures in accounts payable at December 31, 2014.  During the 2013 transition period, we had no new capital lease obligations and had $409 of capital expenditures in accounts payable at December 31, 2013.   During fiscal year 2014, we had no new capital lease obligations or lease retirements, and had $2,269 of capital expenditures in accounts payable at year-end.  During fiscal year 2013, we had four new capital lease obligations of $2,311 and had $1,043 of capital expenditures in accounts payable at year-end.  During fiscal year 2012, we had no new capital lease obligations or lease retirements, and had $589 of capital expenditures in accounts payable at year-end.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands, except share and per-share data)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in a form 10-K/A, to be filed on or before April 30, 2015, and such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be contained in a form 10-K/A, to be filed on or before April 30, 2015, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in a form 10-K/A, to be filed on or before April 30, 2015, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in a form 10-K/A, to be filed on or before April 30, 2015, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in a form 10-K/A, to be filed on or before April 30, 2015, and such information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Reports of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this report:

PAGE
Reports of Independent Registered Public Accounting Firm	32-33
Management’s Report on Internal Control over Financial Reporting	34
Consolidated Balance Sheets	37
Consolidated Statements of Earnings	35
Consolidated Statements of Comprehensive Income	36
Consolidated Statements of Cash Flows	38
Consolidated Statements of Changes in Shareholders’ Equity	39
Notes to Consolidated Financial Statements	40

2. Financial Statement Schedule

Schedule I—Parent Company
Condensed Balance Sheets	74
Condensed Statements of Earnings	75
Condensed Statements of Comprehensive Income	75
Condensed Statements of Cash Flows	76
Notes to Condensed Parent Company Financial Statements	77

Other schedules have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page 80.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2015.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 13, 2015.

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
James P. Mastrian

Biglari Holdings Inc. (Parent Company)
(dollars in thousands)
Schedule I

Condensed Balance Sheets

	December 31, 2014	September 24, 2014	September 25, 2013
Assets
Cash and cash equivalents	$76,041	$82,344	$72,279
Investments	5,781	6,117	6,122
Receivables	3,439	5,050	-
Other	6,262	5,377	4,696
Investment partnerships	493,203	386,893	346,514
Investments in and advances to/from subsidiaries	252,668	224,341	218,186
Total assets	$837,394	$710,122	$647,797

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,221	$1,406	$11,960
Deferred income taxes	110,622	69,999	71,248
Total liabilities	111,843	71,405	83,208

Shareholders’ equity	725,551	638,717	564,589
Total liabilities and shareholders’ equity	$837,394	$710,122	$647,797

See accompanying Notes to Condensed Parent Company Financial Statements.

Biglari Holdings Inc. (Parent Company)
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands)
Schedule I (continued)

Condensed Statements of Earnings and Condensed Statements of Comprehensive Income

	Transition Period		Fiscal Year
	2014	2013	2014	2013	2012
		(unaudited)
Income items:
From consolidated subsidiaries:
Dividends	$150	$-	$32,223	$-	$-
Undistributed earnings	23,206	8,678	(5,009)	29,777	28,306
	23,356	8,678	27,214	29,777	28,306
Costs and expense items:
General and administrative	1,815	3,269	8,522	19,685	18,388

Other income:
Other income	8	5	19	5,220	3,412
Investment gains (including contributions)	-	-	-	162,300	4,152
Investment partnership gains	110,268	20,457	6,749	20,068	-
Gain on sale of Biglari Capital Corp.	-	-	-	1,597	-
Total other income	110,276	20,462	6,768	189,185	7,564

Earnings before income taxes	131,817	25,871	25,460	199,277	17,482

Income taxes	40,767	6,922	(3,344)	59,006	(4,111)

Net earnings	$91,050	$18,949	$28,804	$140,271	$21,593

Condensed Statements of Comprehensive Income

	Transition Period		Fiscal Year
	2014	2013	2014	2013	2012
		(unaudited)

Net earnings attributable to Biglari Holdings Inc.	$91,050	$18,949	$28,804	$140,271	$21,593
Other comprehensive income:
Reclassification of investment appreciation in net earnings	-	-	(29,578)	(182,286)	(1,455)
Applicable income taxes	-	-	11,237	67,640	553
Net change in unrealized gains and losses on investments	(341)	6,540	(4,930)	146,079	81,075
Applicable income taxes	126	(2,478)	1,874	(53,881)	(30,808)
Foreign currency translation	(46)	289	(582)	8	-
Other comprehensive (loss) income, net	(261)	4,351	(21,979)	(22,440)	49,365
Total comprehensive income	$90,789	$23,300	$6,825	$117,831	$70,958

See accompanying Notes to Condensed Parent Company Financial Statements.

Biglari Holdings Inc. (Parent Company)
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands)
Schedule I (continued)

Condensed Statements of Cash Flows

	Transition Period		Fiscal Year
	2014	2013	2014	2013	2012
		(unaudited)
Operating activities
Net earnings	$91,050	$18,949	$28,804	$140,271	$21,593
Adjustments to reconcile net earnings to net cash:
Excess distributed earnings of subsidiaries	-	-	20,341	-	-
Undistributed earnings of subsidiaries	(23,206)	(8,678)	5,009	(29,777)	(28,306)
Provision for deferred income taxes	40,523	8,142	(1,886)	56,396	(3,570)
Gain on sale of Biglari Capital Corp.	-	-	-	(1,597)	-
Investment gains (including contributions)	-	-	-	(162,300)	(4,152)
Investment partnership gains	(110,268)	(20,457)	(6,749)	(20,068)	-
Distributions from investment partnerships	-	-	7,776	-	-
Changes in accounts payable and accrued expenses	(185)	689	(10,554)	785	7,346
Changes in receivables and other	952	(723)	(4,016)	3,410	(3,483)
Net cash provided by (used in) operating activities	(1,134)	(2,078)	38,725	(12,880)	(10,572)
Investing activities
Investments in and advances to/ from subsidiaries, net	(5,172)	(2,348)	(13,318)	30,000	7,239
Additions of property and equipment	-	-	(1,096)	(1,106)	(624)
Acquisitions of businesses, net of cash acquired	-	-	(40,143)	-	-
Proceeds from sale of Biglari Capital Corp, net of cash on hand	-	-	-	1,699	-
Purchases of investments	-	-	(60,000)	(46,977)	(101,004)
Sales of investments	-	-	-	1	49,536
Changes in due to/from broker	-	-	-	-	(7,051)
Net cash used in investing activities	(5,172)	(2,348)	(114,557)	(16,383)	(51,904)
Financing activities
Proceeds from stock rights offering	-	-	85,873	75,595	-
Proceeds from exercise of stock options and employee stock purchase plan	3	-	24	16	403
Net cash provided by financing activities	3	-	85,897	75,611	403
Increase (decrease) in cash and cash equivalents	(6,303)	(4,426)	10,065	46,348	(62,073)
Cash and cash equivalents at beginning of year	82,344	72,279	72,279	25,931	88,004
Cash and cash equivalents at end of year	$76,041	$67,853	$82,344	$72,279	$25,931

See accompanying Notes to Condensed Parent Company Financial Statements.

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Years ended September 24, 2014, September 25, 2013, and September 26, 2012)
(dollars in thousands)

Note 1. Basis of Presentation

Biglari Holdings Inc.’s (the “Company”) condensed financial information has been derived from the consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this transition report on form 10-K.

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

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
(dollars in thousands)

Note 2. Subsidiary Transactions

Dividends
The Company received $150 cash dividends from subsidiaries during the 2014 transition period.  During fiscal year 2014, the Company received cash dividends from subsidiaries of $52,564, which included distribution of current year earnings of $32,223 and historical earnings of $20,341.  No cash dividends were received during fiscal year 2013 or 2012.

One of our wholly-owned subsidiaries has a credit facility that imposes restrictions on its ability to transfer funds to the Company through intercompany loans, distributions, or dividends.

Investment in Subsidiaries
The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

Note 3. Investments

Investments consisted of the following.

	December 31, 2014	September 24, 2014	September 25, 2013
Cost	$5,989	$5,989	$5,989
Gross unrealized gains	-	128	133
Gross unrealized losses	(208)	-	-
Fair value	$5,781	$6,117	$6,122

As of December 31, 2014, the Company retained a balance of $5,781 of investments deemed as available-for-sale securities.

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

Investment gains were as follows.

	2013	2012
Gain on contributions to investment partnerships	$162,869	$-
Gross realized gains on sales	1	4,536
Gross realized losses on sales	-	(384)
Other than temporary impairment	(570)	-
Gains on contributions and sales of investments	$162,300	$4,152

The Company did not recognize a gain during the 2014 or 2013 transition periods or during fiscal 2014.

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

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(Transition Periods ended December 31, 2014, and December 31, 2013)
(Fiscal Years ended September 24, 2014, September 25, 2013 and September 26, 2012)
 (dollars in thousands)

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

The fair value and adjustment for Company common stock held by the investment partnerships to determine carrying value of our partnership interest is presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at July 1, 2013	$54,608	$43,580	$11,028
Investment partnership gains	23,053	2,985	20,068
Contributions of cash and securities to investment partnerships	326,451	-	326,451
Increase in proportionate share of Company stock held	-	11,033	(11,033)
Partnership interest at September 25, 2013	404,112	57,598	346,514
Investment partnership gains (losses)	1,071	(5,678)	6,749
Contributions of cash and securities (net of distributions) to investment partnerships	52,224	-	52,224
Increase in proportionate share of Company stock held	-	18,594	(18,594)
Partnership interest at September 24, 2014	457,407	70,514	386,893
Investment partnership gains	117,664	7,396	110,268
Increase in proportionate share of Company stock held	-	3,958	(3,958)
Partnership interest on December 31, 2014	$575,071	$81,868	$493,203

The Company’s proportionate share of Company stock held by investment partnerships at cost is $77,165, $73,207 and $54,613 at December 31, 2014, September 24, 2014 and September 25, 2013, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

On December 31 of each year, the general partner of the investment partnerships, Biglari Capital, will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%. Our policy is to accrue an estimated incentive fee throughout the fiscal year.  The total incentive reallocation from Biglari Holdings to Biglari Capital for calendar year 2014 was $24,163.  The total incentive reallocation from Biglari Holdings to Biglari Capital for calendar year 2013 was $13,946, including $3,655 associated with gains on the Company’s common stock, whose gains are eliminated in our financial statements.  As of September 25, 2013, the Company accrued $5,033 for the incentive fee for Biglari Capital.  No amount was accrued as of September 24, 2014 because net profits for the calendar year to date did not exceed the hurdle.  Our investments in these partnerships are committed on a rolling 5-year basis.

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

14.01	Code of Conduct, dated May 17, 2010.
21.01	Subsidiaries of the Company.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.01	Section 1350 Certifications.
101**	Interactive Data Files.
*	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to the Annual Report on Form 10-K.

**
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 19 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.