Form 10-K/A
period 2014-09-24
BIGLARI HOLDINGS INC.
filed 2015-03-31
CIK 93859

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
As of March 5, 2015, 2,065,586 shares of the registrant’s Common Stock, $0.50 stated value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Table of Contents

Page

PART IV

Item 15. Exhibits and Financial Statement Schedules	1

Signatures	10

Index to Exhibits	11

-i-

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings,” “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended September 24, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on November 24, 2014 (the “Original Filing”), to include separate audited financial statements of The Lion Fund II, L.P. (the “Lion Fund II”) pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”) in Part IV, Item 15. The audited financial statements of the Lion Fund II (the “Lion Fund II Financial Statements”) were not available at the time of the Original Filing. In accordance with Rule 3-09(b)(2), the Lion Fund II Financial Statements are being filed as an amendment to the Original Filing within 90 days after the end of the Lion Fund II’s fiscal year.

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

-ii-

INDEPENDENT AUDITORS’ REPORT

To the Partners of
The Lion Fund II, L.P.
San Antonio, Texas

We have audited the accompanying financial statements of The Lion Fund II, L.P., (a Delaware limited partnership) (the "Fund"), which comprise the statements of assets and liabilities, including the condensed schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations, changes in partners’ capital, and cash flows for the year ended December 31, 2014 and for the period from July 1, 2013 (date operations commenced) to December 31, 2013, and the related notes to the financial statements.

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

Auditors’ Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Lion Fund II, L.P., as of December 31, 2014, and the results of its operations, changes in partners’ capital, and its cash flows for the year ended December 31, 2014 and for the period from July 1, 2013 (date operations commenced) to December 31, 2013, in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 31, 2015

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITIES
AS OF DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
ASSETS:
Investments in securities — at fair value	$683,828,584	$436,163,822
Cash	35,515,384	2,433

Total assets	$719,343,968	$436,166,255

LIABILITIES:
Accounts payable	$43,722	$24,500

PARTNERS’ CAPITAL	$719,300,246	$436,141,755

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS
AS OF DECEMBER 31, 2014 AND 2013

AS OF DECEMBER 31, 2014	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Restaurant:
Cracker Barrel Old Country Store, Inc. (92.7%)	4,737,794	$666,891,883
Other		16,936,701

TOTAL SECURITIES OWNED (cost $477,534,057) (95.1%)		$683,828,584

Percentages shown are computed based on the classification value compared to partners’ capital at December 31, 2014.

AS OF DECEMBER 31, 2013	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Restaurant:
Cracker Barrel Old Country Store, Inc. (cost $386,365,067) (100.0%)	3,962,604	$436,163,822

Percentages shown are computed based on the classification value compared to partners’ capital at December 31, 2013.

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2014 AND
FOR THE PERIOD FROM JULY 1, 2013
(DATE OPERATIONS COMMENCED) TO DECEMBER 31, 2013

	2014	2013

INVESTMENT INCOME:
Dividends	$16,000,887	$5,568,906

EXPENSES:
Professional fees	48,180	30,020

NET INVESTMENT INCOME	15,952,707	5,538,886

UNREALIZED GAINS FROM INVESTMENTS:
Net change in unrealized appreciation	156,495,772	49,798,755

NET INCREASE IN PARTNERS’ CAPITAL RESULTING FROM OPERATIONS	$172,448,479	$55,337,641

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2014 AND
FOR THE PERIOD FROM JULY 1, 2013
(DATE OPERATIONS COMMENCED) TO DECEMBER 31, 2013

	General	Limited
	Partner	Partners	Total

PARTNERS’ CAPITAL — June 30, 2013	$-	$-	$-

Capital contributions	-	386,365,067	386,365,067

Capital distributions	-	(5,560,953)	(5,560,953)

Net increase from operations	1,651	55,335,990	55,337,641

Performance reallocation	10,743,191	(10,743,191)	-

PARTNERS’ CAPITAL — December 31, 2013	$10,744,842	$425,396,913	$436,141,755

Capital contributions	-	134,418,240	134,418,240

Capital distributions	(12,742,938)	(10,965,290)	(23,708,228)

Net increase from operations	2,408,260	170,040,219	172,448,479

Performance reallocation	34,405,750	(34,405,750)	-

PARTNERS’ CAPITAL — December 31, 2014	$34,815,914	$684,484,332	$719,300,246

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014 AND
FOR THE PERIOD FROM JULY 1, 2013
(DATE OPERATIONS COMMENCED) TO DECEMBER 31, 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in partners’ capital resulting from operations	$172,448,479	$55,337,641
Adjustments to reconcile net increase in partners’ capital resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized appreciation from investments	(156,495,772)	(49,798,755)
Purchases of investments	(16,750,750)	-
Increase in accounts payable	19,222	24,500

Net cash (used in) provided by operating activities	(778,821)	5,563,386

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	60,000,000	-
Distributions to partners	(23,708,228)	(5,560,953)

Net cash provided by (used in) financing activities	36,291,772	(5,560,953)

NET INCREASE IN CASH	35,512,951	2,433

CASH — Beginning of year	2,433	-

CASH — End of year	$35,515,384	$2,433

SUPPLEMENTAL DISCLOSURE:
Non-cash contribution of securities from Limited Partners	$74,418,240	$386,365,067

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2014 AND
FOR THE PERIOD FROM JULY 1, 2013
(DATE OPERATIONS COMMENCED) TO DECEMBER 31, 2013

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Lion Fund II, L.P. (the “Fund”) is an investment fund organized as a limited partnership under the laws of the State of Delaware. The Fund is managed by Biglari Capital Corp. (the “General Partner”). The Fund commenced operations in July 2013 to provide investors with a professionally managed fund with the objective of achieving above-average, long-term growth of capital. In meeting this objective, the Fund will seek to find investments that the General Partner believes offer exceptional value.

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

There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax returns as of December 31, 2014 and 2013.  The Fund has reviewed open tax years and has concluded that there is no significant tax liability resulting from uncertain tax provisions.  Fiscal year 2013 remains open for both federal and state jurisdictions.

Cash — Any highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents. The cash balances as of December 31, 2014 and 2013 represents cash currently held by the custodian of the Fund’s investments.

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

Recently Issued Accounting Pronouncements — In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements of Investment Companies (“ASU 2013-08”), effective for the year ending December 31, 2014. The adoption of ASU 2013-08 did not have a material impact on the financial statements.

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

The General Partner is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 6% performance hurdle rate that the Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation. Additionally, this reallocation is subject to a highwater mark provision.  For the years ended December 31, 2014 and 2013, the General Partner earned $34,405,750 and $10,743,191 of performance reallocation fee, respectively.

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

As of December 31, 2014 and 2013, Biglari Holdings, Steak n Shake and The Lion Fund, L.P. represented the only limited partners in the Fund.

4.	FAIR VALUE MEASUREMENTS

Exchange-listed securities are valued at the last sale price on the principal exchange on which they are traded.  Level 1 securities in accordance with the U.S. GAAP established fair value hierarchy are based on unadjusted quoted prices in active markets for identical assets and liabilities.  As of December 31, 2014 and 2013, the total securities were $683,828,584 and $436,163,822, respectively.  The securities are classified as a Level 1 input within the U.S. GAAP established hierarchy.

5.
SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure through the time of issuance of these financial statements on March 31, 2015.

On February 5, 2015, the Fund entered into a pre-paid variable share forward transaction with 1,250,000 shares of Cracker Barrel Old Country Store, Inc. Pursuant to the terms of the forward contract, the Fund received a prepayment of $135,095,500 on February 10, 2015. Subject to the applicable terms and conditions, the Fund may elect to settle the forward contract in cash or shares. The scheduled valuation dates occur from June 14, 2017 to September 19, 2017.

6.	FINANCIAL HIGHLIGHTS

	2014	2013

Total return before performance reallocation	28.59%	15.49%
Performance reallocation	(6.15)	(2.85)

Total return after performance reallocation	22.44%	12.64%

Supplemental Data
	2014	2013

Annual gross partnership return	40.22%	30.88%
Annual net partnership return	40.21%	30.87%

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

	2014	2013
Ratio to average partners’ capital:
Expenses before performance reallocation	0.01%	0.02%
Performance reallocation	7.21	5.11

Expenses including performance reallocation	7.22%	5.13%

Net investment income	3.28%	2.65%

Average partners’ capital is determined using the Fund’s partners’ capital measured at the end of each month. The performance reallocation to the General Partner is not included in the net investment income ratio.

Expenses include accounting fees, interest and other expenses. Net investment income is computed as investment income from dividends and interest, less expenses.

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2015.

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