Form 10-KT/A
period 2014-12-31
BIGLARI HOLDINGS INC.
filed 2015-04-30
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of April 27, 2015, 2,065,606 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings,” “we”, “us”, “our”, the “Company” or the “Corporation”) for the transition period from September 25, 2014 to December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

(1)	Member of the Board of Directors of the Company

Mr. Biglari has served as Chairman of the Board, Chief Executive Officer and a director of Biglari Holdings since 2010.  Mr. Biglari was elected Chairman of the Board of the predecessor to Biglari Holdings (the “Predecessor”) in June 2008 and appointed Chief Executive Officer in August 2008 following his election to the Board of Directors (the “Board”) in March 2008.  He has been Chairman, Chief Executive Officer and President of Steak n Shake since August 2008.  He has also served as a director, since December 2005, Chairman, since March 2006, and Chief Executive Officer and President, since May 2007, of Western, a diversified holding company, which was acquired by the Company in March 2010.  In addition, Mr. Biglari has served as Chairman and Chief Executive Officer of Biglari Capital Corp. (“Biglari Capital”) since its inception in 2000.   Biglari Capital is the general partner of The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “The Lion Fund”), private investment funds.  Mr. Biglari served as a director of CCA Industries, Inc. (“CCA Industries”), a manufacturer and marketer of health and beauty aids, from August 2011 to July 2014.

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
Chairman of the Board, Chief Executive Officer and a director of Biglari Holdings since 2010.  Mr. Biglari was elected Chairman of the Board of the Predecessor in June 2008 and appointed Chief Executive Officer in August 2008 following his election to the Board in March 2008.  He has been Chairman, Chief Executive Officer and President of Steak n Shake since August 2008.  He also serviced as a director, since December 2005, Chairman, since March 2006, and Chief Executive Officer and President, since May 2007, of Western, a diversified holding company, which was acquired by the Company in March 2010.  In addition, Mr. Biglari has served as Chairman and Chief Executive Officer of Biglari Capital since its inception in 2000. Biglari Capital is the general partner of The Lion Fund, private investment funds.  Mr. Biglari also served as a director of CCA industries, a manufacturer and marketer of health and beauty aids, from August 2011 to July 2014.  Mr. Biglari has extensive managerial and investing experience in a broad range of businesses.  He also has experience serving on the boards of directors of public companies.

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
Director of Biglari Holdings since February 2012 and Lead Independent Director since December 2014. President and Chief Executive Officer of The Berean Group, LLC, a business consulting firm providing strategic planning, marketing, leadership development and other support services, since June 2002.  Vice Chairman of the Board of Fremont Michigan InsuraCorp, Inc., a property and casualty insurance provider, from 2003 until 2011.  Former Chairman (from May 1996 to February 2002) and President and Chief Executive Officer (from May 1996 to June 2001) of SEMCO Energy, Inc., a regulated public utility company, and Chief Executive Officer of Northern Pipeline Construction Company, a natural gas construction company, from 1994 to 1996.  Mr. Johnson’s board-level experience also includes serving as Chairman of UPL Pipeline, LTD, a natural gas distribution company, Lead Director of Granger Group, Inc., a senior living developer, and a board member of Charter Capital Partners, an investing banking firm.  Mr. Johnson has leadership, business management, insurance and public company experience.

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
Director of Biglari Holdings since October 2010.  Attorney in the private practice of law at the Kenneth R. Cooper Law Office since 1974, with over 40 years of legal and business experience in real estate transactions and related matters.  Served as a director of Western from February 2007 until its acquisition by the Company in March 2010.  Mr. Cooper has extensive experience in real estate, business and financial analysis, as well as significant knowledge of Western’s business.

James P. Mastrian, Independent Director	72
Director of Biglari Holdings since August 2012.  Mr. Mastrian was the special advisor to the Chairman and Chief Executive Officer of Rite Aid Corporation (“Rite Aid”) from August 2007 until his retirement in August 2008.  Chief Operating Officer of Rite Aid from October 2005 to August 2007.  Senior Executive Vice President, Marketing of Rite Aid from October 2000 to October 2005.  Mr. Mastrian also held senior marketing positions at Revco D.S., Inc., prior to its acquisition by CVS, from 1990 to 1997 and The Sherwin-Williams Company from 1986 to 1989.  Director of CCA Industries from 2009 to August 2012.  Mr. Mastrian served in a leadership role in the retail sector, has extensive marketing experience and over 40 years of experience in corporate management.

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

Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no Section 16(a) forms were required for those persons, the Corporation believes that during each of the 2014 transition period and fiscal 2014, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

Code of  Business Conduct and Ethics

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

Changes to Procedures for Shareholders to Nominate Persons for Election to the Board of Directors

There were no material changes made during the 2014 transition period or fiscal 2014 to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Discussion and Analysis is designed to provide shareholders with a better understanding of our compensation philosophy, core principles, and decision-making process.  It explains the compensation-related actions taken regarding the executive officers identified in the Summary Compensation Table (the “Named Executive Officers”).  Details regarding the compensation we paid to the Named Executive Officers for the 2014 transition period and fiscal 2014 are found in the tables and narrative that follow them.

Executive Summary

Biglari Holdings is composed of two distinct components:  operating businesses and investments.  The Company conducts its operations through its wholly-owned subsidiaries, including Steak n Shake Operations, Inc., Western Sizzlin Corporation, First Guard Insurance Company and Maxim Inc.  The Company holds its investments mainly by means of limited partner interests in The Lion Fund. The general partner of The Lion Fund is Biglari Capital Corp., a private investment firm owned by Mr. Biglari, who is both CEO of the Company and serves as the managing partner of The Lion Fund. As CEO of Biglari Holdings, he oversees the Company’s operating businesses, and as Chairman of Biglari Capital, the general partner of these investment partnerships, he is responsible for their investment decisions.

Compensation and Governance Enhancements and Response to Shareholder Engagement

Biglari Holdings views our shareholders as true long-term partners in its business and wants their questions and suggestions to be considered fully, clearly, and accurately.  We are committed to engaging with our shareholders on executive compensation and corporate governance matters.  Since the Company’s 2014 annual meeting, including its response concerning the results of the “say on pay” vote at the meeting, we have significantly increased our efforts to obtain feedback from our shareholders in order to gain an increased understanding of, and facilitate our responsiveness to, our shareholders’ views on these important issues.  Our active engagement included in-depth discussions with shareholders representing approximately 40% of our Common Stock.  These efforts were led by our Chairman, Vice Chairman and Lead Independent Director, following his appointment as such.  We value the opinions of our shareholders, and, as a result of these discussions, the Board has implemented the following changes.

Actions
•	Appointed William L. Johnson as Lead Independent Director
•
Mr. Johnson’s responsibilities include presiding over Board meetings at which the Chairman is not present, including executive sessions of the independent directors; serving as a liaison between the Chairman and the independent directors; and ensuring the Board’s focus on issues of corporate governance

•
Retained Farient Advisors, LLC (“Farient”), an independent compensation consulting firm, to conduct a comprehensive review of the Company’s executive compensation program for 2015, including peer group development, incentive compensation design, pay and performance alignment, and foremost governance practices

•	A description of the analyses conducted by Farient is included below
•	Enhanced our Compensation Discussion & Analysis (“CD&A”) as better to describe our compensation philosophy and more clearly explain the way in which Mr. Biglari is compensated
•
Clarified the long-term design elements of the Incentive Agreement, which requires our CEO to purchase shares in the open market with pre-tax incentive dollars and hold those shares for a minimum of three (3) years

•	Our disclosure separates the discussion of our operating businesses and investments business
•
The incentive agreement with Mr. Biglari (the “Incentive Agreement”) was amended in July 2013 more closely to tie Mr. Biglari’s incentive compensation to the earnings of our operating businesses, by excluding any realized or unrealized gains or losses, earnings and all other amounts attributable to any investments by Biglari Holdings and its subsidiaries in funds managed by Biglari Capital

•	Adoption of stock ownership guidelines for our non-employee directors
•
Because the Company does not grant options or other stock awards to non-employee directors to avoid the dilution of our shareholders’ ownership interests, the Board adopted stringent Stock Ownership Guidelines for our non-employee directors to ensure that the interests of our non-employee directors are aligned with the interests of our shareholders in maximizing the long-term value of the Company

•
Our non-employee directors are required to own shares equal in value to at least five times their annual cash retainer.  Directors have until four years from the adoption of the policy to meet this guideline

•	Implementation of a clawback policy related to our CEO’s incentive compensation
•	Provides for the ability of the Company to recover incentive compensation amounts paid to our CEO in the event of a financial restatement

Summary of Executive Compensation Practices
Below we summarize certain elements of our compensation program that seek to align compensation with the interests of our shareholders, avoid excessive risk taking, foster sustainable long-term shareholder value creation, and adhere to high corporate governance standards.

What We Do	What We Don’t Do

☑   Align executive compensation with the long-term interests of our shareholders by adhering to a “pay for performance” compensation philosophy that incorporates both short- and long-term elements

☑   Avoid dilution to shareholders by requiring our CEO to use pre-tax cash incentive dollars to purchase shares in the open market, rather than through equity grants

☑   Require minimum 3-year holding periods on equity purchased by our CEO in the open market under the Incentive Agreement

☑   Utilize an independent compensation consulting firm that provides no other services to the Company

☑   Have a Lead Independent Director serve as a liaison between the Chairman and the independent directors, facilitating more effective communications and corporate governance

☑   Maintain stringent Stock Ownership Guidelines for our non-employee directors

☑   Provide the ability to clawback incentive compensation from our CEO

☑   Prohibit our executive officers and directors from engaging in any hedging or pledging transactions related to our Common Stock, pursuant to our insider trading policy.

  We DO NOT:

☒ Have Employment Agreements with our CEO and other named executive officer

☒    Grant stock options

☒    Issue restricted stock or other forms of equity awards

☒   Bestow  traditional  executive  perquisites,  such  as  auto  allowances, health club memberships, executive physicals, country club memberships, or personal financial planning services

☒    Award discretionary bonuses to our CEO

☒    Provide excise tax gross-ups

☒    Maintain a staggered Board.  The Board amended our bylaws to opt out of the mandatory staggered board requirement prescribed by Indiana law.

Compensation of Named Executive Officers

Chief Executive Officer Compensation for Managing the Operating Businesses

In his capacity as CEO of the Company, Mr. Biglari earned $225,000 in total direct compensation during the 2014 transition period and $900,000 in total direct compensation for fiscal 2014, inasmuch as he did not receive any incentive compensation in either period.

Operating Business Peer Group

In connection with the compensation review being conducted by the Governance, Compensation and Nominating Committee of the Board (the “Committee”) for 2015, Farient evaluated potential peers for our operating businesses.  In order to establish this peer group, the following criteria were used:  publicly traded restaurant companies, with revenues ranging from $350 million to $2.5 billion, and possessing business models similar to ours (e.g., operating similar dining concepts with a comparable mix of company-owned to franchised locations).

This evaluation resulted in a peer group consisting of the following 14 companies:

BJ’s Restaurants, Inc.	DineEquity, Inc.	Ruby Tuesday, Inc.
Bob Evans Farms, Inc.	Fiesta Restaurant Group, Inc.	Sonic Corp.
Bravo Brio Restaurant Group, Inc.	Ignite Restaurant Group, Inc.	Texas Roadhouse, Inc.
Buffalo Wild Wings, Inc.	Luby’s, Inc.	The Wendy’s Company
Denny’s Corporation	Red Robin Gourmet Burgers, Inc.

The operating business peer group will be integral to the Committee’s review of CEO compensation for 2015.  Specifically, this peer group will be used to assess competitive levels of compensation, to evaluate pay program design, and to validate whether our compensation programs are aligned with the performance of the Company’s operating businesses.

The table below presents the average amount of total direct compensation realized by our CEO over the preceding three full year periods (excluding the 2014 transition period) related to our operating businesses, including as compared to the above peer group.  The compensation presented in the table is attributable only to our operating businesses, including Mr. Biglari’s incentive compensation calculated solely by reference to the increase in our adjusted book value stemming directly from our operating businesses, and therefore differs from Mr. Biglari’s three full year average total compensation reported in the summary compensation table, which includes amounts attributable to investment management prior to the divestiture of Biglari Capital.

Compensation Element	Three-Year Average
Base Salary	$900,000
Incentive from Operations	$533,333
Operations Total Direct Compensation	$1,433,333

Percent Rank Relative to Peer Group	11th Percentile

Based on Farient’s analysis, Mr. Biglari’s three full year average realized total direct compensation for the operating component of our business ranked in the 11th percentile when compared to the CEO compensation target levels of our operating business peer group.

Base Salary

Mr. Biglari’s current annual base salary of $900,000 was set by the Compensation Committee of the Board of Directors (prior to being merged with the Governance and Nominating Committee).

Mr. Biglari’s salary has not been increased since 2009.

Incentive Agreement

Philosophy.  In designing the Incentive Agreement with Mr. Biglari, the Committee sought to embody the pay-for-performance ethos of the Company and its focus on maximizing long-term shareholder value.  The Company’s singular long-term strategic objective is to maximize its per-share intrinsic value, a subjective gauge of the progress of the business that the Company believes will eventually be reflected in its stock price.  Therefore, the Committee conceives it was most appropriate to determine Mr. Biglari’s compensation for our operating businesses by reference to the objective measure – adjusted book value growth – that most closely tied to the increase in intrinsic value.  The book value metric is adjusted, as further described below, so that Mr. Biglari is compensated solely for the Company’s true economic gains.

The Incentive Agreement operates as both a short- and long-term incentive plan.  As a result of the High Water Mark and Hurdle Rate components of the Incentive Agreement discussed below, Mr. Biglari must build long-term, sustainable value for our shareholders in order to continue to receive compensation under the plan.  In addition, the Company does not grant options or other stock awards to Mr. Biglari, thereupon avoiding the significant dilution of our shareholders’ interests in the Company that could otherwise occur.  Rather, the Incentive Agreement obligates Mr. Biglari to purchase, in the open market, the Company’s Common Stock using his own pre-tax incentive dollars (discussed in more detail below) and requires him to retain those shares for a period of three (3) years. His compensation is thus closely correlated to the long-term performance of the Company’s Common Stock, firmly aligning Mr. Biglari’s interests with the long-term interests of all shareholders.  Furthermore, inasmuch as the Company does not grant equity to our named executive officers, our shareholders receive the benefit of immediate tax deductibility under Section 162(m) of the Internal Revenue Code, rather than at the time of vesting or exercising equity awards.

Incentive Design.  The Incentive Agreement establishes a performance-based annual incentive payment for Mr. Biglari contingent upon the growth in adjusted book value in each fiscal year attributable to our operating businesses.  The adjusted book value metric adopted by the Committee measures the Company’s economic performance and thus is unaffected by non-economic factors.  For example, the consummation of the rights offerings conducted by the Company (despite having raised significant capital to further the Company’s business objectives) had no impact on Mr. Biglari’s compensation under the Incentive Agreement.

In order for Mr. Biglari to receive any incentive, our operating businesses must achieve annual adjusted book value growth in excess of 6% (the “Hurdle Rate”) above the previous highest level of book value (the “High Water Mark”).  Mr. Biglari will receive 25% of any incremental book value created above the High Water Mark plus the Hurdle Rate (collectively, the “Measuring Point”).  For example, if the previous highest recorded book value was $100,000,000, the Company’s operating businesses would need to attain adjusted book value of $106,000,000 before any incentive could be earned.  In any fiscal year in which book value declines, our operating businesses must completely recover their deficit from the previous High Water Mark, along with attaining the Hurdle Rate, before Mr. Biglari becomes eligible to receive any further incentive payment.  The Incentive Agreement limits Mr. Biglari’s incentive compensation to $10 million in any one-year performance period.

Further, the Incentive Agreement provides that Mr. Biglari must use at least 30% of his pre-tax incentive compensation (which equates to approximately 50% after tax, assuming a 40% tax rate) to purchase shares of the Company’s Common Stock in the open market.  Mr. Biglari is then required to hold such shares for a minimum of three years from the date of purchase, subject to the Incentive Agreement.  These features ensure that the Incentive Agreement operates as both a short- and long-term incentive plan, with roughly 50% serving as a cash-based short-term incentive and 50% serving as an equity-based long-term incentive, on an after-tax basis.

For example, if Mr. Biglari earned $1,000,000 under the Incentive Agreement, he would have to purchase shares for an aggregate price of at least $300,000.  Assuming a 40% tax rate, Mr. Biglari would need to commit half of his after-tax cash incentive payment ($600,000) to the purchase of shares.  Thus, the program is split between cash and equity incentives on an after-tax basis. As a result of this provision of the Incentive Agreement, Mr. Biglari has purchased a total of 17,210 shares of our Common Stock.  Mr. Biglari has never sold a share of stock accumulated under the Incentive Agreement or otherwise.

Economic Terms of Agreement.  The Corporation initially entered into the Incentive Agreement with Mr. Biglari on April 30, 2010, but it was amended and restated on September 28, 2010.  The Incentive Agreement was approved by 82% of the votes cast by our shareholders at our special meeting held on November 5, 2010.  In connection with the sale of Biglari Capital to Mr. Biglari (the “Biglari Capital Transaction”), Biglari Holdings and Mr. Biglari entered into the First Amendment, dated as of July 1, 2013, to the Incentive Agreement (the “Incentive Agreement Amendment”).  The Incentive Agreement Amendment was designed to reflect the bifurcation of the Company’s operating and investing activities as a result of the Biglari Capital Transaction which would more closely tie Mr. Biglari’s incentive compensation to the Company’s operating earnings.  Accordingly, the Incentive Agreement Amendment excludes from the calculation of Biglari Holdings’ adjusted book value, and therefore from the calculation of Mr. Biglari’s incentive compensation, any realized or unrealized gains or losses, earnings and all other amounts attributable to any investments by Biglari Holdings (and its subsidiaries) in The Lion Fund (as well as any other investment partnerships of which Mr. Biglari or his affiliate is the general partner).

Reconciliation of Adjusted Book Value.  The following tables set forth a reconciliation of (i) the change in adjusted book value to the change in total shareholders’ equity for the 2014 transition period and fiscal 2014 and 2013 and (ii) adjusted book value to total shareholders’ equity as of the end of the 2014 transition period and fiscal 2014 and 2013.  For the 2014 transition period, the Hurdle Rate was subject to proration to account for the shortened fiscal period.  With respect to fiscal 2013, the following tables also show the adjustments made to reflect and give effect to the Biglari Capital Transaction and the Incentive Agreement Amendment.

(amounts in thousands)
	Transition Period 2014	Fiscal 2014	Fiscal 2013
Change in shareholders’ equity:
Net Earnings	$91,050	$28,804	$140,271
Other comprehensive income, net	(261)	(21,979)	(22,440)
Deconsolidation of affiliated partnerships	-	-	37,864
Adjustment to treasury stock for holdings in investment partnerships	(3,958)	(18,594)	(11,033)
Issuance of stock for rights offering	-	85,873	75,595
Exercise of stock options	3	24	17
Adjustment of redeemable noncontrolling interest to maximum redemption value	-	-	(4,810)
Change in shareholders’ equity	86,834	74,128	215,464
Reconciling of change in adjusted book value to change in shareholders’ equity:
Add accrued CEO incentive compensation	-	-	6,200
Less earnings from investment partnerships included in net earnings	(91,191)	(12,316)	(13,296)
Less deconsolidation of affiliated partnerships	-	-	(37,864)
Add adjustment to treasury stock for holdings in investment partnerships	3,958	18,594	11,033
Less issuance of stock for rights offering	-	(85,873)	(75,595)
Change in other comprehensive income due to foreign currency translation adjustments	46	582	(8)
Less exercise of stock options	(3)	(24)	(17)
Add adjustment of redeemable noncontrolling interest to maximum redemption value	-	-	4,810
Change in adjusted book value	$(356)	$(4,909)	$110,727

	Transition Period 2014	Fiscal 2014	Fiscal 2013
Beginning Shareholders’ Equity	$638,717	$564,589	$349,125
Adjustment for treasury stock and equity in investment partnerships	(557,238)	(397,699)	(28,025)
Adjusted book value	$81,479	$166,890	$321,100

Historical Incentive Payouts.  As the chart below illustrates, payouts earned under the Incentive Agreement have closely aligned with corporate performance.  In the 2014 transition period and fiscal 2014, the decline in our book value resulted, to a significant extent, from expenses incurred in our continuing efforts to franchise the Steak n Shake concept and also to revitalize the Maxim brand, which we acquired in February 2014.  These expenditures emphasize the Company’s focus on creating sustainable long-term shareholder value, which may come at the expense of short-term results.  Our executive compensation philosophy is intended to reward and promote such long-term growth for the benefit of all shareholders, and thus may result in Mr. Biglari’s receipt of little or no compensation in years in which we incur significant expenses or take other actions towards the pursuit of this ultimate goal.

The CEO incentive payment is reviewed by the Committee and its advisors.

Overall, the Committee believes the incentive design for Mr. Biglari:

•	Aligns with our overriding objective of increasing the per-share intrinsic value of the enterprise

•	Provides challenging goals, since the threshold level of book value needed to earn an incentive is set at the High Water Mark plus the Hurdle Rate

•	Serves as both a short- and long-term incentive through the required purchase of our Common Stock in the open market and associated three (3)-year holding period

•	Ensures proper long-term alignment with our shareholders given the share purchase provisions and holding requirements, while avoiding the dilution associated with equity awards

•	Offers shareholders advantageous tax treatment since pre-tax cash incentive dollars are used to purchase shares in the open market

•	Avoids encouraging excessive risk taking by promoting action intended to create long-term, sustainable value for the benefit of all shareholders

Management of Investments

The Company holds its investments mainly through limited partner interests in The Lion Fund.  The general partner of The Lion Fund does not charge Biglari Holdings management fees, only a performance fee; therefore, its fees are predicated solely on investment gains rather than assets under management.  Income from The Lion Fund is excluded in the calculation of Mr. Biglari’s incentive compensation under the Incentive Agreement.  The investments in The Lion Fund are more fully described under “Related Person Transactions”.

Compensation of Controller

The Committee has charged Mr. Biglari with the responsibility of reviewing and confirming the compensation of other executive officers, including senior executives of the Company’s major subsidiaries.  Factors considered are typically subjective, such as the executive’s performance and any changes in that executive’s functional responsibilities, which were the primary factors used in determining the salary in the 2014 transition period and salary and bonus in fiscal 2014, 2013 and 2012 for the Company’s Controller .  We may also utilize different incentive arrangements, with their terms dependent upon such elements as the economic potential or capital intensity of the business.  The incentives could be large and will always be tied to the operating results for which an executive exercises authority.

Employment Agreements, Severance, and Change-in-Control Arrangements

Neither Mr. Biglari nor Mr. Lewis has an employment agreement with the Company and neither has been granted or holds any stock options or restricted stock awards from the Company.

Mr. Biglari’s Incentive Agreement continues in effect during his service as Chief Executive Officer of the Company, but does not alter his at-will employment arrangement with the Company.  If there is a change in control of the Corporation, Mr. Biglari is terminated by the Corporation without “cause” or Mr. Biglari resigns for “good reason,” Mr. Biglari will be entitled to receive a severance payment equal to 2.99x his average annual cash compensation (consisting of his base salary and incentive compensation), determined from the date of the Incentive Agreement, subject to reduction to the extent necessary so that no portion of the severance payment will be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended.  For purposes of the Incentive Agreement, a “change in control” includes the consummation of a merger of the Company in which the Company’s shareholders do not own, directly or indirectly, at least 50% of the voting power of the surviving entity, a sale of all or substantially all of the Company’s assets, the replacement of a majority of the Board over a two-year period with directors who have not been approved by the Board, or a transaction as a result of which any person, other than Mr. Biglari or his affiliates, becomes the beneficial owner of at least 50% of the voting power of the Company’s securities.

Benefits Provided, and Not Provided, by the Company

The Committee does not bestow many traditional perquisites on the Named Executive Officers, such as auto allowances, health club memberships, executive physicals, country club memberships, personal financial planning services, and other similar benefits that do not closely relate to shareholder value creation.

During fiscal 2010, we resolved to suspend, indefinitely, all future option grants and placed a moratorium on the issuance of restricted stock.  The Committee does not believe in granting conventional incentives such as stock options and restricted stock, which would dilute shareholders’ ownership in the Corporation.

In addition, Mr. Biglari is not entitled to receive any discretionary bonuses.  The Committee therefore believes that Mr. Biglari’s incentive compensation is correlated solely to the performance of the Company’s operating businesses.

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

We did not pay compensation that was not deductible under Section 162(m) during the 2014 transition period or in fiscal 2014.

Compensation Policies Relating to Risk Management

The Committee believes that our compensation policies and practices, as a result of their emphasis on long-term value creation, do not encourage unnecessary or excessive risk taking and that any risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the Corporation.

Summary Compensation Information

The following table shows the compensation paid to the Company’s Chief Executive Officer and Controller, who are the Company’s only executive officers and whom we refer to herein collectively as our “Named Executive Officers,” for the 2014 transition period and for the 2014, 2013 and 2012 fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Transition Period	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)a	All Other Compensation ($)b		Total ($)
Sardar Biglari,		2014	$225,000	$-	$-	$-		$225,000
Chairman / Chief	2014		$900,000	$-	$-	$-		$900,000
Executive Officer	2013		$900,000	$-	$10,000,000	$42,797		$10,942,797
	2012		$900,000	$-	$10,000,000	$17,788		$10,917,788

Bruce Lewis,		2014	$83,750	$-	$-	$-		$83,750
Controller	2014		$330,962	$365,000	$-	$-		$695,962
	2013		$320,000	$300,000	$-	$-		$620,000
	2012		$231,385	$218,000	$-	$40,416	c	$489,801

a.	Represents incentive compensation paid in accordance with the terms of the Incentive Agreement.
b.
Prior to fiscal 2014, the Company had a direct ownership in CCA Industries and Mr. Biglari served on the Board of Directors of CCA Industries until July 2014.  The value of director’s fees received was $42,500 in 2013 and $17,500 in 2012.

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

In each of the 2014 transition period and fiscal 2014 Mr. Biglari was paid solely his base salary for his multifaceted role as CEO of the Company’s operating businesses.  Mr. Biglari did not receive any compensation under the Incentive Agreement for the 2014 transition period or fiscal 2014.  Fees paid to Biglari Capital in the 2014 transition period and fiscal 2014 and 2013 are fully described in Item 13 – Related Person Transactions.

Plan-Based Award Grants; Outstanding Equity Awards; Award Exercise and Vesting

The Corporation does not grant any stock options or other awards under its equity incentive plans, which have been suspended indefinitely.  Accordingly, neither of the Named Executive Officers has been granted or holds any stock options or restricted stock awards from the Company.

Under the terms of the Incentive Agreement, the maximum incentive payment that Mr. Biglari may receive with respect to 2015 is $10 million.

Retirement Benefits

We maintain a 401(k) plan in which one of our Named Executive Officers participates.  The Steak n Shake 401(k) Savings Plan (the “401(k) Plan”) is a defined contribution plan covering substantially all employees, including the Named Executive Officers, after they have attained age 21 and completed six months of service and allows employees to defer up to 20% of their salaries.  Discretionary matching contributions were made in each of the 2014 transaction period and fiscal 2014, 2013 and 2012.  Discretionary contributions are based on the profitability of the Corporation and subject to quarterly revision.  The Named Executive Officers and other “highly compensated employees” (as that term is defined by IRS regulations) are limited to contributing less than 1% of their cash compensation to the 401(k) Plan.

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

Directors of the Corporation who are employees do not receive fees for attendance at directors’ meetings.  During the 2014 transition period and fiscal 2014, a director who was not an employee received an annual cash retainer of $45,000, and the Chairs of the Audit Committee and the Governance, Compensation and Nominating Committee each received an annual cash retainer of $50,000.  For his role as Vice Chairman of the Board and such other duties as designated by the Board, Dr. Cooley received an annual cash retainer of $210,000.  In addition, non-employee directors receive cash meeting attendance fees as follows:

•	$3,500 for each in-person Board meeting attended;

•	$1,250 for each committee meeting attended in-person not held in conjunction with a Board meeting;

•	$500 for each committee meeting attended held in conjunction with a Board meeting; and

•	$500 for any meeting (Board or committee) in which the director participated by phone.

We have retained Farient Advisors, LLC, an independent compensation consulting firm, to review our directors’ compensation program.

The following table provides compensation information for the 2014 transition period for each non-management member of the Board who served on the Board during such period.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Philip L. Cooley	$56,500	$-	$56,500
Kenneth R. Cooper	$18,500	$-	$18,500
William L. Johnson	$18,500	$-	$18,500
James P. Mastrian	$17,250	$-	$17,250
Ruth J. Person	$16,750	$-	$16,750

The following table provides compensation information for the fiscal year ended September 24, 2014 for each non-management member of the Board who served on the Board during such fiscal year.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Philip L. Cooley	$217,500	$-	$217,500
Kenneth R. Cooper	$61,000	$-	$61,000
William L. Johnson	$61,000	$-	$61,000
James P. Mastrian	$56,000	$-	$56,000
Ruth J. Person	$55,000	$-	$55,000

Governance, Compensation and Nominating Committee Report

The Governance, Compensation and Nominating Committee of the Board is composed of the persons identified below.  We have reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K/A on pages 5 to 17.  Based on our review and discussions with management, we recommended to the Board that the Compensation Discussion and Analysis be included in the Corporation’s Annual Report on Form 10-K/A for the 2014 transition period.  Submitted by the members of the Governance, Compensation and Nominating Committee of the Board:

Kenneth R. Cooper, William L. Johnson, James P. Mastrian and Ruth J. Person.

Compensation Committee Interlocks and Insider Participation

During the 2014 transition period and fiscal 2014, the Governance, Compensation and Nominating Committee of the Board consisted of Kenneth R. Cooper, Ruth J. Person, William L. Johnson and James P. Mastrian.  None of these individuals has at any time been an officer or employee of the Corporation.  During the 2014 transition period and fiscal 2014, none of our executive officers served as a member of the board of directors or compensation committee of any entity for which a member of our Board or Governance, Compensation and Nominating Committee served as an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Stock

The following table shows the total number of shares of our Common Stock beneficially owned as of April 27, 2015 and the percentage of outstanding shares for (i) each director, (ii) each Named Executive Officer, and (iii) all directors and executive officers, as a group.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Sardar Biglari	405,665 (1)	19.6
Philip L. Cooley	7,475 (2)	*
Ruth J. Person	512	*
Kenneth R. Cooper	313	*
William L. Johnson	385	*
James P. Mastrian	336 (3)	*
Bruce Lewis	—	—
All directors and executive officers as a group (7 persons)	407,211	19.7
*     Less than 1%
1)
Includes 31,019 shares owned directly by Mr. Biglari, 365,726 shares owned directly by The Lion Fund, L.P., 1,009 shares held under the 401(k) Plan, 436 shares held under the Steak n Shake Non-Qualified Savings Plan and 7,475 shares beneficially owned by Dr. Cooley. Mr. Biglari has the sole power to vote and dispose of the shares beneficially owned by the foregoing persons, other than the shares held under each of the 401(k) Plan and the Steak n Shake Non-Qualified Savings Plan and the shares beneficially owned by Dr. Cooley. Mr. Biglari has sole power to direct the voting of the shares held under each of the 401(k) Plan and the Steak n Shake Non-Qualified Savings Plan. Mr. Biglari shares with Dr. Cooley the power to vote and dispose of the share beneficially owned by Dr. Cooley.  Mr. Biglari disclaims beneficial ownership of the shares that he does not directly own. See also footnote 1 to the table below.

2)	Includes 814 shares owned by Dr. Cooley’s spouse. Dr. Cooley disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
3)	Shares owned by Mr. Mastrian’s spouse. Mr. Mastrian disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

The following table shows as of April 27, 2015 the number and percentage of outstanding shares of our Common Stock beneficially owned by each person or entity known to be the beneficial owner of more than 5% of our Common Stock.

Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Biglari Capital Corp. 17802 IH 10 West, Suite 400 San Antonio, TX 78257	365,726 (1)	17.7

GAMCO Investors, Inc. One Corporate Center Rye, NY 10580-1435	195,024 (2)	9.4

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	157,666 (3)	7.6

Dimensional Fund Advisors LP Palasades West, Building One 6300 Bee Cave Road Austin, TX 78746	129,932 (4)	6.3

The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	120,970 (5)	5.9

Janus Capital Management LLC 151 Detroit Street Denver, CO 80206	112,930 (6)	5.5

1)
This information was obtained from a Schedule 13D/A filed with the SEC on January 9, 2015 by The Lion Fund I, Biglari Capital, Sardar Biglari, the 401(k) Plan and the Steak n Shake Non-Qualified Savings Plan, and the most recent Form 4 filed with the SEC by certain of the foregoing persons.  These shares are directly owned by The Lion Fund, L.P. Each of Biglari Capital, as the general partner of The Lion Fund, L.P., and Sardar Biglari, as Chairman and Chief Executive Officer of Biglari Capital, has the sole power to vote and dispose of the shares owned by The Lion Fund, L.P. Each of Biglari Capital and Mr. Biglari disclaims beneficial ownership of the shares that he or it does not directly own.

2)
This information was obtained from a Schedule 13D/A filed with the SEC on April 7, 2015. GAMCO Asset Management Inc. reported that it has sole voting power with respect to 123,991 shares of Common Stock and sole dispositive power with respect to 132,025 shares of Common Stock. Gabelli Funds, LLC reported that it has sole voting and dispositive power with respect to 37,100 shares of Common Stock. Gabelli Securities, Inc. reported that it has sole voting and dispositive power with respect to 393 shares of Common Stock. Teton Advisors, Inc. reported that it has sole voting and dispositive power with respect to 25,168 shares of Common Stock. MJG Associates, Inc. reported that it has sole voting and dispositive power with respect to 120 shares of Common Stock. Mario J. Gabelli reported that he has sole voting and dispositive power with respect to 218 shares of Common Stock.

3)
This information was obtained from a Schedule 13G/A filed with the SEC on January 26, 2015. BlackRock, Inc. reported that it has sole voting power with respect to 153,177 shares of Common Stock and sole dispositive power with respect to 157,666 shares of Common Stock.

4)
This information was obtained from a Schedule 13G/A filed with the SEC on February 5, 2015. Dimensional Fund Advisors LP reported that it has sole voting power with respect to 124,556 shares of Common Stock and sole dispositive power with respect to 129,932 shares of Common Stock.

5)
This information was obtained from a Schedule 13G/A filed with the SEC on February 11, 2015. The Vanguard Group reported that it has sole voting power with respect to 2,738 shares of Common Stock, sole dispositive power with respect to 118,474 shares of Common Stock and shared dispositive power with respect to 2,496 shares of Common Stock.

6)
This information was obtained from a Schedule 13G filed with the SEC on February 18, 2015. Janus Capital Management LLC reported that it has sole voting and dispositive power with respect to 112,930 shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,263	$275.00	-
Equity compensation plans not approved by security holders	-	$-	-
Total	7,263	$275.00	-

During fiscal 2010, we resolved to suspend, indefinitely, all future option grants and placed a moratorium on the issuance of restricted stock.

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

Related Person Transactions

Investments in The Lion Fund

Since the year 2000, Mr. Biglari has served as Chairman of Biglari Capital, general partner of The Lion Fund.  Biglari Capital, in its capacity as general partner, receives an annual incentive reallocation equal to 25% of the net profits allocated to the limited partners of The Lion Fund in excess of their applicable hurdle rate (6% for Biglari Holdings and its subsidiaries pursuant to the Shared Services Agreement (as described below) and 5% for other limited partners) over the previous high-water mark.  Biglari Capital does not receive any fees based on assets under management; its fees are predicated solely on investment gains.

During fiscal 2014 and 2013, the Company contributed cash and securities it owned with an aggregate value of $174,418,240 and $377,635,972, respectively, in exchange for limited partner interests in The Lion Fund.  As of December 31, 2014, the Company’s investments in The Lion Fund had a fair value of $776,899,140.  For the years ended December 31, 2014 and 2013, the Company earned $166,168,007 and $74,526,170 on its investment in The Lion Fund, respectively. An incentive reallocation to Biglari Capital is determined as of December 31 of each year. For the years ended December 31, 2014 and 2013, the incentive reallocation from Biglari Holdings and its subsidiaries was $34,405,750 and $14,701,852.

The Committee believes that The Lion Fund’s fee structure demands greater performance for the incentive reallocation to be earned instead of the traditional “2 and 20” hedge fund model in which many of the hedge fund managers charge a flat fee equal to 2% of assets under management plus 20% of any profits (without having to exceed a hurdle rate).  Thus, the Committee believes that the incentive reallocation under the terms of The Lion Fund’s partnership agreements is consistent with the Company’s pay-for-performance culture and philosophy.

For comparison purposes, if Biglari Capital were paid fees based on the typical “2 and 20” model for hedge fund managers, it would have received a management fee of $4,488,508 plus a performance fee of $14,007,532, for a total of $18,496,040 in 2013 and a management fee of $12,015,137 plus a performance fee of $29,368,255, for a total of $41,383,392 in 2014.

Comparison of Fees	Typical “2 and 20” Hedge Fund	The Lion Fund
December 31, 2013	$18,496,040	$14,701,852
December 31, 2014	$41,383,392	$34,405,750

In order to gauge the competitiveness and the appropriateness of the incentive reallocation to Biglari Capital, Farient conducted a review of incentive arrangements at other diversified financial institutions and companies with similar investment businesses.  Because the purpose of this group was to benchmark incentive fee design but not to compare management or performance fee amounts, Farient evaluated companies with total assets under $50 billion to yield an appropriate representative sample.  The following 13 companies were selected based on an evaluation of business model:

Calamos Asset Management, Inc.	Greenlight Capital Re, Ltd.	Silvercrest Asset Management Group LLC
The Carlyle Group L.P.	Lazard Ltd	Steel Partners Holdings L.P.
Cohen & Steers, Inc.	Oaktree Capital Group, LLC	Third Point Reinsurance Ltd.
Evercore Partners Inc.	Och-Ziff Capital Management Group LLC	Virtus Investment Partners, Inc.
Fortress Investment Group LLC

The majority of this peer group employs a fee-based structure, with fees earned premised on assets under management and/or investment gains.  The competitive analysis of these fee arrangements showed that, unlike Biglari Capital, most of these companies compensated those responsible for capital allocation and investment decisions using both a management fee based on assets under management and a performance fee dependent on investment gains.  Furthermore, few peer companies required investment performance to exceed a specified hurdle rate to trigger payment of an incentive fee, and even fewer specified a hurdle rate in concert with achievement of a high water mark.  Therefore, the Company believes that this competitive analysis demonstrates that Biglari Capital’s fee structure, whereby it does not charge a management fee and receives only an incentive reallocation from Biglari Holdings if its investment performance exceeds the previous high-water mark plus a 6% hurdle rate, represents industry best practices.

Shared Services Agreement

Biglari Holdings and Biglari Capital have a Shared Services Agreement in which Biglari Holdings provides certain services to Biglari Capital, including use of space at the Company’s corporate headquarters in San Antonio, in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund, under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate over the previous high-water mark. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund under their respective partnership agreements.  During the 2014 transition period and fiscal 2014, the Company provided services for Biglari Capital under the Shared Services Agreement having an aggregate cost of $43,954 and $1,589,861, respectively.

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

For purposes of the License Agreement, a “change of control” includes the consummation of a merger of the Company in which the Company’s shareholders do not own, directly or indirectly, at least 50% of the voting power of the surviving entity, a sale of all or substantially all of the Company’s assets, the replacement of a majority of the Board over a two-year period with directors who have not been approved by the Board, or a transaction as a result of which any person, other than Mr. Biglari or his affiliates, becomes the beneficial owner of at least 50% of the voting power of the Company’s securities.

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

Director Independence

The Governance, Compensation and Nominating Committee of the Board has concluded that all of the directors, other than Mr. Biglari and Dr. Cooley, are independent in accordance with the director independence requirements of the New York Stock Exchange and has determined none of them has any material relationship with the Company which would impair his or her independence from management or otherwise compromise his or her ability to act as an independent director.  The Board has made these determinations after considering the following:

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors’ Fees

Deloitte & Touche LLP has advised us that they have billed or will bill us the following amounts for services for the 2014 transition period and each of the last two fiscal years.

Type of Fee	Transition Period 2014	Fiscal 2014	Fiscal 2013
Audit Fees(1)	$445,750	$682,800	$676,500
Audit-Related Fees(2)	-	77,700	58,200
Tax Fees	-	-	-
Total Fees for the Applicable Period	$445,750	$760,500	$734,700
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

Pre-approval Policy

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditor and management are required to report periodically to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  In each of the 2014 transition period and fiscal 2014 and 2013, the Audit Committee pre-approved the services reported above as audit-related services and Deloitte & Touche LLP did not provide any other services during such years.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Amendment:

Exhibit Number	Description
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2015.

Biglari Holdings inc.

By:	s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 30, 2015.

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