Form 10-Q
period 2015-03-31
BIGLARI HOLDINGS INC.
filed 2015-05-08
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 4, 2015, 2,065,606 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

Index

BIGLARI HOLDINGS INC.

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
 (dollars in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,787	$129,669
Investments	21,377	10,800
Receivables	17,480	19,003
Inventories	6,803	7,255
Deferred taxes	12,248	12,019
Other current assets	10,859	7,707
Total current assets	181,554	186,453
Property and equipment	350,367	353,875
Goodwill	40,164	40,164
Other intangible assets	22,614	22,756
Investment partnerships	716,669	697,982
Other assets	12,496	13,561
Total assets	$1,323,864	$1,314,791

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$37,711	$39,996
Accrued expenses	65,647	65,476
Current portion of notes payable and other borrowings	9,278	9,315
Total current liabilities	112,636	114,787
Long-term notes payable and other borrowings	310,294	312,595
Deferred taxes	158,408	150,732
Other liabilities	11,467	11,126
Total liabilities	592,805	589,240
Shareholders’ equity
Common stock - 2,065,606 and 2,065,586 and shares outstanding	1,071	1,071
Additional paid-in capital	391,876	391,877
Retained earnings	441,808	431,825
Accumulated other comprehensive loss	(983)	(783)
Treasury stock, at cost	(102,713)	(98,439)
Biglari Holdings Inc. shareholders’ equity	731,059	725,551
Total liabilities and shareholders’ equity	$1,323,864	$1,314,791

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
 (dollars in thousands except per-share amounts)

	First Quarter
	2015	2014
	(Unaudited)
Revenues
Restaurant operations	$196,736	$185,546
Insurance premiums and other	3,654	295
Media advertising and other	5,438	1,496
	205,828	187,337
Cost and expenses
Restaurant cost of sales	154,761	144,287
Insurance losses and underwriting expenses	2,963	248
Media cost of sales	9,418	2,408
Selling, general and administrative	32,458	29,397
Depreciation and amortization	6,544	6,132
	206,144	182,472
Other income (expenses)
Interest and dividends	5	472
Interest expense	(3,006)	(2,877)
Interest on obligations under leases	(2,475)	(2,425)
Investment partnership gains (losses)	22,965	(45,842)
Total other income (expenses)	17,489	(50,672)
Earnings (loss) before income taxes	17,173	(45,807)
Income tax expense (benefit)	7,190	(18,377)
Net earnings (loss)	$9,983	$(27,430)
Earnings (loss) per share
Basic earnings (loss) per common share	$5.36	$(16.00)
Diluted earnings (loss) per common share	$5.36	$(16.00)
Weighted average shares and equivalents
Basic	1,861,572	1,714,785
Diluted	1,864,125	1,714,785

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	First Quarter
	2015	2014
	(Unaudited)
Net earnings (loss)	$9,983	$(27,430)
Other comprehensive income:
Net change in unrealized gains and losses on investments	(417)	(10,053)
Applicable income taxes	154	3,820
Foreign currency translation	63	(411)
Other comprehensive (loss) income, net	(200)	(6,644)
Total comprehensive income (loss)	$9,783	$(34,074)

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Quarter
	2015	2014
	(Unaudited)
Operating activities
Net earnings (loss)	$9,983	$(27,430)
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	6,544	6,132
Provision for deferred income taxes	7,673	(19,177)
Asset impairments and other non-cash expenses	309	1,463
Loss on disposal of assets	202	185
Investment partnership (gains) losses	(22,965)	45,842
Distributions from investment partnerships	-	1,000
Changes in receivables and inventories	1,975	2,198
Changes in other assets	(2,203)	(1,783)
Changes in accounts payable and accrued expenses	(1,759)	(1,418)
Net cash (used in) provided by operating activities	(241)	7,012
Investing activities
Additions of property and equipment	(3,487)	(8,867)
Proceeds from property and equipment disposals	2	1,954
Acquisitions of businesses, net of cash acquired	-	(39,232)
Purchases of investments and contributions to investment partnerships	(11,494)	-
Sales of investments and redemptions of fixed maturity securities	500	-
Net cash used in investing activities	(14,479)	(46,145)
Financing activities
Payments on revolving credit facility	(25)	(7,000)
Borrowings on long-term debt	-	217,800
Principal payments on long-term debt	(550)	(104,813)
Deferred financing charges	-	(4,754)
Principal payments on direct financing lease obligations	(1,585)	(1,531)
Proceeds form exercise of stock options	3	-
Net cash (used in) provided by financing activities	(2,157)	99,702
Effect of exchange rate changes on cash	(5)	(11)
(Decrease) increase in cash and cash equivalents	(16,882)	60,558
Cash and cash equivalents at beginning of year	129,669	85,477
Cash and cash equivalents at end of first quarter	$112,787	$146,035

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2013	$899	$269,810	$367,287	$25,805	$(75,916)	$587,885
Net earnings			(27,430)			(27,430)
Other comprehensive income, net				(6,644)		(6,644)
Exercise of stock options					2	2
Balance at March 31, 2014	$899	$269,810	$339,857	$19,161	$(75,916)	$553,813

Balance at December 31, 2014	$1,071	$391,877	$431,825	$(783)	$(98,439)	$725,551
Net earnings			9,983			9,983
Other comprehensive income, net				(200)		(200)
Adjustment to treasury stock for holdings in investment partnerships					(4,278)	(4,278)
Exercise of stock options		(1)			4	3
Balance at March 31, 2015	$1,071	$391,876	$441,808	$(983)	$(102,713)	$731,059

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINACIAL STATEMENTS (Unaudited)
March 31, 2015
(dollars in thousands, except share and per-share data)

Note 1.  Summary of Significant Accounting Policies

Description of Business
The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the entire fiscal year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Transition Report on form 10-K for the period September 25, 2014 to December 31, 2014.

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Steak n Shake Operations, Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), Maxim Inc. (“Maxim”) and First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”).  Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year
On October 16, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from the last Wednesday in September to December 31 of each year. As a result of the change in year end, the first quarter for 2015 includes the period from January 1, 2015 to March 31, 2015.  For comparative purposes, the first quarter for 2014 includes the period from January 1, 2014 to March 31, 2014. The comparative quarter is derived from the books and records of the Company.  In the opinion of management, the comparative quarter reflects all adjustments necessary to present the financial position and results of operations in accordance with generally accepted accounting principles (“GAAP”).  After the year-end change, Steak n Shake continues to operate on a 52/53 week year ending on the last Wednesday of the calendar year.  For the 2015 quarter, Steak n Shake’s financial information included the period from January 1, 2015 to April 1, 2015.  There were no significant transactions in the intervening period.

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

Index

Note 2. New Accounting Standards

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidations Analysis.  The amendments in this update provide guidance under GAAP about limited partnerships, which will be variable interest entities, unless the limited partners have either substantive kick-out rights or participation rights.  It also changes the effect that fees paid to a decision maker or service provider have on consolidation analysis and amends how variable interests held by related parties affect the consolidation conclusion.  The amendments in this update are effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company is evaluating the effect, if any, on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect, if any, on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In April 2015, the FASB proposed a deferral of the effective date for this new revenue standard by one year, which would make the guidance effective for our first quarter fiscal year 2018 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. The Company has not yet selected a transition method nor determined the effect of this guidance on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides a narrower definition of discontinued operations than under existing GAAP. ASU 2014-08 requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications of held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material effect on the Company’s consolidated financial statements.

Note 3. Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. During September 2014, Biglari Holdings completed an offering of transferable subscription rights. The offering was oversubscribed and 344,261 new shares of common stock were issued. The Company received net proceeds of $85,873 from the offering.  Earnings per share for the first quarter of 2014 have been retroactively restated to account for the rights offering.

The shares of Company stock attributable to our limited partner interest in The Lion Fund, L.P. — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding.  However, these shares are legally outstanding.

Index

The following table presents a reconciliation of basic and diluted weighted average common shares.

	First Quarter
	2015	2014
Basic earnings per share:
Weighted average common shares	1,861,572	1,714,785
Diluted earnings per share:
Weighted average common shares	1,861,572	1,714,785
Dilutive effect of stock awards	2,553	-
Weighted average common and incremental shares	1,864,125	1,714,785
Number of share-based awards excluded from the calculation of earnings per share as the awards’ exercise prices were greater than the average market price of the Company’s common stock or due to the Company's net loss in 2014	-	3,584

The Company’s common stock is $0.50 stated value.  The following table presents shares authorized, issued and outstanding.

	March 31, 2015	December 31, 2014
Common stock authorized	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202
Treasury stock held by the Company	(76,596)	(76,616)
Outstanding shares	2,065,606	2,065,586
Proportional ownership of the Company's common stock in The Lion Fund, L.P.	(207,728)	(197,533)
Net outstanding shares for financial reporting purposes	1,857,878	1,868,053

Note 4. Investments

Investments consisted of the following.

	March 31, 2015	December 31, 2014
Cost	$22,051	$11,056
Gross unrealized gains	3	11
Gross unrealized losses	(677)	(267)
Fair value	$21,377	$10,800

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

The Company did not recognize any investment gains during the first quarters of 2015 and 2014.

In connection with the acquisition of First Guard during 2014, we acquired $15,043 of investments.

Index

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2014	$776,899	$78,917	$697,982
Investment partnership gains	25,790	2,825	22,965
Increase in proportionate share of Company stock held		4,278	(4,278)
Partnership interest at March 31, 2015	$802,689	$86,020	$716,669

The carrying value or the investment partnerships net of deferred taxes is presented below.

	March 31, 2015	December 31, 2014
Carrying value of investment partnerships	$716,669	$697,982
Deferred tax liability related to investment partnerships	(149,141)	(141,836)
Carrying value of investment partnerships net of deferred taxes	$567,528	$556,146

The Company’s proportionate share of Company stock held by investment partnerships at cost is $81,443 and $77,165 at March 31, 2015 and December 31, 2014, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

We recorded $22,965 of gains from investment partnerships in the first quarter of 2015 and $45,842 of losses from investment partnerships during the first quarter of 2014.  As the general partner of the investment partnerships, Biglari Capital Corp. (“Biglari Capital”) on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits over an annual hurdle rate of 6%. Our policy is to accrue an estimated incentive fee throughout the year; however, no fees are reallocated until the end of the calendar year.  As of March 31, 2015, the Company accrued $4,331 for the incentive fee for Biglari Capital.  No amount was accrued as of March 31, 2014 because the net profits did not exceed the hurdle.  Our investments in these partnerships are committed on a rolling 5-year basis.

Index

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Lion Fund	Lion Fund II
Current and total assets as of March 31, 2015	$193,285	$911,423
Current and total liabilities as of March 31, 2015	$1,221	$162,651
Revenue for the first quarter ending March 31, 2015	$4,787	$29,883
Earnings for the first quarter ending March 31, 2015	$4,758	$29,472
Biglari Holdings’ Ownership Interest	58.7%	92.7%

The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Note 6. Property and Equipment

Property and equipment is composed of the following.

	March 31, 2015	December 31, 2014
Land	$162,382	$162,731
Buildings	159,500	159,799
Land and leasehold improvements	163,107	162,887
Equipment	220,739	221,880
Construction in progress	6,710	5,307
	712,478	712,604
Less accumulated depreciation and amortization	(362,071)	(358,729)
Property and equipment, net	$350,367	$353,875

Note 7. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2014	$28,251	$11,913	$40,164
Acquisitions during first quarter 2015	-	-	-
Goodwill at March 31, 2015	$28,251	$11,913	$40,164

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

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.  No impairment charges for goodwill were recorded in the first quarter of 2015 or 2014.

Index

Other Intangibles
Other intangibles are composed of the following.

	March 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(2,655)	$2,655	$5,310	$(2,523)	$2,787
Other	810	(634)	176	810	(624)	186
Total	6,120	(3,289)	2,831	6,120	(3,147)	2,973
Intangible assets with indefinite lives:
Trade names	15,876	-	15,876	15,876	-	15,876
Other assets with indefinite lives	3,907	-	3,907	3,907	-	3,907
Total intangible assets	$25,903	$(3,289)	$22,614	$25,903	$(3,147)	$22,756

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for the first quarter of 2015 and 2014 was $142 and $172, respectively.  Total annual amortization expense for each of the next five years will approximate $563.

The Company acquired Maxim and First Guard during first quarter of 2014.  Portions of the purchase prices were allocated to intangible assets with indefinite lives.

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	First Quarter
	2015	2014
Net sales	$192,170	$180,440
Franchise royalties and fees	3,656	4,252
Other	910	854
	$196,736	$185,546

Index

Note 9. Borrowings

Notes payable and other borrowings include the following.

	March 31, 2015	December 31, 2014
Notes payable	$2,200	$2,200
Unamortized original issue discount	(289)	(287)
Obligations under leases	6,412	6,422
Western revolver	955	980
Total current portion of notes payable and other borrowings	$9,278	$9,315

Notes payable	$215,600	$216,150
Unamortized original issue discount	(1,621)	(1,694)
Obligations under leases	96,315	98,139
Total long-term notes payable and other borrowings	$310,294	$312,595

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

Borrowings bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. The applicable margins on revolver loans are contingent on Steak n Shake’s total leverage ratio. The revolver also carries a commitment fee ranging from 0.40% to 0.50% per annum, depending on Steak n Shake’s total leverage ratio, on the unused portion of the revolver.

The interest rate on the term loan was 4.75% on March 31, 2015.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 are being used by Steak n Shake for working capital and general corporate purposes.  As of March 31, 2015, $217,800 was outstanding under the term loan, and no amount was outstanding under the revolver.

Index

Interest Rate Swap
During fiscal year 2013, Steak n Shake entered into an interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $102 and $132 on March 31, 2015 and December 31, 2014, respectively, and is included in accrued expenses on the consolidated balance sheet.

During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $4,000 on March 31, 2015. The fair value of the interest rate swap was a liability of $28 and $43 on March 31, 2015 and December 31, 2014, respectively, and is included in accrued expenses on the consolidated balance sheet.

The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at March 31, 2015 and December 31, 2014. The fair value was determined to be a Level 3 fair value measurement.

Note 10.  Accumulated Other Comprehensive Income

During the first quarter of 2015 and 2014, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Three Months ending March 31, 2015			Three Months ending March 31, 2014
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(620)	$(163)	$(783)	$295	$25,510	$25,805
Other comprehensive loss before reclassifications	63	(263)	(200)	(411)	(6,233)	(6,644)
Ending Balance	$(557)	$(426)	$(983)	$(116)	$19,277	$19,161

There were no reclassifications made from accumulated other comprehensive income to the consolidated statement of earnings in 2015 or 2014.

Note 11. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates.  Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax expense for the first quarter of 2015 was $7,190 compared to a benefit of $18,377 for the first quarter of 2014.  The change is primarily attributable to the respective gains and losses from investment partnerships.

As of March 31, 2015 and December 31, 2014, we had approximately $454 and $453, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheet.

Note 12. Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

On June 3, 2013 and July 2, 2013, two shareholders of the Company filed derivative actions putatively on behalf of the Company against the members of our board of directors in the United States District Courts for the Southern District of Indiana and the Western District of Texas.  The actions were consolidated in the Southern District of Indiana in 2014.  On March 18, 2015, the United States District Court for the Southern District of Indiana granted a motion to dismiss the derivative actions in favor of the Company.  In addition, the Court issued judgment on all counts in favor of the Company and its directors.

Index

Note 13. Fair Value of Financial Assets and Liabilities

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

Interest rate swaps: Interest rate swaps are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at March 31, 2015 and December 31, 2014 represent the fair market value for Steak n Shake’s two interest rate swaps.

Index

As of March 31, 2015 and December 31, 2014, the fair values of financial assets and liabilities were as follows.

	March 31, 2015				December 31, 2014

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$805	$-	$-	$805	$11,227	$-	$-	$11,227
Equity securities:
Insurance	5,400	-	-	5,400	5,781	-	-	5,781
Bonds	-	18,605	-	18,605	-	7,644	-	7,644
Non-qualified deferred compensation plan investments	2,130	-	-	2,130	1,958	-	-	1,958
Total assets at fair value	$8,335	$18,605	$-	$26,940	$18,966	$7,644	$-	$26,610

Liabilities
Interest rate swaps	$-	$130	$-	$130	$-	$175	$-	$175
Total liabilities at fair value	$-	$130	$-	$130	$-	$175	$-	$175

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 14. Related Party Transactions

In 2013 Biglari Holdings entered into the following agreements with Mr. Biglari, its Chairman and Chief Executive Officer:  (i) a Stock Purchase Agreement for the sale of Biglari Capital to Mr. Biglari (the “Biglari Capital Transaction”); (ii) a Shared Services Agreement with Biglari Capital, and (iii) a First Amendment to the Amended and Restated Incentive Bonus Agreement with Mr. Biglari (the “Incentive Agreement Amendment”).  The transactions contemplated thereby were unanimously approved by the independent Governance, Compensation and Nominating Committee of the Board of Directors of the Company (the “Committee”), which retained separate counsel, tax/accounting advisors, an independent compensation consultant, and a financial advisor to assist the Committee in the structuring, evaluation, and negotiation of such transactions.

Shared Services Agreement
Connected with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or the renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. under their respective partnership agreements.  During the first quarter of 2015 and 2014, the Company provided services for Biglari Capital under the Shared Services Agreement costing an aggregate of $85 and $388, respectively.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of March 31, 2015, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $802,689.

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits over an annual hurdle rate of 6%.  Our policy is to accrue an estimated incentive fee throughout the year; however, no fees are reallocated until the end of the calendar year.  As of March 31, 2015, the Company accrued $4,331 for an incentive fee for Biglari Capital.  No amount was accrued as of March 31, 2014 because the net profits did not exceed the hurdle.

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

Index

License Agreement
In 2013 the Company entered into a Trademark License Agreement (the “License Agreement”) with Mr. Biglari. The License Agreement was unanimously approved by the Committee. In addition, the license under the License Agreement is provided on a royalty-free basis in the absence of specified extraordinary events described below.  Accordingly, the Company and its subsidiaries have paid no royalties to Mr. Biglari under the License Agreement since its inception.

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

Index

Note 15. Business Segment Reporting

Our restaurant operations includes Steak n Shake and Western.  Other business activities not specifically identified with reportable business segments are presented in corporate and other.  We report our earnings from investment partnerships separate from corporate and other.

Revenue by segment for the first quarter of 2015 and 2014 were as follows.

	First Quarter
	2015	2014
Operating Businesses:
Restaurant Operations:
Steak n Shake	$193,453	$182,669
Western	3,283	2,877
Total Restaurant Operations	196,736	185,546
First Guard	3,654	295
Maxim	5,438	1,496
	$205,828	$187,337

Earnings (losses) before income taxes by segment for the first quarter of 2015 and 2014 were as follows.

	First Quarter
	2015	2014
Operating Businesses:
Restaurant Operations:
Steak n Shake	$6,235	$6,536
Western	410	471
Total Restaurant Operations	6,645	7,007
First Guard	660	3
Maxim	(5,886)	(1,678)
Total Operating Businesses	1,419	5,332
Corporate and other:
Corporate and other	(4,205)	(2,420)
Investment partnership gains (losses)	22,965	(45,842)
Total corporate and other	18,760	(48,262)

Interest expense on notes payable and other borrowings	(3,006)	(2,877)
	$17,173	$(45,807)

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On October 16, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from the last Wednesday in September to December 31 of each year. As a result of the change in year end, the first quarter for 2015 includes the period from January 1, 2015 to March 31, 2015. For comparative purposes, the first quarter for 2014 includes the period from January 1, 2014 to March 31, 2014. The comparative quarter is derived from the books and records of the Company.  In the opinion of management, the comparative quarter reflects all adjustments necessary to present the financial position and results of operations in accordance with generally accepted accounting principles. After the year-end change, Steak n Shake continues to operate on a 52/53 week year ending on the last Wednesday of the calendar year. For the 2015 quarter, Steak n Shake’s financial information included the period from January 1, 2015 to April 1, 2015. There were no significant transactions in the intervening period.

Net earnings attributable to Biglari Holdings shareholders for the first quarter of 2015 and 2014 are disaggregated in the table that follows.  Amounts are recorded after deducting income taxes.

	First Quarter
	2015	2014
Operating businesses:
Restaurant	$3,648	$4,282
Insurance	436	2
Media	(3,900)	(1,057)
Total operating businesses	184	3,227
Corporate and other	(3,449)	(781)
Investment partnership gains	15,112	(28,092)
Interest expense on notes payable and other borrowings	(1,864)	(1,784)
	$9,983	$(27,430)

Our restaurant businesses include Steak n Shake and Western.  As of March 31, 2015, Steak n Shake comprised 417 company-operated restaurants and 129 franchised units. Western comprised 4 company-operated restaurants and 67 franchised units.

Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”), which we acquired on March 19, 2014.  First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.

Our media business is composed of Maxim.  We acquired certain assets and liabilities of Maxim on February 27, 2014.  Maxim's business lies principally in media and licensing.

Index

Restaurants

Steak n Shake and Western comprise 617 company-operated and franchised restaurants as of March 31, 2015.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of December 31, 2013	418	108	3	80	609
Net restaurants opened (closed)	(3)	7	-	-	4
Total stores as of March 31, 2014	415	115	3	80	613

Total stores as of December 31, 2014	417	128	4	68	617
Net restaurants opened (closed)	-	1	-	(1)	-
Total stores as of March 31, 2015	417	129	4	67	617

Earnings of our restaurant operations are summarized below.

	First Quarter
	2015		2014
Revenue
Net sales	$192,170		$180,440
Franchise royalties and fees	3,656		4,252
Other revenue	910		854
Total revenue	196,736		185,546

Restaurant cost of sales
Cost of food	57,111	29.7%	53,021	29.4%
Restaurant operating costs	93,327	48.6%	87,455	48.5%
Rent	4,323	2.2%	3,811	2.1%
Total cost of sales	154,761		144,287

Selling, general and administrative
General and administrative	16,408	8.3%	16,540	8.9%
Marketing	9,930	5.0%	8,814	4.8%
Other expenses	360	0.2%	540	0.3%
Total selling, general and administrative	26,698	13.6%	25,894	14.0%

Depreciation and amortization	6,157	3.1%	5,933	3.2%

Interest on obligations under leases	2,475		2,425

Earnings before income taxes	6,645		7,007

Income tax expense	2,997		2,725

Net earnings	$3,648		$4,282

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.
General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Index

Net sales during 2015 was $192,170, an increase of $11,730 over 2014.  The increased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales increased 6.0% during 2015, whereas customer traffic increased by 4.1%.

Franchise royalties and fees decreased 14.0% during 2015.  The franchised units remained relatively flat compared to the prior year with 14 net Steak n Shake openings and 13 net Western closings during the 12 months, which ended March 31, 2015.  The decrease in franchise fees is primarily attributable to the timing of development fees forfeited and thereby realized in 2014.

Cost of food in 2015 was $57,111 or 29.7% of net sales, compared to $53,021 or 29.4% of net sales in 2014.  The increased costs were primarily attributable to higher sales.

Restaurant operating costs were $93,327 or 48.6% of net sales compared to $87,455 or 48.5% in 2014.  The increased costs were mainly based on higher sales.

Selling, general and administrative expense was $26,698 or 13.6% of total revenues in 2015 and remained relatively flat compared to $25,894 or 14.0% of total revenues in 2014.

Interest on obligations under leases was $2,475 during 2015, versus $2,425 during 2014.  The total obligations under leases outstanding at March 31, 2015 were $102,727.

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  Earnings of our insurance business are summarized below.

	First Quarter
	2015	2014
Premiums written	$3,498	$274

Insurance losses	2,168	192
Underwriting expenses	795	56
Pre-tax underwriting gain	535	26
Other income
Commissions	83	11
Investment income	73	10
Other income (expense)	(31)	(44)
Total other income	125	(23)
Earnings before income taxes	660	3
Income tax expense	224	1
Contribution to net earnings	$436	$2

On March 19, 2014, First Guard became a wholly-owned subsidiary of Biglari Holdings: thus, First Guard’s inclusion is from the acquisition date for first quarter 2014.

Index

Media

Maxim’s business lies principally in media and licensing.  Earnings of our media operations are summarized below.

	First Quarter
	2015	2014
Revenue	$5,438	$1,496

Media cost of sales	9,418	2,408
Selling, general and administrative expenses	1,906	766
Loss before income taxes	(5,886)	(1,678)
Income tax benefit	(1,986)	(621)
Contribution to net earnings	$(3,900)	$(1,057)

On February 27, 2014, Maxim became a wholly-owned subsidiary of Biglari Holdings.  During the first quarter of 2015, we continued to make investments into the brand, many of which are reflected in the reported expenses. We have recruited personnel to rebuild the media business, both in print and in digital, as well as to build a licensing business.Although expenses currently exceed revenues, management expects the narrowing of the two as the year unfolds.

Investment Partnership Gains (Losses)

Earnings (losses) from our investments in partnerships are summarized below.

	First Quarter
	2015	2014
Investment partnership gain (loss)	$22,965	$(45,842)
Tax expense (benefit)	7,853	(17,750)
Contribution to net earnings	$15,112	$(28,092)

The Company recorded after-tax earnings from investment partnership gains of $15,112 during the first quarter of 2015 vs. after-tax losses of $28,092 for the first quarter of 2014.

Certain of the investment partnerships hold the Company’s common stock as investments.  The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding.   Gains and losses on Company common stock included in the earnings of these partnerships are eliminated.

Interest Expense

The Company’s interest expense is summarized below.

	First Quarter
	2015	2014
Interest expense on notes payable and other borrowings	$3,006	$2,877
Tax benefit	1,142	1,093
Interest expense net of tax	$1,864	$1,784

Interest expense increased from $2,877 in 2014 to $3,006 in 2015.  Included in the 2014 expense was $1,133 of debt extinguishment expenses related to a refinancing of Steak n Shake’s former credit facility in March 2014.  Steak n Shake’s current credit facility has higher debt balances and interest rates than the former credit facility.  The outstanding balance on March 31, 2015 was $217,800 with a 4.75% interest rate.

Index

Corporate and Other

Corporate and other exclude restaurant, insurance and media companies.  Corporate and other registered a net loss of $3,449 in 2015 versus a net loss of $781 in 2014.  The increase in net loss was primarily attributable to expenses for a proxy contest in 2015.

Income Tax Expense

Consolidated income tax expense was $7,190 in the current quarter, versus a benefit of $18,377 in 2014.  During the first quarter of 2015 the Company recorded tax expense of $7,853 on $22,965 of investment partnership gains compared to a tax benefit of $17,750 on $45,842 of investment partnership losses during the first quarter of 2014.

Financial Condition

Our balance sheet continues to maintain significant liquidity.  Our consolidated shareholders’ equity on March 31, 2015 was $731,059, an increase of $5,508 compared to the December 31, 2014 balance.  The increase during the first quarter of 2015 was primarily attributable to net earnings of $9,983 offset by an increase in treasury stock of $4,274.

Consolidated cash and investments are summarized below.

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$112,787	$129,669
Investments	21,377	10,800
Fair value of interest in investment partnerships	802,689	776,899
Total cash and investments	936,853	917,368
Less: portion of Company stock held by investment partnerships	(86,020)	(78,917)
Carrying value of cash and investments on balance sheet	$850,833	$838,451

Certain investment partnerships hold the Company’s common stock as investments.  The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock for financial reporting purposes even though these shares are legally outstanding.  Gains and losses concerning company stock are not included in the earnings of the Company.

Liquidity
Cash used in operating activities during 2015 was $241 compared to $7,012 cash provided by operating activities during 2014.  The change is primarily due to cash flows from earnings.  Excluding partnership gains and losses the Company had a net loss of $5,129 during 2015 compared to net earnings of $662 during 2014.

Net cash used in investing activities during 2015 of $14,479 was primarily because of purchases of bonds of $11,494 and capital expenditures of $3,487.  Net cash used in investing activities of $46,145 during 2014 primarily consisted of acquisitions of Maxim and First Guard.

Net cash used in financing activities was $2,157 during 2015 as compared to net cash provided by financing activities of $99,702 during 2014. During 2015 we incurred payments on long-term debt and lease obligations of $2,135.  During 2014 we generated cash from financing activities which primarily resulted from an increase in Steak n Shake borrowings as a result of a debt refinancing during the quarter.  Of the total net proceeds, $50,000 was used to pay a cash dividend to Biglari Holdings and the remaining loan proceeds are being used by Steak n Shake for working capital and general corporate purposes.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Index

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

As of March 31, 2015, the interest rate on the term loan was 4.75%.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio.

Both the term loan and the revolver have been secured by first priority security interests on substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 are being used by Steak n Shake for working capital and general corporate purposes.  At March 31, 2015 $217,800 was outstanding under the term loan, and no amount is outstanding under the revolver.

Steak n Shake had $10,188 in standby letters of credit outstanding as of March 31, 2015 and December 31, 2014.

Western Revolver
As of March 31, 2015, Western has $955 due June 13, 2015.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our consolidated financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our consolidated financial statements will likely increase or decrease in the future as additional information becomes available.  There have been no material changes to critical accounting policies previously disclosed in our transition period report on form 10-K for the transition period September 25, 2014 to December 31, 2014.

Index

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

Recently Issued Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2, “New Accounting Standards” in the accompanying notes to consolidated financial statements included in Part I, Item 1 of this quarterly report on form 10-Q.

Cautionary Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may,” and other similar terminology. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to, the risks and uncertainties described in Item 1A, Risk Factors of our transition report on form 10-K. We undertake no obligation to publicly update or revise them, except as may be required by law.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments.  Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $82,407, along with a corresponding change in shareholders’ equity of approximately 7%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At March 31, 2015, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $143 on our net earnings. Steak n Shake has entered into two interest rate swaps with current notional amounts of $69,000.  The fair values of the interest rate swaps was a liability of $130 on March 31, 2015.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first quarters of 2015 and 2014.

ITEM 4.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS

An investment in the common stock of any company involves a degree of risk. Investors should consider carefully the risks and uncertainties described in the Company’s transition report on Form 10−K filed with the SEC, and those other risks described elsewhere in this report, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm the Company’s business, financial condition, and results of operations. The occurrence of risk factors could harm the Company’s business, financial condition, and results of operations. The trading price of the Company’s common stock could decline due to any of these risks and uncertainties, and stockholders may lose part or all of their investment.

There have been no material changes in the risk factors described in the Company’s transition report on form 10-K for the period September 25, 2014 to December 31, 2014.

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

Date: May 8, 2015
Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller

Index