Form 10-Q
period 2015-06-30
BIGLARI HOLDINGS INC.
filed 2015-08-07
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

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

As of August 4, 2015, 2,065,626 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

Index

BIGLARI HOLDINGS INC.

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
 (dollars in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,007	$129,669
Investments	21,586	10,800
Receivables	14,611	19,003
Inventories	6,964	7,255
Deferred taxes	13,594	12,019
Other current assets	10,615	7,707
Total current assets	135,377	186,453
Property and equipment	345,537	353,875
Goodwill	40,164	40,164
Other intangible assets	22,469	22,756
Investment partnerships	769,580	697,982
Other assets	12,038	13,561
Total assets	$1,325,165	$1,314,791

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$44,855	$39,996
Accrued expenses	72,581	65,476
Current portion of notes payable and other borrowings	9,098	9,315
Total current liabilities	126,534	114,787
Long-term notes payable and other borrowings	307,735	312,595
Deferred taxes	153,261	150,732
Other liabilities	11,061	11,126
Total liabilities	598,591	589,240

Shareholders’ equity
Common stock - 2,065,608 and 2,065,586
shares outstanding	1,071	1,071
Additional paid-in capital	391,876	391,877
Retained earnings	441,834	431,825
Accumulated other comprehensive loss	(962)	(783)
Treasury stock, at cost	(107,245)	(98,439)
Biglari Holdings Inc shareholders’ equity	726,574	725,551
Total liabilities and shareholders’ equity	$1,325,165	$1,314,791

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
 (dollars in thousands except per-share amounts)

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$211,631	$200,889	$408,367	$386,435
Insurance premiums and other	3,717	2,586	7,371	2,881
Media advertising and other	6,608	4,703	12,046	6,199
	221,956	208,178	427,784	395,515
Cost and expenses
Restaurant cost of sales	159,005	153,966	313,766	298,253
Insurance losses and underwriting expenses	2,560	1,736	5,523	1,984
Media cost of sales	9,183	9,447	18,601	11,855
Selling, general and administrative	36,198	32,829	68,656	62,226
Depreciation and amortization	6,226	6,374	12,770	12,506
	213,172	204,352	419,316	386,824
Other income (expenses)
Interest and dividends	3	147	8	619
Interest expense	(2,997)	(3,000)	(6,003)	(5,877)
Interest on obligations under leases	(2,410)	(2,426)	(4,885)	(4,851)
Investment gains (including contributions)	-	29,524	-	29,524
Investment partnership gains (losses)	(5,557)	15,305	17,408	(30,537)
Total other income (expenses)	(10,961)	39,550	6,528	(11,122)

Earnings (loss) before income taxes	(2,177)	43,376	14,996	(2,431)
Income tax expense (benefit)	(2,203)	14,613	4,987	(3,764)

Net earnings	$26	$28,763	$10,009	$1,333
Earnings per share
Basic earnings per common share	$0.01	$17.00	$5.40	$0.78
Diluted earnings per common share	$0.01	$16.97	$5.39	$0.78

Weighted average shares and equivalents
Basic	1,848,279	1,692,098	1,854,889	1,703,379
Diluted	1,850,427	1,695,279	1,857,243	1,706,747

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
	Second Quarter		First Six Months
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net earnings	$26	$28,763	$10,009	$1,333
Other comprehensive (loss) income:
Net change in unrealized gains and losses on investments	(126)	(1,191)	(543)	(11,244)
Applicable income taxes	46	450	200	4,270
Reclassification of investment (appreciation) depreciation in net earnings	55	(57)	55	(57)
Applicable income taxes	(19)	19	(19)	19
Reclassification of investment appreciation on contribution to investment partnerships	-	(29,524)	-	(29,524)
Applicable income taxes	-	11,219	-	11,219
Foreign currency translation	65	158	128	(253)
Other comprehensive income (loss), net	21	(18,926)	(179)	(25,570)
Total comprehensive income (loss)	$47	$9,837	$9,830	$(24,237)

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Six Months
	2015	2014
	(Unaudited)
Operating activities
Net earnings	$10,009	$1,333
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	12,770	12,506
Provision for deferred income taxes	1,185	(5,601)
Asset impairments and other non-cash expenses	337	1,687
Loss on disposal of assets	407	319
Realized investment (gains) losses	55	(57)
Investment partnership (gains) losses	(17,408)	30,537
Gain on contributions to investment partnerships	-	(29,524)
Distributions from investment partnerships	-	4,384
Changes in receivables and inventories	4,683	(1,032)
Changes in other assets	(1,193)	(4,487)
Changes in accounts payable and accrued expenses	12,514	3,450
Net cash provided by operating activities	23,359	13,515
Investing activities
Additions of property and equipment	(6,102)	(21,075)
Proceeds from property and equipment disposals	137	2,024
Acquisitions of businesses, net of cash acquired	-	(40,143)
Purchases of investments	(85,985)	(40,000)
Sales of investments and redemptions of fixed maturity securities	11,657	11,736
Changes in restricted assets	-	3,100
Net cash used in investing activities	(80,293)	(84,358)
Financing activities
Proceeds from revolving credit facility	-	4,700
Payments on revolving credit facility	(74)	(10,700)
Borrowings on long-term debt	-	217,800
Principal payments on long-term debt	(1,100)	(105,362)
Deferred financing costs	-	(4,754)
Principal payments on direct financing lease obligations	(3,554)	(3,626)
Proceeds form exercise of stock options	3	3
Net cash (used in) provided by financing activities	(4,725)	98,061
Effect of exchange rate changes on cash	(3)	(179)
(Decrease) increase in cash and cash equivalents	(61,662)	27,039
Cash and cash equivalents at beginning of year	129,669	85,477
Cash and cash equivalents at end of second quarter	$68,007	$112,516

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2014	$1,071	$391,877	$431,825	$(783)	$(98,439)	$725,551
Net earnings			10,009			10,009
Other comprehensive income, net				(179)		(179)
Adjustment to treasury stock for holdings in investment partnerships					(8,810)	(8,810)
Exercise of stock options		(1)			4	3
Balance at June 30, 2015	$1,071	$391,876	$441,834	$(962)	$(107,245)	$726,574

Balance at December 31, 2013	$899	$269,810	$367,287	$25,805	$(75,916)	$587,885
Net earnings			1,333			1,333
Other comprehensive income, net				(25,570)		(25,570)
Adjustment to treasury stock for holdings in investment partnerships					(10,190)	(10,190)
Exercise of stock options					2	2
Balance at June 30, 2014	$899	$269,810	$368,620	$235	$(86,104)	$553,460

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINACIAL STATEMENTS (Unaudited)
June 30, 2015
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

Fiscal Year
On October 16, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year end, moving from the last Wednesday in September to December 31 of each year. As a result of the change in year end, the second quarter for 2015 includes the period from April 1, 2015 to June 30, 2015.  For comparative purposes, the second quarter for 2014 includes the period from April 1, 2014 to June 30, 2014. The comparative quarter is derived from the books and records of the Company. In the opinion of management, the comparative quarter reflects all adjustments necessary to present the financial position as well as the results of operations in accordance with generally accepted accounting principles (“GAAP”).  After the year-end change, Steak n Shake continues to operate on a 52/53 week year, which ends on the last Wednesday of the calendar year.  For the second quarters of 2015 and 2014, Steak n Shake’s financial information included the period from April 2, 2015 to July 1, 2015, and April 3, 2014 to July 2, 2014, respectively.  For the first six months of 2015 and 2014, Steak n Shake’s financial information included the period from January 1, 2015 to July 1, 2015, and January 2, 2014 to July 2, 2014, respectively.  There were no significant transactions in the intervening periods.

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

Subsequent Events
On June 4, 2015, The Lion Fund II, L.P. commenced a tender offer to purchase shares of common stock of Biglari Holdings at a purchase price of $420.00 per share in cash.  The Lion Fund II, L.P. completed the tender offer on July 1, 2015 and thus purchased 616,312 shares of Biglari Holdings’ common stock.  The 616,312 common shares purchased in the tender offer remain legally outstanding.  As a result of the tender offer, Mr. Biglari beneficially owns approximately 49.5% of the outstanding common stock.

Index

Note 2. New Accounting Standards

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not believe the adoption of ASU 2015-03 will have a material effect on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidations Analysis.  The amendments in this update provide guidance under GAAP about limited partnerships, which will be variable interest entities, unless the limited partners have either substantive kick-out rights or participation rights.  It also changes the effect that fees paid to a decision maker or service provider have on consolidation analysis and amends how variable interests held by related parties affect the consolidation conclusion.  The amendments in this update are effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. The Company is evaluating the effect, if any, on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of this ASU by one year, which would make the guidance effective for our first quarter fiscal year 2018 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. The Company has not yet selected a transition method nor determined the effect of this guidance on its consolidated financial statements.

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

Note 3. Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. During September 2014, Biglari Holdings completed an offering of transferable subscription rights. The offering was oversubscribed and 344,261 new shares of common stock were issued. The Company received net proceeds of $85,873 from the offering.  Earnings per share for the second quarter and first six months of 2014 have been retroactively restated to account for the rights offering.

The shares of Company stock attributable to our limited partner interest in The Lion Fund, L.P. — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding.  However, these shares are legally outstanding.

Index

Note 3. Earnings Per Share (continued)

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Second Quarter		First Six Months
	2015	2014	2015	2014
Basic earnings per share:
Weighted average common shares	1,848,279	1,692,098	1,854,889	1,703,379
Diluted earnings per share:
Weighted average common shares	1,848,279	1,692,098	1,854,889	1,703,379
Dilutive effect of stock awards	2,148	3,181	2,354	3,368
Weighted average common and incremental shares	1,850,427	1,695,279	1,857,243	1,706,747

Number of share-based awards excluded from the calculation	-	-	-	-

The Company’s common stock is $0.50 stated value.  The following table presents shares authorized, issued and outstanding.

	June 30, 2015	December 31, 2014
Common stock authorized	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202
Treasury stock held by the Company	(76,594)	(76,616)
Outstanding shares	2,065,608	2,065,586
Proportional ownership of the Company's common stock in The Lion Fund, L.P.	(218,669)	(197,533)
Net outstanding shares for financial reporting purposes	1,846,939	1,868,053

Note 4. Investments

Investments consisted of the following.

	June 30, 2015	December 31, 2014
Cost	$22,330	$11,056
Gross unrealized gains	4	11
Gross unrealized losses	(748)	(267)
Fair value	$21,586	$10,800

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

The Company recognized a pre-tax gain of $29,524 ($18,305 net of tax) on a contribution of $74,418 in securities to the investment partnerships (as defined below) during the second quarter of 2014.  The gain had a material accounting effect on the Company’s 2014 earnings.  However, the gain had no impact on total shareholders’ equity because the investments were carried at fair value prior to the contribution, with the unrealized gain included as a component of accumulated other comprehensive income.

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2014	$776,899	$78,917	$697,982
Investment partnership gains	20,155	2,747	17,408
Contributions of cash to investment partnerships	63,000	-	63,000
Increase in proportionate share of Company stock held	-	8,810	(8,810)
Partnership interest at June 30, 2015	$860,054	$90,474	$769,580

The carrying value of the investment partnerships net of deferred taxes is presented below.

	June 30, 2015	December 31, 2014
Carrying value of investment partnerships	$769,580	$697,982
Deferred tax liability related to investment partnerships	(145,439)	(141,836)
Carrying value of investment partnerships net of deferred taxes	$624,141	$556,146

The Company’s proportionate share of Company stock held by investment partnerships at cost is $85,975 and $77,165 at June 30, 2015 and December 31, 2014, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

During the second quarters of 2015 and 2014, the Company recorded $5,557 of losses and $15,305 of gains, respectively, from investment partnerships. During the first six months of 2015 and 2014 we recorded $17,408 of gains and $30,537 of losses, respectively, from investment partnerships.  As the general partner of the investment partnerships, Biglari Capital Corp. (“Biglari Capital”) on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits over an annual hurdle rate of 6% above the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year; however, no fees are reallocated until the end of the calendar year. As of June 30, 2015, the Company’s accrued incentive fee for Biglari Capital was $526. No amount was accrued as of June 30, 2014, because the net profits did not exceed the hurdle. Our investments in these partnerships are committed on a rolling 5-year basis.

Index

Note 5.  Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Current and total assets as of June 30, 2015	$189,394	$962,823
Current and total liabilities as of June 30, 2015	$427	$161,636
Revenue for the first six months ending June 30, 2015	$5,112	$20,171
Earnings for the first six months ending June 30, 2015	$5,054	$18,888
Biglari Holdings’ Ownership Interest	59.8%	93.3%

Current and total assets as of June 30, 2014	$170,369	$471,755
Current and total liabilities as of June 30, 2014	$59	$22
Revenue for the first six months ending June 30, 2014	$(21,442)	$(32,315)
Earnings for the first six months ending June 30, 2014	$(21,496)	$(32,333)
Biglari Holdings’ Ownership Interest	61.5%	95.2%

The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Note 6. Property and Equipment

Property and equipment is composed of the following.

	June 30, 2015	December 31, 2014
Land	$162,382	$162,731
Buildings	158,904	159,799
Land and leasehold improvements	162,935	162,887
Equipment	207,113	221,880
Construction in progress	7,040	5,307
	698,374	712,604
Less accumulated depreciation and amortization	(352,837)	(358,729)
Property and equipment, net	$345,537	$353,875

Note 7. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2014	$28,251	$11,913	$40,164
Acquisitions during first six months 2015	-	-	-
Goodwill at June 30, 2015	$28,251	$11,913	$40,164

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

Index

Note 7. Goodwill and Other Intangibles (continued)

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.  No impairment charges for goodwill were recorded in the first or second quarters of 2015 or 2014.

Other Intangibles
Other intangibles are composed of the following.

	June 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(2,788)	$2,522	$5,310	$(2,523)	$2,787
Other	810	(646)	164	810	(624)	186
Total	6,120	(3,434)	2,686	6,120	(3,147)	2,973
Intangible assets with indefinite lives:
Trade names	15,876	-	15,876	15,876	-	15,876
Other assets with indefinite lives	3,907	-	3,907	3,907	-	3,907
Total intangible assets	$25,903	$(3,434)	$22,469	$25,903	$(3,147)	$22,756

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for the first six months of 2015 and 2014 was $286 and $345, respectively.  Total annual amortization expense for each of the next five years will approximate $535.

The Company acquired Maxim and First Guard during the first quarter of 2014.  Portions of the purchase prices were allocated to intangible assets with indefinite lives.

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	Second Quarter		First Six Months
	2015	2014	2015	2014
Net sales	$206,278	$196,214	$398,448	$376,654
Franchise royalties and fees	4,420	3,867	8,076	8,119
Other	933	808	1,843	1,662
	$211,631	$200,889	$408,367	$386,435

Index

Note 9. Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	June 30, 2015	December 31, 2014
Notes payable	$2,200	$2,200
Unamortized original issue discount	(292)	(287)
Obligations under leases	6,284	6,422
Western revolver	906	980
Total current portion of notes payable and other borrowings	$9,098	$9,315

Long-term notes payable and other borrowings
Notes payable	$215,050	$216,150
Unamortized original issue discount	(1,547)	(1,694)
Obligations under leases	94,232	98,139
Total long-term notes payable and other borrowings	$307,735	$312,595

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

The interest rate on the term loan was 4.75% on June 30, 2015.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 are being used by Steak n Shake for working capital and general corporate purposes.  As of June 30, 2015, $217,250 was outstanding under the term loan, and no amount was outstanding under the revolver.

Index

Note 9. Borrowings (continued)

Interest Rate Swap
During 2013, Steak n Shake entered into an interest rate swap for a notional amount of $65,000 through September 30, 2015.  The agreement hedges potential changes in the Eurodollar rate.  The fair value of the interest rate swap was a liability of $53 and $132 on June 30, 2015 and December 31, 2014, respectively, and is included in accrued expenses on the consolidated balance sheet.

During 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000, which effectively fixed the interest rate on a prior credit facility at 3.25% through February 15, 2016. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $3,000 on June 30, 2015. The fair value of the interest rate swap was a liability of $16 and $43 on June 30, 2015 and December 31, 2014, respectively, and is included in accrued expenses on the consolidated balance sheet.

The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at June 30, 2015 and December 31, 2014. The fair value was determined to be a Level 3 fair value measurement.

Note 10.  Accumulated Other Comprehensive Income

During the first six months of 2015 and 2014, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	2015			2014
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(620)	$(163)	$(783)	$295	$25,510	$25,805
Other comprehensive income (loss) before reclassifications	128	(343)	(215)	(253)	(6,974)	(7,227)
Reclassification to (earnings) loss		36	36		(18,343)	(18,343)
Ending Balance	$(492)	$(470)	$(962)	$42	$193	$235

During the first six months of 2015 and 2014, the following reclassifications were made from accumulated other comprehensive income to the consolidated statement of earnings.

Reclassifications from Accumulated Other Comprehensive Income	2015	2014	Affected Line Item in the Consolidated Statement of Earnings
Investment gain	$(55)	$57	Insurance premiums and other
	-	29,524	Investment gains (including contributions)
	(19)	11,238	Income tax expense (benefit)
	$(36)	$18,343	Net of tax

Index

Note 10.  Accumulated Other Comprehensive Income (continued)

During the second quarters of 2015 and 2014, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Second Quarter 2015			Second Quarter 2014
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(557)	$(426)	$(983)	$(116)	$19,277	$19,161
Other comprehensive income (loss) before reclassifications	65	(80)	(15)	158	(741)	(583)
Reclassification to (earnings) loss		36	36		(18,343)	(18,343)
Ending Balance	$(492)	$(470)	$(962)	$42	$193	$235

During the second quarters of 2015 and 2014, the following reclassifications were made from accumulated other comprehensive income to the consolidated statement of earnings.

Reclassifications from Accumulated Other Comprehensive Income	Second Quarter 2015	Second Quarter 2014	Affected Line Item in the Consolidated Statement of Earnings
Investment gain	$(55)	$57	Insurance premiums and other
	-	29,524	Investment gains (including contributions)
	(19)	11,238	Income tax expense (benefit)
	$(36)	$18,343	Net of tax

Note 11. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates.  Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax for the second quarter of 2015 was a benefit of $2,203 compared to an expense of $14,613 for the second quarter of 2014.  Income tax expense for the first six months of 2015 was $4,987 compared to an income tax benefit of $3,764 in 2014.  The change in income tax is primarily attributable to the respective gains and losses from investment partnerships.

As of June 30, 2015 and December 31, 2014, we had approximately $334 and $453, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

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

On June 3, 2013 and July 2, 2013, two shareholders of the Company filed derivative actions putatively on behalf of the Company against the members of our board of directors in the United States District Courts for the Southern District of Indiana and the Western District of Texas.  The actions were consolidated in the Southern District of Indiana in 2014.  On March 18, 2015, the United States District Court for the Southern District of Indiana granted a motion to dismiss the derivative actions in favor of the Company.  In addition, the Court issued judgment on all counts in favor of the Company and its directors.  The two shareholders have appealed the Court’s decision.

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

Interest rate swaps: Interest rate swaps are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at June 30, 2015 and December 31, 2014 represent the fair market value for Steak n Shake’s two interest rate swaps.

Index

Note 13. Fair Value of Financial Assets and Liabilities (continued)

As of June 30, 2015 and December 31, 2014, the fair values of financial assets and liabilities were as follows.

	June 30, 2015				December 31, 2014

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,709	$-	$-	$1,709	$11,227	$-	$-	$11,227
Equity securities:
Insurance	5,294	-	-	5,294	5,781	-	-	5,781
Bonds	-	18,917	-	18,917	-	7,644	-	7,644
Non-qualified deferred compensation plan investments	2,239	-	-	2,239	1,958	-	-	1,958
Total assets at fair value	$9,242	$18,917	$-	$28,159	$18,966	$7,644	$-	$26,610

Liabilities
Interest rate swaps	$-	$69	$-	$69	$-	$175	$-	$175
Total liabilities at fair value	$-	$69	$-	$69	$-	$175	$-	$175

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

Shared Services Agreement
Connected with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate above the previous high-water mark. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or the renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. under their respective partnership agreements.  The Company provided services for Biglari Capital under the Shared Services Agreement costing an aggregate of $3,706 and $327 for the second quarters of 2015 and 2014, respectively, and $3,791 and $715 for the first six months of 2015 and 2014, respectively.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of June 30, 2015, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $860,054.

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits over an annual hurdle rate of 6% above the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year; however, no fees are reallocated until the end of the calendar year. As of June 30, 2015, the Company’s accrued incentive fee for Biglari Capital was $526. No amount was accrued as of June 30, 2014, because the net profits did not exceed the hurdle.

Index

Note 14. Related Party Transactions (continued)

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

Index

Note 14. Related Party Transactions (continued)

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

Note 15. Business Segment Reporting

Our restaurant operations include Steak n Shake and Western.  As a result of the acquisitions of Maxim and First Guard, the Company reports segment information for these businesses. Other business activities not specifically identified with reportable business segments are presented in corporate and other.  We report our earnings from investment partnerships separate from corporate and other.

Revenue by segment for the second quarters and first six months of 2015 and 2014 were as follows.

	Second Quarter		First Six Months
	2015	2014	2015	2014
Operating Businesses:
Restaurant Operations:
Steak n Shake	$207,848	$197,549	$401,301	$380,218
Western	3,783	3,340	7,066	6,217
Total Restaurant Operations	211,631	200,889	408,367	386,435
First Guard	3,717	2,586	7,371	2,881
Maxim	6,608	4,703	12,046	6,199
	$221,956	$208,178	$427,784	$395,515

Earnings (losses) before income taxes by segment for the second quarters and first six months of 2015 and 2014 were as follows.

	Second Quarter		First Six Months
	2015	2014	2015	2014
Operating Businesses:
Restaurant Operations:
Steak n Shake	$13,815	$10,224	$20,050	$16,760
Western	688	682	1,098	1,153
Total Restaurant Operations	14,503	10,906	21,148	17,913
First Guard	1,139	832	1,799	835
Maxim	(4,173)	(7,334)	(10,059)	(9,012)
Total Operating Businesses	11,469	4,404	12,888	9,736
Corporate and other:
Corporate and other	(5,092)	(2,857)	(9,297)	(5,277)
Investment gains (including contributions)	-	29,524	-	29,524
Investment partnership gains (losses)	(5,557)	15,305	17,408	(30,537)
Total corporate and other	(10,649)	41,972	8,111	(6,290)
Interest expense on notes payable and other borrowings	(2,997)	(3,000)	(6,003)	(5,877)
	$(2,177)	$43,376	$14,996	$(2,431)

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

On October 16, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year end, moving from the last Wednesday in September to December 31 of each year. As a result of the change in year end, the second quarter for 2015 includes the period from April 1, 2015 to June 30, 2015.  For comparative purposes, the second quarter for 2014 includes the period from April 1, 2014 to June 30, 2014. The comparative quarter is derived from the books and records of the Company. In the opinion of management, the comparative quarter reflects all adjustments necessary to present the financial position as well as the results of operations in accordance with generally accepted accounting principles.  After the year-end change, Steak n Shake continues to operate on a 52/53 week year, which ends on the last Wednesday of the calendar year.  For the second quarters of 2015 and 2014, Steak n Shake’s financial information included the period from April 2, 2015 to July 1, 2015, and April 3, 2014 to July 2, 2014, respectively.  For the first six months of 2015 and 2014, Steak n Shake’s financial information included the period from January 1, 2015 to July 1, 2015, and January 2, 2014 to July 2, 2014, respectively.  There were no significant transactions in the intervening periods.

On June 4, 2015, The Lion Fund II, L.P. commenced a tender offer to purchase shares of common stock of Biglari Holdings at a purchase price of $420.00 per share in cash.  The Lion Fund II, L.P. completed the tender offer on July 1, 2015 and purchased 616,312 shares of common stock of Biglari Holdings.  The 616,312 common shares purchased in the tender offer remain legally outstanding.  As a result of the tender offer, Mr. Biglari, including through the investment partnerships, beneficially owns approximately 49.5% of the outstanding common stock.

Net earnings attributable to Biglari Holdings shareholders for the second quarter of 2015 and 2014 are disaggregated in the table that follows.  Amounts are recorded after deducting income taxes.

	Second Quarter		First Six Months
	2015	2014	2015	2014
Operating businesses:
Restaurant	$9,320	$7,730	$12,968	$12,012
Insurance	742	549	1,178	551
Media	(2,692)	(4,547)	(6,592)	(5,604)
Total operating businesses	7,370	3,732	7,554	6,959
Corporate and other	(2,931)	(1,896)	(6,380)	(2,677)
Investment gains (including contributions)	-	18,305	-	18,305
Investment partnership gains (losses)	(2,555)	10,482	12,557	(17,610)
Interest expense on notes payable and other borrowings	(1,858)	(1,860)	(3,722)	(3,644)
	$26	$28,763	$10,009	$1,333

Our restaurant businesses include Steak n Shake and Western.  As of June 30, 2015, Steak n Shake comprised 417 company-operated restaurants and 136 franchised units. Western comprised 4 company-operated restaurants and 66 franchised units.

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

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western comprise 623 company-operated and franchised restaurants as of June 30, 2015.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company- operated	Franchised	Total
Total stores as of December 31, 2013	418	108	3	80	609
Net restaurants opened (closed)	(1)	10	1	(7)	3
Total stores as of June 30, 2014	417	118	4	73	612

Total stores as of December 31, 2014	417	128	4	68	617
Net restaurants opened (closed)	-	8	-	(2)	6
Total stores as of June 30, 2015	417	136	4	66	623

Earnings of our restaurant operations are summarized below.

	Second Quarter				First Six Months
	2015		2014		2015		2014
Revenue
Net sales	$206,278		$196,214		$398,448		$376,654
Franchise royalties and fees	4,420		3,867		8,076		8,119
Other revenue	933		808		1,843		1,662
Total revenue	211,631		200,889		408,367		386,435

Restaurant cost of sales
Cost of food	59,743	29.0%	58,410	29.8%	116,854	29.3%	111,431	29.6%
Restaurant operating costs	94,885	46.0%	91,184	46.5%	188,212	47.2%	178,639	47.4%
Rent	4,377	2.1%	4,372	2.2%	8,700	2.2%	8,183	2.2%
Total cost of sales	159,005		153,966		313,766		298,253

Selling, general and administrative
General and administrative	16,444	7.8%	15,610	7.8%	32,852	8.0%	32,150	8.3%
Marketing	13,455	6.4%	12,307	6.1%	23,385	5.7%	21,121	5.5%
Other expenses (income)	(196)	-0.1%	(41)	0.0%	164	0.0%	499	0.1%
Total selling, general and administrative	29,703	14.0%	27,876	13.9%	56,401	13.8%	53,770	13.9%

Depreciation and amortization	6,010	2.8%	5,715	2.8%	12,167	3.0%	11,648	3.0%

Interest on obligations under leases	2,410		2,426		4,885		4,851

Earnings before income taxes	14,503		10,906		21,148		17,913

Income tax expense	5,183		3,176		8,180		5,901

Net earnings	$9,320		$7,730		$12,968		$12,012

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.
General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales during the second quarter and the first six months of 2015 were $206,278 and $398,448, respectively, representing increases of $10,064 and $21,794, respectively.  The increased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales during the second quarter and the first six months of 2015 increased 4.8% and 5.3%, respectively, whereas customer traffic increased by 2.8% during the second quarter of 2015 and 3.4% during the first six months of 2015.  The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.  Same-store traffic measures the number of patrons who walk through the same units

Franchise royalties and fees during the second quarter of 2015 increased 14.3% and decreased 0.5% during the first six months of 2015.  Steak n Shake opened 7 franchise units during the second quarter of 2015. The increase in franchise fees during the second quarter of 2015 is primarily attributable to the opening of new Steak n Shake units in 2014 and 2015.  The decrease in franchise fees during the first six months of 2015 is primarily attributable to the timing of forfeited area development fees and thereby realized in the first quarter of 2014.

Cost of food in the second quarter and the first six months of 2015 was $59,743 or 29.0% of net sales, and $116,854 or 29.3% of net sales, respectively, compared to the second quarter and first six months in 2014 of $58,410 or 29.8% of net sales, and $111,431 or 29.6% of net sales, respectively.  The augmented costs were primarily attributable to higher sales.  However, as a percent of sales, the cost of food declined by 0.8%, primarily because of lower commodity costs and change in menu mix.

Restaurant operating costs during the second quarter of 2015 were $94,885 or 46.0% of net sales, compared to $91,184 or 46.5% of net sales in 2014.  Restaurant operating costs during the first six months of 2015 were $188,212 or 47.2% of net sales compared to $178,639 or 47.4% of net sales in 2014.  The increased costs were mainly based on higher sales.  However, as a percent of sales, restaurant operating costs declined by 0.5%, principally because of operational efficiency, thereby leveraging fixed operating costs by means of higher sales volume.

Selling, general and administrative expense during the second quarter and first six months of 2015 were $29,703 or 14.0% of total revenues and $56,401 or 13.8% of total revenues, respectively.  The expenses in 2015 remained relatively flat compared to the expenses in the second quarter and first six months of 2014 which were $27,876 or 13.9% of total revenues and $53,770 or 13.9% of total revenues, respectively.  The increase is largely tied to higher marketing expenditure, namely the sponsorship of an Indy car.

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  Earnings of our insurance business are summarized below.

	Second Quarter		First Six Months
	2015	2014	2015	2014
Premiums written	$3,641	$2,349	$7,139	$2,623

Insurance losses	1,836	1,044	4,004	1,236
Underwriting expenses	724	692	1,519	748

Pre-tax underwriting gain	1,081	613	1,616	639
Other income
Commissions	84	100	167	111
Investment income	47	80	120	90
Investment gains (losses)	(55)	57	(55)	57
Other income (expense)	(18)	(18)	(49)	(62)
Total other income	58	219	183	196
Earnings before income taxes	1,139	832	1,799	835
Income tax expense	397	283	621	284
Contribution to net earnings	$742	$549	$1,178	$551

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On March 19, 2014, First Guard became a wholly-owned subsidiary of Biglari Holdings; thus, First Guard’s inclusion is from the acquisition date for first quarter 2014.

Premiums written during the second quarter of 2015 was $3,641, an increase of $1,292 or 55% compared to 2014.  Premiums written during the first six months of 2015 was $7,139 compared to $2,623 in 2014.

Insurance losses during the second quarter of 2015 were $1,836 compared with $1,044 in 2014.  Insurance losses during the first six months of 2015 were $4,004 compared to $1,236 in 2014.

Underwriting expenses during the second quarter of 2015 were $724 and remained relatively flat compared to $692 in 2014.  Underwriting expenses during the first six months of 2015 were $1,519 compared to $748 in 2014.

Pre-tax underwriting gain increased from $613 in 2014 to $1,081 in 2015.  The increase in pre-tax underwriting gain was mainly based on higher premiums written.

Media

Maxim’s business lies principally in media and licensing.  Earnings of our media operations are summarized below.

	Second Quarter		First Six Months
	2015	2014	2015	2014
Revenue	$6,608	$4,703	$12,046	$6,199

Media cost of sales	9,183	9,447	18,601	11,855
General and administrative expenses	1,598	2,590	3,504	3,356
Loss before income taxes	(4,173)	(7,334)	(10,059)	(9,012)
Income tax benefit	(1,481)	(2,787)	(3,467)	(3,408)
Contribution to net earnings	$(2,692)	$(4,547)	$(6,592)	$(5,604)

On February 27, 2014, Maxim became a wholly-owned subsidiary of Biglari Holdings; thus, Maxim’s inclusion is from the acquisition date for first quarter 2014.

We continue to make investments into the brand, many of which are reflected in the reported expenses. We have recruited personnel to rebuild Maxim’s media business, both in print and in digital, as well as to build a licensing business. Although expenses continued to exceed revenues in the second quarter of 2015, management continues to expect the narrowing of the two over time.

Revenue during the second quarter of 2015 was $6,608, an increase of $1,905 over 2014.  Revenue during the first six months of 2015 was $12,046 compared to $6,199 in 2014.

Media cost of sales during the second quarter of 2015 was $9,183 compared to $9,447 in 2014.  Media cost of sales during the first six months of 2015 was $18,601 compared to $11,855 in 2014.

General and administrative expenses during the second quarter of 2015 were $1,598 compared to $2,590 in 2014.  General and administrative expenses during the first six months of 2015 were $3,504 compared to $3,356 in 2014.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Partnership Gains (Losses)

Earnings (losses) from our investments in partnerships are summarized below.

	Second Quarter		First Six Months
	2015	2014	2015	2014
Investment partnership gain (loss)	$(5,557)	$15,305	$17,408	$(30,537)
Tax expense (benefit)	(3,002)	4,823	4,851	(12,927)
Contribution to net earnings	$(2,555)	$10,482	$12,557	$(17,610)

The Company recorded after-tax losses from investment partnerships of $2,555 during the second quarter of 2015 versus after-tax earnings of $10,482 for the second quarter of 2014.  During the first six months of 2015 the Company recorded after-tax earnings from investment partnerships of $12,557 compared to after-tax losses of $17,610 in 2014.

Certain of the investment partnerships hold the Company’s common stock as investments.  The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding.   Gains and losses on Company common stock included in the earnings of these partnerships are eliminated.

Investment Gains

The Company recognized a pre-tax gain of $29,524 ($18,305 net of tax) on a contribution of $74,418 in securities to the investment partnerships during the second quarter of 2014.  The gain had a material accounting effect on the Company’s 2014 earnings.  However, the gain had no impact on total shareholders’ equity because the investments were carried at fair value prior to the contribution, with the unrealized gain included as a component of accumulated other comprehensive income.

Interest Expense

The Company’s interest expense is summarized below.

	Second Quarter		First Six Months
	2015	2014	2015	2014
Interest expense on notes payable and other borrowings	$2,997	$3,000	$6,003	$5,877
Tax benefit	1,139	1,140	2,281	2,233
Interest expense net of tax	$1,858	$1,860	$3,722	$3,644

Interest expense during the second quarter and first six months of 2015 was $2,997 and $6,003, respectively.  The expense in 2015 remained relatively flat compared to the second quarter and first six months of 2014 which were $3,000 and $5,877, respectively.  Included in the first six months of 2014 expense was $1,133 of debt extinguishment expenses related to a refinancing of Steak n Shake’s former credit facility in March 2014.  Steak n Shake’s current credit facility has higher debt balances and interest rates than the former credit facility.  The outstanding balance on June 30, 2015 was $217,250 with a 4.75% interest rate.

Corporate and Other

Corporate and other exclude restaurant, insurance and media companies. During the second quarter and first six months of 2015 corporate and other registered net losses of $2,931 and $6,380, respectively, versus net losses of $1,896 and $2,677, respectively, during the same periods in 2014. The increase in net loss during 2015 was primarily attributable to proxy costs and legal expenses.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Tax Expense

Consolidated income tax benefit was $2,203 in the second quarter of 2015, versus a tax expense of $14,613 in 2014.  During the second quarter of 2015 the Company recorded a tax benefit of $3,002 on $5,557 of investment partnership losses compared to a tax expense of $4,823 on $15,305 of investment partnership gains during the second quarter of 2014.

Financial Condition

Our balance sheet continues to maintain significant liquidity.  Our consolidated shareholders’ equity on June 30, 2015 was $726,574.

Consolidated cash and investments are summarized below.

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$68,007	$129,669
Investments	21,586	10,800
Fair value of interest in investment partnerships	860,054	776,899
Total cash and investments	949,647	917,368
Less portion of Company stock held by investment partnerships	(90,474)	(78,917)
Carrying value of cash and investments on balance sheet	$859,173	$838,451

Certain investment partnerships hold the Company’s common stock as investments. The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding. Gains and losses concerning Company common stock are not included in the earnings of the Company.

Liquidity
Cash provided by operating activities during the first six months of 2015 was $23,359 compared to $13,515 during 2014.  The increase in cash provided by operating activities was primarily attributable to changes in working capital, specifically because of the timing of payments for certain accounts payable and accrued expenses during 2015.

Net cash used in investing activities during the first six months of 2015 of $80,293 was primarily because of investments in investment partnerships of $63,000, purchases of bonds (net of maturities) of $11,328 and capital expenditures of $6,102.  Net cash used in investing activities of $84,358 during the first six months of 2014 primarily consisted of acquisitions of businesses of $40,143, investments in partnerships of $40,000 and capital expenditures of $21,075.

Net cash used in financing activities was $4,725 during the first six months of 2015 as compared to net cash provided by financing activities of $98,061 during 2014. During 2015 we incurred payments on long-term debt and lease obligations of $4,654.  During 2014 we generated cash from financing activities which primarily resulted from an increase in Steak n Shake borrowings as a result of a debt refinancing during that period.  Of the total net proceeds, $50,000 was used to pay a cash dividend to Biglari Holdings and the remaining loan proceeds are being used by Steak n Shake for working capital and general corporate purposes.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

As of June 30, 2015, the interest rate on the term loan was 4.75%.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio.

Both the term loan and the revolver have been secured by first priority security interests on substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 are being used by Steak n Shake for working capital and general corporate purposes.  At June 30, 2015 $217,250 was outstanding under the term loan, and no amount is outstanding under the revolver.

Steak n Shake had $10,188 in standby letters of credit outstanding as of June 30, 2015 and December 31, 2014.

Western Revolver
As of June 30, 2015, Western has $906 due June 13, 2016.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

The federal healthcare reform legislation that became law in March 2010 (known as the Patient Protection and Affordable Care Act [“PPACA”]) mandates menu labeling of certain nutritional aspects of restaurant menu items such as caloric, sugar, sodium, and fat content. Altering our recipes in response to such legislation could increase our costs and/or change the flavor profile of our menu offerings, which could have an adverse impact on our results of operations. Additionally, if our customers perceive our menu items to contain unhealthy caloric, sugar, sodium, or fat content, our results of operations could be further adversely affected.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $88,164 along with a corresponding change in shareholders’ equity of approximately 8%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At June 30, 2015, a hypothetical 100 basis point increase in short-term interest rates would not have a significant impact on our net earnings. Steak n Shake has entered into two interest rate swaps with current notional amounts of $68,000.  The fair values of the interest rate swaps was a liability of $69 on June 30, 2015.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first six months of 2015 and 2014.

ITEM 4.	Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The following are material changes to the Risk Factors previously disclosed in the Company’s transition report on Form 10-K for the period September 25, 2014 to December 31, 2014.

Sardar Biglari, our Chairman and CEO, exercises voting control over approximately 49.5% of our outstanding shares of common stock, enabling Mr. Biglari to exert significant influence over matters requiring shareholder approval.

Sardar Biglari, Chairman and CEO, beneficially owns approximately 49.5% of our outstanding shares of common stock. Mr. Biglari thus has the ability to exert significant influence on the Company.

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

Date: August 7, 2015

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller