Form 10-Q
period 2015-09-30
BIGLARI HOLDINGS INC.
filed 2015-11-06
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of November 2, 2015, 2,066,691 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

Index

BIGLARI HOLDINGS INC.

Index

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,417	$129,669
Investments	21,079	10,800
Receivables	13,318	19,003
Inventories	6,928	7,255
Deferred taxes	12,704	12,019
Other current assets	9,087	7,707
Total current assets	113,533	186,453
Property and equipment	339,985	353,875
Goodwill	40,164	40,164
Other intangible assets	21,894	22,756
Investment partnerships	538,920	697,982
Other assets	11,742	13,561
Total assets	$1,066,238	$1,314,791

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$34,738	$39,996
Accrued expenses	68,360	65,476
Current portion of notes payable and other borrowings	8,887	9,315
Total current liabilities	111,985	114,787
Long-term notes payable and other borrowings	305,507	312,595
Deferred taxes	150,115	150,732
Other liabilities	10,890	11,126
Total liabilities	578,497	589,240
Shareholders’ equity
Common stock - 2,066,691 and 2,065,586 shares outstanding	1,071	1,071
Additional paid-in capital	391,853	391,877
Retained earnings	451,132	431,825
Accumulated other comprehensive loss	(2,850)	(783)
Treasury stock, at cost	(353,465)	(98,439)
Biglari Holdings Inc. shareholders’ equity	487,741	725,551
Total liabilities and shareholders’ equity	$1,066,238	$1,314,791

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands except per-share amounts)

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$208,348	$201,537	$616,715	$587,972
Insurance premiums and other	4,391	2,834	11,762	5,715
Media advertising and other	5,704	3,742	17,750	9,941
	218,443	208,113	646,227	603,628
Cost and expenses
Restaurant cost of sales	160,079	157,494	473,845	455,747
Insurance losses and underwriting expenses	3,097	2,188	8,620	4,172
Media cost of sales	8,476	7,544	27,077	19,399
Selling, general and administrative	31,735	37,285	100,391	99,511
Depreciation and amortization	6,106	6,331	18,876	18,837
	209,493	210,842	628,809	597,666
Other income (expenses)
Interest and dividends	1	-	9	619
Interest expense	(2,966)	(3,018)	(8,969)	(8,895)
Interest on obligations under leases	(2,237)	(2,436)	(7,122)	(7,287)
Investment gains (including contributions)	-	-	-	29,524
Investment partnership gains (losses)	5,302	21,099	22,710	(9,438)
Total other income (expenses)	100	15,645	6,628	4,523
Earnings (loss) before income taxes	9,050	12,916	24,046	10,485
Income tax expense (benefit)	(248)	4,468	4,739	704
Net earnings	$9,298	$8,448	$19,307	$9,781
Earnings per share
Basic earnings per common share	$7.36	$4.87	$11.66	$5.71
Diluted earnings per common share	$7.35	$4.86	$11.65	$5.70

Weighted average shares and equivalents
Basic	1,263,320	1,735,651	1,655,532	1,714,257
Diluted	1,265,328	1,738,167	1,657,786	1,717,287

See accompanying Notes to Consolidated Financial Statements

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net earnings	$9,298	$8,448	$19,307	$9,781
Other comprehensive (loss) income:
Net change in unrealized gains and losses on investments	(9)	(226)	(549)	(11,470)
Applicable income taxes	4	82	201	4,352
Reclassification of investment (appreciation) depreciation in net earnings	7	3	62	(54)
Applicable income taxes	(2)	(1)	(21)	18
Reclassification of investment appreciation on contribution to investment partnerships	-	-	-	(29,524)
Applicable income taxes	-	-	-	11,219
Foreign currency translation	(1,888)	(618)	(1,760)	(871)
Other comprehensive income (loss), net	(1,888)	(760)	(2,067)	(26,330)
Total comprehensive income (loss)	$7,410	$7,688	$17,240	$(16,549)

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Nine Months
	2015	2014
	(Unaudited)
Operating activities
Net earnings	$19,307	$9,781
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	18,876	18,837
Provision for deferred income taxes	(1,073)	2,541
Asset impairments and other non-cash expenses	446	3,091
Loss on disposal of assets	1,086	815
Realized investment (gains) losses	62	(29,578)
Investment partnership (gains) losses	(22,710)	9,438
Gain on contributions to investment partnerships	-	-
Distributions from investment partnerships	15,000	8,871
Changes in receivables and inventories	6,021	(5,217)
Changes in other assets	(502)	(1,806)
Changes in accounts payable and accrued expenses	(1,932)	3,382
Net cash provided by operating activities	34,581	20,155
Investing activities
Additions of property and equipment	(8,416)	(30,529)
Proceeds from property and equipment disposals	137	2,122
Acquisitions of businesses, net of cash acquired	-	(40,143)
Purchases of investments	(111,485)	(112,530)
Sales of investments and redemptions of fixed maturity securities	12,157	11,986
Changes in restricted assets	(4)	3,098
Net cash used in investing activities	(107,611)	(165,996)
Financing activities
Proceeds from revolving credit facility	-	4,700
Payments on revolving credit facility	(149)	(10,700)
Borrowings on long-term debt	-	217,800
Principal payments on long-term debt	(1,650)	(105,912)
Deferred financing costs	-	(4,754)
Principal payments on direct financing lease obligations	(4,642)	(5,294)
Proceeds from stock rights offering	-	85,873
Proceeds form exercise of stock options	222	24
Net cash (used in) provided by financing activities	(6,219)	181,737
Effect of exchange rate changes on cash	(3)	(305)
(Decrease) increase in cash and cash equivalents	(79,252)	35,591
Cash and cash equivalents at beginning of year	129,669	85,477
Cash and cash equivalents at end of third quarter	$50,417	$121,068

See accompanying Notes to Consolidated Financial Statements

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2014	$1,071	$391,877	$431,825	$(783)	$(98,439)	$725,551
Net earnings			19,307			19,307
Other comprehensive income, net				(2,067)		(2,067)
Adjustment to treasury stock for holdings in investment partnerships					(255,272)	(255,272)
Exercise of stock options		(24)			246	222
Balance at September 30, 2015	$1,071	$391,853	$451,132	$(2,850)	$(353,465)	$487,741

Balance at December 31, 2013	$899	$269,810	$367,287	$25,805	$(75,916)	$587,885
Net earnings			9,781			9,781
Other comprehensive income, net				(26,330)		(26,330)
Adjustment to treasury stock for holdings in investment partnerships					(18,594)	(18,594)
Issuance of stock for rights offering	172	122,069	(36,368)			85,873
Exercise of stock options		(1)			25	24
Balance at September 30, 2014	$1,071	$391,878	$340,700	$(525)	$(94,485)	$638,639

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINACIAL STATEMENTS (Unaudited)
September 30, 2015
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

Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

Tender Offer
On July 1, 2015, The Lion Fund II, L.P. completed a tender offer for common stock of Biglari Holdings.  The Lion Fund II, L.P. purchased 616,312 shares at a purchase price of $420.00 per share in cash.  As a result of the tender offer, Mr. Biglari beneficially owns approximately 49.5% of the outstanding common stock.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Steak n Shake Inc. (“Steak n Shake”), Western Sizzlin Corporation (“Western”), Maxim Inc. (“Maxim”) and First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”).  Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year
On October 16, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year end, moving from the last Wednesday in September to December 31 of each year. As a result of the change in year end, the third quarter for 2015 includes the period from July 1, 2015 to September 30, 2015.  For comparative purposes, the third quarter for 2014 includes the period from July 1, 2014 to September 30, 2014. The comparative quarter is derived from the books and records of the Company. In the opinion of management, the comparative quarter reflects all adjustments necessary to present the financial position as well as the results of operations in accordance with generally accepted accounting principles (“GAAP”).  After the year-end change, Steak n Shake continues to operate on a 52/53 week year, which ends on the last Wednesday of the calendar year.  For the third quarters of 2015 and 2014, Steak n Shake’s financial information included the period from July 2, 2015 to September 30, 2015, and July 3, 2014 to October 1, 2014, respectively.  For the first nine months of 2015 and 2014, Steak n Shake’s financial information included the period from January 1, 2015 to September 30, 2015, and January 2, 2014 to October 1, 2014 respectively.  There were no significant transactions in the intervening periods.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the effect, if any, on its consolidated financial statements.

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

Note 3. Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. During September 2014, Biglari Holdings completed an offering of transferable subscription rights. The offering was oversubscribed and 344,261 new shares of common stock were issued. The Company received net proceeds of $85,873 from the offering.  Earnings per share for the third quarter and first nine months of 2014 have been retroactively restated to account for the rights offering.

The shares of Company stock attributable to our limited partner interest in The Lion Fund, L.P. and The Lion Fund II, L.P. — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding.  However, these shares are legally outstanding.

Index

Note 3. Earnings Per Share (continued)

On July 1, 2015, The Lion Fund II, L.P. completed a tender offer for common stock of Biglari Holdings by purchasing 616,312 shares at a purchase price of $420.00 per share.  All of the shares purchased in the tender offer remain legally outstanding. 584,179 of the shares purchased were deemed treasury stock on the consolidated balance sheet and not included in the calculation of weighted average common shares outstanding.

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Basic earnings per share:
Weighted average common shares	1,263,320	1,735,651	1,655,532	1,714,257
Diluted earnings per share:
Weighted average common shares	1,263,320	1,735,651	1,655,532	1,714,257
Dilutive effect of stock awards	2,008	2,516	2,254	3,030
Weighted average common and incremental shares	1,265,328	1,738,167	1,657,786	1,717,287

Number of share-based awards excluded from the calculation	-	-	-	-

The Company’s common stock is $0.50 stated value.  The following table presents shares authorized, issued and outstanding.

	September 30, 2015	December 31, 2014
Common stock authorized	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202
Treasury stock held by the Company	(75,511)	(76,616)
Outstanding shares	2,066,691	2,065,586
Proportional ownership of the Company’s common stock in investment partnerships	(805,875)	(197,533)
Net outstanding shares for financial reporting purposes	1,260,816	1,868,053

Note 4. Investments

Investments consisted of the following.

	September 30, 2015	December 31, 2014
Cost	$21,822	$11,056
Gross unrealized gains	10	11
Gross unrealized losses	(753)	(267)
Fair value	$21,079	$10,800

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2014	$776,899	$78,917	$697,982
Investment partnership (losses) gains	(16,313)	(39,023)	22,710
Contributions (net of distributions) to investment partnerships	73,500	-	73,500
Increase in proportionate share of Company stock held	-	255,272	(255,272)
Partnership interest at September 30, 2015	$834,086	$295,166	$538,920

The carrying value of the investment partnerships net of deferred taxes is presented below.

	September 30, 2015	December 31, 2014
Carrying value of investment partnerships	$538,920	$697,982
Deferred tax liability related to investment partnerships	(141,723)	(141,836)
Carrying value of investment partnerships net of deferred taxes	$397,197	$556,146

The Company’s proportionate share of Company stock held by investment partnerships at cost is $332,437 and $77,165 at September 30, 2015 and December 31, 2014, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

During the third quarters of 2015 and 2014, the Company recorded $5,302 and $21,099 of gains, respectively, from investment partnerships. During the first nine months of 2015 and 2014 we recorded $22,710 of gains and $9,438 of losses, respectively, from investment partnerships.  As the general partner of the investment partnerships, Biglari Capital Corp. (“Biglari Capital”) on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits over an annual hurdle rate of 6% above the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year; however, no fees are reallocated until the end of the calendar year. As of September 30, 2015, the Company’s accrued incentive fee for Biglari Capital was $413. No amount was accrued as of September 30, 2014, because the net profits did not exceed the hurdle. Our investments in these partnerships are committed on a rolling 5-year basis.

Index

Note 5.  Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Current and total assets as of September 30, 2015	$176,064	$938,029
Current and total liabilities as of September 30, 2015	$368	$160,168
Revenue for the first nine months ending September 30, 2015	$(14,112)	$(6,634)
Earnings for the first nine months ending September 30, 2015	$(14,199)	$(8,389)
Biglari Holdings’ Ownership Interest	60.9%	93.5%

Current and total assets as of September 30, 2014	$154,561	$548,923
Current and total liabilities as of September 30, 2014	$58	$25
Revenue for the first nine months ending September 30, 2014	$(37,003)	$(10,426)
Earnings for the first nine months ending September 30, 2014	$(37,084)	$(10,454)
Biglari Holdings’ Ownership Interest	61.6%	95.8%

The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Note 6. Property and Equipment

Property and equipment is composed of the following.

	September 30, 2015	December 31, 2014
Land	$161,557	$162,731
Buildings	158,240	159,799
Land and leasehold improvements	161,891	162,887
Equipment	202,776	221,880
Construction in progress	8,533	5,307
	692,997	712,604
Less accumulated depreciation and amortization	(353,012)	(358,729)
Property and equipment, net	$339,985	$353,875

Note 7. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2014	$28,251	$11,913	$40,164
Acquisitions during first nine months 2015	-	-	-
Goodwill at September 30, 2015	$28,251	$11,913	$40,164

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

Index

Note 7. Goodwill and Other Intangibles (continued)

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.  No impairment charges for goodwill were recorded in the first nine months of 2015 or 2014.

Other Intangibles
Other intangibles are composed of the following.

	September 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(2,921)	$2,389	$5,310	$(2,523)	$2,787
Other	810	(657)	153	810	(624)	186
Total	6,120	(3,578)	2,542	6,120	(3,147)	2,973
Intangible assets with indefinite lives:
Trade names	15,876	-	15,876	15,876	-	15,876
Other assets with indefinite lives	3,476	-	3,476	3,907	-	3,907
Total intangible assets	$25,472	$(3,578)	$21,894	$25,903	$(3,147)	$22,756

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for the first nine months of 2015 and 2014 was $431 and $521, respectively.  Total annual amortization expense for each of the next five years will approximate $508.

The Company acquired Maxim and First Guard during the first quarter of 2014.  Portions of the purchase prices were allocated to intangible assets with indefinite lives.

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Net sales	$203,503	$196,823	$601,951	$573,477
Franchise royalties and fees	4,017	3,946	12,093	12,065
Other	828	768	2,671	2,430
	$208,348	$201,537	$616,715	$587,972

Index

Note 9. Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	September 30, 2015	December 31, 2014
Notes payable	$2,200	$2,200
Unamortized original issue discount	(295)	(287)
Obligations under leases	6,151	6,422
Western revolver	831	980
Total current portion of notes payable and other borrowings	$8,887	$9,315

Long-term notes payable and other borrowings
Notes payable	$214,500	$216,150
Unamortized original issue discount	(1,478)	(1,694)
Obligations under leases	92,485	98,139
Total long-term notes payable and other borrowings	$305,507	$312,595

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

The interest rate on the term loan was 4.75% on September 30, 2015.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 are being used by Steak n Shake for working capital and general corporate purposes.  As of September 30, 2015, $216,700 was outstanding under the term loan, and no amount was outstanding under the revolver.

Index

Note 9. Borrowings (continued)

Interest Rate Swap
During 2013, Steak n Shake entered into an interest rate swap for a notional amount of $65,000 which matured on September 30, 2015. During 2011, Steak n Shake entered into an interest rate swap agreement which matures on February 15, 2016. The notional amount of the interest rate swap was $2,000 on September 30, 2015.

The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at September 30, 2015 and December 31, 2014. The fair value was determined to be a Level 3 fair value measurement.

Note 10.  Accumulated Other Comprehensive Income

During the first nine months of 2015 and 2014, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	2015			2014
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(620)	$(163)	$(783)	$295	$25,510	$25,805
Other comprehensive income (loss) before reclassifications	(1,760)	(348)	(2,108)	(871)	(7,118)	(7,989)
Reclassification to (earnings) loss		41	41		(18,341)	(18,341)
Ending Balance	$(2,380)	$(470)	$(2,850)	$(576)	$51	$(525)

During the first nine months of 2015 and 2014, the following reclassifications were made from accumulated other comprehensive income to the consolidated statement of earnings.

Reclassifications from Accumulated Other Comprehensive Income	2015	2014	Affected Line Item in the Consolidated Statement of Earnings
Investment gain	$(62)	$54	Insurance premiums and other
	-	29,524	Investment gains (including contributions)
	(21)	11,237	Income tax expense (benefit)
	$(41)	$18,341	Net of tax

Index

Note 10.  Accumulated Other Comprehensive Income (continued)

During the third quarters of 2015 and 2014, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Third Quarter 2015			Third Quarter 2014
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(492)	$(470)	$(962)	$42	$193	$235
Other comprehensive income (loss) before reclassifications	(1,888)	(5)	(1,893)	(618)	(144)	(762)
Reclassification to (earnings) loss		5	5		2	2
Ending Balance	$(2,380)	$(470)	$(2,850)	$(576)	$51	$(525)

During the third quarters of 2015 and 2014, the following reclassifications were made from accumulated other comprehensive income to the consolidated statement of earnings.

Reclassifications from Accumulated Other Comprehensive Income	Third Quarter 2015	Third Quarter 2014	Affected Line Item in the Consolidated Statement of Earnings
Investment gain	$(7)	$(3)	Insurance premiums and other
	-	-	Investment gains (including contributions)
	(2)	(1)	Income tax expense (benefit)
	$(5)	$(2)	Net of tax

Note 11. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates.  Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax for the third quarter of 2015 was a benefit of $248 compared to an expense of $4,468 for the third quarter of 2014.  Income tax expense for the first nine months of 2015 was $4,739 compared to an income tax expense of $704 in 2014.  The variance in income tax expense between 2015 and 2014 is primarily attributable to tax expense on income from investment partnerships.  Income from the partnerships in 2015 is primarily composed of dividend income that is taxed at significantly lower rates than our statutory tax rates.

As of September 30, 2015 and December 31, 2014, we had approximately $312 and $453, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

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

In 2013 two shareholders of the Company filed derivative actions putatively on behalf of the Company against the members of our Board of Directors in the United States District Courts for the Southern District of Indiana and the Western District of Texas.  The actions were consolidated in the Southern District of Indiana in 2014.  On March 18, 2015, the United States District Court for the Southern District of Indiana granted a motion to dismiss the derivative actions in favor of the Company.  In addition, the Court issued judgment on all counts in favor of the Company and its directors.  The two shareholders have appealed the Court’s decision.

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

Interest rate swaps: Interest rate swaps are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy. Interest rate swaps at September 30, 2015 and December 31, 2014 represent the fair market value for Steak n Shake’s interest rate swaps.

Index

Note 13. Fair Value of Financial Assets and Liabilities (continued)

As of September 30, 2015 and December 31, 2014, the fair values of financial assets and liabilities were as follows.

	September 30, 2015				December 31, 2014

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,281	$-	$-	$2,281	$11,227	$-	$-	$11,227
Equity securities:
Insurance	5,344	-	-	5,344	5,781	-	-	5,781
Bonds	-	18,364	-	18,364	-	7,644	-	7,644
Non-qualified deferred compensation plan investments	2,115	-	-	2,115	1,958	-	-	1,958
Total assets at fair value	$9,740	$18,364	$-	$28,104	$18,966	$7,644	$-	$26,610

Liabilities
Interest rate swaps	$-	$7	$-	$7	$-	$175	$-	$175
Total liabilities at fair value	$-	$7	$-	$7	$-	$175	$-	$175

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

Shared Services Agreement
Connected with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate above the previous high-water mark. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or the renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. under their respective partnership agreements.  The Company provided services for Biglari Capital under the Shared Services Agreement costing an aggregate of $152 and $36 for the third quarters of 2015 and 2014, respectively, and $3,943 and $751 for the first nine months of 2015 and 2014, respectively.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of September 30, 2015, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $834,086.

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits over an annual hurdle rate of 6% above the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year; however, no fees are reallocated until the end of the calendar year. As of September 30, 2015, the Company’s accrued incentive fee for Biglari Capital was $413. No amount was accrued as of September 30, 2014, because the net profits did not exceed the hurdle.

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

Note 15. Business Segment Reporting

Our restaurant operations include Steak n Shake and Western.  As a result of the acquisitions of Maxim and First Guard, the Company reports segment information for these businesses. Other business activities not specifically identified with reportable business segments are presented in other.

Revenue by segment for the third quarters and first nine months of 2015 and 2014 were as follows.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Operating Businesses:
Restaurant Operations:
Steak n Shake	$204,837	$198,157	$606,138	$578,375
Western	3,511	3,380	10,577	9,597
Total Restaurant Operations	208,348	201,537	616,715	587,972
First Guard	4,391	2,834	11,762	5,715
Maxim	5,704	3,742	17,750	9,941
	$218,443	$208,113	$646,227	$603,628

Earnings (losses) before income taxes by segment for the third quarters and first nine months of 2015 and 2014 were as follows.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Operating Businesses:
Restaurant Operations:
Steak n Shake	$10,826	$437	$30,876	$17,197
Western	708	283	1,806	1,436
Total Restaurant Operations	11,534	720	32,682	18,633
First Guard	1,302	626	3,101	1,461
Maxim	(4,211)	(6,969)	(14,270)	(15,981)
Other	108	2,583	255	2,512
Total Operating Businesses	8,733	(3,040)	21,768	6,625
Corporate and Investments:
Corporate	(2,019)	(2,125)	(11,463)	(7,331)
Investment gains (including contributions)	-	-	-	29,524
Investment partnership gains (losses)	5,302	21,099	22,710	(9,438)
Total Corporate and Investments	3,283	18,974	11,247	12,755
Interest expense on notes payable and other borrowings	(2,966)	(3,018)	(8,969)	(8,895)
	$9,050	$12,916	$24,046	$10,485

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands except per share data)

Biglari Holdings Inc. or the “Company”, is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

On October 16, 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year end, moving from the last Wednesday in September to December 31 of each year. As a result of the change in year end, the third quarter for 2015 includes the period from July 1, 2015 to September 30, 2015.  For comparative purposes, the third quarter for 2014 includes the period from July 1, 2014 to September 30, 2014. The comparative quarter is derived from the books and records of the Company. In the opinion of management, the comparative quarter reflects all adjustments necessary to present the financial position as well as the results of operations in accordance with generally accepted accounting principles.  After the year-end change, Steak n Shake continues to operate on a 52/53 week year, which ends on the last Wednesday of the calendar year.  For the third quarters of 2015 and 2014, Steak n Shake’s financial information included the period from July 2, 2015 to September 30, 2015, and July 3, 2014 to October 1, 2014, respectively.  For the first nine months of 2015 and 2014, Steak n Shake’s financial information included the period from January 1, 2015 to September 30, 2015, and January 2, 2014 to October 1, 2014, respectively.  There were no significant transactions in the intervening periods.

On July 1, 2015, The Lion Fund II, L.P. completed a tender offer for common stock of Biglari Holdings.  The Lion Fund II, L.P. purchased 616,312 shares at a purchase price of $420.00 per share in cash.  All of the shares purchased in the tender offer remain legally outstanding. However, 584,179 of the shares purchased were deemed treasury stock on the consolidated balance sheet (based on our proportional ownership) and not included in the calculation of weighted average common shares outstanding for financial reporting purposes only.  As a result of the tender offer, Mr. Biglari beneficially owns approximately 49.5% of the outstanding common stock.

Net earnings attributable to Biglari Holdings shareholders for the third quarter of 2015 and 2014 are disaggregated in the table that follows.  Amounts are recorded after deducting income taxes.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Operating businesses:
Restaurant	$7,189	$(474)	$20,157	$11,538
Insurance	857	413	2,035	964
Media	(2,752)	(4,345)	(9,344)	(9,949)
Other	47	1,653	50	2,256
Total operating businesses	5,341	(2,753)	12,898	4,809
Corporate	(1,194)	(1,339)	(7,577)	(4,619)
Investment gains (including contributions)	-	-	-	18,305
Investment partnership gains (losses)	6,990	14,411	19,547	(3,199)
Interest expense on notes payable and other borrowings	(1,839)	(1,871)	(5,561)	(5,515)
	$9,298	$8,448	$19,307	$9,781

Our restaurant businesses include Steak n Shake and Western.  As of September 30, 2015, Steak n Shake comprised 417 company-operated restaurants and 138 franchised units. Western comprised 4 company-operated restaurants and 66 franchised units.

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

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western comprise 625 company-operated and franchised restaurants as of September 30, 2015.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of December 31, 2013	418	108	3	80	609
Net restaurants opened (closed)	(2)	18	1	(9)	8
Total stores as of September 30, 2014	416	126	4	71	617

Total stores as of December 31, 2014	417	128	4	68	617
Net restaurants opened (closed)	-	10	-	(2)	8
Total stores as of September 30, 2015	417	138	4	66	625

Earnings of our restaurant operations are summarized below.

	Third Quarter				First Nine Months
	2015		2014		2015		2014
Revenue
Net sales	$203,503		$196,823		$601,951		$573,477
Franchise royalties and fees	4,017		3,946		12,093		12,065
Other revenue	828		768		2,671		2,430
Total revenue	208,348		201,537		616,715		587,972

Restaurant cost of sales
Cost of food	59,353	29.2%	60,484	30.7%	176,207	29.3%	171,915	30.0%
Restaurant operating costs	96,498	47.4%	92,660	47.1%	284,710	47.3%	271,299	47.3%
Rent	4,228	2.1%	4,350	2.2%	12,928	2.1%	12,533	2.2%
Total cost of sales	160,079		157,494		473,845		455,747

Selling, general and administrative
General and administrative	16,551	7.9%	19,941	9.9%	49,403	8.0%	52,091	8.9%
Marketing	11,496	5.5%	12,563	6.2%	34,881	5.7%	33,684	5.7%
Other expenses (income)	577	0.3%	1,956	1.0%	741	0.1%	2,455	0.4%
Total selling, general and administrative	28,624	13.7%	34,460	17.1%	85,025	13.8%	88,230	15.0%

Depreciation and amortization	5,874	2.8%	6,427	3.2%	18,041	2.9%	18,075	3.1%

Interest on obligations under leases	2,237		2,436		7,122		7,287

Earnings before income taxes	11,534		720		32,682		18,633

Income tax expense	4,345		1,194		12,525		7,095

Contribution to net earnings	$7,189		$(474)		$20,157		$11,538

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.
General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales during the third quarter and the first nine months of 2015 were $203,503 and $601,951, respectively, representing increases of $6,680 and $28,474, respectively, when compared to the same periods in the prior year.  The increased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales during the third quarter and the first nine months of 2015 increased 3.0% and 4.6%, respectively, whereas customer traffic increased by 1.3% during the third quarter of 2015 and 2.7% during the first nine months of 2015.  The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period. Same-store traffic measures the number of patrons who walk through the same units.

Franchise royalties and fees during 2015 remained comparatively constant as compared to those in 2014 with increases of 1.8% and 0.2% during the third quarter and first nine months of 2015, respectively.  Steak n Shake opened 5 franchise units and closed 3 franchise units during the third quarter of 2015.  The increases in the third quarter and in the first nine months of 2015 are primarily attributable to the opening of new Steak n Shake units in 2015.  The percentage increase during the first nine months was lower than the increase in the third quarter because of the timing of forfeited area development fees, which were realized in the first quarter of 2014.

Cost of food in the third quarter and the first nine months of 2015 was $59,353 or 29.2% of net sales, and $176,207 or 29.3% of net sales, respectively, compared to the third quarter and first nine months in 2014 of $60,484 or 30.7% of net sales, and $171,915 or 30.0% of net sales, respectively.  The decrease as a percent of sales during the third quarter was primarily attributable to lower beef costs.  The decrease as a percent of sales during the first nine months was primarily attributable to lower commodity costs and change in menu mix.

Restaurant operating costs during the third quarter of 2015 were $96,498 or 47.4% of net sales, compared to $92,660 or 47.1% of net sales in 2014.  Restaurant operating costs during the first nine months of 2015 were $284,710 or 47.3% of net sales compared to $271,299 or 47.3% of net sales in 2014.  The increased costs were mainly based on higher sales.  Costs as a percent of sales during the third quarter increased principally due to higher wages and benefits.  Costs as a percent of sales during the first nine months were relatively unchanged at 47.3% of net sales as the increased labor and benefits in the third quarter were offset by operational efficiencies earlier in 2015.

Selling, general and administrative expenses during the third quarter and first nine months of 2015 were $28,624 or 13.7% of total revenues and $85,025 or 13.8% of total revenues, respectively.  The expenses in the third quarter and first nine months of 2014 were $34,460 or 17.1% of total revenues and $88,230 or 15.0% of total revenues, respectively.  General and administrative expenses decreased by $3,390 and $2,688 during the third quarter and first nine months of 2015 compared to the same periods of 2014 primarily due to decreased personnel expenses.   Marketing decreased by $1,067 in the third quarter of 2015 compared to the same period of 2014 primarily due to lower production costs.  The decrease in production costs in the third quarter also offset an increase in marketing expense of $1,197 during the first nine months.  The increase in marketing expense during the first nine months was primarily related to commissions paid for third party gift card sales and the sponsorship of an Indy car.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  Earnings of our insurance business are summarized below.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Premiums written	$4,272	$2,707	$11,411	$5,330

Insurance losses	2,179	1,529	6,183	2,765
Underwriting expenses	918	659	2,437	1,407

Pre-tax underwriting gain	1,175	519	2,791	1,158

Other income
Commissions	86	94	253	205
Investment income	33	33	98	180
Other income (expense)	8	(20)	(41)	(82)
Total other income	127	107	310	303
Earnings before income taxes	1,302	626	3,101	1,461
Income tax expense	445	213	1,066	497
Contribution to net earnings	$857	$413	$2,035	$964

On March 19, 2014, First Guard became a wholly-owned subsidiary of Biglari Holdings; thus, First Guard’s inclusion is from the acquisition date for first quarter 2014.  First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Premiums written during the third quarter of 2015 was $4,272, an increase of $1,565 or 57.8% compared to 2014.  Premiums written during the first nine months of 2015 was $11,411 compared to $5,330 in 2014.

Insurance losses during the third quarter of 2015 were $2,179 compared with $1,529 in 2014.  Insurance losses during the first nine months of 2015 were $6,183 compared to $2,765 in 2014.

Underwriting expenses during the third quarter of 2015 were $918 compared to $659 in 2014.  Underwriting expenses during the first nine months of 2015 were $2,437 compared to $1,407 in 2014.

Underwriting results in the third quarter and first nine months of 2015 of First Guard increased significantly from 2014.  Pre-tax underwriting gain was $1,175 in the third quarter of 2015 compared to $519 in 2014, an increase of 126%.  The increase in pre-tax underwriting gain was mainly based on higher premiums written.  Premiums written in the third quarter of 2015 increased 57.8% over premiums written in the comparable 2014 periods.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Media

Maxim’s business lies principally in media and licensing.  Earnings of our media operations are summarized below.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Revenue	$5,704	$3,742	$17,750	$9,941

Media cost of sales	8,476	7,544	27,077	19,399
General and administrative expenses	1,439	3,167	4,943	6,523
Loss before income taxes	(4,211)	(6,969)	(14,270)	(15,981)
Income tax benefit	(1,459)	(2,624)	(4,926)	(6,032)
Contribution to net earnings	$(2,752)	$(4,345)	$(9,344)	$(9,949)

On February 27, 2014, Maxim became a wholly-owned subsidiary of Biglari Holdings; thus, Maxim’s inclusion is from the acquisition date for first quarter 2014.

We acquired Maxim with the idea of transforming the brand.  We continue to make investments into the brand, many of which are reflected in the reported expenses. We have recruited personnel to rebuild Maxim’s media business, both in print and in digital, as well as to build a licensing business. Although expenses continued to exceed revenues in the third quarter of 2015, management continues to expect the narrowing of the two over time.

Revenue during the third quarter of 2015 was $5,704, an increase of $1,962 over 2014.  Revenue in the third quarter of 2015 increased 52.4% over revenues in the comparable 2014 periods.  Revenue during the first nine months of 2015 was $17,750 compared to $9,941 in 2014.

Media cost of sales during the third quarter of 2015 was $8,476 compared to $7,544 in 2014.  Media cost of sales during the first nine months of 2015 was $27,077 compared to $19,399 in 2014.

General and administrative expenses during the third quarter of 2015 were $1,439 compared to $3,167 in 2014.  General and administrative expenses during the first nine months of 2015 were $4,943 compared to $6,523 in 2014.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Partnership Gains (Losses)

Earnings (losses) from our investments in partnerships are summarized below.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Investment partnership gain (loss)	$5,302	$21,099	$22,710	$(9,438)
Tax expense (benefit)	(1,688)	6,688	3,163	(6,239)
Contribution to net earnings	$6,990	$14,411	$19,547	$(3,199)

The Company recorded after-tax gains from investment partnerships of $6,990 and $14,411 during the third quarters of 2015 and 2014, respectively.  During the first nine months of 2015 the Company recorded after-tax earnings from investment partnerships of $19,547 compared to after-tax losses of $3,199 in 2014.  The volatility of the gains and losses during the various periods is attributable to changes in market values of investments held by the investment partnerships.

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

Interest Expense

The Company’s interest expense is summarized below.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
Interest expense on notes payable and other borrowings	$2,966	$3,018	$8,969	$8,895
Tax benefit	1,127	1,147	3,408	3,380
Interest expense net of tax	$1,839	$1,871	$5,561	$5,515

Interest expense during the third quarter and first nine months of 2015 was $2,966 and $8,969, respectively.  The expense in 2015 remained relatively flat compared to the third quarter and first nine months of 2014 which were $3,018 and $8,895, respectively.  Included in the first nine months of 2014 expense was $1,133 of debt extinguishment expenses related to a refinancing of Steak n Shake’s former credit facility in March 2014.  Steak n Shake’s current credit facility has higher debt balances and interest rates than the former credit facility.  The outstanding balance on September 30, 2015 was $216,700 with a 4.75% interest rate.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate net losses during the third quarter of 2015 of $1,194 remained relatively constant compared to net losses of $1,339 during the third quarter of 2014.  During the first nine months of 2015 and 2014 corporate registered net losses of $7,577 and $4,619, respectively. The increase in net loss during the first nine months of 2015 was primarily attributable to proxy costs and legal expenses.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Tax Expense

Income tax for the third quarter of 2015 was a benefit of $248 compared to an expense of $4,468 for the third quarter of 2014.  Income tax expense for the first nine months of 2015 was $4,739 compared to an income tax expense of $704 in 2014.  The variance in income tax expense between 2015 and 2014 is primarily attributable to tax expense on income from investment partnerships.  Income from the partnerships in 2015 is primarily composed of dividend income that is taxed at significantly lower rates than our statutory tax rates.

Financial Condition

Our balance sheet continues to maintain significant liquidity.  Our consolidated shareholders’ equity on September 30, 2015 was $487,741 compared to $725,551 on December 31, 2014.  The decrease in shareholders’ equity was attributable to an increase in treasury stock.   On July 1, 2015, The Lion Fund II, L.P. completed a tender offer for common stock of Biglari Holdings.  The Lion Fund II, L.P. purchased 616,312 shares at a purchase price of $420.00 per share in cash.  All of the shares purchased in the tender offer remain legally outstanding. However, 584,179 of the shares purchased were deemed treasury stock on the consolidated balance sheet (based on our proportional ownership) resulting in an additional $245,355 of treasury stock on the consolidated balance sheet.

Consolidated cash and investments are summarized below.

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$50,417	$129,669
Investments	21,079	10,800
Fair value of interest in investment partnerships	834,086	776,899
Total cash and investments	905,582	917,368
Less portion of Company stock held by investment partnerships	(295,166)	(78,917)
Carrying value of cash and investments on balance sheet	$610,416	$838,451

Liquidity
Cash provided by operating activities during the first nine months of 2015 was $34,581 compared to $20,155 during 2014.  The $14,426 increase of cash provided by operating activities was primarily attributable to an increase in cash from investment partnerships during 2015 of $6,129 compared to 2014 and an increase in cash from working capital during 2015 of $7,228 compared to 2014.  The investment partnerships received higher dividends during the third quarter of 2015 and distributed a portion of the dividends to Biglari Holdings.  The increase in cash from changes in working capital was primarily due to the collection of receivables for gift cards sold by third parties and recoveries of value added taxes in 2015.

Net cash used in investing activities during the first nine months of 2015 of $107,611 was primarily because of investments in investment partnerships of $88,500, purchases of bonds (net of maturities) of $10,828 and capital expenditures of $8,416.  Net cash used in investing activities of $165,996 during the first nine months of 2014 primarily consisted of acquisitions of businesses of $40,143, investments in partnerships of $100,000 and capital expenditures of $30,529.

Net cash used in financing activities was $6,219 during the first nine months of 2015 as compared to net cash provided by financing activities of $181,737 during 2014. During 2015 we incurred payments on long-term debt and lease obligations of $6,292.  During 2014 we generated cash from financing activities of $181,737 which primarily resulted from an increase in Steak n Shake borrowings as a result of a debt refinancing during that period.  Of the total net proceeds, $50,000 was used to pay a cash dividend to Biglari Holdings and the remaining loan proceeds are being used by Steak n Shake for working capital and general corporate purposes.  Also during 2014 we received proceeds from an equity offering of $85,873.

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

As of September 30, 2015, the interest rate on the term loan was 4.75%.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio.

Both the term loan and the revolver have been secured by first priority security interests on substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 are being used by Steak n Shake for working capital and general corporate purposes.  At September 30, 2015 $216,700 was outstanding under the term loan, and no amount is outstanding under the revolver.

Steak n Shake had $10,188 in standby letters of credit outstanding as of September 30, 2015 and December 31, 2014.

Western Revolver
As of September 30, 2015, Western has $831 due June 13, 2016.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $85,516 along with a corresponding change in shareholders’ equity of approximately 7%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At September 30, 2015, a hypothetical 100 basis point increase in short-term interest rates would not have a significant impact on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first nine months of 2015 and 2014.

ITEM 4.	Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II OTHER INFORMATION

ITEM 1A.	RISK FACTORS
An investment in the common stock of any company involves a degree of risk. Investors should consider carefully the risks and uncertainties described in the Company’s transition report on Form 10−K filed with the SEC, as well as the risks subsequently disclosed in our reports filed with the SEC, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm the Company’s business, financial condition, and results of operations. The occurrence of risk factors could harm the Company’s business, financial condition, and results of operations. The trading price of the Company’s common stock could decline due to any of these risks and uncertainties, and stockholders may lose part or all of their investment.

There have been no material changes in the risk factors described in the Company’s transition report on form 10-K for the period September 25, 2014 to December 31, 2014 or otherwise subsequently disclosed in our reports filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the purchases made during the quarter ended September 30, 2015 by an affiliated purchaser of shares of the Company’s common stock registered pursuant to Section 12 of the Exchange Act.  On July 1, 2015, The Lion Fund II, L.P. completed a tender offer for common stock of Biglari Holdings.  The Lion Fund II, L.P. purchased 616,312 shares at a purchase price of $420.00 per share in cash.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

July 1, 2015 – July 31, 2015	616,312	$420.00	616,312	-
August 1, 2015 – August 31, 2015	-	$-	-	-
September 1, 2015 – September 30, 2015	-	$-	-	-
Total	616,312		616,312	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files.
_________________
*	Furnished herewith.

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

Date: November 6, 2015

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller