Form 10-K
period 2015-12-31
BIGLARI HOLDINGS INC.
filed 2016-02-22
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $686,120,384.

As of February 15, 2016, 2,066,864 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

In 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from a 52 or 53 week fiscal year ending on the last Wednesday in September to a calendar year ending on December 31 of each year. This form 10-K includes an audited statement of earnings, statement of comprehensive income, statement of cash flows and statement of changes in shareholders’ equity for the year ended December 31, 2015, transition period for September 25, 2014 to December 31, 2014 (the “2014 transition period”) and fiscal years ended September 24, 2014 and September 25, 2013, and an audited balance sheet as of December 31, 2015 and 2014. Fiscal years 2014 and 2013 each contained 52 weeks. For comparative purposes, an unaudited statement of earnings, statement of comprehensive income and statement of cash flows have been included for September 26, 2013 to December 31, 2013 (the “2013 transition period”).  The comparative transition period has not been audited and is derived from the books and records of the Company. In the opinion of management, the comparative transition period reflects all adjustments necessary to present the financial position and results of operations of the Company in accordance with generally accepted accounting principles.

The Lion Fund II, L.P., a private investment partnership of which Mr. Biglari controls the general partner, purchased 24,000 shares of Biglari Holdings common stock from January 4, 2016 through February 3, 2016. As a result of these purchases, Mr. Biglari’s beneficial ownership of the outstanding common stock is approximately 50.6%.

Restaurant Operations
The Company’s restaurant operations’ activities are conducted through two restaurant concepts operated by subsidiaries Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”). As of December 31, 2015, Steak n Shake operated 417 company-operated restaurants and 144 franchised units. Western operated 4 company-operated restaurants and 66 franchised units.

Steak n Shake is engaged in the ownership, operation, and franchising of Steak n Shake restaurants. Founded in 1934 in Normal, Illinois, Steak n Shake is a classic American brand serving premium burgers and milkshakes. Steak n Shake is headquartered in Indianapolis, Indiana.

Western is engaged primarily in the franchising of restaurants.  Founded in 1962 in Augusta, Georgia, Western offers signature steak dishes as well as other classic American menu items. Western also operates other concepts, Great American Steak & Buffet, and Wood Grill Buffet consisting of hot and cold food buffet style dining. Western is headquartered in Roanoke, Virginia.

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

International
We have a corporate office in Monaco to support expansion of Steak n Shake in the Middle East and Europe. We have developed an international organization with personnel in various functions to support international efforts. As of December 31, 2015 we have two company-operated locations in Europe to promote the Steak n Shake brand to prospective franchisees. Similar to our domestic franchise agreements, a typical international franchise development agreement provides the vehicle for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant.  As of December 31, 2015 Steak n Shake operated eight franchise units in Europe and the Middle East.

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

Government regulations
The Company is subject to various global, federal, state and local laws affecting its restaurant operations.  Each of the restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located.  In addition, each restaurant must comply with various laws that regulate the franchisor/franchisee relationship, employment and pay practices and child labor laws. To date, none of the Company’s restaurant operations have been materially adversely affected by such laws or been affected by any difficulty, delay or failure to obtain required licenses or approvals.

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

Investments
The Company and its subsidiaries have invested in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “the investment partnerships”).  The investment partnerships operate as private investment funds.  As of December 31, 2015, the fair value of the investments was $734.7 million.  These investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements.

Employees
The Company employs 22,958 persons.

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
Our success depends on the services of Sardar Biglari, Chairman and Chief Executive Officer. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. If for any reason the services of Mr. Biglari were to become unavailable, a material adverse effect on our business could occur. At that time, the Company may owe significant amounts of money to Mr. Biglari pursuant to the terms of a license agreement.  Taken as a whole, the liabilities imposed by the license agreement connected to the loss of Mr. Biglari may materially impact the Company in an adverse manner.

Sardar Biglari, our Chairman and CEO, exercises over 50% of the voting power of our outstanding shares of common stock, enabling Mr. Biglari to exert control over matters requiring shareholder approval.
Sardar Biglari, Chairman and CEO, beneficially owns over 50% of our outstanding shares of common stock. Mr. Biglari thus has the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors.  In addition, Mr. Biglari has the ability to control the management and affairs of the Company.  This control position may conflict with the interests of some or all of the Company’s other shareholders.

We may elect to be a controlled company.
Because Mr. Biglari beneficially owns more than 50% of the Company’s outstanding voting stock, we are considered a “controlled company” pursuant to New York Stock Exchange rules. As a result, while we have not done so, we may elect not to comply with the following corporate governance requirements of the New York Stock Exchange: (i) majority of independent directors, (ii) fully independent nominating committee and (iii) fully independent compensation committee.

Our historical growth rate is not indicative of our future growth.
When evaluating our historical growth and prospects for future growth, it is important to consider that while our business philosophy has remained constant our mix of business has changed and will continue to change. Our dynamic business model makes it difficult to assess our prospects for future growth.  Restrictions on our access to capital described further below may also adversely affect our ability to execute our plans for future growth.

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

Certain agreements with our Chairman and CEO may have an adverse effect on our financial position.
We have entered into a license agreement with Sardar Biglari, Chairman and Chief Executive Officer, under which Mr. Biglari has granted the Company an exclusive license to use his name when connected to the provision of certain products and services, as well as a sublicense agreement with Steak n Shake that, inter alia, grants Steak n Shake the right to use the trademark “Steak n Shake by Biglari.” In the event of a change of control of the Company or Mr. Biglari’s termination without cause or resignation following specified occurrences, including (1) his removal as Chairman of the Board or Chief Executive Officer or (2) his no longer maintaining sole capital allocation authority, Mr. Biglari would be entitled to receive revenue-based royalty payments related to the usage of his name under the terms of the license agreement for a defined period of no less than five years. Revenue-based royalties derived from Steak n Shake’s restaurants (including Company operated and franchised locations), products and brands would be included in calculating these royalty payments, which would thus represent significant liability for the Company. A change of control would also enable franchisees to terminate their franchise agreement with us. In addition, we have an incentive agreement with Mr. Biglari, in which he is entitled to receive performance-based annual incentive payments contingent on the growth of the Company’s adjusted book value in each fiscal year. In the event of a change in control or Mr. Biglari’s termination without cause or resignation following specified occurrences, including (1) his removal as Chairman of the Board or Chief Executive Officer or (2) his no longer maintaining sole capital allocation authority, Mr. Biglari would receive specified payments thereunder. The combination of these provisions along with others referenced (e.g., contracts cancellable if Mr. Biglari is no longer Chairman and Chief Executive Officer) all together could discourage a third party from pursuing a change of control transaction involving us.

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
Property damage caused by casualties and natural disasters, instances of inclement weather, flooding, hurricanes, fire, and other acts of nature can adversely impact sales in several ways. Many of Steak n Shake’s and Western’s restaurants are located in the Midwest and Southeast portions of the United States. During the first and fourth quarters, restaurants in the Midwest may face harsh winter weather conditions. During the third and fourth quarters, restaurants in the Southeast may experience hurricanes or tropical storms. Our sales and operating results may be negatively affected by these harsh weather conditions, which could make it more difficult for guests to visit our restaurants, necessitate the closure of restaurants for a period of time or costly repairs due to physical damage, or lead to a shortage of employees resulting from unsafe road conditions or an evacuation of the general population.

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
Our insurance business purchases reinsurance to help manage its exposure to risk. Under these ceded reinsurance arrangements, another insurer assumes a specified portion of our exposure in exchange for a specified portion of policy premiums. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Thus, any decrease in the amount of this reinsurance will increase the risk of loss.  If our insurance business is unable to obtain sufficient reinsurance at a cost it deems acceptable, it may be unwilling to bear the increased risk and may reduce the level of its underwriting commitments.

Ceded reinsurance does not discharge our insurance business' direct obligations under the policies it writes. Our insurance business remains liable to policyholders even if it is unable to obtain recoveries under which it believes it is entitled to receive under the reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Restaurant Properties
As of December 31, 2015, restaurant operations included 631 company-operated and franchised locations. Restaurant operations own the land and building for 154 restaurants.  The following table lists the locations of the restaurants, as of December 31, 2015.

	Steak n Shake		Western Sizzlin

	Company- operated	Franchised	Company-operated	Franchised	Total
Domestic:
Alabama	2	7	—	6	15
Arizona	1	—	—	—	1
Arkansas	—	2	—	16	18
California	1	2	—	2	5
Colorado	2	2	—	—	4
Florida	80	3	—	—	83
Georgia	23	17	—	7	47
Illinois	63	7	—	—	70
Indiana	68	3	—	—	71
Iowa	3	—	—	—	3
Kansas	—	6	—	—	6
Kentucky	14	4	—	—	18
Louisiana	—	1	—	1	2
Maryland	—	1	—	2	3
Michigan	19	—	—	—	19
Mississippi	—	2	—	2	4
Missouri	39	24	—	1	64
Montana	—	1	—	—	1
Nevada	—	2	—	—	2
New Jersey	—	1	—	—	1
New York	1	—	—	—	1
North Carolina	6	7	—	8	21
Ohio	63	—	—	1	64
Oklahoma	—	5	—	9	14
Pennsylvania	6	4	—	—	10
South Carolina	1	5	—	3	9
Tennessee	9	11	—	4	24
Texas	14	10	—	—	24
Utah	—	1	—	—	1
Virginia	—	6	3	4	13
West Virginia	—	2	1	—	3
International:
France	1	1	—	—	2
Kuwait	—	2	—	—	2
Italy	—	2	—	—	2
Saudi Arabia	—	1	—	—	1
Spain	1	2	—	—	3
Total	417	144	4	66	631

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

The two shareholders appealed the Southern District of Indiana Court’s March 18, 2015 decision. On February 17, 2016, the United States Court of Appeals for the Seventh Circuit affirmed the decision of the district court dismissing, in their entirety, all claims made against the Company and its Board of Directors.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Rights Offering
On September 12, 2014 and September 16, 2013, Biglari Holdings completed offerings of transferable subscription rights, distributing one transferable subscription right (“Rights”) for each share of its common stock to shareholders.  Every five Rights entitled a shareholder to subscribe for one share of common stock at a price of $250.00 and $265.00, respectively.  Shareholders on the record date who fully exercised the Rights distributed to them were also entitled to subscribe for and purchase additional shares of common stock not purchased by other Rights holders through their basic subscription privileges.  The offerings were oversubscribed and 344,261 and 286,767 new shares of common stock were issued, respectively.  The Company received net proceeds of $85.9 million and $75.6 million from the offerings, respectively.  Including the issuance of the newly subscribed shares the Company had 2,066,691 shares outstanding as of December 31, 2015.

Market Information
Biglari Holdings’ common stock is listed for trading on the New York Stock Exchange (the “NYSE”), trading symbol:  BH. The following table sets forth the high and low sales prices per share, as reported on the NYSE List and adjusted for the 2014 and 2013 offerings of Rights during the periods indicated:

	2015
	High	Low
First Quarter	$440.00	$394.87
Second Quarter	425.79	344.99
Third Quarter	448.00	364.94
Fourth Quarter	385.96	325.82

	2014
	High	Low
Transition Period	$399.51	$320.95

	Fiscal Year 2014
	High	Low
First quarter	$460.28	$381.26
Second quarter	482.14	384.05
Third quarter	430.82	378.03
Fourth quarter	415.97	338.88

Shareholders
Biglari Holdings had 6,522 beneficial shareholders of its common stock at February 12, 2016.

Dividends
Biglari Holdings has not declared a cash dividend during 2015, the 2014 transition periods, or during fiscal years 2014 or 2013.

Performance Graph
The graph below matches Biglari Holdings Inc.'s cumulative 5-year total shareholder return on its common stock with the cumulative total returns of the S&P 500 Index and the S&P Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from September 30, 2010 to December 31, 2015.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The “Equity Compensation Plan Information” required by Item 201(d) of Regulation S-K will be contained in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed on or before April 29, 2016, and such information is incorporated herein by reference.

Item 6.    Selected Financial Data

(dollars in thousands except per share data)

		Transition Period
	2015	2014	2013
Revenue:
Total revenues	$861,452	$224,450	$204,442

Earnings:
Net (loss) earnings attributable to Biglari Holdings Inc.	$(15,843)	$91,050	$18,949
Basic (loss) earnings per share attributable to Biglari Holdings Inc. (1)	$(10.18)	$48.49	$11.05
Diluted (loss) earnings per share attributable to Biglari Holdings Inc. (1)	$(10.18)	$48.45	$11.03

Year-end data:
Total assets	$1,003,918	$1,314,791	$1,010,356
Long-term notes payable and other borrowings	298,950	312,595	199,601
Biglari Holdings Inc. shareholders’ equity	$451,372	$725,551	$587,885

(1)
Earnings per share of common stock is based on the weighted average number of shares outstanding during the period.  For financial reporting purposes and for purposes of computing the weighted average common shares outstanding, the shares of Company stock attributable to the unrelated limited partners of the investment partnerships - based on their proportional ownership during the period - are considered outstanding shares.

	52 Weeks Ended

	Fiscal 2014(2)(4)	Fiscal 2013(2)(4)	Fiscal 2012(2)(3)	Fiscal 2011(2)(3)

Revenue:
Total revenues	$793,811	$755,822	$740,207	$709,200

Earnings:
Net earnings attributable to Biglari Holdings Inc.	$28,804	$140,271	$21,593	$34,565
Basic earnings per share attributable to Biglari Holdings Inc. (1)	$16.85	$90.89	$13.92	$22.35
Diluted earnings per share attributable to Biglari Holdings Inc. (1)	$16.82	$90.69	$13.88	$22.23

Year-end data:
Total assets	$1,174,732	$988,543	$773,787	$672,860
Long-term notes payable and other borrowings	315,196	216,747	230,603	217,483
Biglari Holdings Inc. shareholders’ equity	$638,717	$564,589	$349,125	$279,678

(1)
Earnings per share of common stock is based on the weighted average number of shares outstanding during the year.  In fiscal year 2014 and 2013 the Company completed rights offerings in which 344,261 and 286,767 new shares of common stock were issued, respectively.  The theoretical earnings per share have been retroactively restated for all years to give effect to the rights offerings.

(2)	Fiscal years 2014, 2013, 2012, and 2011 ended on September 24, 2014, September 25, 2013, September 26, 2012, and September 28, 2011, respectively.
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

(4)
For financial reporting purposes and for purposes of computing the weighted average common shares outstanding, the shares of Company stock attributable to the unrelated limited partners of the investment partnerships - based on their proportional ownership during the period - are considered outstanding shares.

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

We are comparing calendar year 2015 to calendar 2014, the 2014 transition period to the 2013 transition period, and fiscal year 2014 to fiscal year 2013.   Calendar year 2014 and the 2013 transition period are unaudited.  Calendar year 2014 is not included in the consolidated financial statements, but is included herein for comparison purposes to calendar year 2015.

Net earnings attributable to Biglari Holdings shareholders are disaggregated in the table that follows.  Amounts are recorded after deducting income taxes.

			Transition Period		Fiscal Year
	2015	2014	2014	2013	2014	2013
Operating businesses:
Restaurant	$26,985	$18,285	$6,857	$6,537	$17,965	$21,361
Insurance	2,313	1,559	595	-	964	-
Media	(11,459)	(13,404)	(3,455)	-	(9,949)	-
Other	197	1,068	(58)	(27)	1,099	5,382
Total operating businesses	18,036	7,508	3,939	6,510	10,079	26,743
Corporate	(8,309)	(5,502)	(2,051)	(2,060)	(5,511)	(12,515)
Investment gains	-	18,305	-	-	18,305	115,568
Investment partnership gains (losses)	(18,168)	87,991	91,191	15,516	12,316	14,537
Interest expense on notes payable	(7,402)	(7,397)	(2,029)	(1,017)	(6,385)	(4,062)
	$(15,843)	$100,905	$91,050	$18,949	$28,804	$140,271

The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors set forth above.

Restaurants

Our restaurant businesses, which include Steak n Shake and Western, comprise 631 company-operated and franchised restaurants as of December 31, 2015.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of September 25, 2013	415	104	4	82	605
Net restaurants opened (closed)	1	20	-	(11)	10
Total stores as of September 24, 2014	416	124	4	71	615
Net restaurants opened (closed)	1	4	-	(3)	2
Total stores as of December 31, 2014	417	128	4	68	617
Net restaurants opened (closed)	-	16	-	(2)	14
Total stores as of December 31, 2015	417	144	4	66	631

The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.  Same-store traffic measures the number of patrons who walk through the same units.

Restaurant operations 2015 compared to 2014

Restaurant operations for 2015 and 2014 are summarized below.

	2015		2014
Revenue
Net sales	$799,660		$769,738
Franchise royalties and fees	16,428		15,931
Other revenue	3,650		3,692
Total revenue	819,738		789,361

Restaurant cost of sales
Cost of food	232,271	29.0%	232,224	30.2%
Restaurant operating costs	379,632	47.5%	363,669	47.2%
Rent	17,384	2.2%	17,048	2.2%
Total cost of sales	629,287		612,941

Selling, general and administrative
General and administrative	62,055	7.6%	65,022	8.2%
Marketing	46,050	5.6%	42,361	5.4%
Other expenses	7,590	0.9%	6,226	0.8%
Total selling, general and administrative	115,695	14.1%	113,609	14.4%

Depreciation and amortization	23,736	2.9%	24,091	3.1%

Interest on obligations under leases	9,422		9,685

Earnings before income taxes	41,598		29,035

Income tax expense	14,613		10,750

Net earnings	$26,985		$18,285

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.
General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Net sales during 2015 were $799,660 representing an increase of $29,922 when compared to 2014. The increased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales during 2015 increased 3.6% whereas customer traffic increased by 1.8% during 2015.

Franchise royalties and fees increased 3.1% in 2015 as compared to those in 2014.  Steak n Shake opened 22 franchise units and closed six franchise units during 2015.  The increases in 2015 are primarily attributable to the opening of new Steak n Shake units.  The percentage increase over 2014 was offset by forfeited area development fees realized in the first quarter of 2014.

Cost of food in 2015 was $232,271 or 29.0% of net sales, compared to $232,224 or 30.2% of net sales in 2014.  The decrease as a percent of sales during 2015 was primarily attributable to lower beef costs and change in menu mix.

Restaurant operating costs during 2015 were $379,632 or 47.5% of net sales, compared to $363,669 or 47.2% of net sales in 2014.  The increased costs were mainly based on higher sales.  Costs as a percent of sales increased principally due to higher wages and benefits.  Costs as a percent of sales during 2015 remained relatively constant compared to 2014.

Selling, general and administrative expenses during 2015 were $115,695 or 14.1% of total revenues.  General and administrative expenses decreased by $2,967 during 2015 primarily due to decreased personnel expenses.   Marketing increased by $3,689 in 2015 compared to 2014 primarily related to commissions paid for third party gift card sales.

Interest on obligations under leases was $9,422 during 2015, versus $9,685 during 2014.  The total obligations under leases outstanding at December 31, 2015 were $95,965, compared to $104,561 at December 31, 2014.

Restaurant operations 2014 transition period compared to 2013 transition period

Earnings of our restaurant operations for the transition periods are summarized below.

	Transition Period
	2014		2013
Revenue
Net sales	$210,256		$200,407
Franchise royalties and fees	4,076		3,177
Other revenue	1,316		858
Total revenue	215,648		204,442

Restaurant cost of sales
Cost of food	64,614	30.7%	58,826	29.4%
Restaurant operating costs	98,939	47.1%	94,268	47.0%
Rent	4,554	2.2%	4,579	2.3%
Total cost of sales	168,107		157,673

Selling, general and administrative
General and administrative	16,570	7.7%	16,420	8.0%
Marketing	9,844	4.6%	10,807	5.3%
Other expenses	1,523	0.7%	706	0.3%
Total selling, general and administrative	27,937	13.0%	27,933	13.7%

Depreciation and amortization	6,461	3.0%	6,434	3.1%

Interest on obligations under leases	2,577		2,612

Earnings before income taxes	10,566		9,790

Income tax expense	3,709		3,253

Net earnings	$6,857		$6,537

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

Cost of food in the 2014 transition period was $64,614 or 30.7% of net sales, compared to $58,826 or 29.4% of net sales in the 2013 transition period.  The increase in costs as a percentage of net sales was primarily attributable to higher beef costs during the 2014 transition period.

Restaurant operating costs were $98,939 or 47.1% of net sales compared to $94,268 or 47.0% in the 2013 transition period.  The increased costs were mainly based on higher sales.

Selling, general and administrative expense of $27,937 or 13.0% of total revenues in the 2014 transition period remained relatively flat compared to $27,933 or 13.7% of total revenues in the 2013 transition period.

Interest on obligations under leases was $2,577 during the 2014 transition period, versus $2,612 during the 2013 transition period.  The total obligations under leases outstanding at December 31, 2014 were $104,561.

Restaurant operations fiscal year 2014 compared to fiscal year 2013

Earnings of our restaurant operations for fiscal years 2014 and 2013 are summarized below.

	Fiscal Year
	2014		2013
Revenue
Net sales	$759,889		$736,968
Franchise royalties and fees	15,032		11,741
Other revenue	3,234		3,210
Total revenue	778,155		751,919

Restaurant cost of sales
Cost of food	226,436	29.8%	218,199	29.6%
Restaurant operating costs	358,998	47.2%	348,654	47.3%
Rent	17,073	2.2%	16,150	2.2%
Total cost of sales	602,507		583,003

Selling, general and administrative
General and administrative	64,872	8.3%	56,485	7.5%
Marketing	43,324	5.6%	44,375	5.9%
Other expenses	5,409	0.7%	4,458	0.6%
Total selling, general and administrative	113,605		105,318

Depreciation and amortization	24,064	3.1%	24,882	3.3%

Interest on obligations under leases	9,720		9,829

Earnings before income taxes	28,259		28,887

Income tax expense	10,294		7,526

Net earnings	$17,965		$21,361

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

Rent expense attributable to restaurant operations remained consistent at 2.2% of net sales, compared to those of the prior year.

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

Marketing expense was $43,324 or 5.6% of total revenues in 2014, versus $44,375 or 5.9% of total revenues in 2013.

Depreciation and amortization expense was $24,064 or 3.1% of total revenues in 2014, versus $24,882 or 3.3% of total revenues in 2013.

Interest on obligations under leases was $9,720 during 2014, versus $9,829 during 2013.  Steak n Shake’s total obligations under leases have decreased as the leases mature.  The total obligations under leases outstanding at the end of 2014 and 2013 were $106,189 and $112,486, respectively.

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  Earnings of our insurance business are summarized below.

	2015	2014
Premiums written	$16,719	$8,719
Insurance losses	10,454	4,709
Underwriting expenses	2,908	2,213

Pre-tax underwriting gain	3,357	1,797
Other income and expenses
Commissions	360	343
Investment income	153	227
Other expenses	(341)	-
Total other income	172	570
Earnings before income taxes	3,529	2,367
Income tax expense	1,216	808
Contribution to net earnings	$2,313	$1,559

On March 19, 2014, First Guard became a wholly-owned subsidiary of Biglari Holdings; thus, First Guard’s inclusion is from the acquisition date in the first quarter of 2014.  First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Premiums written during 2015 was $16,719, an increase of $8,000 compared to 2014. On September 1, 2014 and 2015, we substantially reduced insurance premiums ceded to our reinsurer through quota-share contracts.

Pre-tax underwriting gain was $3,357 in 2015 compared to $1,797 in 2014, an increase of 86.8%.  The increase in pre-tax underwriting gain was mainly based on higher net premiums written.

Media

Maxim’s business lies principally in media and licensing.  Earnings of our media operations are summarized below.

	2015	2014
Revenue	$24,482	$15,169

Media cost of sales	35,614	28,660
Selling, general and administrative expenses	6,677	7,626
Depreciation and amortization	296	362
Loss before income taxes	(18,105)	(21,479)
Income tax benefit	(6,646)	(8,075)
Contribution to net earnings	$(11,459)	$(13,404)

On February 27, 2014, we acquired the assets of Maxim; thus, Maxim’s inclusion is from the acquisition date in the first quarter of 2014.

We acquired Maxim with the idea of transforming the brand.  We continue to make investments into the brand, many of which are reflected in the reported expenses. We have been rebuilding Maxim’s media business, both in print and in digital, as well as developing a licensing business. We have been making adjustments in operations to reduce dramatically the high fixed costs inherent in the media business. The magazine developed the Maxim brand, a franchise we are utilizing to build cash-generating businesses, namely licensing royalties related to consumer products, services, and events.

We have taken the risk on the belief that the probability for gain in value more than justifies the risk of loss.

Investment Gains

Earnings from our investments are summarized below.

			Transition Period		Fiscal Year
	2015	2014	2014	2013	2014	2013
Gain on contributions to partnerships	$-	$29,524	$-	$-	$29,524	$182,746
Gain on sale of Biglari Capital Corp.	-	-	-	-	-	1,597
Realized investment gains	-	-	-	-	-	1
Other than temporary impairment	-	-	-	-	-	(570)
Total gain before tax expense	-	29,524	-	-	29,524	183,774
Tax expense	-	11,219	-	-	11,219	68,206
Contribution to net earnings	$-	$18,305	$-	$-	$18,305	$115,568

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

Biglari Holdings recognized non-cash pre-tax gains of $29,524 ($18,305 net of tax) during 2014 and $182,746 ($114,931 net of tax) during fiscal year 2013 on the contribution of securities to investment partnerships. Biglari Holdings’ management does not regard the gains that were recorded, as required by generally accepted accounting principles, as meaningful. The gains recognized for financial reporting purposes are deferred for income tax purposes. These transactions essentially had no effect on our consolidated shareholders’ equity because the gains included in earnings were accompanied by a corresponding reduction of unrealized investment gains included in accumulated other comprehensive income.

Investment Partnership Gains (Losses)

Earnings from our investments in partnerships are summarized below.

			Transition Period		Fiscal Year
	2015	2014	2014	2013	2014	2013
Investment partnership gains (losses)	$(39,356)	$135,264	$144,702	$23,493	$14,055	$20,068
Gains from consolidated affiliated partnerships	-	-	-	-	-	3,903
Earnings attributable to noncontrolling interests	-	-	-	-	-	(1,901)
Total partnership gains before tax expense	(39,356)	135,264	144,702	23,493	14,055	22,070
Tax (benefit) expense	(21,188)	47,273	53,511	7,977	1,739	7,533
Contribution to net earnings	$(18,168)	$87,991	$91,191	$15,516	$12,316	$14,537

The investment partnerships concentrate investments, which expose them to more market price fluctuations than might be the case were investments more diversified.

The investment partnerships hold the Company’s common stock as investments.  The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding.  Gains and losses on Company common stock included in the earnings of the partnerships are eliminated.

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

Interest Expense

The Company’s interest expense is summarized below.

			Transition Period		Fiscal Year
	2015	2014	2014	2013	2014	2013
Interest expense on notes payable	$(11,939)	$(10,797)	$(3,272)	$(1,641)	$(9,166)	$(6,551)
Loss on debt extinguishment	-	(1,133)	-	-	(1,133)	-
Total interest expense	(11,939)	(11,930)	(3,272)	(1,641)	(10,299)	(6,551)
Tax expense (benefit)	(4,537)	(4,533)	(1,243)	(624)	(3,914)	(2,489)
Contribution to net earnings	$(7,402)	$(7,397)	$(2,029)	$(1,017)	$(6,385)	$(4,062)

Interest expense during 2015 was $11,939 compared to $10,797 during 2014. The outstanding balance on Steak n Shake’s credit facility on December 31, 2015 was $212,375 compared to $218,350 on December 31, 2014.  The decrease in the outstanding balance was primarily due to debt payments of $4,325 in December 2015.  Steak n Shake entered into a new credit facility on March 19, 2014, which increased the outstanding balance by $107,850.  The interest rate was 4.75% on December 31, 2015 and December 31, 2014.

Interest expense increased from $1,641 in the 2013 transition period to $3,272 in the 2014 transition period due to higher balances and interest during the 2014 transition period.

Interest expense increased from $6,551 in fiscal year 2013 to $9,166 during fiscal year 2014.  These increases primarily pertained to higher balances and interest on Steak n Shake’s current credit facility, entered into on March 19, 2014, compared to Steak n Shake’s former credit facility.  The outstanding balance on September 24, 2014 was $219,450 with a 4.75% interest rate, as compared to $120,250 with a 3.94% interest rate on September 25, 2013.

The loss on extinguishment of debt for 2014 of $1,133 related to the write-off of deferred loan costs associated with Steak n Shake’s then outstanding credit facilities.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies.  Corporate net losses during 2015 were $8,309 versus net losses of $5,502 during 2014.  The increase in net losses during 2015 was primarily attributable to proxy costs and legal expenses.

Corporate net losses during the 2014 transition period were $2,051 versus net losses of $2,060 during the 2013 transition period.

Corporate net losses during fiscal year 2014 were $5,511 versus a net loss of $12,515 during fiscal year 2013.  The after-tax loss decreased in 2014 as compared to 2013 primarily because of a decrease in incentive compensation.

Income Tax Expense

Consolidated income tax was a benefit of $21,588 or 57.7% of pretax income in 2015 versus an expense of $55,312 or 35.4% in 2014.  The tax benefit recorded during 2015 included a deferred tax benefit of $26,476, primarily due to non-cash, pretax losses from investment partnerships.  The tax expense recorded during 2014 included a deferred tax expense of $55,450, primarily due to non-cash, pretax gains from investment partnerships.

Consolidated income tax expense was 37.5% of pretax income in the 2014 transition period, versus 33.3% in the 2013 transition period.  The increase in the Company’s tax rate in the 2014 transition period as compared to the 2013 transition period was primarily attributable to increased income from investment partnerships.

Consolidated income tax expense was 26.2% of pretax income during 2014, versus 34.3% in 2013.  The decrease in the Company’s tax rate in 2014 as compared to 2013 was primarily attributable to reduced contributions of securities to investment partnerships.  The Company recognized gains of $29,524 during 2014 and $182,746 during 2013 on the contribution of securities to investment partnerships. In 2014 and 2013, gains on contributions to investment partnerships were taxed at 38.0% and 37.1%, respectively.

Financial Condition

Our balance sheet continues to maintain significant liquidity.  Our consolidated shareholders’ equity on December 31, 2015 was $451,372, a decrease of $274,179 compared to the December 31, 2014 balance. The decrease during 2015 was primarily attributable to an increase in treasury stock.  In 2015, The Lion Fund II, L.P. completed a tender offer for 616,312 shares of Biglari Holdings common stock. The shares purchased in the tender offer are legally outstanding but under accounting convention the Company’s proportional ownership of the shares is reflected as treasury shares in the consolidated financial statements.

Consolidated cash and investments are summarized below.

	December 31,
	2015	2014
Cash and cash equivalents	$56,523	$129,669
Investments	23,750	10,800
Fair value of interest in investment partnerships	734,668	776,899
Total cash and investments	814,941	917,368
Less: portion of Company stock held by investment partnerships	(262,979)	(78,917)
Carrying value of cash and investments on balance sheet	$551,962	$838,451

The Company owns interests in investment partnerships that hold the Company’s common stock for investment purposes.  However, the Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock.  Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s results.

Liquidity

			Transition Period		Fiscal Year
	2015	2014	2014	2013	2014	2013
Net cash provided by operating activities	$52,497	$27,872	$5,643	$5,346	$27,575	$38,792
Net cash (used in) provided by investing activities	(113,300)	(163,512)	2,484	(4,764)	(170,760)	(60,765)
Net cash (used in) provided by financing activities	(12,307)	180,140	(2,745)	(10,020)	172,865	56,343
Effect of exchange rate changes on cash	(36)	(308)	(3)	289	(16)	(103)
Increase (decrease) in cash and cash equivalents	$(73,146)	$44,192	$5,379	$(9,149)	$29,664	$34,267

Cash provided by operating activities increased by $24,625 during 2015 compared to 2014. The increase during 2015 was primarily due to an increase in distributions from investment partnerships of $10,904 and an increase in the net earnings of the Company’s restaurant operations of $8,700. Cash provided by operating activities during the 2014 transition period was $5,643 compared to $5,346 during the 2013 transition period. During fiscal year 2014 cash flows from operations primarily consisted of $23,470 of cash flows from earnings (excluding gains) and $10,340 of cash dividends from investment partnerships. During fiscal year 2013 cash flows from earnings (excluding gains) was $40,234.

Net cash used in investing activities during 2015 of $113,300 was primarily due to $88,500 in contributions to investment partnerships and capital expenditures of $11,083.  Net cash used in investing activities during 2014 of $163,512 was primarily due to $100,000 in contributions to investment partnerships, $40,143 for the acquisitions of businesses and capital expenditures of $39,345. Net cash provided by investing activities during the 2014 transition period of $2,484 was primarily because of maturities of bonds of $11,748 offset by capital expenditures of $8,816.  Net cash used in investing activities of $4,764 during the 2013 transition period primarily consisted of capital expenditures of $5,283.  Net cash used in investing activities during fiscal year 2014 was primarily because of contributions to investment partnerships of $100,000, acquisitions of businesses of $40,143 and capital expenditures of $35,812.  Net cash used in investing activities of $60,765 during fiscal year 2013 primarily consisted of purchases of investments of $45,277 and capital expenditures of $14,167.

During 2015 and the 2014 transition period we incurred debt payments of $12,529 and $2,748, respectively.  During the 2013 transition period we incurred debt payments of $17,020 and received $7,000 from a revolving credit facility.  During calendar year 2014 and fiscal year 2014 we generated cash from financing activities which primarily resulted from an increase in Steak n Shake borrowings of $101,411 and proceeds from an equity offering of $85,873.  $50,000 of Steak n Shake’s increased borrowings were used to pay a cash dividend to Biglari Holdings and the remaining loan proceeds will be used by Steak n Shake for working capital and general corporate purposes.  During fiscal year 2013 we generated $75,595 of cash from financing activities from an equity offering.

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

As of December 31, 2015, the interest rate on the term loan was 4.75%.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. As of December 31, 2015, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests on substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 are being used by Steak n Shake for working capital and general corporate purposes. At December 31, 2015, $212,375 was outstanding under the term loan, and no amount is outstanding under the revolver.

Steak n Shake had $10,188 in standby letters of credit outstanding as of December 31, 2015 and December 31, 2014.

Western Revolver
As of December 31, 2015, Western has $786 due June 13, 2016.

Interest Rate Swap
During 2013, Steak n Shake entered into an interest rate swap for a notional amount of $65,000, which terminated on September 30, 2015. During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement for a notional amount of $20,000. The notional amount decreases $1,000 quarterly through its maturity on February 15, 2016.  The notional amount of the interest rate swap was $1,000 on December 31, 2015.

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

We believe the following critical accounting policies represent our more significant judgments and estimates used in preparation of our consolidated financial statements.  Given the current composition of our business, we do not believe that any accounting policies related to our insurance or media businesses were critical to the preparation of our consolidated financial statements as of and for the year ended December 31, 2015.

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

Our reserves for self-insured liabilities at December 31, 2015 and December 31, 2014 were $8,485 and $9,787, respectively.

Income Taxes
We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. Based on 2015 results, a change of one percentage point in the annual effective tax rate would have an impact of $374 on net earnings.

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

Goodwill and Other Intangible Assets
We are required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we test for potential impairment using a two-step approach.  The first step is the estimation of fair value of each reporting unit. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.

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

Contractual Obligations
Our significant contractual obligations and commitments as of December 31, 2015 are shown in the following table.

	Payments due by period
Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Long-term debt (1) (2)	$13,982	$26,179	$25,908	$204,045	270,114
Capital leases and finance obligations (1)	14,843	23,657	13,321	6,832	58,653
Operating leases (3)	16,993	30,212	25,860	57,940	131,005
Purchase commitments (4)	4,973	2,623	—	—	7,596
Other long-term liabilities (5)	—	—	—	2,184	2,184
Total	$50,791	$82,671	$65,089	$271,001	$469,552

(1)	Includes principal and interest and assumes payoff of indebtedness at maturity date.
(2)	Includes outstanding borrowings under Steak n Shake’s and Western’s credit facilities.
(3)	Excludes amounts to be paid for contingent rents. Includes amounts to be paid for subleased properties.
(4)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(5)
Includes liabilities for Non-Qualified Deferred Compensation Plan. Excludes our unrecognized tax benefits of $413 as of December 31, 2015 because we cannot make a reliable estimate of the timing of cash payments.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases entered into in the normal course of business.

Recently Issued Accounting Pronouncements
For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies” in the accompanying notes to consolidated financial statements included in Part II, Item 8 of this report on form 10-K.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments.  Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value.  A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $75,842, along with a corresponding change in shareholders’ equity of approximately 11%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At December 31, 2015, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $300 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in 2015, in the 2014 transition period and in fiscal years 2014 and 2013.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 2015, for the period from September 25, 2014 to December 31, 2014, and years ended September 24, 2014 and September 25, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Biglari Holdings Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015, the period from September 25, 2014 to December 31, 2014, and the years ended September 24, 2014 and September 25, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, during the years ended December 31, 2015, September 24, 2014 and September 25, 2013, the Company contributed cash and securities with an aggregate value of $88.5 million, $174.4 million and $377.6 million, respectively to investment partnerships. The Company and its subsidiaries have invested in the investment partnerships in the form of limited partner interests. These investments are subject to a rolling five-year lock up period under the terms of the respective partnership agreements for the investment partnerships.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 20, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Biglari Holdings Inc.
San Antonio, Texas

We have audited the internal control of Biglari Holdings Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 20, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and included an emphasis of matter paragraph relating to the contribution of cash and securities to the investment partnerships.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 20, 2016

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the criteria set forth in a report entitled Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2015 and its report is included herein.

/s/ Sardar Biglari	/s/ Bruce Lewis
Sardar Biglari Chairman and Chief Executive Officer	Bruce Lewis Controller

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and December 31, 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands except per-share amounts)

		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)
Revenues
Restaurant operations	$819,738	$215,648	$204,442	$778,155	$751,919
Insurance premiums and other	17,232	3,574	-	5,715	-
Media advertising and other	24,482	5,228	-	9,941	-
Other	-	-	-	-	3,903
	861,452	224,450	204,442	793,811	755,822
Cost and expenses
Restaurant cost of sales	629,287	168,107	157,673	602,507	583,003
Insurance losses and underwriting expenses	13,362	2,668	-	4,254	-
Media cost of sales	35,614	9,261	-	19,399	-
Selling, general and administrative	135,132	30,847	31,630	128,472	126,835
Depreciation and amortization	24,780	6,828	6,566	24,905	25,250
	838,175	217,711	195,869	779,537	735,088
Other income (expenses)
Interest and dividends	9	8	586	1,182	8,265
Interest expense	(11,939)	(3,272)	(1,641)	(10,299)	(6,551)
Interest on obligations under leases	(9,422)	(2,577)	(2,612)	(9,720)	(9,829)
Gain on sale of Biglari Capital Corp.	-	-	-	-	1,597
Investment gains (including contributions)	-	-	-	29,524	182,177
Investment partnership (losses) gains	(39,356)	144,702	23,493	14,055	20,068
Total other income (expenses)	(60,708)	138,861	19,826	24,742	195,727
Earnings (loss) before income taxes	(37,431)	145,600	28,399	39,016	216,461
Income tax expense (benefit)	(21,588)	54,550	9,450	10,212	74,289
Net earnings (loss)	(15,843)	91,050	18,949	28,804	142,172
Less: Earnings attributable to noncontrolling interests	-	-	-	-	(1,901)
Net earnings (loss) attributable to Biglari Holdings Inc.	$(15,843)	$91,050	$18,949	$28,804	$140,271
Earnings (loss) per share
Basic earnings (loss) per common share	$(10.18)	$48.49	$11.05	$16.85	$90.89
Diluted earnings (loss) per common share	$(10.18)	$48.45	$11.03	$16.82	$90.69
Weighted average shares and equivalents
Basic	1,556,039	1,877,723	1,714,727	1,709,621	1,543,370
Diluted	1,556,039	1,879,414	1,718,261	1,712,775	1,546,665

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and December 31, 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands)

		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)

Net earnings (loss) attributable to Biglari Holdings Inc.	$(15,843)	$91,050	$18,949	$28,804	$140,271
Other comprehensive income:
Reclassification of investment appreciation in net earnings	62	-	-	(29,578)	(182,286)
Applicable income taxes	(21)	-	-	11,237	67,640
Net change in unrealized gains and losses on investments	(892)	(341)	6,540	(4,930)	146,079
Applicable income taxes	327	126	(2,478)	1,874	(53,881)
Foreign currency translation	(2,372)	(46)	289	(582)	8
Other comprehensive income (loss), net	(2,896)	(261)	4,351	(21,979)	(22,440)
Total comprehensive income (loss)	$(18,739)	$90,789	$23,300	$6,825	$117,831

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
 (dollars in thousands)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$56,523	$129,669
Investments	23,750	10,800
Receivables	17,716	19,003
Inventories	7,593	7,255
Deferred taxes	13,263	12,019
Other current assets	7,943	7,707
Total current assets	126,788	186,453
Property and equipment	332,324	353,875
Goodwill	40,022	40,164
Other intangible assets	21,673	22,756
Investment partnerships	471,689	697,982
Other assets	11,422	13,561
Total assets	$1,003,918	$1,314,791

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$34,649	$39,996
Accrued expenses	74,429	65,476
Current portion of notes payable and other borrowings	8,477	9,315
Total current liabilities	117,555	114,787
Long-term notes payable and other borrowings	298,950	312,595
Deferred taxes	125,130	150,732
Other liabilities	10,911	11,126
Total liabilities	552,546	589,240

Shareholders’ equity
Common stock - 2,066,691 and 2,065,586 shares outstanding	1,071	1,071
Additional paid-in capital	391,853	391,877
Retained earnings	415,982	431,825
Accumulated other comprehensive loss	(3,679)	(783)
Treasury stock, at cost	(353,855)	(98,439)
Biglari Holdings Inc. shareholders’ equity	451,372	725,551
Total liabilities and shareholders’ equity	$1,003,918	$1,314,791

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands)

		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)
Operating activities
Net earnings (loss)	$(15,843)	$91,050	$18,949	$28,804	$142,172
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	24,780	6,828	6,566	24,905	25,250
Provision for deferred income taxes	(26,476)	52,909	6,623	9,164	72,035
Asset impairments and other non-cash expenses	2,232	84	162	3,253	3,508
Loss on disposal of assets	1,351	707	162	977	1,111
Gain on sale of Biglari Capital Corp.	-	-	-	-	(1,597)
Investment (gains) losses (including contributions)	62	-	-	(29,578)	(182,177)
Investment partnership (gains) losses	39,356	(144,702)	(23,493)	(14,055)	(20,068)
Distributions from investment partnerships	19,775	-	1,469	10,340	-
Changes in receivables and inventories	686	(3,404)	(709)	(5,926)	195
Changes in other assets	2,299	(855)	(793)	(2,599)	(2,742)
Changes in accounts payable and accrued expenses	4,275	3,026	(3,590)	2,290	3,764
Investment operations of consolidated affiliated partnerships:
Sales of investments	-	-	-	-	1,516
Investment gains/losses	-	-	-	-	(3,597)
Changes in cash and cash equivalents	-	-	-	-	(578)
Net cash provided by operating activities	52,497	5,643	5,346	27,575	38,792
Investing activities
Additions of property and equipment	(11,083)	(8,816)	(5,283)	(35,812)	(14,167)
Proceeds from property and equipment disposals	135	924	519	2,641	2,449
Acquisitions of businesses, net of cash acquired	-	-	-	(40,143)	-
Purchase of lease rights	-	-	-	-	(3,770)
Proceeds from sale of Biglari Capital Corp., net of cash on hand	-	-	-	-	1,699
Purchases of investments	(114,759)	(1,372)	-	(112,530)	(46,977)
Sales of investments and redemptions of fixed maturity securities	12,407	11,748	-	11,986	1
Changes in restricted assets	-	-	-	3,098	-
Net cash (used in) provided by investing activities	(113,300)	2,484	(4,764)	(170,760)	(60,765)
Financing activities
Proceeds from revolving credit facility	-	-	7,000	11,700	17,000
Payments on revolving credit facility	(194)	(20)	-	(10,700)	(17,000)
Borrowings on long-term debt	-	-	-	217,800	-
Principal payments on long-term debt	(5,975)	(1,100)	(15,438)	(120,800)	(12,138)
Deferred financing charges	-	-	-	(4,754)	-
Principal payments on direct financing lease obligations	(6,360)	(1,628)	(1,582)	(6,278)	(5,904)
Proceeds from stock rights offering	-	-	-	85,873	75,595
Proceeds for exercise of stock options	222	3	-	24	16
Financing activities of consolidated affiliated partnerships:
Contributions from and distributions to noncontrolling interests, net	-	-	-	-	(1,226)
Net cash (used in) provided by financing activities	(12,307)	(2,745)	(10,020)	172,865	56,343
Effect of exchange rate changes on cash	(36)	(3)	289	(16)	(103)
Increase (decrease) in cash and cash equivalents	(73,146)	5,379	(9,149)	29,664	34,267
Cash and cash equivalents at beginning of period	129,669	124,290	94,626	94,626	60,359
Cash and cash equivalents at end of period	$56,523	$129,669	$85,477	$124,290	$94,626

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Year Ended December 31, 2015)
(Transition Period Ended December 31, 2014)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 26, 2012	$756	$143,035	$251,983	$43,897	$(90,546)	$349,125
Net earnings			140,271			140,271
Other comprehensive loss, net				(22,440)		(22,440)
Deconsolidation of affiliated partnerships		12,224			25,640	37,864
Adjustment to treasury stock for holdings in investment partnerships					(11,033)	(11,033)
Issuance of stock for rights offering	143	119,367	(43,915)			75,595
Exercise of stock options		(6)			23	17
Adjustment of redeemable noncontrolling interest to maximum redemption value		(4,810)				(4,810)
Balance at September 25, 2013	$899	$269,810	$348,339	$21,457	$(75,916)	$564,589
Net earnings			28,804			28,804
Other comprehensive loss, net				(21,979)		(21,979)
Adjustment to treasury stock for holdings in investment partnerships					(18,594)	(18,594)
Issuance of stock for rights offering	172	122,069	(36,368)			85,873
Exercise of stock options		(1)			25	24
Balance at September 24, 2014	$1,071	$391,878	$340,775	$(522)	$(94,485)	$638,717
Net earnings			91,050			91,050
Other comprehensive loss, net				(261)		(261)
Adjustment to treasury stock for holdings in investment partnerships					(3,958)	(3,958)
Exercise of stock options		(1)			4	3
Balance at December 31, 2014	$1,071	$391,877	$431,825	$(783)	$(98,439)	$725,551
Net loss			(15,843)			(15,843)
Other comprehensive loss, net				(2,896)		(2,896)
Adjustment to treasury stock for holdings in investment partnerships					(255,662)	(255,662)
Exercise of stock options		(24)			246	222
Balance at December 31, 2015	$1,071	$391,853	$415,982	$(3,679)	$(353,855)	$451,372

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Steak n Shake, Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”).  The consolidated financial statements also include the accounts of Maxim Inc. (“Maxim”) and First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”) from the dates of their respective acquisitions during 2014. In addition to consolidating wholly-owned entities we consolidate entities if we have a controlling interest in the general partner. Intercompany accounts and transactions have been eliminated in consolidation.

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

Fiscal Year
In 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from the last Wednesday in September to December 31 of each year.  This form 10-K includes an audited statement of earnings, statement of comprehensive income, statement of cash flows and statement of shareholders’ equity for the year ended December 31, 2015, transition period for September 25, 2014 to December 31, 2014 (“the “2014 transition period”) and fiscal years ended September 24, 2014 and September 25, 2013, and an audited balance sheet as of December 31, 2015 and 2014.  Fiscal years 2014 and 2013 each contained 52 weeks.  For comparative purposes, an unaudited statement of earnings, statement of comprehensive income and statement of cash flows have been included for September 26, 2013 to December 31, 2013 (the “2013 transition period”). The comparative transition period has not been audited and is derived from the books and records of the Company. In the opinion of management, the comparative transition period reflects all adjustments necessary to present the financial position and results of operations in accordance with accounting principles generally accepted in the United States (“GAAP”).

Purchases of Equity Securities
On April 20, 2015, The Lion Fund, L.P. completed a Rule 10b5-l Trading Plan purchasing 62,000 shares of the Company’s common stock from December 18, 2014 through April 20, 2015. On July 1, 2015, The Lion Fund II, L.P. completed a tender offer for common stock of Biglari Holdings purchasing 616,312 shares of the Company’s common stock. On December 17, 2015, The Lion Fund II, L.P. initiated a Rule 10b5-l Trading Plan thereby purchasing 24,000 shares of the Company’s common stock from January 4, 2016 through February 3, 2016. As of February 3, 2016, Mr. Biglari’s beneficial ownership of the outstanding common stock was approximately 50.6%.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
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

Investments
Our investments consist of available-for-sale securities and held-to-maturity securities. Available-for-sale securities are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income in shareholders’ equity. Held-to-maturity securities are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in investment gains/losses, a component of other income.

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

The investment partnerships are for purposes of GAAP, investment companies under the AICPA Audit and Accounting Guide Investment Companies. For periods prior to July 1, 2013, the Company retained the specialized accounting for the consolidated affiliated partnerships, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946-810-45.

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

Receivables
Our accounts receivable balance consists primarily of franchisee, customer, and other receivables. We carry our accounts receivable at cost less an allowance for doubtful accounts, which is based on a history of past write-offs and collections and current credit conditions.  Allowance for doubtful accounts was $2,378 at December 31, 2015 and $1,608 at December 31, 2014.  Amounts charged to expense and deductions from the allowance totaled $1,426 and $662 in 2015.  Amounts charged to expense and deductions from the allowance in the 2014 and 2013 transition periods and in fiscal years 2014 and 2013 were insignificant.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

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

Goodwill and Other Intangible Assets
Goodwill and indefinite life intangibles are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangibles to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. No impairments were recorded on goodwill or indefinite life intangibles during 2015, the 2014 and 2013 transition periods, or during fiscal year 2014.  During fiscal year 2013, the Company recorded an impairment related to the trade name of Western’s company-operated stores.  Refer to Note 8 for information regarding our goodwill and other intangible assets.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

	December 31, 2015	December 31, 2014	September 24, 2014	September 25, 2013
Common stock authorized	2,500,000	2,500,000	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202	2,142,202	1,797,941
Treasury stock held by the Company	(75,511)	(76,616)	(76,636)	(77,159)
Outstanding shares	2,066,691	2,065,586	2,065,566	1,720,782
Proportional ownership of the Company's common stock in the investment partnerships	(807,069)	(197,533)	(187,109)	(132,406)
Net outstanding shares for financial reporting purposes	1,259,622	1,868,053	1,878,457	1,588,376

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

Restaurant operations revenues were as follows.

		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)

Net sales	$799,660	$210,256	$200,407	$759,889	$736,968
Franchise royalties and fees	16,428	4,076	3,177	15,032	11,741
Other	3,650	1,316	858	3,234	3,210
	$819,738	$215,648	$204,442	$778,155	$751,919

Insurance premiums and commissions
Insurance premiums are earned over the terms of the related policies. Expenses incurred in connection with acquiring new insurance business, including acquisition costs, are charged to operations as incurred. Premiums earned are stated net of amounts ceded to reinsurer.  Commissions, gains and investment income for 2015, the 2014 transition period and fiscal year 2014 were not significant.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Restaurant Cost of Sales
Cost of sales includes the cost of food, restaurant operating costs and restaurant rent expense.  Cost of sales excludes depreciation and amortization, which is presented as a separate line item on the consolidated statement of earnings.

Earnings Per Share
Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. In fiscal years 2014 and 2013, Biglari Holdings completed offerings of transferable subscription rights.  The offerings were oversubscribed and 344,261 and 286,767 new shares of common stock were issued, respectively. The Company received net proceeds of $85,873 and $75,595 from the offerings, respectively.  Earnings per share for the 2013 transition period and fiscal year 2013 have been retroactively restated to account for the rights offerings.

For periods after July 1, 2013, the shares of Company stock attributable to our limited partner interest in the investment partnerships — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding.  However, these shares are legally outstanding.

For financial reporting purposes during periods before July 1, 2013, all common shares of the Company held by the consolidated affiliated partnerships – including those attributable to the unrelated limited partners – were recorded in treasury stock on the consolidated balance sheet.  In order to compute the weighted average common shares outstanding, only the shares of treasury stock attributable to the unrelated limited partners of the consolidated affiliated partnerships — based on their proportional ownership during the period — were deemed outstanding shares.

The following table presents a reconciliation of basic and diluted weighted average common shares.

		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
Basic earnings per share:			(unaudited)
Weighted average common shares	1,556,039	1,877,723	1,714,727	1,709,621	1,543,370
Diluted earnings per share:
Weighted average common shares	1,556,039	1,877,723	1,714,727	1,709,621	1,543,370
Dilutive effect of stock awards	-	1,691	3,534	3,154	3,295
Weighted average common and incremental shares	1,556,039	1,879,414	1,718,261	1,712,775	1,546,665
Number of share-based awards excluded from the calculation of earning per share as the awards' exercise prices were greater than the average market price of the Company's common stock, or because they were anti-dilutive due to the Company's net loss in 2015	5,218	2,637	-	-	705

Marketing Expense
Advertising costs are charged to expense at the later of the date the expenditure is incurred or the date the promotional item is first communicated.  Marketing expense is included in selling, general and administrative expenses on the consolidated statement of earnings.

Insurance Losses
Liabilities for losses and loss adjustment expenses are established under insurance contracts issued by our insurance subsidiaries. These losses and loss adjustment expenses include an amount for reported losses and an amount for losses incurred but not reported. Reserves for incurred but not reported losses are estimates based upon past experience.  Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance contracts.  Liabilities for insurance losses of $2,796 and $779 are included in accrued expenses in the consolidated balance sheet as of December 31, 2015 and December 31, 2014, respectively.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

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

Savings Plans
Several of our subsidiaries also sponsor deferred compensation and defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Some of the plans allow for discretionary contributions as determined by management. Employer contributions expensed with respect to these plans were not material.

Use of Estimates
Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

New Accounting Standards
In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent deferred tax asset or liability. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. The Company does not believe the adoption of ASU 2015-17 will have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not believe the adoption of ASU 2015-03 will have a material effect on its consolidated financial statements.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and in August 2015 issued ASU No. 2015-14, which amended ASU No. 2014-09 as to its effective date. This update, as amended, provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The update allows companies to use either a full retrospective or a modified retrospective approach upon adoption and is effective for annual periods beginning after December 15, 2017 and interim periods therein, which will require us to adopt these provisions in the first quarter of 2018. Early adoption is permitted.  We are evaluating which transition approach to use and the effect this guidance will have on our consolidated financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides a narrower definition of discontinued operations than under existing GAAP. ASU 2014-08 requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that have or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications of held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The adoption of ASU 2014-08 did not have a material effect on the Company’s consolidated financial statements.

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

Note 3. Impairment and Restaurant Closings

During 2015, Steak n Shake recorded an asset impairment of $51 in selling, general and administrative expenses.  No asset impairment charges were recorded during the 2014 transition period.  During the 2013 transition period Steak n Shake recorded an asset impairment of $41.  Steak n Shake recorded asset impairment during fiscal years 2014 and 2013 of $1,433 and $1,666, respectively, in selling, general and administrative expenses.  Western recorded restaurant closing costs of $72 during the fiscal year 2013 in selling, general and administrative expenses.  Steak n Shake did not close any company-operated restaurants in 2015, transition period 2014 or in fiscal year 2013.  Steak n Shake closed two company-operated restaurants and sold two company-operated restaurants in fiscal year 2014.  Western did not close any company-operated restaurants in 2015 or in transition period 2014.  Western closed one company-operated restaurant in each of fiscal years 2014 and 2013.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Note 4. Investments

Investments consisted of the following.

	December 31,
	2015	2014
Cost	$24,842	$11,056
Gross unrealized gains	10	11
Gross unrealized losses	(1,102)	(267)
Fair value	$23,750	$10,800

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

Investment gains were as follows.

	Fiscal Year
	2014	2013
Gain on contributions to investment partnerships	$29,524	$182,746
Gross realized gains on sales	-	1
Other than temporary impairment	-	(570)
Investment gains (including contributions)	$29,524	$182,177

The Company did not recognize any investment gains during 2015 or during the 2014 and 2013 transition periods.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

The fair value and adjustment for Company common stock held by the investment partnerships to determine carrying value of our partnership interest is presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at July 1, 2013	$54,608	$43,580	$11,028
Investment partnership gains	23,053	2,985	20,068
Contributions of cash and securities to investment partnerships	377,636	-	377,636
Increase in proportionate share of Company stock held	-	11,033	(11,033)
Partnership interest at September 25, 2013	$455,297	$57,598	$397,699
Investment partnership gains (losses)	1,436	(12,619)	14,055
Contributions of cash and securities (net of distributions of $10,340)	164,078	-	164,078
Increase in proportionate share of Company stock held	-	18,594	(18,594)
Partnership interest at September 24, 2014	$620,811	$63,573	$557,238
Investment partnership gains	156,088	11,386	144,702
Increase in proportionate share of Company stock held	-	3,958	(3,958)
Partnership interest at December 31, 2014	$776,899	$78,917	$697,982
Investment partnership losses	(110,956)	(71,600)	(39,356)
Contributions of cash (net of distributions of $19,775)	68,725	-	68,725
Increase in proportionate share of Company stock held	-	255,662	(255,662)
Partnership interest at December 31, 2015	$734,668	$262,979	$471,689

The carrying value of the investment partnerships net of deferred taxes is presented below.

	December 31,
	2015	2014
Carrying value of investment partnerships	$471,689	$697,982
Deferred tax liability related to investment partnerships	(115,952)	(141,836)
Carrying value of investment partnerships net of deferred taxes	$355,737	$556,146

The Company’s proportionate share of Company stock held by investment partnerships at cost is $332,827, $77,165, $73,207 and $54,613 at December 31, 2015, December 31, 2014, September 24, 2014 and September 25, 2013, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)
Investment partnership gains (losses)	$(39,356)	$144,702	$23,493	$14,055	$20,068
Tax expense (benefit)	(21,188)	53,511	7,977	1,739	6,772
Contribution to net earnings (loss)	$(18,168)	$91,191	$15,516	$12,316	$13,296

On December 31 of each year, the general partner of the investment partnerships, Biglari Capital, will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The total incentive reallocation from Biglari Holdings to Biglari Capital includes gains on the Company’s common stock. The gains on the Company’s common stock are eliminated in our financial statements and the incentive reallocations associated with gains from the Company’s common stock are also eliminated in our financial statements. Our investments in these partnerships are committed on a rolling 5-year basis.

The incentive reallocations from Biglari Holdings to Biglari Capital on December 31 are presented below.

	2015	2014	2013
Incentive reallocation on investments other than Company common stock	$-	$34,406	$11,047
Incentive reallocation on gains of Company common stock	23	-	3,655
Total incentive reallocation from Biglari Holdings to Biglari Capital	$23	$34,406	$14,702

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of December 31, 2015	$165,996	$819,323
Total liabilities as of December 31, 2015	$409	$141,274
Revenue for the year ended December 31, 2015	$(24,101)	$(100,357)
Earnings for the year ended December 31, 2015	$(24,247)	$(103,096)
Biglari Holdings’ Ownership Interest	60.9%	93.5%

Total assets as of December 31, 2014	$187,078	$719,344
Total liabilities as of December 31, 2014	$8,658	$44
Revenue for the three months period ended December 31, 2014	$24,082	$182,923
Earnings for the three months period ended December 31, 2014	$24,037	$182,902
Biglari Holdings’ Ownership Interest	61.6%	92.7%

Total assets as of September 30, 2014	$154,561	$548,923
Total liabilities as of September 30, 2014	$58	$25
Revenue for the year ended September 30, 2014	$(12,860)	$19,832
Earnings for the year ended September 30, 2014	$(12,950)	$19,789
Biglari Holdings’ Ownership Interest	61.6%	95.8%

Total assets as of September 30, 2013	$126,121	$408,883
Total liabilities as of September 30, 2013	$83	$11
Revenue for the year ended September 30, 2013	$9,200	$25,109
Earnings for the year ended September 30, 2013	$9,170	$25,098
Biglari Holdings’ Ownership Interest	52.1%	96.3%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Consolidated Affiliated Partnerships
Prior to July 2013, The Lion Fund, L.P. and Western Acquisitions, L.P. were referred to as consolidated affiliated partnerships of the Company.  Certain of the consolidated affiliated partnerships held the Company’s common stock as investments. Net earnings for fiscal year 2013 of the Company included the realized and unrealized appreciation and depreciation of the investments held by consolidated affiliated partnerships, other than realized and unrealized appreciation and depreciation of investments the consolidated affiliated partnerships held in the Company’s common stock which were eliminated in consolidation.  The affiliated partnerships were no longer consolidated as of July 2013.

Realized investment gains/losses in the consolidated affiliated partnerships arose when investments were sold.  The net unrealized and realized gains/losses from investments held by consolidated affiliated partnerships, other than holdings of the Company’s debt and equity securities, for the fiscal year ended September 25, 2013 were as follows.

Fiscal Year
2013
Gross unrealized gains	$3,746
Gross unrealized losses	(410)
Net realized gains from sale	261
Other income	306
Total	$3,903

The limited partners of each of the investment funds had the ability to redeem their capital upon certain occurrences; therefore, the ownership of the investment funds held by the limited partners was presented as redeemable noncontrolling interests of consolidated affiliated partnerships and measured at the greater of carrying value or fair value.

The following is a reconciliation of the redeemable noncontrolling interests in the consolidated affiliated partnerships for the fiscal year ended September 25, 2013.

Carrying value at September 26, 2012	$52,088
Contributions from noncontrolling interests	1,076
Distributions to noncontrolling interests	(2,302)
Incentive fee	(21)
Income allocation	1,922
Adjustment to redeemable noncontrolling interest to reflect maximum redemption value	4,810
Adjustment to reflect deconsolidation of affiliated partnerships	(57,573)
Carrying value at September 25, 2013	$-

Note 6. Other Current Assets

Other current assets include the following.

	December 31,
	2015	2014
Prepaid contractual obligations	$4,819	$5,194
Deferred commissions on gift cards sold by third parties	3,124	2,513
Other current assets	$7,943	$7,707

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Note 7. Property and Equipment

Property and equipment is composed of the following.

	December 31,
	2015	2014
Land	$160,697	$162,731
Buildings	156,909	159,799
Land and leasehold improvements	165,042	162,887
Equipment	199,934	221,880
Construction in progress	3,478	5,307
	686,060	712,604
Less accumulated depreciation and amortization	(353,736)	(358,729)
Property and equipment, net	$332,324	$353,875

Depreciation and amortization expense for property and equipment for 2015 was $24,113.  Depreciation and amortization expense for property and equipment for the 2014 and 2013 transition periods was $6,380 and $6,105, respectively.  Depreciation and amortization expense for property and equipment for fiscal years 2014 and 2013 was $23,112 and $23,422, respectively.

Note 8. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at September 26, 2012	$27,529	$-	$27,529
Acquisitions during fiscal year 2013	722	-	722
Goodwill at September 25, 2013	28,251	-	28,251
Acquisitions during fiscal year 2014	-	11,913	11,913
Goodwill at September 24, 2014	28,251	11,913	40,164
Acquisitions during 2014 transition period	-	-	-
Goodwill at December 31, 2014	28,251	11,913	40,164
Change in foreign exchange rates during 2015	(142)	-	(142)
Goodwill at December 31, 2015	$28,109	$11,913	$40,022

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

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.  No impairment charges for goodwill were recorded in 2015, the 2014 or 2013 transition periods or in fiscal years 2014 and 2013.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Other Intangibles
Other intangibles are composed of the following.

	December 31,
	2015			2014
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(3,054)	$2,256	$5,310	$(2,523)	$2,787
Right to operate	-	-	-	1,480	(1,480)	-
Other	810	(667)	143	810	(624)	186
Total	6,120	(3,721)	2,399	7,600	(4,627)	2,973
Intangible assets with indefinite lives:
Trade names	15,876	-	15,876	15,876	-	15,876
Other assets with indefinite lives	3,398	-	3,398	3,907	-	3,907
Total intangible assets	$25,394	$(3,721)	$21,673	$27,383	$(4,627)	$22,756

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for 2015 was $574.  Amortization expense for the 2014 and 2013 transition periods was $151 and $169, respectively.  Amortization expense for fiscal years 2014 and 2013 was $690. Total annual amortization expense for each of the next five years will approximate $507.

The Company acquired Maxim and First Guard during fiscal year 2014 and lease rights during fiscal year 2013.  As a result of the acquisitions during fiscal year 2014, $15,876 of the purchase prices were allocated to intangible assets with indefinite lives.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Note 10.  Accrued Expenses

Accrued expenses include the following.

	December 31,
	2015	2014
Salaries, wages, and vacation	$13,584	$11,409
Taxes payable	12,413	13,298
Gift card liability	22,358	16,068
Deferred revenue	8,514	7,934
Workers' compensation and other self-insurance accruals	8,485	9,787
Other	9,075	6,980
Accrued expenses	$74,429	$65,476

Note 11. Other Liabilities

Other liabilities include the following.

	December 31,
	2015	2014
Deferred rent expense	$6,658	$6,450
Other	4,253	4,676
Other liabilities	$10,911	$11,126

Note 12. Income Taxes

The components of the provision for income taxes consist of the following.

		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)
Current:
Federal	$2,866	$752	$2,352	$571	$506
State	2,022	889	475	477	1,748
Deferred	(26,476)	52,909	6,623	9,164	72,035
Total income taxes	$(21,588)	$54,550	$9,450	$10,212	$74,289

Reconciliation of effective income tax:
Tax at U.S. statutory rates (35%)	$(13,100)	$50,960	$9,940	$13,656	$75,762
State income taxes, net of federal benefit	(1,973)	4,186	840	1,369	5,043
Federal income tax credits	(4,837)	(995)	(960)	(4,298)	(4,249)
Tax attributed to noncontrolling interests	-	-	-	-	(666)
Dividends received deduction	(6,142)	(341)	(880)	(3,650)	(2,647)
Valuation allowance	919	499	180	985	-
Foreign tax rate differences	3,180	606	371	1,993	-
Other	365	(365)	(41)	157	1,046
Total income taxes	$(21,588)	$54,550	$9,450	$10,212	$74,289

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Income taxes paid during 2015 was $2,063. Income taxes paid for the 2014 transition period was $22.  Income taxes paid totaled $4,829 in fiscal year 2014 and $1,518 in fiscal year 2013. Income tax refunds totaled $16 in 2015, $17 in fiscal year 2014 and $52 in fiscal year 2013.

As of December 31, 2015, we had approximately $413 of unrecognized tax benefits, including approximately $35 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet.  As of December 31, 2014, we had approximately $453 of unrecognized tax benefits, including approximately $66 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. We recognized approximately $20 and $6 in potential interest and penalties associated with uncertain tax positions during 2015 and the 2014 transition period, respectively. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. The unrecognized tax benefits of $413 would impact the effective income tax rate if recognized.

The following table summarizes the Company’s unrecognized tax benefits, excluding interest and penalties.

September 26, 2012	$746
Gross increases – current period tax positions	25
Gross decreases – prior period tax positions	(6)
Lapse of statute of limitations	(62)
September 25, 2013	703
Gross increases – current period tax positions	37
Gross decreases – prior period tax positions	(1)
Lapse of statute of limitations	(356)
September 24, 2014	383
Gross increases – current period tax positions	4
Gross decreases – prior period tax positions	-
Lapse of statute of limitations	-
December 31, 2014	387
Gross increases – current period tax positions	179
Gross increases – prior period tax positions	15
Gross decreases – prior period tax positions	(6)
Lapse of statute of limitations	(197)
December 31, 2015	$378

We file income tax returns which are periodically audited by various foreign, federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2012. We believe we have certain state income tax exposures related to fiscal years 2011 through 2014.  Because of the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $148 within 12 months.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our deferred tax assets and liabilities consist of the following.

	December 31,
	2015	2014
Deferred tax assets:
Insurance reserves	$2,878	$3,394
Compensation accruals	1,610	1,321
Gift card accruals	2,981	790
Net operating loss credit carryforward	3,444	2,525
Valuation allowance on net operating losses	(3,384)	(2,465)
Income tax credit carryforward	4,344	3,914
Other	1,642	3,085
Total deferred tax assets	13,515	12,564

Deferred tax liabilities:
Investments	115,545	141,713
Fixed asset basis difference	6,311	4,621
Goodwill and intangibles	3,526	4,943
Total deferred tax liabilities	125,382	151,277
Net deferred tax liability	(111,867)	(138,713)
Less current portion	13,263	12,019
Long-term liability	$(125,130)	$(150,732)

Receivables on the consolidated balance sheet include income tax receivables of $559 and $3,439 as of December 31, 2015 and 2014, respectively.

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Note 13. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

	December 31,
	2015	2014
Notes payable	$2,200	$2,200
Unamortized original issue discount	(296)	(287)
Obligations under leases	5,787	6,422
Western revolver	786	980
Total current portion of notes payable and other borrowings	$8,477	$9,315

Notes payable	$210,175	$216,150
Unamortized original issue discount	(1,403)	(1,694)
Obligations under leases	90,178	98,139
Total long-term notes payable and other borrowings	$298,950	$312,595

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

The interest rate on the term loan was 4.75% on December 31, 2015.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 are being used by Steak n Shake for working capital and general corporate purposes.  As of December 31, 2015, $212,375 was outstanding under the term loan, and no amount was outstanding under the revolver.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

We recorded losses of $1,133 in interest expense for the extinguishment of debt for fiscal year 2014 related to the write-off of deferred loan costs associated with former credit facilities.  We capitalized $4,754 in debt issuance costs in fiscal year 2014.

We had $10,188 in standby letters of credit outstanding as of December 31, 2015 and December 31, 2014.

Western Revolver
As of December 31, 2015, Western has $786 due June 13, 2016.

Interest Rate Swap
During fiscal year 2013, Steak n Shake entered into an interest rate swap for a notional amount of $65,000 which matured on September 30, 2015. During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement which matures on February 15, 2016. The notional amount of the interest rate swap was $1,000 with a fair value of $2 on December 31, 2015.

The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at December 31, 2015 and December 31, 2014. The fair value was determined to be a Level 3 fair value measurement.

Expected principal payments for notes payable and Western’s revolver as of December 31, 2015, are as follows.

2016	$2,986
2017	2,200
2018	2,200
2019	2,200
2020	2,200
2021	201,375
Total	$213,161

Interest
No interest was capitalized in connection with financing additions to property and equipment during 2015 and the 2014 and 2013 transition periods. Interest paid on debt amounted to $10,186 for 2015, $2,841 for the 2014 transition period and $1,956 for the 2013 transition period.  Interest paid on obligations under leases was $9,422, $2,577, and $2,612 for 2015, the 2014 transition period, and the 2013 transition period, respectively. No interest was capitalized in connection with financing additions to property and equipment during fiscal years 2014 and 2013. Interest paid on debt amounted to $8,158 in fiscal year 2014 and $4,950 in fiscal year 2013. Interest paid on obligations under leases was $9,720 and $9,829 in fiscal years 2014 and 2013, respectively.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Note 14. Leased Assets and Lease Commitments

We lease certain physical facilities under non-cancelable lease agreements. These leases require the payment of real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated but are subleased to third parties or franchisees, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $10,863 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to finance obligations and capital leases as of December 31, 2015 is as follows: $69,919 buildings, $59,678 land, $28,157 land and leasehold improvements, $2,312 equipment and $72,474 accumulated depreciation.

On December 31, 2015, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments.

				Operating Leases
Year	Finance Obligations	Capital Leases	Total	Operating Property	Non-Operating Property
2016	$14,449	$394	$14,843	$16,323	$670
2017	12,633	320	12,953	14,686	753
2018	10,638	66	10,704	13,912	861
2019	8,516	—	8,516	12,554	898
2020	4,805	—	4,805	11,439	969
After 2020	6,832	—	6,832	50,986	6,954
Total minimum future rental payments	57,873	780	58,653	$119,900	$11,105
Less amount representing interest	34,327	50	34,377
Total principal obligations under leases	23,546	730	24,276
Less current portion	5,426	361	5,787
Non-current principal obligations under leases	18,120	369	18,489
Residual value at end of lease term	71,689	—	71,689
Obligations under leases	$89,809	$369	$90,178

Rent expense is presented below.

		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)
Minimum rent	$18,476	$5,069	$4,706	$18,322	$17,097
Contingent rent	2,022	356	295	1,549	1,356
Rent expense	$20,498	$5,425	$5,001	$19,871	$18,453

Non-cancellable finance obligations were created when the Company, under prior management, entered into certain build-to-suit or sale leaseback arrangements. As a result of continuing involvement in the underlying leases (generally due to right of substitution or purchase option provisions of the leases), the Company accounts for the leases as financings.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Note 15. Related Party Transactions

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

Shared Services Agreement
Connected with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate over the previous high-water mark. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or the renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. under their respective partnership agreements.  During 2015, the 2014 transition period and fiscal years 2014 and 2013, the Company provided services for Biglari Capital under the Shared Services Agreement costing an aggregate of $4,425, $44, $1,590 and $101, respectively.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
During 2015 the Company contributed cash of $88,500. During fiscal years 2014 and 2013, the Company contributed cash and securities it owned with an aggregate value of $174,418 and $377,636, respectively, in exchange for limited partner interests in The Lion Fund, L.P. and The Lion Fund II, L.P.  As of December 31, 2015, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $734,668.

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%. Our policy is to accrue an estimated incentive fee throughout the year. For calendar year 2015, the incentive reallocation from Biglari Holdings to Biglari Capital was $23, all of which was associated with gains on the Company’s common stock. Based on Biglari Holdings’ $166,168 of earnings from the investment partnerships for calendar year 2014, the total incentive reallocation from Biglari Holdings to Biglari Capital was $34,406. Based on Biglari Holdings’ $74,526 of earnings from the investment partnerships for calendar year 2013, the total incentive reallocation from Biglari Holdings to Biglari Capital was $14,702, including $3,655 associated with gains on the Company’s common stock. Gains on the Company’s common stock are eliminated in our financial statements. As of September 25, 2013, the Company accrued $5,033 for the incentive fee for Biglari Capital. No amount was accrued as of September 24, 2014 because net profits for the calendar year to date did not exceed the hurdle.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
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

Note 16. Common Stock Plans

On March 7, 2008, our shareholders approved the 2008 Equity Incentive Plan.  During fiscal 2010, we resolved to suspend, indefinitely, the future issuance of stock-based awards under the 2008 plan.  No shares have been granted under the 2008 plan since 2010.  To date, 11,660 restricted stock awards have vested and 10,235 stock options have been granted under the 2008 plan.

The following table summarizes the options activity under all of our stock option plans.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	7,263	$275.00
Exercised	(1,245)	$227.49
Canceled or forfeited	(800)	$371.24
Outstanding at December 31, 2015	5,218	$271.58	1.28	$365
Vested or expected to vest at December 31, 2015	5,218	$271.58	1.28	$365
Exercisable at December 31, 2015	5,218	$271.58	1.28	$365

There was no unrecognized stock option compensation cost at December 31, 2015.  No amounts were charged to expense during 2015, the 2014 or 2013 transition periods, or during fiscal years 2014 or 2013.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Note 17. Commitments and Contingencies

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

The two shareholders appealed the Southern District of Indiana Court’s March 18, 2015 decision. On February 17, 2016, the United States Court of Appeals for the Seventh Circuit affirmed the decision of the district court dismissing, in their entirety, all claims made against the Company and its Board of Directors.

Note 18. Fair Value of Financial Assets and Liabilities

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

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Interest rate swaps: Interest rate swaps are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy.

As of December 31, 2015 and December 31, 2014 the fair values of financial assets and liabilities were as follows.

	December 31,
	2015				2014

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$700	$-	$-	$700	$11,227	$-	$-	$11,227
Equity securities:
Insurance	5,046	-	-	5,046	5,781	-	-	5,781
Bonds	-	21,304	-	21,304	-	7,644	-	7,644
Non-qualified deferred compensation plan investments	2,203	-	-	2,203	1,958	-	-	1,958
Total assets at fair value	$7,949	$21,304	$-	$29,253	$18,966	$7,644	$-	$26,610

Liabilities
Interest rate swaps	$-	$2	$-	$2	$-	$175	$-	$175
Total liabilities at fair value	$-	$2	$-	$2	$-	$175	$-	$175

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

The Company recorded an impairment to long-lived assets of $51 during 2015. The Company did not record any impairment during the 2014 transition period.  The Company recorded an impairment of $41 during the 2013 transition period.  During fiscal years 2014 and 2013, the Company recorded impairments on long-lived assets of $1,433 and $1,666, respectively. The fair value of the long-lived assets was determined based on Level 2 inputs using quoted prices for similar properties and quoted prices for the properties from brokers. The fair value of the assets impaired was not material for any of the applicable periods.

During fiscal year 2013, the Company recorded impairment on intangible assets of $1,244.  The fair value was determined based on a discounted cash flow analysis which is a level 3 measurement.  The fair value of the trade name was not material at impairment.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Note 19.  Accumulated Other Comprehensive Income

Changes in the balances of each component of accumulated other comprehensive loss, net of tax, were as follows.

	2015			Transition Period 2014
	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Loss

Beginning Balance	$(620)	$(163)	$(783)	$(574)	$52	$(522)
Other comprehensive loss before reclassifications	(2,372)	(565)	(2,937)	(46)	(215)	(261)
Reclassification to (earnings) loss	-	41	41	-	-	-
Ending Balance	$(2,992)	$(687)	$(3,679)	$(620)	$(163)	$(783)

	Fiscal Year 2014			Fiscal Year 2013
	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Income (Loss)

Beginning Balance	$8	$21,449	$21,457	$-	$43,897	$43,897
Other comprehensive income (loss) before reclassifications	(582)	(3,056)	(3,638)	8	92,198	92,206
Reclassification to (earnings) loss	-	(18,341)	(18,341)	-	(114,646)	(114,646)
Ending Balance	$(574)	$52	$(522)	$8	$21,449	$21,457

The following reclassifications were made from accumulated other comprehensive income to the consolidated statement of earnings.

Reclassifications from Accumulated Other Comprehensive Income	2015	Transition Period 2014	Affected Line Item in the Consolidated Statement of Earnings
Investment loss	$-	$-	Investment gains (including contributions)
	(62)	-	Insurance premiums and other
	(21)	-	Income tax expense (benefit)
	$(41)	$-	Net of tax

Reclassifications from Accumulated Other Comprehensive Income	Fiscal Year 2014	Fiscal Year 2013	Affected Line Item in the Consolidated Statement of Earnings
Investment gain	$29,524	$182,286	Investment gains (including contributions)
	54	-	Insurance premiums and other
	11,237	67,640	Income tax expense (benefit)
	$18,341	$114,646	Net of tax

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Note 20. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon operations even though those business units are operated under separate management.

Our restaurant operations includes Steak n Shake and Western. As a result of the acquisitions of Maxim and First Guard, the Company reports segment information for these businesses. Prior to 2015, other business activities not specifically identified with reportable business segments were presented in corporate. Beginning in 2015, such other business activities are presented in other within total operating businesses.  Prior periods have been reclassified to conform to the current year presentation. We report our earnings from investment partnerships separate from corporate.

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

A disaggregation of select data from our consolidated statements of earnings for 2015, transition periods 2014 and 2013, and fiscal years 2014 and 2013 is presented in the tables that follow.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Revenue and earnings (loss) before income taxes for 2015, transition periods 2014 and 2013, and fiscal years 2014 and 2013 were as follows.

	Revenue
		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)
Operating Businesses:
Restaurant Operations:
Steak n Shake	$805,771	$212,369	$201,483	$765,600	$737,090
Western	13,967	3,279	2,959	12,555	14,829
Total Restaurant Operations	819,738	215,648	204,442	778,155	751,919
First Guard	17,232	3,574	-	5,715	-
Maxim	24,482	5,228	-	9,941	-
Total Operating Businesses	861,452	224,450	204,442	793,811	751,919
Consolidated Affiliated Partnerships	-	-	-	-	3,903
	$861,452	$224,450	$204,442	$793,811	$755,822

	Earnings (Loss) Before Income Taxes
		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)
Operating Businesses:
Restaurant Operations:
Steak n Shake	$39,749	$10,172	$9,461	$26,494	$28,376
Western	1,849	394	329	1,765	511
Total Restaurant Operations	41,598	10,566	9,790	28,259	28,887
First Guard	3,529	906	-	1,461	-
Maxim	(18,105)	(5,498)	-	(15,981)	-
Other	564	3	21	500	4,748
Total Operating Businesses	27,586	5,977	9,811	14,239	33,635
Corporate and investments:
Corporate	(13,722)	(1,807)	(3,264)	(8,503)	(14,465)
Investment gains (including contributions)	-	-	-	29,524	183,774
Investment partnership gains (loss)	(39,356)	144,702	23,493	14,055	20,068
Total corporate	(53,078)	142,895	20,229	35,076	189,377
Interest expense on notes payable and other borrowings	(11,939)	(3,272)	(1,641)	(10,299)	(6,551)
	$(37,431)	$145,600	$28,399	$39,016	$216,461

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

A disaggregation of our consolidated capital expenditure and depreciation and amortization captions for 2015, transition periods 2014 and 2013, and fiscal years 2014 and 2013 is presented in the tables that follow.

	Capital Expenditures
		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)
Operating Businesses:
Restaurant Operations:
Steak n Shake	$8,434	$8,733	$4,997	$25,398	$6,337
Western	43	-	11	1,113	64
Total Restaurant Operations	8,477	8,733	5,008	26,511	6,401
First Guard	102	10	-	-	-
Maxim	16	57	-	312	-
Other	2,486	7	275	6,840	6,235
Total Operating Businesses	11,081	8,807	5,283	33,663	12,636
Corporate	2	9	-	2,149	1,531
Consolidated results	$11,083	$8,816	$5,283	$35,812	$14,167

	Depreciation and Amortization
		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)
Operating Businesses:
Restaurant Operations:
Steak n Shake	$23,045	$6,289	$6,274	$23,402	$24,230
Western	691	172	160	662	693
Total Restaurant Operations	23,736	6,461	6,434	24,064	24,923
First Guard	36	30	-	38	-
Maxim	296	151	-	211	-
Other	412	116	34	279	-
Total Operating Businesses	24,480	6,758	6,468	24,592	24,923
Corporate	300	70	98	313	327
Consolidated results	$24,780	$6,828	$6,566	$24,905	$25,250

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

A disaggregation of our consolidated asset captions is presented in the table that follows.

	Identifiable Assets
	December 31,
	2015	2014
Reportable segments:
Restaurant Operations:
Steak n Shake	$409,505	$422,784
Western	17,626	19,241
Total Restaurant Operations	427,131	442,025
First Guard	41,159	36,847
Maxim	24,418	23,759
Other	23,587	22,518
Corporate	15,934	91,660
Investment partnerships	471,689	697,982
Total assets	$1,003,918	$1,314,791

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Note 21. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter (3)	4th Quarter (3)
For the year ended December 31, 2015
Total revenues	$205,828	$221,956	$218,443	$215,225
Gross profit (2)	38,686	51,208	46,791	46,199
Costs and expenses	206,144	213,172	209,493	209,366
Earnings (loss) before income taxes	17,173	(2,177)	9,050	(61,477)
Net earnings (loss) attributable to Biglari Holdings Inc. (5)	9,983	26	9,298	(35,150)
Basic earnings (loss) per common share (4)	$5.36	$0.01	$7.36	$(27.88)
Diluted earnings (loss) per common share (4)	$5.36	$0.01	$7.35	$(27.88)

For the year ended September 24, 2014 (52 weeks) (1)
Total revenues	$172,339	$234,574	$193,229	$193,669
Gross profit (2)	38,377	52,191	39,724	37,359
Costs and expenses	167,843	224,753	190,429	196,512
Earnings (loss) before income taxes	24,864	(12,263)	13,367	13,048
Net earnings (loss) attributable to Biglari Holdings Inc. (5)	16,491	(5,803)	9,594	8,522
Basic earnings (loss) per common share (4)	$9.62	$(3.39)	$5.67	$4.96
Diluted earnings (loss) per common share (4)	$9.60	$(3.39)	$5.66	$4.95

For the year ended September 25, 2013 (52 weeks) (1)
Total revenues	$166,511	$225,210	$184,602	$179,499
Gross profit (2)	37,613	50,189	43,476	41,541
Costs and expenses	159,181	220,606	178,137	177,164
Earnings before income taxes	5,930	1,420	169,834	39,277
Net earnings attributable to Biglari Holdings Inc. (5)	4,562	2,180	106,704	26,825
Basic earnings per common share (4)	$2.94	$1.41	$69.08	$17.46
Diluted earnings per common share (4)	$2.94	$1.40	$68.92	$17.43

(1)	Our former fiscal year includes quarters consisting of 12, 16, 12 and 12 weeks, respectively.
(2)	We define gross profit as net revenue less restaurant cost of sales, media cost of sales, and insurance losses and underwriting expenses, which excludes depreciation and amortization.
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

(5)
Net earnings attributable to Biglari Holdings Inc. includes investment partnership losses of $39,356 ($18,168 net of tax) in 2015 and investment partnership gains of $14,055 ($12,316 net of tax) in 2014 and $20,068 ($13,296 net of tax) in 2013.

The investment partnerships concentrate investments, which expose them to more market price fluctuations than might be the case were investments more diversified.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
 (dollars in thousands, except share and per-share data)

Note 22. Supplemental Disclosures of Cash Flow Information

During 2015, we had no new capital lease obligations or lease retirements, and had $537 of capital expenditures in accounts payable at December 31, 2015. During the 2014 transition period, we had no new capital lease obligations or lease retirements, and had $981 of capital expenditures in accounts payable at December 31, 2014. During the 2013 transition period, we had no new capital lease obligations and had $409 of capital expenditures in accounts payable at December 31, 2013. During fiscal year 2014, we had no new capital lease obligations or lease retirements, and had $2,269 of capital expenditures in accounts payable at year-end. During fiscal year 2013, we had four new capital lease obligations of $2,311 and had $1,043 of capital expenditures in accounts payable at year-end.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders’, to be filed on or before April 29, 2016, and such information is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this Item will be contained in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders’, to be filed on or before April 29, 2016, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders’, to be filed on or before April 29, 2016, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be contained in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders’, to be filed on or before April 29, 2016, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this Item will be contained in the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders’, to be filed on or before April 29, 2016, and such information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Reports of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this report:
PAGE
Reports of Independent Registered Public Accounting Firm	31-32
Management’s Report on Internal Control over Financial Reporting	33
Consolidated Statements of Earnings	34
Consolidated Statements of Comprehensive Income	35
Consolidated Balance Sheets	36
Consolidated Statements of Cash Flows	37
Consolidated Statements of Changes in Shareholders’ Equity	38
Notes to Consolidated Financial Statements	39

2. Financial Statement Schedule

Schedule I—Parent Company
Condensed Balance Sheets	75
Condensed Statements of Earnings	76
Condensed Statements of Comprehensive Income	76
Condensed Statements of Cash Flows	77
Notes to Condensed Parent Company Financial Statements	78

Other schedules have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page 82.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2016.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 20, 2016.

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
James P. Mastrian

Biglari Holdings Inc. (Parent Company)
(dollars in thousands)
Schedule I

Condensed Balance Sheets

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$7,611	$76,041
Investments	5,046	5,781
Receivables	559	3,439
Other	2,948	6,262
Investment partnerships	292,021	493,203
Investments in subsidiaries	244,170	252,668
Total assets	$552,355	$837,394

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$1,914	$1,221
Deferred income taxes	99,069	110,622
Total liabilities	100,983	111,843

Shareholders’ equity	451,372	725,551
Total liabilities and shareholders’ equity	$552,355	$837,394

See accompanying Notes to Condensed Parent Company Financial Statements.

Biglari Holdings Inc. (Parent Company)
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
(dollars in thousands)
Schedule I (continued)

Condensed Statements of Earnings

		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)
Income items:
From consolidated subsidiaries:
Dividends	$17,725	$150	$-	$32,223	$-
Undistributed (loss) earnings	(25,357)	23,206	8,678	(5,009)	29,777
	(7,632)	23,356	8,678	27,214	29,777
Costs and expense items:
General and administrative	13,731	1,815	3,269	8,522	19,685

Other income (loss):
Other income	9	8	5	19	5,220
Investment gains (including contributions)	-	-	-	-	162,300
Investment partnership (losses) gains	(8,845)	110,268	20,457	6,749	20,068
Gain on sale of Biglari Capital Corp.	-	-	-	-	1,597
Total other income (loss)	(8,836)	110,276	20,462	6,768	189,185

Earnings (loss) before income taxes	(30,199)	131,817	25,871	25,460	199,277

Income taxes	(14,356)	40,767	6,922	(3,344)	59,006

Net earnings (loss)	$(15,843)	$91,050	$18,949	$28,804	$140,271

Condensed Statements of Comprehensive Income

		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)

Net (loss) earnings attributable to Biglari Holdings Inc.	$(15,843)	$91,050	$18,949	$28,804	$140,271
Other comprehensive income:
Reclassification of investment appreciation in net earnings	62	-	-	(29,578)	(182,286)
Applicable income taxes	(21)	-	-	11,237	67,640
Net change in unrealized gains and losses on investments	(892)	(341)	6,540	(4,930)	146,079
Applicable income taxes	327	126	(2,478)	1,874	(53,881)
Foreign currency translation	(2,372)	(46)	289	(582)	8
Other comprehensive income (loss), net	(2,896)	(261)	4,351	(21,979)	(22,440)
Total comprehensive income (loss)	$(18,739)	$90,789	$23,300	$6,825	$117,831

See accompanying Notes to Condensed Parent Company Financial Statements.

Biglari Holdings Inc. (Parent Company)
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
(dollars in thousands)
Schedule I (continued)

Condensed Statements of Cash Flows

		Transition Period		Fiscal Year
	2015	2014	2013	2014	2013
			(unaudited)
Operating activities
Net earnings (loss)	$(15,843)	$91,050	$18,949	$28,804	$140,271
Adjustments to reconcile net earnings to net cash:
Excess distributed earnings of subsidiaries	-	-	-	20,341	-
Undistributed (earnings) loss of subsidiaries	25,357	(23,206)	(8,678)	5,009	(29,777)
Provision for deferred income taxes	(9,861)	40,523	8,142	(1,886)	56,396
Gain on sale of Biglari Capital Corp.	-	-	-	-	(1,597)
Investment gains (including contributions)	-	-	-	-	(162,300)
Investment partnership (gains) losses	8,845	(110,268)	(20,457)	(6,749)	(20,068)
Distributions from investment partnerships	15,175	-	-	7,776	-
Changes in accounts payable and accrued expenses	693	(185)	689	(10,554)	785
Changes in receivables and other	4,774	952	(723)	(4,016)	3,410
Net cash provided by (used in) operating activities	29,140	(1,134)	(2,078)	38,725	(12,880)
Investing activities
Investments in and advances to/from subsidiaries, net	(19,290)	(5,172)	(2,348)	(13,318)	30,000
Additions of property and equipment	(2)	-	-	(1,096)	(1,106)
Acquisitions of businesses, net of cash acquired	-	-	-	(40,143)	-
Proceeds from sale of Biglari Capital Corp, net of cash on hand	-	-	-	-	1,699
Purchases of investments	(78,500)	-	-	(60,000)	(46,977)
Sales of investments	-	-	-	-	1
Net cash used in investing activities	(97,792)	(5,172)	(2,348)	(114,557)	(16,383)
Financing activities
Proceeds from stock rights offering	-	-	-	85,873	75,595
Proceeds from exercise of stock options	222	3	-	24	16
Net cash provided by financing activities	222	3	-	85,897	75,611
Increase (decrease) in cash and cash equivalents	(68,430)	(6,303)	(4,426)	10,065	46,348
Cash and cash equivalents at beginning of period	76,041	82,344	72,279	72,279	25,931
Cash and cash equivalents at end of period	$7,611	$76,041	$67,853	$82,344	$72,279

See accompanying Notes to Condensed Parent Company Financial Statements.

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(Year Ended December 31, 2015)
(Transition Periods Ended December 31, 2014 and 2013)
(Fiscal Years Ended September 24, 2014 and September 25, 2013)
(dollars in thousands)
Note 1. Basis of Presentation

Biglari Holdings Inc.’s (the “Company”) condensed financial information has been derived from the consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this report on form 10-K.

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

During 2015, the Company contributed cash in exchange for limited partner interests in the investment partnerships.   During fiscal years 2014 and 2013, the Company contributed cash and securities in exchange for limited partner interests in the investment partnerships.  Prior to the contributions of securities to the investment partnerships the Company accounted for the securities as available-for-sale securities with unrealized gains and losses recorded as a component of shareholders’ equity in the condensed balance sheet. Our interests in the investment partnerships are accounted for as equity method investments due to our retained limited partner interest.  The Company records earnings from investment partnerships in the condensed statement of earnings based on our proportional ownership interest in the investment partnerships’ total earnings.

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

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(Year ended December 31, 2015)
(Transition Periods ended December 31, 2014 and 2013)
(Fiscal Years ended September 24, 2014 and September 25, 2013)
 (dollars in thousands)

Note 2. Subsidiary Transactions

Dividends
During 2015, the Company received cash dividends from subsidiaries of $17,725. The Company received $150 cash dividends from subsidiaries during the 2014 transition period.  During fiscal year 2014, the Company received cash dividends from subsidiaries of $52,564.  No cash dividends were received during fiscal year 2013.

One of our wholly-owned subsidiaries has a credit facility that imposes restrictions on its ability to transfer funds to the Company through intercompany loans, distributions, or dividends.

Investment in Subsidiaries
The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

Note 3. Investments

Investments consisted of the following.

	December 31,
	2015	2014
Cost	$5,988	$5,989
Gross unrealized gains	-	-
Gross unrealized losses	(942)	(208)
Fair value	$5,046	$5,781

The investments are deemed as available-for-sale securities.

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

Investment gains were as follows.

2013
Gain on contributions to investment partnerships	$162,869
Gross realized gains on sales	1
Gross realized losses on sales	-
Other than temporary impairment	(570)
Gains on contributions and sales of investments	$162,300

The Company did not recognize a gain during 2015, the 2014 or 2013 transition periods, or during fiscal 2014.

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

Notes to Condensed Parent Company Financial Statements
Biglari Holdings Inc. (Parent Company)
(Year ended December 31, 2015)
(Transition Periods ended December 31, 2014 and 2013)
(Fiscal Years ended September 24, 2014 and September 25, 2013)
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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at July 1, 2013	$54,608	$43,580	$11,028
Investment partnership gains	23,053	2,985	20,068
Contributions of cash and securities to investment partnerships	326,451	-	326,451
Increase in proportionate share of Company stock held	-	11,033	(11,033)
Partnership interest at September 25, 2013	404,112	57,598	346,514
Investment partnership gains (losses)	1,071	(5,678)	6,749
Contributions of cash (net of distributions) to partnerships	52,224	-	52,224
Increase in proportionate share of Company stock held	-	18,594	(18,594)
Partnership interest at September 24, 2014	457,407	70,514	386,893
Investment partnership gains	117,664	7,396	110,268
Increase in proportionate share of Company stock held	-	3,958	(3,958)
Partnership interest at December 31, 2014	$575,071	$81,868	$493,203
Investment partnership losses	(83,396)	(74,551)	(8,845)
Contributions of cash (net of distributions) to partnerships	63,325	-	63,325
Increase in proportionate share of Company stock held	-	255,662	(255,662)
Partnership interest at December 31, 2015	$555,000	$262,979	$292,021

The Company’s proportionate share of Company stock held by investment partnerships at cost is $332,827 and $77,165 at December 31, 2015 and December 31, 2014, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

On December 31 of each year, the general partner of the investment partnerships, Biglari Capital, will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%. Our policy is to accrue an estimated incentive fee throughout the year. The total incentive reallocation from Biglari Holdings to Biglari Capital for calendar years 2015 and 2014 was $20 and $24,163, respectively. Our investments in these partnerships are committed on a rolling 5-year basis.

The investments held by the investment partnerships are largely concentrated in the common stock of Cracker Barrel Old Country Store, Inc.

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

3.02	Amended and Restated By-Laws of the Company, as amended through June 3, 2015. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 4, 2015).
4.01	Specimen certificate representing Common Stock of the Company. (Incorporated by reference to Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 11, 2001).
10.01*	1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Company’s definitive Proxy Statement dated December 24, 1996).
10.02*	Amendment No. 1 to 1997 Employee Stock Option Plan. (Incorporated by reference to the Appendix to the Company’s definitive Proxy Statement dated December 19, 2001).
10.03*
Form of Stock Option Agreement under the Company’s 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended September 29, 2004 filed on December 16, 2004).

10.04*	2005 Director Stock Option Plan. (Incorporated by reference to Appendix B to the Company’s definitive Proxy Statement dated December 20, 2004).
10.05*	2006 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2006).
10.06*	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2006).
10.07*	2007 Non-Employee Director Restricted Stock Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2007).
10.08*	2008 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated February 8, 2008).
10.09*
Form of Employee Stock Option Agreement under the Company’s 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 9, 2008).

10.10*
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

10.12
Multiple Unit Franchise Agreement, dated as of September 21, 2005, by and among the Company, Reinwald Enterprises Emory, LLC and Reinwald Enterprises Wild Geese, LLC.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2005).

10.13*
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

10.14*
Severance Agreement, dated as of January 26, 2010, by and between the Company and Duane Geiger. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 23, 2009).

10.15*
Amended and Restated Incentive Bonus Agreement, dated September 28, 2010, by and between the Company and Sardar Biglari. (Incorporated by reference to Annex A to the Company’s definitive Proxy Statement dated September 28, 2011).

10.16
Trademark License Agreement, dated as of January 11, 2013, by and between Biglari Holdings Inc. and Sardar Biglari.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2013).

10.17
Trademark Sublicense Agreement, entered as of May 14, 2013, by and among the Company, Steak n Shake, LLC and Steak n Shake Enterprises, Inc.  (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 10, 2013).

10.18
Stock Purchase Agreement, dated July 1, 2013, by and between Biglari Holdings Inc. and Sardar Biglari.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2013).

10.29
Shared Services Agreement, dated July 1, 2013, by and between Biglari Holdings Inc. and Biglari Capital Corp.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 2, 2013).

10.20*
First Amendment, dated as of July 1, 2013, to the Amended and Restated Incentive Bonus Agreement, dated as of September 28, 2010, by and between Biglari Holdings Inc. and Sardar Biglari.  (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 2, 2013).

10.21
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

10.22
Security Agreement, dated as of March 19, 2014, by Steak n Shake Operations, Inc., Steak n Shake Enterprises, Inc. and Steak n Shake, LLC, as pledgors, assignors and debtors, in favor of Jefferies Finance LLC, in its capacity as collateral agent, pledgee, assignee and secured party.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2014).

10.23	Form of Indemnity Agreement for Directors of the Company, as adopted on June 3, 2015. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2015).
10.24
Amended and Restated Partnership Agreement of The Lion Fund II, L.P. as amended on June 3, 2015.  (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2015).

14.01	Code of Conduct, dated December 30, 2015.
21.01	Subsidiaries of the Company.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.01	Section 1350 Certifications.
101**	Interactive Data Files.
*	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to the Annual Report on Form 10-K.
**
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 19 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.