Form 10-K/A
period 2015-12-31
BIGLARI HOLDINGS INC.
filed 2016-03-30
CIK 93859

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities Act. Yes   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, of any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $686,120,384 based on the closing stock price of $413.75 per share on that day.

As of February 15, 2016, 2,066,864 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Table of Contents
Page

PART IV
Item 15. Exhibits and Financial Statement Schedules	1

Signatures	11
Index to Exhibits	12

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings”, “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2016 (the “Original Filing”), to include separate audited financial statements of The Lion Fund II, L.P. (the “Lion Fund II”) pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”) in Part IV, Item 15. The audited financial statements of the Lion Fund II (the “Lion Fund II Financial Statements”) were not available at the time of the Original Filing. In accordance with Rule 3-09(b)(2), the Lion Fund II Financial Statements are being filed as an amendment to the Original Filing within 90 days after the end of the Lion Fund II’s fiscal year.

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

ii

Item 15. Exhibits and Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT
To the Partners of
The Lion Fund II, L.P.
San Antonio, Texas

We have audited the accompanying financial statements of The Lion Fund II, L.P., (a Delaware limited partnership) (the "Fund"), which comprise the statements of assets and liabilities, including the condensed schedules of investments, as of December 31, 2015 and 2014, and the related statements of operations, changes in partners’ capital, and cash flows for the years ended December 31, 2015 and 2014, and for the period from July 1, 2013 (date operations commenced) to December 31, 2013, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Lion Fund II, L.P., as of December 31, 2015 and 2014, and the results of its operations, changes in partners’ capital, and its cash flows for the years ended December 31, 2015 and 2014, and for the period from July 1, 2013 (date operations commenced) to December 31, 2013, in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 30, 2016

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITIES

	December 31, 2015	December 31, 2014
ASSETS:
Investments in securities — at fair value	$816,623,168	$683,828,584
Cash	2,700,311	35,515,384
Total assets	$819,323,479	$719,343,968

LIABILITIES:
Forward contract liability	$140,350,204	$-
Accounts payable	923,722	43,722
Total liabilities	$141,273,926	$43,722

PARTNERS’ CAPITAL	$678,049,553	$719,300,246

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
AND FOR THE PERIOD FROM JULY 1, 2013
(DATE OPERATIONS COMMENCED) TO DECEMBER 31, 2013

	2015	2014	2013

INVESTMENT INCOME:
Dividends and interest	$34,114,436	$16,000,887	$5,568,906

EXPENSES:
Professional fees	4,962,534	48,180	30,020

NET INVESTMENT INCOME	29,151,902	15,952,707	5,538,886

UNREALIZED GAINS (LOSSES):
Net change in unrealized appreciation	(132,247,595)	156,495,772	49,798,755

NET INCREASE (DECREASE) IN PARTNERS’ CAPITAL
RESULTING FROM OPERATIONS	$(103,095,693)	$172,448,479	$55,337,641

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
AND FOR THE PERIOD FROM JULY 1, 2013
(DATE OPERATIONS COMMENCED) TO DECEMBER 31, 2013

	General	Limited
	Partner	Partners	Total

PARTNERS’ CAPITAL — June 30, 2013	$-	$-	$-

Capital contributions	-	386,365,067	386,365,067

Capital distributions	-	(5,560,953)	(5,560,953)

Net increase from operations	1,651	55,335,990	55,337,641

Performance reallocation	10,743,191	(10,743,191)	-

PARTNERS’ CAPITAL — December 31, 2013	$10,744,842	$425,396,913	$436,141,755

Capital contributions	-	134,418,240	134,418,240

Capital distributions	(12,742,938)	(10,965,290)	(23,708,228)

Net increase from operations	2,408,260	170,040,219	172,448,479

Performance reallocation	34,405,750	(34,405,750)	-

PARTNERS’ CAPITAL — December 31, 2014	$34,815,914	$684,484,332	$719,300,246

Capital contributions	-	83,000,000	83,000,000

Capital distributions	(920,000)	(20,235,000)	(21,155,000)

Net decrease from operations	(4,492,534)	(98,603,159)	(103,095,693)

Performance reallocation	23,982	(23,982)	-

PARTNERS’ CAPITAL — December 31, 2015	$29,427,362	$648,622,191	$678,049,553

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
AND FOR THE PERIOD FROM JULY 1, 2013
(DATE OPERATIONS COMMENCED) TO DECEMBER 31, 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in partners’ capital resulting from operations	$(103,095,693)	$172,448,479	$55,337,641
Adjustments to reconcile net increase (decrease) in partners’ capital resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized appreciation	132,247,595	(156,495,772)	(49,798,755)
Purchases of investments in securities	(259,787,475)	(16,750,750)	-
Advance on forward contract	135,095,500	-	-
Increase in accounts payable	880,000	19,222	24,500

Net cash (used in) provided by operating activities	(94,660,073)	(778,821)	5,563,386

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	83,000,000	60,000,000	-
Distributions to partners	(21,155,000)	(23,708,228)	(5,560,953)

Net cash provided by (used in) financing activities	61,845,000	36,291,772	(5,560,953)

NET (DECREASE) INCREASE IN CASH	(32,815,073)	35,512,951	2,433

CASH — Beginning of period	35,515,384	2,433	-

CASH — End of period	$2,700,311	$35,515,384	$2,433

SUPPLEMENTAL DISCLOSURE:
Non-cash contribution of securities from Limited Partners	$-	$74,418,240	$386,365,067

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2015:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Diversified:
Biglari Holdings Inc. (29.6%)	616,312	$200,806,776
Restaurant:
Cracker Barrel Old Country Store, Inc. (88.6%)	4,737,794	600,894,413
Other		14,921,979

TOTAL SECURITIES OWNED (cost $737,321,532) (120.4%)		$816,623,168

FORWARD CONTRACT LIABILITY (proceeds $135,095,500) (20.7%)		$140,350,204
(United States, Restaurant, Cracker Barrel Old Country Store, Inc.)

Percentages shown are computed based on the classification value compared to partners’ capital at December 31, 2015.

AS OF DECEMBER 31, 2014:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Restaurant:
Cracker Barrel Old Country Store, Inc. (92.7%)	4,737,794	$666,891,883
Other		16,936,701

TOTAL SECURITIES OWNED (cost $477,534,057) (95.1%)		$683,828,584

Percentages shown are computed based on the classification value compared to partners’ capital at December 31, 2014.

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
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

Basis of Accounting — The accompanying financial statements of the Fund have been presented on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America. The Fund is an investment company and therefore complies with accounting and reporting guidance presented in Accounting Standards Codification 946, Financial Services – Investment Companies.

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

There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax returns.  The Fund has reviewed open tax years and has concluded that there is no significant tax liability resulting from uncertain tax provisions.  2014 and 2013 remain open for both federal and state jurisdictions.

Cash — Any highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents. The cash balances as of December 31, 2015 and 2014 represents cash currently held by the custodian of the Fund’s investments.

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

Allocation of Net Increase (Decrease) from Operations — The Fund’s income and losses, including unrealized gains or losses and realized gains or losses from the sale of investments, are allocated to the partners in proportion to their respective capital accounts as of the end of each month, except for the General Partner performance reallocation discussed in Note 3.

Tender Offer — On June 4, 2015, the Fund commenced a tender offer to acquire up to 575,000 shares of the common stock of Biglari Holdings Inc. at a price of $420.00 per share. The tender offer concluded on July 1, 2015 with 620,679 shares tendered. The Fund elected to increase the number of shares accepted for payment by 41,312 or 2% of the outstanding shares of Biglari Holdings Inc. The Fund purchased 616,312 shares of Biglari Holdings common stock for $258,851,040 ($420.00 per share).

Forward Derivative Contract — The Fund entered into a pre-paid variable share forward transaction on February 5, 2015 with 1,250,000 shares of Cracker Barrel Old Country Store, Inc. On February 10, 2015, the Fund received $135,095,500. The derivative contract is marked to market each period with the changes in fair value of the contract recorded in net change in unrealized appreciation in the Statement of Operations. The change in unrealized appreciation for the contract in 2015 was a loss of $5,254,704. As of December 31, 2015, the Fund’s liability for the contract on the Statement of Assets and Liabilities was $140,350,204. Subject to the applicable terms and conditions, the Fund may elect to settle the forward contract in cash or shares. The scheduled valuation dates occur from June 14, 2017 to September 19, 2017. The Fund did not enter into a master netting arrangement with the counterparty. The contract is secured by 1,250,000 shares of common stock of Cracker Barrel Old Country Store, Inc. held by the Fund.

Recently Issued Accounting Pronouncements — In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements of Investment Companies (“ASU 2013-08”), effective for the year ended December 31, 2014. The adoption of ASU 2013-08 did not have a material impact on the financial statements.

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

The General Partner is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 6% performance hurdle rate that the Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation. Additionally, this reallocation is subject to a highwater mark provision.  For the years ended December 31, 2015, 2014 and 2013, the General Partner earned $23,982, $34,405,750 and $10,743,191 of performance reallocation fees, respectively.

Sardar Biglari is the Chairman, Chief Executive Officer and sole owner of the General Partner. Mr. Biglari is also the Chairman and Chief Executive Officer of Biglari Holdings Inc. (“Biglari Holdings”) and of Biglari Holdings’ wholly owned subsidiary, Steak n Shake Inc. (“Steak n Shake”).  Biglari Holdings and Steak n Shake are limited partners in the Fund and are subject to pay their proportional share of performance reallocation.

The General Partner of the Fund also serves as the general partner of The Lion Fund, L.P.  The Lion Fund, L.P. is a limited partner in the Fund and is not subject to a performance reallocation.

As of December 31, 2015, 2014 and 2013, Biglari Holdings, Steak n Shake and The Lion Fund, L.P. represented the limited partners in the Fund.

4.	FAIR VALUE MEASUREMENTS

Exchange-listed securities are valued at the last sale price on the principal exchange on which they are traded.  Level 1 securities in accordance with the U.S. GAAP established fair value hierarchy are based on unadjusted quoted prices in active markets for identical assets and liabilities.  As of December 31, 2015, 2014 and 2013, the total securities were $816,623,168, $683,828,584 and $436,163,822, respectively.  The securities are classified as Level 1 inputs within the U.S. GAAP established hierarchy.

Level 2 valuations in accordance with the U.S. GAAP established fair value hierarchy are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. The value of the derivative depends upon the contractual terms of, and specific risks inherent in the instrument, as well as, the availability and reliability of, observable inputs.  Such inputs include market prices for reference securities, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. As of December 31, 2015, the liability for the forward contract was $140,350,204.  The liability is classified as Level 2 inputs within the U.S. GAAP established hierarchy.

5.	SUBSEQUENT EVENTS

On December 17, 2015, The Lion Fund II, L.P. initiated a Rule 10b5-1 Trading Plan (the “Purchase Plan”). Under the Purchase Plan, a broker dealer will make periodic purchases of up to an aggregate of 24,000 shares at prevailing market prices. The purchases began on January 4, 2016 and the Purchase Plan was completed on February 3, 2016.

6.	FINANCIAL HIGHLIGHTS

	2015	2014	2013

Total return before performance reallocation	(13.31)%	28.59%	15.49%
Performance reallocation	0.00	(6.15)	(2.85)

Total return after performance reallocation	(13.31)%	22.44%	12.64%

Supplemental Data
	2015	2014	2013

Annual gross partnership return	(12.94)%	40.22%	30.88%
Annual net partnership return	(13.59)%	40.21%	30.87%

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

	2015	2014	2013
Ratio to average partners’ capital:
Expenses before performance reallocation	0.66%	0.01%	0.02%
Performance reallocation	0.00	7.21	5.11

Expenses including performance reallocation	0.66%	7.22%	5.13%

Net investment income	3.89%	3.28%	2.65%

Average partners’ capital is determined using the Fund’s partners’ capital measured at the end of each month. The performance reallocation to the General Partner is not included in the net investment income ratio.

Expenses include accounting fees, interest and other expenses. Net investment income is computed as investment income from dividends and interest, less expenses.

******

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 2016.

Signature	Title

/s/ Sardar Biglari	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Sardar Biglari

/s/ Bruce Lewis	Controller (Principal Financial and Accounting Officer)
Bruce Lewis

/s/ Philip Cooley	Director
Philip Cooley

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

/s/ William L. Johnson	Director
William L. Johnson

/s/ James P. Mastrian	Director
James P. Mastrian

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

INDEX TO EXHIBITS
Exhibit Number	Description
23.01	Consent of Independent Auditors
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications
99.01	Consent of The Lion Fund II, L.P.
The Lion Fund II Financial Statements are filed under Item 15(c).