Form 10-Q
period 2016-03-31
BIGLARI HOLDINGS INC.
filed 2016-05-06
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or

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

As of May 3, 2016, 2,066,864 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
 (dollars in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,581	$56,523
Investments	23,340	23,750
Receivables	9,997	17,716
Inventories	7,389	7,593
Deferred taxes	14,555	13,263
Other current assets	8,354	7,255
Total current assets	120,216	126,100
Property and equipment	328,093	332,324
Goodwill	40,049	40,022
Other intangible assets	21,690	21,673
Investment partnerships	546,482	471,689
Other assets	9,770	8,534
Total assets	$1,066,300	$1,000,342

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$35,645	$34,649
Accrued expenses	74,853	74,429
Current portion of notes payable and other borrowings	7,550	7,789
Total current liabilities	118,048	116,867
Long-term notes payable and other borrowings	292,959	296,062
Deferred taxes	152,613	125,130
Other liabilities	10,999	10,911
Total liabilities	574,619	548,970

Shareholders’ equity
Common stock - 2,066,864 and 2,066,691 shares outstanding	1,071	1,071
Additional paid-in capital	391,848	391,853
Retained earnings	467,145	415,982
Accumulated other comprehensive loss	(3,604)	(3,679)
Treasury stock, at cost	(364,779)	(353,855)
Biglari Holdings Inc. shareholders’ equity	491,681	451,372
Total liabilities and shareholders’ equity	$1,066,300	$1,000,342

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
 (dollars in thousands except per-share amounts)

	First Quarter
	2016	2015
	(Unaudited)
Revenues
Restaurant operations	$200,295	$196,736
Insurance premiums and other	5,499	3,654
Media advertising and other	2,448	5,438
	208,242	205,828
Cost and expenses
Restaurant cost of sales	155,737	154,761
Insurance losses and underwriting expenses	4,158	2,963
Media cost of sales	5,019	9,418
Selling, general and administrative	30,310	32,458
Depreciation and amortization	6,047	6,544
	201,271	206,144
Other income (expenses)
Interest and dividends	-	5
Interest expense	(2,922)	(3,006)
Interest on obligations under leases	(2,281)	(2,475)
Investment partnership gains	78,973	22,965
Total other income	73,770	17,489

Earnings before income taxes	80,741	17,173
Income tax expense	29,578	7,190

Net earnings	$51,163	$9,983
Earnings per share
Basic earnings per common share	$41.20	$5.36
Diluted earnings per common share	$41.16	$5.36

Weighted average shares and equivalents
Basic	1,241,733	1,861,572
Diluted	1,242,938	1,864,125

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	First Quarter
	2016	2015
	(Unaudited)
Net earnings	$51,163	$9,983
Other comprehensive income:
Net change in unrealized gains and losses on investments	(401)	(417)
Applicable income taxes	145	154
Foreign currency translation	331	63
Other comprehensive income (loss), net	75	(200)
Total comprehensive income	$51,238	$9,783

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Three Months
	2016	2015
	(Unaudited)
Operating activities
Net earnings	$51,163	$9,983
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	6,047	6,544
Provision for deferred income taxes	26,307	7,673
Asset impairments and other non-cash expenses	415	309
Loss on disposal of assets	265	202
Investment partnership gains	(78,973)	(22,965)
Distributions from investment partnerships	4,750	-
Changes in receivables and inventories	7,923	1,975
Changes in other assets	(2,085)	(2,203)
Changes in accounts payable and accrued expenses	1,443	(1,759)
Net cash provided by (used in) operating activities	17,255	(241)
Investing activities
Additions of property and equipment	(2,859)	(3,487)
Proceeds from property and equipment disposals	854	2
Purchases of investments	(24,472)	(11,494)
Redemptions of fixed maturity securities	12,989	500
Net cash used in investing activities	(13,488)	(14,479)
Financing activities
Payments on revolving credit facility	(96)	(25)
Principal payments on long-term debt	(2,201)	(550)
Principal payments on direct financing lease obligations	(1,461)	(1,585)
Proceeds form exercise of stock options	1	3
Net cash used in financing activities	(3,757)	(2,157)
Effect of exchange rate changes on cash	48	(5)
Increase (decrease) in cash and cash equivalents	58	(16,882)
Cash and cash equivalents at beginning of year	56,523	129,669
Cash and cash equivalents at end of first quarter	$56,581	$112,787

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2015	$1,071	$391,853	$415,982	$(3,679)	$(353,855)	$451,372
Net earnings			51,163			51,163
Other comprehensive income, net				75		75
Adjustment to treasury stock for holdings in investment partnerships					(10,930)	(10,930)
Exercise of stock options		(5)			6	1
Balance at March 31, 2016	$1,071	$391,848	$467,145	$(3,604)	$(364,779)	$491,681

Balance at December 31, 2014	$1,071	$391,877	$431,825	$(783)	$(98,439)	$725,551
Net earnings			9,983			9,983
Other comprehensive loss, net				(200)		(200)
Adjustment to treasury stock for holdings in investment partnerships					(4,278)	(4,278)
Exercise of stock options		(1)			4	3
Balance at March 31, 2015	$1,071	$391,876	$441,808	$(983)	$(102,713)	$731,059

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINACIAL STATEMENTS (Unaudited)
March 31, 2016
(dollars in thousands, except share and per-share data)

Note 1.  Summary of Significant Accounting Policies

Description of Business
The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the entire fiscal year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

Biglari Holdings is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

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

Note 2. New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification.  The objective of the update is to improve financial reporting by increasing transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments is permitted for all entities. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent deferred tax asset or liability. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. The Company does not believe the adoption of ASU 2015-17 will have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 on January 1, 2016. As of December 31, 2015, the Company reclassified $688 and $2,888 from other current assets and other assets, respectively, to current portion of notes payable and other borrowings and long-term notes payable and other borrowings, respectively, to conform to the current year classification.

Note 2. New Accounting Standards (continued)

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidations Analysis.  The amendments in this update provide guidance under GAAP about limited partnerships, which will be variable interest entities, unless the limited partners have either substantive kick-out rights or participation rights. It also changes the effect that fees paid to a decision maker or service provider have on the consolidation analysis and amends how variable interests held by related parties affect the consolidation conclusion.  The amendments in this update are effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted the provisions of ASU 2015-02 on January 1, 2016 and believes the adoption of this update has no material effect on the Company’s financial statements.

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

The Lion Fund, L.P. completed a Rule 10b5-1 Trading Plan purchasing 62,000 shares of the Company’s common stock from December 18, 2014 through April 20, 2015. On July 1, 2015, The Lion Fund II, L.P. completed a tender offer purchasing 616,312 shares of the Company’s common stock. The Lion Fund II, L.P. completed a Rule 10b5-1 Trading Plan purchasing 24,000 shares of the Company’s common stock from January 4, 2016 through February 3, 2016. All of the shares purchased in the Rule 10b5-1 Trading Plans and the tender offer remain legally outstanding. As of March 31, 2016, Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock was approximately 50.6%.

The following table presents a reconciliation of basic and diluted weighted average common shares.

	First Quarter
	2016	2015
Basic earnings per share:
Weighted average common shares	1,241,733	1,861,572
Diluted earnings per share:
Weighted average common shares	1,241,733	1,861,572
Dilutive effect of stock awards	1,205	2,553
Weighted average common and incremental shares	1,242,938	1,864,125

Number of share-based awards excluded from the calculation	-	-

Note 3. Earnings Per Share (continued)

The Company’s common stock is $0.50 stated value.  The following table presents shares authorized, issued and outstanding.

	March 31, 2016	December 31, 2015
Common stock authorized	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202
Treasury stock held by the Company	(75,338)	(75,511)
Outstanding shares	2,066,864	2,066,691
Proportional ownership of the Company's common stock in investment partnerships	(837,645)	(807,069)
Net outstanding shares for financial reporting purposes	1,229,219	1,259,622

Note 4. Investments

Investments consisted of the following.

	March 31, 2016	December 31, 2015
Cost	$24,825	$24,842
Gross unrealized gains	20	10
Gross unrealized losses	(1,505)	(1,102)
Fair value	$23,340	$23,750

Investment gains/losses are recognized when investments are sold (as determined on a specific identification basis) or as otherwise required by GAAP. The timing of realized gains and losses from sales can have a material effect on periodic earnings. However, such realized gains or losses usually have little, if any, impact on total shareholders’ equity because the investments are carried at fair value with any unrealized gains/losses included as a component of accumulated other comprehensive income in shareholders’ equity.  We believe that realized investment gains/losses are often meaningless in terms of understanding reported results. Short-term investment gains/losses have caused and may continue to cause volatility in our results.

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

Note 5.  Investment Partnerships (continued)

The fair value and adjustment for Company common stock held by the investment partnerships to determine carrying value of our partnership interest is presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2015	$734,668	$262,979	$471,689
Investment partnership gains	115,894	36,921	78,973
Contributions (net of distributions) to investment partnerships	6,750		6,750
Increase in proportionate share of Company stock held		10,930	(10,930)
Partnership interest at March 31, 2016	$857,312	$310,830	$546,482

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2014	$776,899	$78,917	$697,982
Investment partnership gains	25,790	2,825	22,965
Increase in proportionate share of Company stock held		4,278	(4,278)
Partnership interest at March 31, 2015	$802,689	$86,020	$716,669

The fair value of the investment partnerships net of deferred taxes is presented below.

	March 31, 2016	December 31, 2015
Fair value of investment partnerships	$857,312	$734,668
Deferred tax liability related to investment partnerships	(144,092)	(115,952)
Fair value of investment partnerships net of deferred taxes	$713,220	$618,716

The Company’s proportionate share of Company stock held by investment partnerships at cost is $343,757 and $332,827 at March 31, 2016 and December 31, 2015, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	First Quarter
	2016	2015

Investment partnership gains	$78,973	$22,965
Tax expense	28,585	7,853
Contribution to net earnings	$50,388	$15,112

As the general partner of the investment partnerships, Biglari Capital Corp. (“Biglari Capital”) on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits over an annual hurdle rate of 6% above the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year; however, no fees are reallocated until the end of the calendar year. During the first quarters of 2016 and 2015, the Company accrued incentive fees for Biglari Capital of $2,921 and $4,331, respectively. Our investments in these partnerships are committed on a rolling 5-year basis.

Note 5.  Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of March 31, 2016	$186,015	$975,987
Total liabilities as of March 31, 2016	$11,726	$173,732
Revenue for the first quarter ending March 31, 2016	$(1,738)	$130,525
Earnings for the first quarter ending March 31, 2016	$(1,771)	$129,285
Biglari Holdings’ Ownership Interest	63.4%	93.5%

Total assets as of December 31, 2015	$165,996	$819,323
Total liabilities as of December 31, 2015	$409	$141,274
Revenue for the first quarter ending March 31, 2015	$4,787	$29,883
Earnings for the first quarter ending March 31, 2015	$4,758	$29,472
Biglari Holdings’ Ownership Interest	58.7%	92.7%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Note 6. Property and Equipment

Property and equipment is composed of the following.

	March 31, 2016	December 31, 2015
Land	$162,113	$160,697
Buildings	156,951	156,909
Land and leasehold improvements	164,125	165,042
Equipment	200,314	199,934
Construction in progress	3,411	3,478
	686,914	686,060
Less accumulated depreciation and amortization	(358,821)	(353,736)
Property and equipment, net	$328,093	$332,324

Note 7. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2015	$28,109	$11,913	$40,022
Change in foreign exchange rates during first quarter 2016	27	-	27
Goodwill at March 31, 2016	$28,136	$11,913	$40,049

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

Note 7. Goodwill and Other Intangibles (continued)

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.  No impairment charges for goodwill were recorded in the first quarter of 2016 or 2015.

Other Intangibles
Other intangibles are composed of the following.

	March 31, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(3,186)	$2,124	$5,310	$(3,054)	$2,256
Other	810	(676)	134	810	(667)	143
Total	6,120	(3,862)	2,258	6,120	(3,721)	2,399
Intangible assets with indefinite lives:
Trade names	15,876	-	15,876	15,876	-	15,876
Other assets with indefinite lives	3,556	-	3,556	3,398	-	3,398
Total intangible assets	$25,552	$(3,862)	$21,690	$25,394	$(3,721)	$21,673

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for the first quarters of 2016 and 2015 was $141 and $142, respectively. Total annual amortization expense for years 2017 through 2019 will approximate $560 per year.  The Company’s intangible assets with definite lives will fully amortize in 2020.

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	First Quarter
	2016	2015
Net sales	$195,067	$192,170
Franchise royalties and fees	4,350	3,656
Other	878	910
	$200,295	$196,736

Note 9. Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	March 31, 2016	December 31, 2015
Notes payable	$2,200	$2,200
Unamortized original issue discount	(300)	(296)
Unamortized debt issuance costs	(693)	(688)
Obligations under leases	5,653	5,787
Western revolver	690	786
Total current portion of notes payable and other borrowings	$7,550	$7,789

Long-term notes payable and other borrowings
Notes payable	$207,974	$210,175
Unamortized original issue discount	(1,326)	(1,403)
Unamortized debt issuance costs	(2,713)	(2,888)
Obligations under leases	89,024	90,178
Total long-term notes payable and other borrowings	$292,959	$296,062

ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. As of December 31, 2015, the Company reclassified unamortized debt issuance costs from other assets to notes payable and other borrowings.

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

The interest rate on the term loan was 4.75% as of March 31, 2016.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of March 31, 2016, $210,174 was outstanding under the term loan, and no amount was outstanding under the revolver.

Note 9. Borrowings (continued)

Steak n Shake had $10,188 in standby letters of credit outstanding as of March 31, 2016 and December 31, 2015.

Western Revolver
As of March 31, 2016, Western has $690 due June 13, 2016.

Interest Rate Swap
During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement which matured on February 15, 2016.  The notional amount of the interest rate swap was $1,000 with a fair value of $2 on December 31, 2015.

Fair Value of Debt
The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at March 31, 2016 and December 31, 2015.  The fair value was determined to be a Level 3 fair value measurement.

Note 10.  Accumulated Other Comprehensive Income

During the first quarters of 2016 and 2015, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(2,992)	$(687)	$(3,679)	$(620)	$(163)	$(783)
Other comprehensive income
(loss) before reclassifications	331	(256)	75	63	(263)	(200)
Ending Balance	$(2,661)	$(943)	$(3,604)	$(557)	$(426)	$(983)

There were no reclassifications made from accumulated other comprehensive income to the consolidated statement of earnings during the first quarters of 2016 and 2015.

Note 11. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates.  Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax expense for the first quarter of 2016 was $29,578 compared to $7,190 for the first quarter of 2015.  The variance in income tax expense between 2016 and 2015 is primarily attributable to tax expense on income from investment partnerships.  The tax expense for investment partnership gains was $28,585 and $7,853 during first quarter 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, we had approximately $448 and $413, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

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

Interest rate swaps: Interest rate swaps are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy.

Note 13. Fair Value of Financial Assets and Liabilities (continued)

As of March 31, 2016 and December 31, 2015, the fair values of financial assets and liabilities were as follows.

	March 31, 2016				December 31, 2015

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,513	$-	$-	$1,513	$700	$-	$-	$700
Equity securities:
Insurance	4,798	-	-	4,798	5,046	-	-	5,046
Bonds	-	21,172	-	21,172	-	21,304	-	21,304
Non-qualified deferred
compensation plan investments	2,286	-	-	2,286	2,203	-	-	2,203
Total assets at fair value	$8,597	$21,172	$-	$29,769	$7,949	$21,304	$-	$29,253

Liabilities
Interest rate swaps	$-	$-	$-	$-	$-	$2	$-	$2
Total liabilities at fair value	$-	$-	$-	$-	$-	$2	$-	$2

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

Shared Services Agreement
Connected with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate above the previous high-water mark. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or the renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. under their respective partnership agreements.  The Company provided services for Biglari Capital under the Shared Services Agreement costing an aggregate of $301 and $85 for the first quarters of 2016 and 2015, respectively.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of March 31, 2016, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $857,312.

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits over an annual hurdle rate of 6% above the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year; however, no fees are reallocated until the end of the calendar year. The Company accrued $2,921 and $4,331 in incentive fees for Biglari Capital during the first quarters of 2016 and 2015, respectively.

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

Note 15. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon operations.

Our restaurant operations includes Steak n Shake and Western. As a result of the acquisitions of Maxim and First Guard, the Company reports segment information for these businesses. Prior to the fourth quarter of 2015, other business activities not specifically identified with reportable business segments were presented in corporate. Such other business activities are now presented in “other” within total operating businesses. Prior periods have been reclassified to conform to the current presentation. We report our earnings from investment partnerships separate from corporate.

We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are neither necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations.

The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements.

Revenue by segment for the first quarters of 2016 and 2015 were as follows.

	First Quarter
	2016	2015
Operating Businesses:
Restaurant Operations:
Steak n Shake	$196,898	$193,453
Western	3,397	3,283
Total Restaurant Operations	200,295	196,736
First Guard	5,499	3,654
Maxim	2,448	5,438
	$208,242	$205,828

Note 15. Business Segment Reporting (continued)

Earnings (losses) before income taxes by segment for the first quarters of 2016 and 2015 were as follows.

	First Quarter
	2016	2015
Operating Businesses:
Restaurant Operations:
Steak n Shake	$8,362	$6,235
Western	586	410
Total Restaurant Operations	8,948	6,645
First Guard	1,327	660
Maxim	(3,515)	(5,886)
Other	125	57
Total Operating Businesses	6,885	1,476
Corporate and Investments:
Corporate	(2,195)	(4,262)
Investment partnership gains	78,973	22,965
Total Corporate and Investments	76,778	18,703
Interest expense on notes payable and other borrowings	(2,922)	(3,006)
	$80,741	$17,173

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands except per share data)

Overview

Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

The Lion Fund II, L.P., a private investment partnership of which Mr. Biglari controls the general partner, purchased 24,000 shares of Biglari Holdings common stock from January 4, 2016 through February 3, 2016. Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock is approximately 50.6%.

Net earnings attributable to Biglari Holdings shareholders for the first quarters of 2016 and 2015 are disaggregated in the table that follows.  Amounts are recorded after deducting income taxes.

	First Quarter
	2016	2015
Operating businesses:
Restaurant	$5,478	$3,648
Insurance	876	436
Media	(2,237)	(3,900)
Other	59	(20)
Total operating businesses	4,176	164
Corporate	(1,589)	(3,429)
Investment partnership gains	50,388	15,112
Interest expense on notes payable and other borrowings	(1,812)	(1,864)
	$51,163	$9,983

Our restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”).  As of March 31, 2016, Steak n Shake comprised 417 company-operated restaurants and 147 franchised units. Western comprised 4 company-operated restaurants and 66 franchised units.

Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”), which we acquired on March 19, 2014.  First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.

Our media business is composed of Maxim Inc. (“Maxim”).  We acquired certain assets and liabilities of Maxim on February 27, 2014.  Maxim’s business lies principally in media and licensing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western comprise 634 company-operated and franchised restaurants as of March 31, 2016.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of December 31, 2014	417	128	4	68	617
Net restaurants opened (closed)	-	1	-	(1)	-
Total stores as of March 31, 2015	417	129	4	67	617

Total stores as of December 31, 2015	417	144	4	66	631
Net restaurants opened (closed)	-	3	-	-	3
Total stores as of March 31, 2016	417	147	4	66	634

Earnings of our restaurant operations are summarized below.

	First Quarter
	2016		2015
Revenue
Net sales	$195,067		$192,170
Franchise royalties and fees	4,350		3,656
Other revenue	878		910
Total revenue	200,295		196,736

Restaurant cost of sales
Cost of food (1)	53,992	27.7%	57,111	29.7%
Restaurant operating costs (1)	97,232	49.8%	93,327	48.6%
Rent (1)	4,513	2.3%	4,323	2.2%
Total cost of sales	155,737		154,761

Selling, general and administrative
General and administrative (2)	13,980	7.0%	16,408	8.3%
Marketing (2)	12,570	6.3%	9,930	5.0%
Other expenses (2)	1,064	0.5%	360	0.2%
Total selling, general and administrative	27,614	13.8%	26,698	13.6%

Depreciation and amortization (2)	5,715	2.9%	6,157	3.1%

Interest on obligations under leases	2,281		2,475

Earnings before income taxes	8,948		6,645

Income tax expense	3,470		2,997

Contribution to net earnings	$5,478		$3,648

(1) Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.
(2) General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales during the first quarter of 2016 was $195,067, representing an increase of $2,897 over the first quarter of 2015.  The increased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales during the first quarter 2016 increased 1.8%, whereas customer traffic was flat. The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.

Franchise royalties and fees during the first quarter of 2016 increased 19.0% compared to those in 2015.  Steak n Shake opened five franchise units, closed one, and repurchased another during the first quarter of 2016.  The increase in sales during the first quarter of 2016 is primarily attributable to the revenue from Steak n Shake units opened during 2015.

Cost of food in the first quarter of 2016 was $53,992 or 27.7% of net sales, compared to the first quarter in 2015 of $57,111 or 29.7% of net sales.  The decrease as a percent of net sales during the first quarter was primarily attributable to lower beef costs.

Restaurant operating costs during the first quarter of 2016 were $97,232 or 49.8% of net sales, compared to $93,327 or 48.6% of net sales in 2015.  The increased costs were mainly based on higher sales.  Costs as a percent of net sales during the first quarter increased principally due to higher insurance expenses.

Selling, general and administrative expenses during the first quarter of 2016 were $27,614 or 13.8% of total revenues.  The expenses in the first quarter 2015 were $26,698 or 13.6% of total revenues.  General and administrative expenses decreased by $2,428 during the first quarter of 2016 compared to the same period in 2015 primarily due to decreased personnel expenses. Marketing increased by $2,640 in the first quarter of 2016 compared to the same period of 2015 primarily due to an increase in promotional advertising.

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  Earnings of our insurance business are summarized below.

	First Quarter
	2016	2015
Premiums written	$5,361	$3,498
Insurance losses	2,703	2,168
Underwriting expenses	1,455	795
Pre-tax underwriting gain	1,203	535
Other income
Commissions	95	83
Investment income	43	73
Other income (expense)	(14)	(31)
Total other income	124	125
Earnings before income taxes	1,327	660
Income tax expense	451	224
Contribution to net earnings	$876	$436

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Underwriting results in the first quarter of 2016 of First Guard increased significantly from 2015.  Pre-tax underwriting gain was $1,203 in the first quarter of 2016 compared to $535 in 2015. The increase in pre-tax underwriting gain was mainly based on higher premiums written.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Media

Maxim’s business lies principally in media and licensing.  Earnings of our media operations are summarized below.

	First Quarter
	2016	2015
Revenue	$2,448	$5,438
Media cost of sales	5,019	9,418
General and administrative expenses	888	1,834
Depreciation and amortization	56	72
Loss before income taxes	(3,515)	(5,886)
Income tax benefit	(1,278)	(1,986)
Contribution to net earnings	$(2,237)	$(3,900)

On February 27, 2014, we acquired the assets of Maxim.

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

Investment Partnership Gains

Earnings from our investments in partnerships are summarized below.

	First Quarter
	2016	2015
Investment partnership gain	$78,973	$22,965
Tax expense	28,585	7,853
Contribution to net earnings	$50,388	$15,112

The Company recorded after-tax gains from investment partnerships of $50,388 and $15,112 during the first quarters of 2016 and 2015, respectively.  The volatility of the gains and losses during the various periods is attributable to changes in market values of investments held by the investment partnerships.

Certain of the investment partnerships hold the Company’s common stock as investments.  The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding.   Gains and losses on Company common stock included in the earnings of these partnerships are eliminated.

Interest Expense

The Company’s interest expense is summarized below.

	First Quarter
	2016	2015
Interest expense on notes payable and other borrowings	$2,922	$3,006
Tax benefit	1,110	1,142
Interest expense net of tax	$1,812	$1,864

Interest expense during the first quarter of 2016 was $2,922 compared to $3,006 for the first quarter of 2015.  The outstanding balance under Steak n Shake’s credit facility on March 31, 2016 was $210,174 with a 4.75% interest rate.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate expenses, net of tax, during the first quarter of 2016 was $1,589 compared to $3,429 for the first quarter of 2015. The decrease in expenses during 2016 was primarily attributable to lower legal expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Tax Expense

Income tax expense for the first quarter of 2016 was $29,578 compared to $7,190 for the first quarter of 2015.  The variance in income tax expense between 2016 and 2015 is primarily attributable to tax expense on income from investment partnerships.  The tax expense for investment partnership gains was $28,585 and $7,853 during 2016 and 2015, respectively.

Financial Condition

Our balance sheet continues to maintain significant liquidity. Our consolidated shareholders’ equity on March 31, 2016 was $491,681 compared to $451,372 on December 31, 2015. Shareholders’ equity increased during the quarter ended March 31, 2016 primarily because of net earnings of $51,163.  The increase from net earnings was offset by an increase in treasury stock of $10,930 attributable to purchases of Biglari Holdings common stock by The Lion Fund II, L.P.

Consolidated cash and investments are summarized below.

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$56,581	$56,523
Investments	23,340	23,750
Fair value of interest in investment partnerships	857,312	734,668
Total cash and investments	937,233	814,941
Less portion of Company stock held by investment partnerships	(310,830)	(262,979)
Carrying value of cash and investments on balance sheet	$626,403	$551,962

Liquidity
Cash provided by operating activities during the first three months of 2016 was $17,255 compared to cash used in operating activities of $241 during 2015. The increase was primarily a result of $9,268 increase in the Company’s working capital accounts and $4,750 of distributions from the investment partnerships. Cash provided by the Company’s working capital accounts increased in the first quarter of 2016 primarily because of collections of receivables relating to Steak n Shake’s third party gift card sales.

Net cash used in investing activities during the first quarter of 2016 of $13,488 primarily consisted of purchases of investments (net of redemptions of fixed maturity securities) of $11,483 and capital expenditures of $2,859. Net cash used in investing activities during the first quarter of 2015 of $14,479 primarily consisted of purchases of investments (net of redemptions of fixed maturity securities) of $10,994 and capital expenditures of $3,487.

Net cash used in financing activities was $3,757 during the first quarter of 2016 as compared to $2,157 during 2015. The increase in cash used in financing activities is primarily due to an additional $1,651 payment of long-term debt made during the first quarter of 2016.

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

As of March 31, 2016, the interest rate on the term loan was 4.75%.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. As of March 31, 2016, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests on substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. At March 31, 2016, $210,174 was outstanding under the term loan, and no amount is outstanding under the revolver.

Steak n Shake had $10,188 in standby letters of credit outstanding as of March 31, 2016 and December 31, 2015.

Western Revolver
As of March 31, 2016, Western has $690 due June 13, 2016.

Interest Rate Swap
During fiscal year 2011, Steak n Shake entered into an interest rate swap agreement, which matured on February 15, 2016.  The notional amount of the interest rate swap was $1,000 with a fair value of $2 on December 31, 2015.

Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our consolidated financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our consolidated financial statements will likely increase or decrease in the future as additional information becomes available.  There have been no material changes to critical accounting policies previously disclosed in our  annual report on Form 10-K for the year ended December 31, 2015.

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

Cautionary Note Regarding Forward-Looking Statements
This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items, and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate,” “believe,” “expect,” “may,” and other similar terminology. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, many beyond our control, including, but not limited to, the risks and uncertainties described in Item 1A, Risk Factors of our annual report on Form 10-K. We undertake no obligation to publicly update or revise them, except as may be required by law.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $56,982 along with a corresponding change in shareholders’ equity of approximately 7%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At March 31, 2016, a hypothetical 100 basis point increase in short-term interest rates would not have a significant impact on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first quarter of 2016.

ITEM 4.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information in response to this Item is included in Note 12 to the Consolidated Financial Statements included in Part 1 Item 1 of this Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

An investment in the common stock of any company involves a degree of risk. Investors should consider carefully the risks and uncertainties described in the Company’s annual report on Form 10−K filed with the SEC, as well as the risks subsequently disclosed in our reports filed with the SEC, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm the Company’s business, financial condition, and results of operations. The occurrence of risk factors could harm the Company’s business, financial condition, and results of operations. The trading price of the Company’s common stock could decline due to any of these risks and uncertainties, and stockholders may lose part or all of their investment.

The following material changes in the risk factors previously disclosed in the Company’s Form 10-K for 2015.

We are a “controlled company” within the meaning of the NYSE rules and may rely on exemptions from certain corporate governance requirements.
Because Mr. Biglari beneficially owns more than 50% of the Company’s outstanding voting stock, we are considered a “controlled company” pursuant to New York Stock Exchange rules. As a result, we may elect not to comply with certain director independence and board committee requirements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on purchases of our common stock during the first quarter of 2016 by The Lion Fund II, L.P. and Sardar Biglari, each of whom may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.  On December 17, 2015, The Lion Fund II, L.P. entered into a Rule 10b5-1 Trading Plan (the “Purchase Plan”) pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under the Purchase Plan, a broker dealer will make periodic purchases of up to an aggregate of 24,000 shares of the Company’s common stock on behalf of The Lion Fund II, L.P. at prevailing market prices, subject to the terms of the Purchase Plan.  From January 4, 2016 to February 3, 2016 The Lion Fund II, L.P. purchased 24,000 shares under the Purchase Plan.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

January 1, 2016 – Janaury 31, 2016	20,650	$346.92	20,650	3,350
February 1, 2016 – February 29, 2016	3,350	$385.46	3,350	-
March 1, 2016 – March 31, 2016	-	$-	-	-
Total	24,000		24,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.
_________________
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2016

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller