Form 10-Q
period 2016-06-30
BIGLARI HOLDINGS INC.
filed 2016-08-05
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 1, 2016, 2,066,864 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
 (dollars in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,360	$56,523
Investments	21,261	23,750
Receivables	9,250	17,716
Inventories	6,859	7,593
Deferred taxes	14,074	13,263
Other current assets	7,501	7,255
Total current assets	125,305	126,100
Property and equipment	324,212	332,324
Goodwill	40,033	40,022
Other intangible assets	21,464	21,673
Investment partnerships	591,884	471,689
Other assets	14,183	8,534
Total assets	$1,117,081	$1,000,342

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$38,359	$34,649
Accrued expenses	79,379	74,429
Current portion of notes payable and other borrowings	7,303	7,789
Total current liabilities	125,041	116,867
Long-term notes payable and other borrowings	286,331	296,062
Deferred taxes	170,122	125,130
Other liabilities	11,073	10,911
Total liabilities	592,567	548,970

Shareholders’ equity
Common stock - 2,066,864 and 2,066,691 shares outstanding	1,071	1,071
Additional paid-in capital	391,848	391,853
Retained earnings	504,662	415,982
Accumulated other comprehensive loss	(2,997)	(3,679)
Treasury stock, at cost	(370,070)	(353,855)
Biglari Holdings Inc. shareholders’ equity	524,514	451,372
Total liabilities and shareholders’ equity	$1,117,081	$1,000,342

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS
 (dollars in thousands except per share amounts)

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$210,709	$211,631	$411,004	$408,367
Insurance premiums and other	5,731	3,717	11,230	7,371
Media advertising and other	2,673	6,608	5,121	12,046
	219,113	221,956	427,355	427,784
Cost and expenses
Restaurant cost of sales	160,801	159,005	316,538	313,766
Insurance losses and underwriting expenses	3,619	2,560	7,777	5,523
Media cost of sales	5,048	9,183	10,067	18,601
Selling, general and administrative	32,838	36,198	63,148	68,656
Depreciation and amortization	5,349	6,226	11,396	12,770
	207,655	213,172	408,926	419,316
Other income (expenses)
Interest and dividends	-	3	-	8
Interest expense	(2,873)	(2,997)	(5,795)	(6,003)
Interest on obligations under leases	(2,749)	(2,410)	(5,030)	(4,885)
Investment partnership gains (losses)	51,243	(5,557)	130,216	17,408
Total other income (loss)	45,621	(10,961)	119,391	6,528

Earnings (loss ) before income taxes	57,079	(2,177)	137,820	14,996
Income tax expense (benefit)	19,562	(2,203)	49,140	4,987

Net earnings	$37,517	$26	$88,680	$10,009
Earnings per share
Basic earnings per common share	$30.60	$0.01	$71.87	$5.40
Diluted earnings per common share	$30.57	$0.01	$71.80	$5.39

Weighted average shares and equivalents
Basic	1,225,979	1,848,279	1,233,856	1,854,889
Diluted	1,227,277	1,850,427	1,235,112	1,857,243

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net earnings	$37,517	$26	$88,680	$10,009
Other comprehensive income:
Net change in unrealized gains and losses on investments	988	(126)	587	(543)
Applicable income taxes	(364)	46	(219)	200
Reclassification of investment (appreciation) depreciation in net earnings	306	55	306	55
Applicable income taxes	(113)	(19)	(113)	(19)
Foreign currency translation	(210)	65	121	128
Other comprehensive income (loss), net	607	21	682	(179)
Total comprehensive income	$38,124	$47	$89,362	$9,830

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	First Six Months
	2016	2015
	(Unaudited)
Operating activities
Net earnings	$88,680	$10,009
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	11,396	12,770
Provision for deferred income taxes	43,837	1,185
Asset impairments and other non-cash expenses	1,312	337
Loss on disposal of assets	201	407
Realized investment (gains) losses	-	55
Investment partnership gains	(130,216)	(17,408)
Distributions from investment partnerships	9,475	-
Changes in receivables and inventories	9,200	4,683
Changes in other assets	(837)	(1,193)
Changes in accounts payable and accrued expenses	8,027	12,514
Net cash provided by operating activities	41,075	23,359
Investing activities
Additions of property and equipment	(4,341)	(6,102)
Proceeds from property and equipment disposals	1,084	137
Purchases of investments	(29,733)	(85,985)
Redemptions of fixed maturity securities	12,977	11,657
Net cash used in investing activities	(20,013)	(80,293)
Financing activities
Payments on revolving credit facility	(256)	(74)
Principal payments on long-term debt	(8,178)	(1,100)
Principal payments on direct financing lease obligations	(2,820)	(3,554)
Proceeds from exercise of stock options	1	3
Net cash used in financing activities	(11,253)	(4,725)
Effect of exchange rate changes on cash	28	(3)
Increase (decrease) in cash and cash equivalents	9,837	(61,662)
Cash and cash equivalents at beginning of year	56,523	129,669
Cash and cash equivalents at end of second quarter	$66,360	$68,007

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2015	$1,071	$391,853	$415,982	$(3,679)	$(353,855)	$451,372
Net earnings			88,680			88,680
Other comprehensive income, net				682		682
Adjustment to treasury stock for holdings in investment partnerships					(16,221)	(16,221)
Exercise of stock options		(5)			6	1
Balance at June 30, 2016	$1,071	$391,848	$504,662	$(2,997)	$(370,070)	$524,514

Balance at December 31, 2014	$1,071	$391,877	$431,825	$(783)	$(98,439)	$725,551
Net earnings			10,009			10,009
Other comprehensive loss, net				(179)		(179)
Adjustment to treasury stock for holdings in investment partnerships					(8,810)	(8,810)
Exercise of stock options		(1)			4	3
Balance at June 30, 2015	$1,071	$391,876	$441,834	$(962)	$(107,245)	$726,574

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016
(dollars in thousands, except share and per share data)

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

Note 2. New Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification.  The objective of the update is to improve financial reporting by increasing transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments is permitted for all entities. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.

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

Note 2.  New Accounting Standards (continued)

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidations Analysis.  The amendments in this update provide guidance under GAAP about limited partnerships, which will be variable interest entities, unless the limited partners have either substantive kick-out rights or participation rights. It also changes the effect that fees paid to a decision maker or service provider have on the consolidation analysis and amends how variable interests held by related parties affect the consolidation conclusion.  The amendments in this update are effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted the provisions of ASU 2015-02 on January 1, 2016.  The adoption of this update has no material effect on the Company’s financial statements.

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

From December 18, 2014 to June 30, 2016, The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, the “investment partnerships”) purchased an aggregate of 715,407 shares of the Company’s common stock pursuant to Rule 10b5-1 Trading Plans and a tender offer, of which 37,095 shares were purchased during the first six months of 2016.  All of the shares purchased by the investment partnerships remain legally outstanding.  As of June 30, 2016, Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock was approximately 51.3%.

Note 3. Earnings Per Share (continued)

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Second Quarter		First Six Months
	2016	2015	2016	2015
Basic earnings per share:
Weighted average common shares	1,225,979	1,848,279	1,233,856	1,854,889
Diluted earnings per share:
Weighted average common shares	1,225,979	1,848,279	1,233,856	1,854,889
Dilutive effect of stock awards	1,298	2,148	1,256	2,354
Weighted average common and incremental shares	1,227,277	1,850,427	1,235,112	1,857,243

Number of share-based awards excluded from the calculation	-	-	-	-

The Company’s common stock is $0.50 stated value.  The following table presents shares authorized, issued and outstanding.

	June 30, 2016	December 31, 2015
Common stock authorized	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202
Treasury stock held by the Company	(75,338)	(75,511)
Outstanding shares	2,066,864	2,066,691
Proportional ownership of the Company's common stock in investment partnerships	(850,839)	(807,069)
Net outstanding shares for financial reporting purposes	1,216,025	1,259,622

Note 4. Investments

Investments consisted of the following.

	June 30, 2016	December 31, 2015
Cost	$21,450	$24,842
Gross unrealized gains	36	10
Gross unrealized losses	(225)	(1,102)
Fair value	$21,261	$23,750

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

Investments in equity securities and a related put option of $4,464 are included in other assets and recorded at fair value.

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2015	$734,668	$262,979	$471,689
Investment partnership gains	189,857	59,335	130,522
Contributions (net of distributions) to investment partnerships	5,894		5,894
Increase in proportionate share of Company stock held		16,221	(16,221)
Partnership interest at June 30, 2016	$930,419	$338,535	$591,884

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2014	$776,899	$78,917	$697,982
Investment partnership gains	20,155	2,747	17,408
Contributions (net of distributions) to investment partnerships	63,000		63,000
Increase in proportionate share of Company stock held		8,810	(8,810)
Partnership interest at June 30, 2015	$860,054	$90,474	$769,580

The fair value of the investment partnerships net of deferred taxes is presented below.

	June 30, 2016	December 31, 2015
Fair value of investment partnerships	$930,419	$734,668
Deferred tax liability related to investment partnerships	(162,097)	(115,952)
Fair value of investment partnerships net of deferred taxes	$768,322	$618,716

The Company’s proportionate share of Company stock held by investment partnerships at cost is $349,048 and $332,827 at June 30, 2016 and December 31, 2015, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock.  Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Second Quarter		First Six Months
	2016	2015	2016	2015
Investment partnership gains (losses)	$51,549	$(5,557)	$130,522	$17,408
Loss on contribution of securities to investment partnership	(306)	-	(306)	-
Investment partnership gains (losses)	51,243	(5,557)	130,216	17,408
Tax expense (benefit)	18,171	(3,002)	46,756	4,851
Contribution to net earnings	$33,072	$(2,555)	$83,460	$12,557

Non-cash investments were $1,219 (net of non-cash distributions) for the first six months of 2016.

As the general partner of the investment partnerships, Biglari Capital Corp. (“Biglari Capital”) on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits over an annual hurdle rate of 6% above the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year; however, no fees are reallocated until the end of the calendar year. As of June 30, 2016 and 2015, the Company accrued incentive fees for Biglari Capital of $17,857 and $526, respectively. Our investments in these partnerships are committed on a rolling 5-year basis.

Note 5.  Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of June 30, 2016	$198,210	$1,088,067
Total liabilities as of June 30, 2016	$8,563	$199,518
Revenue for the first six months ending June 30, 2016	$9,655	$223,759
Earnings for the first six months ending June 30, 2016	$9,563	$221,154
Biglari Holdings’ Ownership Interest	64.5%	93.5%

Total assets as of December 31, 2015	$165,996	$819,323
Total liabilities as of December 31, 2015	$409	$141,274
Revenue for the first six months ending June 30, 2015	$5,112	$20,171
Earnings for the first six months ending June 30, 2015	$5,054	$18,888
Biglari Holdings’ Ownership Interest	59.8%	93.3%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Note 6. Property and Equipment

Property and equipment is composed of the following.

	June 30, 2016	December 31, 2015
Land	$161,886	$160,697
Buildings	157,169	156,909
Land and leasehold improvements	164,514	165,042
Equipment	200,419	199,934
Construction in progress	2,974	3,478
	686,962	686,060
Less accumulated depreciation and amortization	(362,750)	(353,736)
Property and equipment, net	$324,212	$332,324

Note 7. Goodwill and Other Intangibles

Goodwill
Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2015	$28,109	$11,913	$40,022
Change in foreign exchange rates during first six months 2016	11	-	11
Goodwill at June 30, 2016	$28,120	$11,913	$40,033

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

Note 7. Goodwill and Other Intangibles (continued)

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results.  No impairment charges for goodwill were recorded in the first six months of 2016 or 2015.

Other Intangibles
Other intangibles are composed of the following.

	June 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(3,319)	$1,991	$5,310	$(3,054)	$2,256
Other	810	(687)	123	810	(667)	143
Total	6,120	(4,006)	2,114	6,120	(3,721)	2,399
Intangible assets with indefinite lives:
Trade names	15,876	-	15,876	15,876	-	15,876
Other assets with indefinite lives	3,474	-	3,474	3,398	-	3,398
Total intangible assets	$25,470	$(4,006)	$21,464	$25,394	$(3,721)	$21,673

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for the first six months of 2016 and 2015 was $285 and $286, respectively. Total annual amortization expense for years 2017 through 2019 will approximate $560 per year.  The Company’s intangible assets with definite lives will fully amortize in 2020.

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	Second Quarter		First Six Months
	2016	2015	2016	2015
Net sales	$205,082	$206,278	$400,149	$398,448
Franchise royalties and fees	4,784	4,420	9,134	8,076
Other	843	933	1,721	1,843
	$210,709	$211,631	$411,004	$408,367

Note 9. Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	June 30, 2016	December 31, 2015
Notes payable	$2,200	$2,200
Unamortized original issue discount	(302)	(296)
Unamortized debt issuance costs	(700)	(688)
Obligations under leases	5,575	5,787
Western revolver	530	786
Total current portion of notes payable and other borrowings	$7,303	$7,789

Long-term notes payable and other borrowings
Notes payable	$201,998	$210,175
Unamortized original issue discount	(1,250)	(1,403)
Unamortized debt issuance costs	(2,533)	(2,888)
Obligations under leases	88,116	90,178
Total long-term notes payable and other borrowings	$286,331	$296,062

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

The interest rate on the term loan was 4.75% as of June 30, 2016.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of June 30, 2016, $204,198 was outstanding under the term loan, and no amount was outstanding under the revolver.

Steak n Shake had $10,188 in standby letters of credit outstanding as of June 30, 2016 and December 31, 2015.

Note 9. Borrowings (continued)

Western Revolver
As of June 30, 2016, Western has $530 due December 13, 2016.

Fair Value of Debt
The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at June 30, 2016 and December 31, 2015.  The fair value was determined to be a Level 3 fair value measurement.

Note 10.  Accumulated Other Comprehensive Income

During the first six months of 2016 and 2015, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(2,992)	$(687)	$(3,679)	$(620)	$(163)	$(783)
Other comprehensive income (loss) before reclassifications	121	368	489	128	(343)	(215)
Reclassification to (earnings) loss	-	193	193	-	36	36
Ending Balance	$(2,871)	$(126)	$(2,997)	$(492)	$(470)	$(962)

Reclassifications made from accumulated other comprehensive income to the consolidated statement of earnings during the first six months of 2016 and 2015 were as follows.

Reclassifications from Accumulated Other Comprehensive Income	2016	2015	Affected Line Item in the Consolidated Statement of Earnings
Investment gain	$-	$(55)	Insurance premiums and other
	(306)	-	Investment partnership gains (losses)
	(113)	(19)	Income tax expense (benefit)
	$(193)	$(36)	Net of tax

During the second quarters of 2016 and 2015, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Second Quarter 2016			Second Quarter 2015
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(2,661)	$(943)	$(3,604)	$(557)	$(426)	$(983)
Other comprehensive income (loss) before reclassifications	(210)	624	414	65	(80)	(15)
Reclassification to (earnings) loss	-	193	193	-	36	36
Ending Balance	$(2,871)	$(126)	$(2,997)	$(492)	$(470)	$(962)

Note 10.  Accumulated Other Comprehensive Income (continued)

Reclassifications made from accumulated other comprehensive income to the consolidated statement of earnings during the second quarters of 2016 and 2015 were as follows.

Reclassifications from Accumulated Other Comprehensive Income	Second Quarter 2016	Second Quarter 2015	Affected Line Item in the Consolidated Statement of Earnings
Investment gain	$-	$(55)	Insurance premiums and other
	(306)	-	Investment partnership gains (losses)
	(113)	(19)	Income tax expense (benefit)
	$(193)	$(36)	Net of tax

Note 11. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates.  Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax expense for the second quarter of 2016 was $19,562 compared to a tax benefit of $2,203 for the second quarter of 2015.  Income tax expense for the first six months of 2016 was $49,140 compared to $4,987 for the first six months of 2015.  The variance in income tax expense between 2016 and 2015 is primarily attributable to tax expense on income from investment partnerships.  The tax expense for investment partnership gains was $18,171 during the second quarter of 2016 compared to a tax benefit for investment partnership losses of $3,002 during the second quarter of 2015, and the tax expense for investment partnership gains was $46,756 during the first six months of 2016 compared to $4,851 during the first six months of 2015.

As of June 30, 2016 and December 31, 2015, we had approximately $476 and $413, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

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

Derivative instruments: Options related to equity securities and interest rate swaps are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy.

Note 13. Fair Value of Financial Assets and Liabilities (continued)

As of June 30, 2016 and December 31, 2015, the fair values of financial assets and liabilities were as follows.

	June 30, 2016				December 31, 2015

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$504	$-	$-	$504	$700	$-	$-	$700
Equity securities: Insurance	-	-	-	-	5,046	-	-	5,046
Consumer goods	2,531	-	-	2,531	-	-	-	-
Bonds	-	23,893	-	23,893	-	21,304	-	21,304
Options on equity securities	-	1,933	-	1,933	-	-	-	-
Non-qualified deferred compensation plan investments	2,498	-	-	2,498	2,203	-	-	2,203
Total assets at fair value	$5,533	$25,826	$-	$31,359	$7,949	$21,304	$-	$29,253

Liabilities
Interest rate swaps	$-	$-	$-	$-	$-	$2	$-	$2
Total liabilities at fair value	$-	$-	$-	$-	$-	$2	$-	$2

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

Shared Services Agreement
Connected with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate above the previous high-water mark. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or the renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. under their respective partnership agreements.  The Company provided services for Biglari Capital under the Shared Services Agreement costing an aggregate of $351 and $3,706 for the second quarters of 2016 and 2015, respectively, and $652 and $3,791 for the first six months of 2016 and 2015, respectively.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of June 30, 2016, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $930,419.

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits over an annual hurdle rate of 6% above the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year; however, no fees are reallocated until the end of the calendar year. The Company accrued $17,857 and $526 in incentive fees for Biglari Capital during the first six months of 2016 and 2015, respectively.

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

The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements.

Revenue by segment for the second quarters and first six months of 2016 and 2015 were as follows.

	Second Quarter		First Six Months
	2016	2015	2016	2015
Operating Businesses:
Restaurant Operations:
Steak n Shake	$206,828	$207,848	$403,726	$401,301
Western	3,881	3,783	7,278	7,066
Total Restaurant Operations	210,709	211,631	411,004	408,367
First Guard	5,731	3,717	11,230	7,371
Maxim	2,673	6,608	5,121	12,046
	$219,113	$221,956	$427,355	$427,784

Note 15. Business Segment Reporting (continued)

Earnings (losses) before income taxes by segment for the second quarters and first six months of 2016 and 2015 were as follows.

	Second Quarter		First Six Months
	2016	2015	2016	2015
Operating Businesses:
Restaurant Operations:
Steak n Shake	$12,144	$13,815	$20,506	$20,050
Western	837	688	1,423	1,098
Total Restaurant Operations	12,981	14,503	21,929	21,148
First Guard	2,098	1,139	3,425	1,799
Maxim	(3,321)	(4,173)	(6,836)	(10,059)
Other	140	90	265	147
Total Operating Businesses	11,898	11,559	18,783	13,035
Corporate and Investments:
Corporate	(3,189)	(5,182)	(5,384)	(9,444)
Investment partnership gains (losses)	51,243	(5,557)	130,216	17,408
Total Corporate and Investments	48,054	(10,739)	124,832	7,964
Interest expense on notes payable and other borrowings	(2,873)	(2,997)	(5,795)	(6,003)
	$57,079	$(2,177)	$137,820	$14,996

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

The Lion Fund II, L.P., a private investment partnership of which Mr. Biglari controls the general partner, purchased 24,000 shares of Biglari Holdings common stock from January 4, 2016 through February 3, 2016 and 13,095 shares from May 24, 2016 through June 30, 2016 pursuant to Rule 10b5-1 Trading Plans.  As of June 30, 2016, Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock was approximately 51.3%.

Net earnings attributable to Biglari Holdings shareholders for the second quarters and first six months of 2016 and 2015 are disaggregated in the table that follows.  Amounts are recorded after deducting income taxes.

	Second Quarter		First Six Months
	2016	2015	2016	2015
Operating businesses:
Restaurant	$8,660	$9,320	$14,138	$12,968
Insurance	1,372	742	2,248	1,178
Media	(2,099)	(2,692)	(4,336)	(6,592)
Other	73	23	132	3
Total operating businesses	8,006	7,393	12,182	7,557
Corporate	(1,780)	(2,954)	(3,369)	(6,383)
Investment partnership gains (losses)	33,072	(2,555)	83,460	12,557
Interest expense on notes payable and other borrowings	(1,781)	(1,858)	(3,593)	(3,722)
	$37,517	$26	$88,680	$10,009

Our restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”).  As of June 30, 2016, Steak n Shake comprised 417 company-operated restaurants and 154 franchised units. Western comprised 4 company-operated restaurants and 65 franchised units.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western comprise 640 company-operated and franchised restaurants as of June 30, 2016.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of December 31, 2014	417	128	4	68	617
Net restaurants opened (closed)	-	8	-	(2)	6
Total stores as of June 30, 2015	417	136	4	66	623

Total stores as of December 31, 2015	417	144	4	66	631
Net restaurants opened (closed)	-	10	-	(1)	9
Total stores as of June 30, 2016	417	154	4	65	640

Earnings of our restaurant operations are summarized below.

	Second Quarter				First Six Months
	2016		2015		2016		2015
Revenue
Net sales	$205,082		$206,278		$400,149		$398,448
Franchise royalties and fees	4,784		4,420		9,134		8,076
Other revenue	843		933		1,721		1,843
Total revenue	210,709		211,631		411,004		408,367

Restaurant cost of sales
Cost of food (1)	56,567	27.6%	59,743	29.0%	110,559	27.6%	116,854	29.3%
Restaurant operating costs (1)	99,714	48.6%	94,885	46.0%	196,946	49.2%	188,212	47.2%
Rent (1)	4,520	2.2%	4,377	2.1%	9,033	2.3%	8,700	2.2%
Total cost of sales	160,801		159,005		316,538		313,766

Selling, general and administrative
General and administrative (2)	15,064	7.1%	16,444	7.8%	29,044	7.1%	32,852	8.0%
Marketing (2)	13,405	6.4%	13,455	6.4%	25,975	6.3%	23,385	5.7%
Other expenses (2)	597	0.3%	(196)	-0.1%	1,661	0.4%	164	0.0%
Total selling, general and administrative	29,066	13.8%	29,703	14.0%	56,680	13.8%	56,401	13.8%

Depreciation and amortization (2)	5,112	2.4%	6,010	2.8%	10,827	2.6%	12,167	3.0%

Interest on obligations under leases	2,749		2,410		5,030		4,885

Earnings before income taxes	12,981		14,503		21,929		21,148

Income tax expense	4,321		5,183		7,791		8,180

Contribution to net earnings	$8,660		$9,320		$14,138		$12,968

(1) Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.
(2) General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales during the second quarter and the first six months of 2016 were $205,082 and $400,149, respectively, representing a decrease of $1,196 over the second quarter and an increase of $1,701 over the first six months of 2015.  The changes in performance of our restaurant operations were largely driven by Steak n Shake’s same-store sales.  Steak n Shake’s same-store sales decreased 0.7% and customer traffic decreased 2.1% during the second quarter.  Steak n Shake’s same store sales increased 0.5% whereas customer traffic decreased 1.1% during the first six months. The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.

Franchise royalties and fees during the second quarter and first six months of 2016 increased 8.2% and 13.1%, respectively, compared to those in 2015.  Steak n Shake opened seven franchise units during the second quarter of 2016.  The increase in sales during 2016 is primarily attributable to the revenue from Steak n Shake units opened during 2016 and 2015.

Cost of food in the second quarter and first six months of 2016 was $56,567 or 27.6% of net sales and $110,559 or 27.6% of net sales, respectively, compared to the second quarter and first six months in 2015 of $59,743 or 29.0% of net sales and $116,854 or 29.3% of net sales, respectively.  The decrease as a percent of net sales during 2016 was primarily attributable to lower beef costs.

Restaurant operating costs during the second quarter of 2016 were $99,714 or 48.6% of net sales compared to $94,885 or 46.0% of net sales in 2015.  Restaurant operating costs during the first six months of 2016 were $196,946 or 49.2% of net sales compared to $188,212 or 47.2% of net sales in 2015.  Costs as a percent of net sales during the second quarter and the first six months of 2016 increased principally due to higher wages and benefits.

Selling, general and administrative expenses during the second quarter and first six months of 2016 were $29,066 or 13.8% of total revenues and $56,680 or 13.8% of total revenues, respectively.  The expenses in the second quarter and first six months of 2015 were $29,703 or 14.0% of total revenues and $56,401 or 13.8% of total revenues, respectively.  General and administrative expenses decreased by $1,380 and $3,808 during the second quarter and first six months of 2016, respectively, compared to the same periods in 2015 primarily due to decreased personnel expenses. Marketing remained relatively flat during the second quarter of 2016 as compared to the same period during 2015. Marketing increased by $2,590 in the first six months of 2016 compared to the same period of 2015 primarily due to an increase in promotional advertising during the first quarter of 2016.

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.  Earnings of our insurance business are summarized below.

	Second Quarter		First Six Months
	2016	2015	2016	2015
Premiums written	$5,581	$3,641	$10,942	$7,139

Insurance losses	2,223	1,836	4,926	4,004
Underwriting expenses	1,396	724	2,851	1,519
Pre-tax underwriting gain	1,962	1,081	3,165	1,616

Other income
Commissions	96	84	191	167
Investment income	54	47	97	120
Other income (expense)	(14)	(73)	(28)	(104)
Total other income	136	58	260	183
Earnings before income taxes	2,098	1,139	3,425	1,799
Income tax expense	726	397	1,177	621
Contribution to net earnings	$1,372	$742	$2,248	$1,178

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Underwriting results in the second quarter and first six months of 2016 of First Guard increased significantly from 2015.  Pre-tax underwriting gain was $1,962 and $3,165 in the second quarter and first six months of 2016, respectively, compared to $1,081 and $1,616, respectively, for the same periods in 2015. The increase in pre-tax underwriting gain was mainly based on higher premiums written.

Media

Maxim’s business lies principally in media and licensing.  Earnings of our media operations are summarized below.

	Second Quarter		First Six Months
	2016	2015	2016	2015
Revenue	$2,673	$6,608	$5,121	$12,046

Media cost of sales	5,048	9,183	10,067	18,601
General and administrative expenses	898	1,505	1,786	3,339
Depreciation and amortization	48	93	104	165
Loss before income taxes	(3,321)	(4,173)	(6,836)	(10,059)
Income tax benefit	(1,222)	(1,481)	(2,500)	(3,467)
Contribution to net earnings	$(2,099)	$(2,692)	$(4,336)	$(6,592)

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

We have taken the risk on the belief that the probability for gain in value more than justifies the risk of loss.

Investment Partnership Gains (Losses)

Earnings from our investments in partnerships are summarized below.

	Second Quarter		First Six Months
	2016	2015	2016	2015
Investment partnership gains (losses)	$51,549	$(5,557)	$130,522	$17,408
Loss on contribution of securities to investment partnership	(306)	-	(306)	-
Investment partnership gains (losses)	51,243	(5,557)	130,216	17,408
Tax expense (benefit)	18,171	(3,002)	46,756	4,851
Contribution to net earnings	$33,072	$(2,555)	$83,460	$12,557

The Company recorded after-tax gains from investment partnerships of $33,072 during the second quarter of 2016 and after-tax losses of $2,555 during the second quarter of 2015.  During the first six months of 2016 the Company recorded after-tax earnings from investment partnerships of $83,460 compared to $12,557 for the first six months of 2015.  The volatility of the gains and losses during the various periods is attributable to changes in market values of investments held by the investment partnerships.

Certain of the investment partnerships hold the Company’s common stock as investments.  The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding.   Gains and losses on Company common stock included in the earnings of these partnerships are eliminated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

The Company’s interest expense is summarized below.

	Second Quarter		First Six Months
	2016	2015	2016	2015
Interest expense on notes payable and other borrowings	$2,873	$2,997	$5,795	$6,003
Tax benefit	1,092	1,139	2,202	2,281
Interest expense net of tax	$1,781	$1,858	$3,593	$3,722

Interest expense during the second quarter and first six months of 2016 was $2,873 and $5,795, respectively.  The expense in 2016 remained relatively flat compared to the second quarter and first six months of 2015 which were $2,997 and $6,003, respectively.  The outstanding balance under Steak n Shake’s credit facility on June 30, 2016 was $204,198 with a 4.75% interest rate.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate expenses, net of tax, during the second quarter and first six months of 2016 were $1,780 and $3,369, respectively, compared to $2,954 and $6,383 for the second quarter and first six months of 2015, respectively. The decrease in expenses during 2016 was primarily attributable to lower legal expenses.

Income Tax Expense

Income tax expense for the second quarter of 2016 was $19,562 compared to a tax benefit of $2,203 for the second quarter of 2015.  Income tax expense for the first six months of 2016 was $49,140 compared to $4,987 for the first six months of 2015.  The variance in income tax expense between 2016 and 2015 is primarily attributable to tax expense on income from investment partnerships.  The tax expense for investment partnership gains was $18,171 during the second quarter of 2016 compared to a tax benefit for investment partnership losses of $3,002 during the second quarter of 2015, and the tax expense for investment partnership gains was $46,756 during the first six months of 2016 compared to $4,851 during the first six months of 2015.

Financial Condition

Our balance sheet continues to maintain significant liquidity. Our consolidated shareholders’ equity on June 30, 2016 was $524,514 compared to $451,372 on December 31, 2015. Shareholders’ equity increased during the quarter ended June 30, 2016 primarily because of net earnings of $88,680.  The increase from net earnings was offset by an increase in treasury stock of $16,221 attributable primarily to purchases of Biglari Holdings common stock by The Lion Fund II, L.P.

Consolidated cash and investments are summarized below.

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$66,360	$56,523
Investments	21,261	23,750
Investments in other assets	4,464	-
Fair value of interest in investment partnerships	930,419	734,668
Total cash and investments	1,022,504	814,941
Less portion of Company stock held by investment partnerships	(338,535)	(262,979)
Carrying value of cash and investments on balance sheet	$683,969	$551,962

Liquidity
Cash provided by operating activities during the first six months of 2016 was $41,075 compared to cash provided by operating activities of $23,359 during 2015. The increase was primarily a result of $9,475 of distributions from the investment partnerships during 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash used in investing activities during the first six months of 2016 of $20,013 primarily consisted of investments in investment partnerships of $14,150 and capital expenditures of $4,341. Net cash used in investing activities during the first six months of 2015 of $80,293 was primarily because of investments in investment partnerships of $63,000, purchases of bonds (net of maturities) of $11,328 and capital expenditures of $6,102.

Net cash used in financing activities was $11,253 during the first six months of 2016 as compared to $4,725 during 2015. The increase in cash used in financing activities is primarily due to an additional $7,078 payment of long-term debt made during the first six months of 2016.

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

As of June 30, 2016, the interest rate on the term loan was 4.75%.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. As of June 30, 2016, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests on substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. At June 30, 2016, $204,198 was outstanding under the term loan, and no amount is outstanding under the revolver.

Steak n Shake had $10,188 in standby letters of credit outstanding as of June 30, 2016 and December 31, 2015.

Western Revolver
As of June 30, 2016, Western has $530 due December 13, 2016.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $61,761 along with a corresponding change in shareholders’ equity of approximately 7%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At June 30, 2016, a hypothetical 100 basis point increase in short-term interest rates would not have a significant impact on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the second quarter of 2016.

ITEM 4.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a "controlled company" within the meaning of the NYSE rules and may rely on exemptions from certain corporate governance requirements.
Because Mr. Biglari beneficially owns more than 50% of the Company’s outstanding voting stock, we are considered a “controlled company” pursuant to New York Stock Exchange rules. As a result, we are not required to comply with certain director independence and board committee requirements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information on purchases of our common stock during the second quarter of 2016 by The Lion Fund II, L.P. and Sardar Biglari, each of whom may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.  On May 10, 2016, The Lion Fund II, L.P. entered into a Rule 10b5-1 Trading Plan (the “Purchase Plan”) pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under the Purchase Plan, a broker dealer will make periodic purchases of up to an aggregate of 68,000 shares of the Company’s common stock on behalf of The Lion Fund II, L.P. at prevailing market prices, subject to the terms of the Purchase Plan.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

April 1, 2016 – April 30, 2016	-	$-	-	-
May 1, 2016 – May 31, 2016	4,845	$385.39	4,845	63,155
June 1, 2016 – June 30, 2016	8,250	$409.88	8,250	54,905
Total	13,095		13,095

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.
_________________
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2016

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller