Form 10-Q
period 2016-09-30
BIGLARI HOLDINGS INC.
filed 2016-11-04
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes ☐  No ☒

As of November 1, 2016, 2,066,965 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

Index

BIGLARI HOLDINGS INC.

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,405	$56,523
Investments	22,702	23,750
Receivables	8,363	17,716
Inventories	6,691	7,593
Deferred taxes	13,746	13,263
Other current assets	8,646	7,255
Total current assets	135,553	126,100
Property and equipment	319,492	332,324
Goodwill	40,041	40,022
Other intangible assets	21,363	21,673
Investment partnerships	462,894	471,689
Other assets	14,505	8,534
Total assets	$993,848	$1,000,342

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable	$32,137	$34,649
Accrued expenses	76,858	74,429
Current portion of notes payable and other borrowings	7,160	7,789
Total current liabilities	116,155	116,867
Long-term notes payable and other borrowings	284,277	296,062
Deferred taxes	122,158	125,130
Other liabilities	10,379	10,911
Total liabilities	532,969	548,970

Shareholders’ equity
Common stock - 2,066,965 and 2,066,691 shares outstanding	1,071	1,071
Additional paid-in capital	391,845	391,853
Retained earnings	444,533	415,982
Accumulated other comprehensive loss	(2,918)	(3,679)
Treasury stock, at cost	(373,652)	(353,855)
Biglari Holdings Inc. shareholders’ equity	460,879	451,372
Total liabilities and shareholders’ equity	$993,848	$1,000,342

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share amounts)

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$209,445	$208,348	$620,449	$616,715
Insurance premiums and other	5,841	4,391	17,071	11,762
Media advertising and other	1,446	5,704	6,567	17,750
	216,732	218,443	644,087	646,227
Cost and expenses
Restaurant cost of sales	162,139	160,079	478,677	473,845
Insurance losses and underwriting expenses	4,650	3,097	12,427	8,620
Media cost of sales	3,225	8,476	13,292	27,077
Selling, general and administrative	31,246	31,735	94,394	100,391
Depreciation and amortization	5,875	6,106	17,271	18,876
	207,135	209,493	616,061	628,809
Other income (expenses)
Interest and dividends	1	1	1	9
Interest expense	(2,831)	(2,966)	(8,626)	(8,969)
Interest on obligations under leases	(2,411)	(2,237)	(7,441)	(7,122)
Investment partnership gains (losses)	(108,614)	5,302	21,602	22,710
Total other income (loss)	(113,855)	100	5,536	6,628

Earnings (loss) before income taxes	(104,258)	9,050	33,562	24,046
Income tax expense (benefit)	(44,129)	(248)	5,011	4,739

Net earnings (loss)	$(60,129)	$9,298	$28,551	$19,307
Earnings (loss) per share
Basic earnings per common share	$(49.48)	$7.36	$23.26	$11.66
Diluted earnings per common share	$(49.48)	$7.35	$23.23	$11.65

Weighted average shares and equivalents
Basic	1,215,296	1,263,320	1,227,624	1,655,532
Diluted	1,215,296	1,265,328	1,228,935	1,657,786

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net earnings (loss)	$(60,129)	$9,298	$28,551	$19,307
Other comprehensive income:
Net change in unrealized gains and losses on investments	57	(9)	644	(549)
Applicable income taxes	(20)	4	(239)	201
Reclassification of investment (appreciation) depreciation in net earnings	—	7	306	62
Applicable income taxes	—	(2)	(113)	(21)
Foreign currency translation	42	(1,888)	163	(1,760)
Other comprehensive income (loss), net	79	(1,888)	761	(2,067)
Total comprehensive income (loss)	$(60,050)	$7,410	$29,312	$17,240

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	First Nine Months
	2016	2015
	(Unaudited)
Operating activities
Net earnings	$28,551	$19,307
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	17,271	18,876
Provision for deferred income taxes	(3,808)	(1,073)
Asset impairments and other non-cash expenses	1,676	446
Loss on disposal of assets	615	1,086
Realized investment (gains) losses	—	62
Investment partnership gains	(21,602)	(22,710)
Distributions from investment partnerships	26,265	15,000
Changes in receivables and inventories	10,255	6,021
Changes in other assets	(2,841)	(502)
Changes in accounts payable and accrued expenses	(426)	(1,932)
Net cash provided by operating activities	55,956	34,581
Investing activities
Additions of property and equipment	(6,795)	(8,416)
Proceeds from property and equipment disposals	1,084	137
Purchases of investments	(46,698)	(111,485)
Redemptions of fixed maturity securities	28,549	12,157
Changes in restricted assets	—	(4)
Net cash used in investing activities	(23,860)	(107,611)
Financing activities
Payments on revolving credit facility	(354)	(149)
Principal payments on long-term debt	(8,727)	(1,650)
Principal payments on direct financing lease obligations	(4,166)	(4,642)
Proceeds from exercise of stock options	2	222
Net cash used in financing activities	(13,245)	(6,219)
Effect of exchange rate changes on cash	31	(3)
Increase (decrease) in cash and cash equivalents	18,882	(79,252)
Cash and cash equivalents at beginning of year	56,523	129,669
Cash and cash equivalents at end of third quarter	$75,405	$50,417

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2015	$1,071	$391,853	$415,982	$(3,679)	$(353,855)	$451,372
Net earnings			28,551			28,551
Other comprehensive income, net				761		761
Adjustment to treasury stock for holdings in investment partnerships					(19,807)	(19,807)
Exercise of stock options		(8)			10	2
Balance at September 30, 2016	$1,071	$391,845	$444,533	$(2,918)	$(373,652)	$460,879

Balance at December 31, 2014	$1,071	$391,877	$431,825	$(783)	$(98,439)	$725,551
Net earnings			19,307			19,307
Other comprehensive loss, net				(2,067)		(2,067)
Adjustment to treasury stock for holdings in investment partnerships					(255,272)	(255,272)
Exercise of stock options		(24)			246	222
Balance at September 30, 2015	$1,071	$391,853	$451,132	$(2,850)	$(353,465)	$487,741

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2016

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

Note 2. New Accounting Standards

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-17, Interests Held through Related Parties That Are under Common Control. ASU 2016-17 amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. We are currently assessing the impact of ASU 2016-17, effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The objective of the update is to reduce diversity in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures.

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

Index

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 on January 1, 2016. As of December 31, 2015, the Company reclassified $688 from other current assets to current portion of notes payable and other borrowings. The Company also reclassified $2,888 from other assets to other borrowings and long-term notes payable to conform to the current year classification.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of this ASU by one year, which would make the guidance effective for our first quarter fiscal year 2018 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. We currently expect to adopt ASU 2014-09 as of January 1, 2018 under the modified retrospective method where the cumulative effect is recognized at the date of initial application. Our evaluation of ASU 2014-09 is ongoing and not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change. While we anticipate some changes to revenue recognition for certain transactions, we do not currently believe ASU 2014-09 will have a material effect on our consolidated financial statements.

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

From December 18, 2014 to September 30, 2016, The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, the “investment partnerships”) purchased an aggregate of 716,237 shares of the Company’s common stock pursuant to Rule 10b5-1 Trading Plans and a tender offer, of which 37,925 shares were purchased during the first nine months of 2016. All of the shares purchased by the investment partnerships remain legally outstanding. As of September 30, 2016, Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock was approximately 51.3%.

Index

Note 3. Earnings Per Share (continued)

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Basic earnings per share:
Weighted average common shares	1,215,296	1,263,320	1,227,624	1,655,532
Diluted earnings per share:
Weighted average common shares	1,215,296	1,263,320	1,227,624	1,655,532
Dilutive effect of stock awards	—	2,008	1,311	2,254
Weighted average common and incremental shares	1,215,296	1,265,328	1,228,935	1,657,786

Number of share-based awards excluded from the calculation of earning per share (shares were anti-dilutive due to the Company's net loss in the third quarter of 2016)	3,177	—	—	—

The Company’s common stock is $0.50 stated value. The following table presents shares authorized, issued and outstanding.

	September 30, 2016	December 31, 2015
Common stock authorized	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202
Treasury stock held by the Company	(75,237)	(75,511)
Outstanding shares	2,066,965	2,066,691
Proportional ownership of the Company's common stock in investment partnerships	(861,028)	(807,069)
Net outstanding shares for financial reporting purposes	1,205,937	1,259,622

Note 4. Investments

Investments consisted of the following.

	September 30,	December 31,
	2016	2015
Cost	$22,831	$24,842
Gross unrealized gains	26	10
Gross unrealized losses	(155)	(1,102)
Fair value	$22,702	$23,750

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2015	$734,668	$262,979	$471,689
Investment partnership gains	114,088	92,180	21,908
Contributions (net of distributions) to investment partnerships	(10,896)		(10,896)
Increase in proportionate share of Company stock held		19,807	(19,807)
Partnership interest at September 30, 2016	$837,860	$374,966	$462,894

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2014	$776,899	$78,917	$697,982
Investment partnership gains	(16,313)	(39,023)	22,710
Contributions (net of distributions) to investment partnerships	73,500		73,500
Increase in proportionate share of Company stock held		255,272	(255,272)
Partnership interest at September 30, 2015	$834,086	$295,166	$538,920

The fair value of the investment partnerships net of deferred taxes is presented below.

	September 30, 2016	December 31, 2015
Fair value of investment partnerships	$837,860	$734,668
Deferred tax liability related to investment partnerships	(116,097)	(115,952)
Fair value of investment partnerships net of deferred taxes	$721,763	$618,716

The Company’s proportionate share of Company stock held by investment partnerships at cost is $352,634 and $332,827 at September 30, 2016 and December 31, 2015, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by changes in the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Index

Note 5.  Investment Partnerships (continued)

Gains from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Investment partnership gains (losses)	$(108,614)	$5,302	$21,908	$22,710
Loss on contribution of securities to investment partnership	—	—	(306)	—
Investment partnership gains (losses)	(108,614)	5,302	21,602	22,710
Tax expense (benefit)	(44,383)	(1,688)	2,373	3,163
Contribution to net earnings (loss)	$(64,231)	$6,990	$19,229	$19,547

Non-cash investments were $1,219 (net of non-cash distributions) for the first nine months of 2016.

As the general partner of the investment partnerships, Biglari Capital Corp. (“Biglari Capital”) on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits over an annual hurdle rate of 6% above the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year; however, no fees are reallocated until the end of the calendar year. As of September 30, 2016 and 2015, the Company accrued incentive fees for Biglari Capital of $191 and $413, respectively. Our investments in these partnerships are committed on a rolling 5-year basis. Mr. Biglari is the sole owner of Biglari Capital.

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of September 30, 2016	$203,507	$917,197
Total liabilities as of September 30, 2016	$710	$174,601
Revenue for the first nine months ending September 30, 2016	$23,926	$112,715
Earnings for the first nine months ending September 30, 2016	$23,792	$108,327
Biglari Holdings’ Ownership Interest	64.9%	95.2%

Total assets as of December 31, 2015	$165,996	$819,323
Total liabilities as of December 31, 2015	$409	$141,274
Revenue for the first nine months ending September 30, 2015	$(14,112)	$(6,634)
Earnings for the first nine months ending September 30, 2015	$(14,199)	$(8,389)
Biglari Holdings’ Ownership Interest	60.9%	93.5%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Index

Note 6. Property and Equipment

Property and equipment is composed of the following.

	September 30, 2016	December 31, 2015
Land	$161,578	$160,697
Buildings	156,748	156,909
Land and leasehold improvements	164,121	165,042
Equipment	199,790	199,934
Construction in progress	3,207	3,478
	685,444	686,060
Less accumulated depreciation and amortization	(365,952)	(353,736)
Property and equipment, net	$319,492	$332,324

Note 7. Goodwill and Other Intangibles

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2015	$28,109	$11,913	$40,022
Change in foreign exchange rates during first nine months 2016	19	—	19
Goodwill at September 30, 2016	$28,128	$11,913	$40,041

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

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first nine months of 2016 or 2015.

Other Intangibles

Other intangibles are composed of the following.

	September 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(3,452)	$1,858	$5,310	$(3,054)	$2,256
Other	810	(697)	113	810	(667)	143
Total	6,120	(4,149)	1,971	6,120	(3,721)	2,399
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	3,516	—	3,516	3,398	—	3,398
Total intangible assets	$25,512	$(4,149)	$21,363	$25,394	$(3,721)	$21,673

Index

Note 7. Goodwill and Other Intangibles (continued)

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for the first nine months of 2016 and 2015 was $428 and $431, respectively. Total annual amortization expense for years 2017 through 2019 will approximate $559 per year. The Company’s intangible assets with definite lives will fully amortize in 2020.

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Net sales	$203,701	$203,503	$603,850	$601,951
Franchise royalties and fees	4,962	4,017	14,096	12,093
Other	782	828	2,503	2,671
	$209,445	$208,348	$620,449	$616,715

Note 9. Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	September 30, 2016	December 31, 2015
Notes payable	$2,200	$2,200
Unamortized original issue discount	(305)	(296)
Unamortized debt issuance costs	(705)	(688)
Obligations under leases	5,538	5,787
Western revolver	432	786
Total current portion of notes payable and other borrowings	$7,160	$7,789

Long-term notes payable and other borrowings
Notes payable	$201,448	$210,175
Unamortized original issue discount	(1,172)	(1,403)
Unamortized debt issuance costs	(2,356)	(2,888)
Obligations under leases	86,357	90,178
Total long-term notes payable and other borrowings	$284,277	$296,062

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

Note 9. Borrowings (continued)

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

The interest rate on the term loan was 4.75% as of September 30, 2016.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of September 30, 2016, $203,648 was outstanding under the term loan, and no amount was outstanding under the revolver.

Steak n Shake had $10,188 in standby letters of credit outstanding as of September 30, 2016 and December 31, 2015.

Western Revolver

As of September 30, 2016, Western has $432 due December 13, 2016.

Fair Value of Debt

The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at September 30, 2016 and December 31, 2015. The fair value was determined to be a Level 3 fair value measurement.

Note 10. Accumulated Other Comprehensive Income

During the first nine months of 2016 and 2015, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(2,992)	$(687)	$(3,679)	$(620)	$(163)	$(783)
Other comprehensive income (loss) before reclassifications	163	405	568	(1,760)	(348)	(2,108)
Reclassification to (earnings) loss	—	193	193	—	41	41
Ending Balance	$(2,829)	$(89)	$(2,918)	$(2,380)	$(470)	$(2,850)

Index

Note 10. Accumulated Other Comprehensive Income (continued)

Reclassifications made from accumulated other comprehensive income to the consolidated statement of earnings during the first nine months of 2016 and 2015 were as follows.

Reclassifications from Accumulated Other Comprehensive Income	2016	2015	Affected Line Item in the Consolidated Statement of Earnings
Investment gain	$—	$(62)	Insurance premiums and other
	(306)	—	Investment partnership gains (losses)
	(113)	(21)	Income tax expense (benefit)
	$(193)	$(41)	Net of tax

During the third quarters of 2016 and 2015, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Third Quarter 2016			Third Quarter 2015
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(2,871)	$(126)	$(2,997)	$(492)	$(470)	$(962)
Other comprehensive income (loss) before reclassifications	42	37	79	(1,888)	(5)	(1,893)
Reclassification to (earnings) loss	—	—	—	—	5	5
Ending Balance	$(2,829)	$(89)	$(2,918)	$(2,380)	$(470)	$(2,850)

Reclassifications made from accumulated other comprehensive income to the consolidated statement of earnings during the third quarters of 2016 and 2015 were as follows.

Reclassifications from Accumulated Other Comprehensive Income	Third Quarter 2016	Third Quarter 2015	Affected Line Item in the Consolidated Statement of Earnings
Investment gain	$—	$(7)	Insurance premiums and other
	—	—	Investment partnership gains (losses)
	—	(2)	Income tax expense (benefit)
	$—	$(5)	Net of tax

Note 11. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax for the third quarter of 2016 was a benefit of $44,129 compared to a benefit of $248 for the third quarter of 2015.  Income tax expense for the first nine months of 2016 was $5,011 compared to $4,739 for the first nine months of 2015. The variance in income taxes between the third quarters of 2016 and 2015 is primarily attributable to taxes on income and losses from investment partnerships.

As of September 30, 2016 and December 31, 2015, we had approximately $366 and $413, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

Index

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

Index

Note 13. Fair Value of Financial Assets and Liabilities (continued)

As of September 30, 2016 and December 31, 2015, the fair values of financial assets and liabilities were as follows.

	September 30, 2016				December 31, 2015

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$153	$—	$—	$153	$700	$—	$—	$700
Equity securities:
Insurance	—	—	—	—	5,046	—	—	5,046
Consumer goods	2,337	—	—	2,337	—	—	—	—
Bonds	—	25,307	—	25,307	—	21,304	—	21,304
Options on equity securities	—	2,127	—	2,127	—	—	—	—
Non-qualified deferred compensation plan investments	2,599	—	—	2,599	2,203	—	—	2,203
Total assets at fair value	$5,089	$27,434	$—	$32,523	$7,949	$21,304	$—	$29,253

Liabilities
Interest rate swaps	$—	$—	$—	$—	$—	$2	$—	$2
Total liabilities at fair value	$—	$—	$—	$—	$—	$2	$—	$2

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 14. Related Party Transactions

In 2013 Biglari Holdings entered into the following agreements with Mr. Biglari, its Chairman and Chief Executive Officer: (i) a Stock Purchase Agreement for the sale of Biglari Capital to Mr. Biglari (the “Biglari Capital Transaction”); (ii) a Shared Services Agreement with Biglari Capital, and (iii) a First Amendment to the Amended and Restated Incentive Agreement with Mr. Biglari (the “Incentive Agreement Amendment”). The transactions contemplated thereby were unanimously approved by the independent Governance, Compensation and Nominating Committee of the Board of Directors of the Company (the “Committee”), which retained separate counsel, tax/accounting advisors, an independent compensation consultant, and a financial advisor to assist the Committee in the structuring, evaluation, and negotiation of such transactions. Mr. Biglari is the sole owner of Biglari Capital.

Shared Services Agreement

Connected with the Biglari Capital Transaction, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital in exchange for a 6% hurdle rate for Biglari Holdings and its subsidiaries (as compared to a 5% hurdle rate for all other limited partners) in order to determine the incentive reallocation to Biglari Capital, as general partner of The Lion Fund, L.P. and The Lion Fund II, L.P., under their respective partnership agreements. The incentive reallocation to Biglari Capital is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate above the previous high-water mark. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or the renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. under their respective partnership agreements. The Company provided services for Biglari Capital under the Shared Services Agreement costing an aggregate of $494 for the third quarter of 2016 and $152 for the third quarter of 2015, and $1,145 for the first nine months of 2016 and $3,943 for the first nine months of 2015.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of September 30, 2016, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $837,860.

Index

Note 14. Related Party Transactions (continued)

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits over an annual hurdle rate of 6% above the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year; however, no fees are reallocated until the end of the calendar year. The Company accrued $191 and $413 in incentive fees for Biglari Capital during the first nine months of 2016 and 2015, respectively.

Incentive Agreement Amendment

Also in connection with the Biglari Capital Transaction, Biglari Holdings and Mr. Biglari entered into the Incentive Agreement Amendment which amends the Amended and Restated Incentive Agreement with Mr. Biglari to reflect and give effect to the Biglari Capital Transaction, which excludes earnings by the investment partnerships from the calculation of Mr. Biglari’s incentive bonus.

Under the Amended and Restated Incentive Agreement Mr. Biglari would receive a payment of approximately $17,000 if an event occurred entitling him to a severance payment.

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

The Company and its subsidiaries have paid no royalties to Mr. Biglari under the License Agreement since its execution.

The actual amount of royalties paid to Mr. Biglari following the occurrence of a Triggering Event (as defined in the License Agreement) would depend on the Company’s revenues during the applicable period following the Triggering Event, and, therefore, depends on material assumptions and estimates regarding future operations and revenues. Assuming for purposes of illustration a Triggering Event occurred on December 31, 2015, using revenue from fiscal year 2015 as an estimate of future revenue and calculated according to terms of the License Agreement, Mr. Biglari would receive approximately $20,500 in royalty payments annually. At a minimum, the royalties would be earned on revenue generated from January 1, 2016 through December 19, 2021. Royalty payments beyond the minimum period would be subject to the licensee's continued use of the licensed marks.

Note 15. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities.

Our restaurant operations includes Steak n Shake and Western. As a result of the acquisitions of First Guard and Maxim, the Company reports segment information for these businesses. Prior to the fourth quarter of 2015, other business activities not specifically identified with reportable business segments were presented in corporate expenses. Such other business activities are now presented in “other” within total operating businesses. Prior periods have been reclassified to conform to the current presentation. We report our earnings from investment partnerships separate from our corporate expenses.

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

Index

Note 15. Business Segment Reporting (continued)

Revenue by segment for the third quarters and first nine months of 2016 and 2015 were as follows.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Operating Businesses:
Restaurant Operations:
Steak n Shake	$206,248	$204,837	$609,974	$606,138
Western	3,197	3,511	10,475	10,577
Total Restaurant Operations	209,445	208,348	620,449	616,715
First Guard	5,841	4,391	17,071	11,762
Maxim	1,446	5,704	6,567	17,750
	$216,732	$218,443	$644,087	$646,227

Earnings (loss) before income taxes by segment for the third quarters and first nine months of 2016 and 2015 were as follows.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Operating Businesses:
Restaurant Operations:
Steak n Shake	$10,443	$10,826	$30,949	$30,876
Western	542	708	1,965	1,806
Total Restaurant Operations	10,985	11,534	32,914	32,682
First Guard	1,177	1,302	4,602	3,101
Maxim	(2,810)	(4,211)	(9,646)	(14,270)
Other	139	108	404	255
Total Operating Businesses	9,491	8,733	28,274	21,768
Corporate and Investments:
Corporate	(2,304)	(2,019)	(7,688)	(11,463)
Investment partnership gains (losses)	(108,614)	5,302	21,602	22,710
Total Corporate and Investments	(110,918)	3,283	13,914	11,247
Interest expense on notes payable and other borrowings	(2,831)	(2,966)	(8,626)	(8,969)
	$(104,258)	$9,050	$33,562	$24,046

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

The Lion Fund II, L.P., a private investment partnership of which Mr. Biglari controls the general partner, purchased 37,925 shares of Biglari Holdings common stock from January 4, 2016 through September 30, 2016 pursuant to Rule 10b5-1 Trading Plans. As of September 30, 2016, Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock was approximately 51.3%.

Net earnings (loss) attributable to Biglari Holdings shareholders for the third quarters and first nine months of 2016 and 2015 are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Operating businesses:
Restaurant	$7,799	$7,189	$21,937	$20,157
Insurance	753	857	3,001	2,035
Media	(1,760)	(2,752)	(6,096)	(9,344)
Other	72	47	204	50
Total operating businesses	6,864	5,341	19,046	12,898
Corporate	(1,007)	(1,194)	(4,376)	(7,577)
Investment partnership gains/losses	(64,231)	6,990	19,229	19,547
Interest expense on notes payable and other borrowings	(1,755)	(1,839)	(5,348)	(5,561)
	$(60,129)	$9,298	$28,551	$19,307

Our restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”). As of September 30, 2016, Steak n Shake comprised 417 company-operated restaurants and 166 franchised units. Western comprised 3 company-operated restaurants and 64 franchised units.

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

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western comprise 650 company-operated and franchised restaurants as of September 30, 2016.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company- operated	Franchised	Total
Total stores as of December 31, 2014	417	128	4	68	617
Net restaurants opened (closed)	—	10	—	(2)	8
Total stores as of September 30, 2015	417	138	4	66	625

Total stores as of December 31, 2015	417	144	4	66	631
Net restaurants opened (closed)	—	22	(1)	(2)	19
Total stores as of September 30, 2016	417	166	3	64	650

Earnings of our restaurant operations are summarized below.

	Third Quarter				First Nine Months
	2016		2015		2016		2015
Revenue
Net sales	$203,701		$203,503		$603,850		$601,951
Franchise royalties and fees	4,962		4,017		14,096		12,093
Other revenue	782		828		2,503		2,671
Total revenue	209,445		208,348		620,449		616,715

Restaurant cost of sales
Cost of food (1)	57,409	28.2%	59,353	29.2%	167,968	27.8%	176,207	29.3%
Restaurant operating costs (1)	100,199	49.2%	96,498	47.4%	297,145	49.2%	284,710	47.3%
Rent (1)	4,531	2.2%	4,228	2.1%	13,564	2.2%	12,928	2.1%
Total cost of sales	162,139		160,079		478,677		473,845

Selling, general and administrative
General and administrative (2)	14,625	7.0%	16,551	7.9%	43,669	7.0%	49,403	8.0%
Marketing (2)	13,283	6.3%	11,496	5.5%	39,258	6.3%	34,881	5.7%
Other expenses (2)	507	0.2%	577	0.3%	2,168	0.3%	741	0.1%
Total selling, general and administrative	28,415	13.6%	28,624	13.7%	85,095	13.7%	85,025	13.8%

Depreciation and amortization (2)	5,495	2.6%	5,874	2.8%	16,322	2.6%	18,041	2.9%

Interest on obligations under leases	2,411		2,237		7,441		7,122

Earnings before income taxes	10,985		11,534		32,914		32,682

Income tax expense	3,186		4,345		10,977		12,525

Contribution to net earnings	$7,799		$7,189		$21,937		$20,157

(1)	Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.
(2)	General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales during the third quarter and the first nine months of 2016 were $203,701 and $603,850, respectively, representing an increase of $198 over the third quarter and $1,899 over the first nine months of 2015. Steak n Shake’s same-store sales increased 0.2% whereas customer traffic decreased 0.2% during the third quarter. Steak n Shake’s same store sales increased 0.4% whereas customer traffic decreased 0.8% during the first nine months. The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.

Franchise royalties and fees during the third quarter and first nine months of 2016 increased 23.5% and 16.6%, respectively, compared to those in 2015.  Steak n Shake opened thirteen franchise units and closed one franchise unit during the third quarter of 2016. Western closed one franchise unit during the third quarter of 2016. The increase in sales during 2016 is primarily attributable to the revenue from Steak n Shake units opened during 2016 and 2015.

Cost of food in the third quarter and first nine months of 2016 was $57,409 or 28.2% of net sales and $167,968 or 27.8% of net sales compared to the third quarter and first nine months in 2015 of $59,353 or 29.2% of net sales and $176,207 or 29.3% of net sales. The decrease as a percent of net sales during 2016 was primarily attributable to lower beef costs.

Restaurant operating costs during the third quarter of 2016 were $100,199 or 49.2% of net sales compared to $96,498 or 47.4% of net sales in 2015. Restaurant operating costs during the first nine months of 2016 were $297,145 or 49.2% of net sales compared to $284,710 or 47.3% of net sales in 2015. Costs as a percent of net sales during the third quarter and the first nine months of 2016 increased principally due to higher wages and benefits.

Selling, general and administrative expenses during the third quarter and first nine months of 2016 were $28,415 or 13.6% of total revenues and $85,095 or 13.7% of total revenues, respectively. The expenses in the third quarter and first nine months of 2015 were $28,624 or 13.7% of total revenues and $85,025 or 13.8% of total revenues, respectively. General and administrative expenses decreased by $1,926 and $5,734 during the third quarter and first nine months of 2016 compared to the same periods in 2015 primarily due to decreased personnel expenses. Marketing increased by $1,787 and $4,377 in the third quarter and first nine months of 2016, respectively, as compared to the same periods during 2015. Marketing expense increased primarily due to an increase in promotional advertising during the first and third quarters of 2016.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. Earnings of our insurance business are summarized below.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Premiums written	$5,696	$4,272	$16,638	$11,411

Insurance losses	3,094	2,179	8,020	6,183
Underwriting expenses	1,556	918	4,407	2,437

Pre-tax underwriting gain	1,046	1,175	4,211	2,791
Investment and other income
Investment income	55	33	152	98
Other income	76	94	239	212
Total investment and other income	131	127	391	310
Earnings before income taxes	1,177	1,302	4,602	3,101
Income tax expense	424	445	1,601	1,066
Contribution to net earnings	$753	$857	$3,001	$2,035

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Pre-tax underwriting gain was $1,046 and $4,211 in the third quarter and first nine months of 2016. The increase in pre-tax underwriting gain for the first nine months was mainly based on higher premiums written.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Media

Maxim’s business lies principally in media and licensing. Earnings of our media operations are summarized below.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Revenue	$1,446	$5,704	$6,567	$17,750
Media cost of sales	3,225	8,476	13,292	27,077
General and administrative expenses	978	1,358	2,764	4,697
Depreciation and amortization	53	81	157	246
Loss before income taxes	(2,810)	(4,211)	(9,646)	(14,270)
Income tax benefit	(1,050)	(1,459)	(3,550)	(4,926)
Contribution to net earnings	$(1,760)	$(2,752)	$(6,096)	$(9,344)

We acquired Maxim with the idea of transforming the brand. We have been rebuilding Maxim’s media business, both in print and in digital, as well as developing a licensing business. We have been making adjustments in operations to reduce dramatically the high fixed costs inherent in the media business. The magazine developed the Maxim brand, a franchise we are utilizing to build cash-generating businesses, namely licensing royalties related to consumer products, services, and events. Management expects to become profitable towards the end of the fourth quarter, 2016.

We have taken the risk on the belief that the probability for gain in value more than justifies the risk of loss.

Investment Partnership Gains (Losses)

Earnings (loss) from our investments in partnerships are summarized below.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Investment partnership gains (losses)	$(108,614)	$5,302	$21,908	$22,710
Loss on contribution of securities to investment partnership	—	—	(306)	—
Investment partnership gains (losses)	(108,614)	5,302	21,602	22,710
Tax expense (benefit)	(44,383)	(1,688)	2,373	3,163
Contribution to net earnings	$(64,231)	$6,990	$19,229	$19,547

The Company recorded after-tax losses from investment partnerships of $64,231 during the third quarter of 2016 and after-tax gains of $6,990 during the third quarter of 2015. During the first nine months of 2016 the Company recorded after-tax gains from investment partnerships of $19,229 compared to $19,547 for the first nine months of 2015. The volatility of the gains and losses during the various periods is attributable to changes in market values of investments held by the investment partnerships.

Certain of the investment partnerships hold the Company’s common stock as investments. The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding. Gains and losses on Company common stock included in the earnings of these partnerships are eliminated.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

The Company’s interest expense is summarized below.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
Interest expense on notes payable and other borrowings	$2,831	$2,966	$8,626	$8,969
Tax benefit	1,076	1,127	3,278	3,408
Interest expense net of tax	$1,755	$1,839	$5,348	$5,561

Interest expense during the third quarter and first nine months of 2016 was $2,831 and $8,626, respectively. The expense in 2016 remained relatively flat compared to the third quarter and first nine months of 2015 which were $2,966 and $8,969, respectively. The outstanding balance under Steak n Shake’s credit facility on September 30, 2016 was $203,648 with a 4.75% interest rate.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate expenses, net of tax, during the third quarter of 2016 of $1,007 remained relatively constant  compared to net expenses of $1,194 during the third quarter of 2015. During the first nine months of 2016 and 2015 corporate expenses, net of tax, were $4,376 and $7,577, respectively. The decrease in expenses during 2016 was primarily attributable to lower legal expenses.

Income Tax Expense

Income tax for the third quarter of 2016 was a benefit of $44,129 compared to a benefit of $248 for the third quarter of 2015.  Income tax expense for the first nine months of 2016 was $5,011 compared to $4,739 for the first nine months of 2015. The variance in income taxes between the third quarters of 2016 and 2015 is primarily attributable to taxes on income and losses from investment partnerships.

Financial Condition

Our balance sheet continues to maintain significant liquidity. Our consolidated shareholders’ equity on September 30, 2016 was $460,879 compared to $451,372 on December 31, 2015. Shareholders’ equity increased during the nine months ended September 30, 2016 primarily because of net earnings of $28,551. The increase from net earnings was offset by an increase in treasury stock of $19,797 attributable primarily to purchases of Biglari Holdings common stock by The Lion Fund II, L.P.

Consolidated cash and investments are summarized below.

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$75,405	$56,523
Investments	22,702	23,750
Investments in other assets	4,464	—
Fair value of interest in investment partnerships	837,860	734,668
Total cash and investments	940,431	814,941
Less portion of Company stock held by investment partnerships	(374,966)	(262,979)
Carrying value of cash and investments on balance sheet	$565,465	$551,962

Liquidity

Cash provided by operating activities during the first nine months of 2016 was $55,956 compared to cash provided by operating activities of $34,581 during 2015. The increase was primarily a result of an increase of distributions from the investment partnerships of $11,265 and an increase in net earnings adjusted for non-cash items of $6,709.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash used in investing activities during the first nine months of 2016 of $23,860 primarily consisted of investments in investment partnerships of $14,150 and capital expenditures of $6,795. Net cash used in investing activities during the first nine months of 2015 of $107,611 was primarily because of investments in investment partnerships of $88,500, purchases of bonds (net of maturities) of $10,828 and capital expenditures of $8,416.

Net cash used in financing activities was $13,245 during the first nine months of 2016 as compared to $6,219 during 2015. The increase in cash used in financing activities is primarily due to an additional $7,077 payment of long-term debt made during the first nine months of 2016.

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

As of September 30, 2016, the interest rate on the term loan was 4.75%.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. As of September 30, 2016, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests on substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. At September 30, 2016, $203,648 was outstanding under the term loan, and no amount is outstanding under the revolver.

Steak n Shake had $10,188 in standby letters of credit outstanding as of September 30, 2016 and December 31, 2015.

Western Revolver

As of September 30, 2016, Western has $432 due December 13, 2016.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $49,006 along with a corresponding change in shareholders’ equity of approximately 7%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At September 30, 2016, a hypothetical 100 basis point increase in short-term interest rates would not have a significant impact on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the third quarter of 2016.

ITEM 4.   Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information on purchases of our common stock during the third quarter of 2016 by The Lion Fund II, L.P. and Sardar Biglari, each of whom may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. On May 10, 2016, The Lion Fund II, L.P. entered into a Rule 10b5-1 Trading Plan (the “Purchase Plan”) pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under the Purchase Plan, a broker dealer will make periodic purchases of up to an aggregate of 68,000 shares of the Company’s common stock on behalf of The Lion Fund II, L.P. at prevailing market prices, subject to the terms of the Purchase Plan.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
July 1, 2016 – July 31, 2016	567	$399.66	567	54,338
August 1, 2016 – August 31, 2016	263	$398.47	263	54,075
September 1, 2016 – September 30, 2016	—	$—	—	54,075
Total	830		830

Index

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

Date: November 4, 2016	Biglari Holdings inc.

	By	/s/ Bruce Lewis
Bruce Lewis Controller

