Form 10-K
period 2016-12-31
BIGLARI HOLDINGS INC.
filed 2017-02-27
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $405,919,763.

As of February 20, 2017, 2,067,574 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.	Business

Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of December 31, 2016, Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock was approximately 51.3%.

In 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from a 52 or 53 week fiscal year ending on the last Wednesday in September to a calendar year ending on December 31 of each year. This form 10-K includes an audited statement of earnings, statement of comprehensive income, statement of cash flows and statement of changes in shareholders’ equity for the years ended December 31, 2016 and 2015, transition period for September 25, 2014 to December 31, 2014 (the “2014 transition period”) and fiscal year ended September 24, 2014, and an audited balance sheet as of December 31, 2016 and 2015. Fiscal year 2014 contained 52 weeks. For comparative purposes, an unaudited statement of earnings, statement of comprehensive income and statement of cash flows have been included for September 26, 2013 to December 31, 2013 (the “2013 transition period”). The comparative transition period has not been audited and is derived from the books and records of the Company. In the opinion of management, the comparative transition period reflects all adjustments necessary to present the financial position and results of operations of the Company in accordance with generally accepted accounting principles.

Restaurant Operations

The Company’s restaurant operations’ activities are conducted through two restaurant concepts operated by subsidiaries Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”). As of December 31, 2016, Steak n Shake operated 417 company-operated restaurants and 173 franchised units. Western operated 3 company-operated restaurants and 64 franchised units.

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

International

We have a corporate office in Monaco to support expansion of Steak n Shake primarily in Europe. We have developed an international organization with personnel in various functions to support international efforts. As of December 31, 2016 we have two company-operated locations in Europe to promote the Steak n Shake brand to prospective franchisees. Similar to our domestic franchise agreements, a typical international franchise development agreement provides the vehicle for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. As of December 31, 2016, there were a total of 20 franchised units in Europe and the Middle East.

Competition

The restaurant business is one of the most intensely competitive industries. As there are virtually no barriers to entry into the restaurant business, competitors may include national, regional and local establishments. There may be established competitors with financial and other resources that are greater than the Company’s restaurant operations capabilities. Restaurant businesses compete on the basis of price, menu, food quality, location, and customer service. The restaurant business is often affected by changes in consumer tastes and by national, regional, and local economic conditions. The performance of individual restaurants may be impacted by factors such as traffic patterns, demographic trends, weather conditions, and competing restaurants.

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

Maxim competes for licensing business with other companies. The nature of the licensing business is predicated on projects that materialize with irregularity. In addition, publishing is a highly competitive business. The Company's magazines and related publishing products and services compete with other mass media, including the Internet and many other leisure-time activities. Competition for advertising dollars is based primarily on advertising rates, circulation levels, reader demographics, advertiser results, and sales team effectiveness.

Maxim products are marketed under various registered brand names, including, but not limited to, “MAXIM®” and “Maxim®”.

Investments

The Company and its subsidiaries have invested in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “the investment partnerships”). The investment partnerships operate as private investment funds. As of December 31, 2016, the fair value of the investments was $972.7 million. These investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements.

Employees

The Company employs 21,519 persons.

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

Sardar Biglari, our Chairman and CEO, beneficially owns over 50% of our outstanding shares of common stock, enabling Mr. Biglari to exert control over matters requiring shareholder approval.

Mr. Biglari has the ability to control the outcome of matters submitted to our shareholders for approval, including the election or removal of directors, the amendment of our certificate of incorporation or bylaws, along with other significant transactions. In addition, Mr. Biglari has the ability to control the management and affairs of the Company. This control position may conflict with the interests of some or all of the Company’s other shareholders.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and thus can rely on exemptions from certain corporate governance requirements.

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

The restaurant business is one of the most competitive industries. As there are virtually no barriers to entry into the restaurant business, competitors may include national, regional and local establishments. There may be established competitors with financial and other resources that are greater than the Company’s restaurant operations capabilities. Restaurant businesses compete on the basis of price, menu, food quality, location, and customer service. The restaurant business is often affected by changes in consumer tastes and by national, regional, and local economic conditions. The performance of individual restaurants may be impacted by factors such as traffic patterns, demographic trends, weather conditions, and competing restaurants. Additional factors that may adversely affect the restaurant industry include, but are not limited to, food and wage inflation, safety, and food-borne illness.

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

The Company’s subsidiaries currently maintain debt instruments, including Steak n Shake’s credit facility. Covenants in the debt agreements impose operating and financial restrictions, including requiring operating subsidiaries to maintain certain financial ratios and thereby restricting, among other things, their ability to incur additional indebtedness and make distributions to the Company. Their failure to comply with these covenants and restrictions could constitute an event of default that, if not cured or waived, could result, among other things, in the acceleration of their indebtedness, which could negatively impact our operations and business and may also significantly affect our ability to obtain additional or alternative financing. In such event, our cash flows may not be sufficient to fully repay this indebtedness and we cannot assure you that we would be able to refinance or restructure this debt. In addition, the restrictions contained in these debt instruments could adversely affect our ability to finance our operations, acquisitions or investments.

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

We also have a Shared Services Agreement with Biglari Capital Corp. (“Biglari Capital”), general partner of the investment partnerships, pursuant to which we agreed to provide certain services to Biglari Capital (e.g., use of space at our corporate headquarters). There can be no assurance that we may realize any benefit from the Shared Services Agreement.

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

To avoid becoming and registering as an investment company under the Investment Company Act, we operate as an ongoing enterprise, operating with an asset base from which to pursue acquisitions. Furthermore, Section 3(c)(3) of the Investment Company Act excludes insurance companies from the definition of “investment company”. Nonetheless, we monitor the value of our investments and structure transactions accordingly. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the Securities and Exchange Commission (the “SEC”), that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

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

Ceded reinsurance does not discharge our insurance business’ direct obligations under the policies it writes. Our insurance business remains liable to policyholders even if it is unable to obtain recoveries under which it believes it is entitled to receive under the reinsurance contracts. Losses may not be recovered from the reinsurers until claims are paid.

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

Maxim’s success depends to a significant degree upon its ability to develop new licensing agreements to expand its brand. However, these licensing efforts may be unsuccessful. We may be unable to secure favorable terms for future licensing arrangements, which could lead to, among other things, disputes with licensing partners that hinder our ability to grow the Maxim brand. Future licensing partners may also fail to honor their contractual obligations or take other actions that can diminish the value of the Maxim brand. Disputes could also arise that prevent or delay our ability to collect licensing revenues under these arrangements. If any of these developments occur or our licensing efforts are otherwise not successful, the value and recognition of the Maxim brand, as well as the prospects of our media business, could be materially, adversely affected.

Our media business is exposed to risks associated with weak economic conditions.

Because magazines are generally discretionary purchases for consumers, circulation revenues are sensitive to general economic conditions and economic cycles. Certain economic conditions such as general economic downturns, including periods of increased inflation, unemployment levels, interest rates, gasoline and other energy prices, or declining consumer confidence, may negatively impact consumer spending. Reduced consumer spending or a shift in consumer spending patterns away from discretionary items will likely result in reduced demand for our media business’s magazines and may result in decreased revenues.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Restaurant Properties

As of December 31, 2016, restaurant operations included 657 company-operated and franchised locations. Restaurant operations own the land and building for 154 restaurants. The following table lists the locations of the restaurants, as of December 31, 2016.

	Steak n Shake		Western Sizzlin
	Company Operated	Franchised	Company Operated	Franchised	Total
Domestic:
Alabama	2	7	—	6	15
Arizona	1	—	—	—	1
Arkansas	—	3	—	16	19
California	1	5	—	2	8
Colorado	2	2	—	—	4
Florida	80	3	—	—	83
Georgia	23	17	—	7	47
Illinois	62	7	—	—	69
Indiana	68	4	—	—	72
Iowa	3	—	—	—	3
Kansas	—	5	—	—	5
Kentucky	14	7	—	—	21
Louisiana	—	1	—	1	2
Maryland	—	1	—	1	2
Michigan	19	—	—	—	19
Mississippi	—	3	—	2	5
Missouri	39	25	—	—	64
Nevada	—	2	—	—	2
New Jersey	—	2	—	—	2
New York	1	—	—	—	1
North Carolina	6	7	—	7	20
Ohio	63	1	—	1	65
Oklahoma	—	5	—	9	14
Pennsylvania	7	4	—	—	11
South Carolina	1	5	—	3	9
Tennessee	9	13	—	4	26
Texas	14	13	—	1	28
Utah	—	1	—	—	1
Virginia	—	7	2	4	13
Washington	—	1	—	—	1
West Virginia	—	2	1	—	3
International:
England	—	1	—	—	1
France	1	7	—	—	8
Kuwait	—	3	—	—	3
Italy	—	4	—	—	4
Portugal	—	2	—	—	2
Saudi Arabia	—	1	—	—	1
Spain	1	2	—	—	3
Total	417	173	3	64	657

Item 3.	Legal Proceedings

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

Market Information

Biglari Holdings’ common stock is listed for trading on the New York Stock Exchange (the “NYSE”), trading symbol: BH. The following table sets forth the high and low sales prices per share, as reported on the NYSE List:

	2016		2015
	High	Low	High	Low
First Quarter	$389.30	$323.70	$440.00	$394.87
Second Quarter	425.69	359.46	425.79	344.99
Third Quarter	455.80	397.11	448.00	364.94
Fourth Quarter	485.62	415.60	385.96	325.82

Shareholders

Biglari Holdings had 5,888 beneficial shareholders of its common stock at February 14, 2017.

Dividends

Biglari Holdings has never declared a dividend.

Performance Graph

The graph below matches Biglari Holdings Inc.'s cumulative 5-year total shareholder return on its common stock with the cumulative total returns of the S&P 500 Index and the S&P Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from September 30, 2011 to December 31, 2016.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The “Equity Compensation Plan Information” required by Item 201(d) of Regulation S-K will be contained in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed on or before April 30, 2017, and such information is incorporated herein by reference.

Item 6. Selected Financial Data

(dollars in thousands except per share data)

			Transition Period
	2016	2015	2014	2013
Revenue:
Total revenues	$850,076	$861,452	$224,450	$204,442

Earnings:
Net (loss) earnings	$99,451	$(15,843)	$91,050	$18,949
Basic (loss) earnings per share	$81.37	$(10.18)	$48.49	$11.05
Diluted (loss) earnings per share	$81.28	$(10.18)	$48.45	$11.03

Year-end data:
Total assets	$1,096,967	$987,079	$1,298,509	$1,009,111
Long-term notes payable and other borrowings	281,555	296,062	309,003	198,833
Biglari Holdings Inc. shareholders’ equity	$531,940	$451,372	$725,551	$587,885

	52 Weeks Ended

	Fiscal 2014	Fiscal 2013	Fiscal 2012

Revenue:
Total revenues	$793,811	$755,822	$740,207

Earnings:
Net earnings attributable to Biglari Holdings Inc.	$28,804	$140,271	$21,593
Basic earnings per share attributable to Biglari Holdings Inc.	$16.85	$90.89	$13.92
Diluted earnings per share attributable to Biglari Holdings Inc.	$16.82	$90.69	$13.88

Year-end data:
Total assets	$1,156,310	$987,167	$771,830
Long-term notes payable and other borrowings	311,448	215,872	229,229
Biglari Holdings Inc. shareholders’ equity	$638,717	$564,589	$349,125

Earnings per share of common stock is based on the weighted average number of shares outstanding during the period.

For financial reporting purposes and for purposes of computing the weighted average common shares outstanding for periods after fiscal 2012, the shares of Company stock attributable to the unrelated limited partners of the investment partnerships - based on their proportional ownership during the period - are considered outstanding shares.

For financial reporting purposes all common shares of the Company held by the former consolidated affiliated partnerships during fiscal 2012 are recorded in treasury stock on the consolidated balance sheet. For purposes of computing the weighted average common shares outstanding during fiscal 2012, the shares of treasury stock attributable to the unrelated limited partners of the consolidated affiliated partnerships - based on their proportional ownership during the period - are considered outstanding shares.

In fiscal year 2014 and 2013 the Company completed rights offerings in which 344,261 and 286,767 new shares of common stock were issued, respectively. The theoretical earnings per share have been retroactively restated for all periods prior to fiscal 2014 to give effect to the rights offerings.

For total assets, periods prior to 2016 were adjusted for the reclassifications of debt issuance costs related to the adoption of ASU 2015-03 and deferred taxes related to the adoption of ASU 2015-17. For long-term notes payable and other borrowings, periods prior to 2016 were adjusted for the reclassification of debt issuance costs related to the adoption of ASU 2015-03. See note 1 to the consolidated financial statements for additional information.

2014, 2013, and 2012 were fiscal years ending on the last Wednesday nearest September 30.

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

In 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end, moving from the last Wednesday in September to December 31 of each year. We are comparing the year ended December 31, 2016 to the year ended December 31, 2015 and to the fiscal year ended September 24, 2014, and we are comparing the 2014 transition period to the 2013 transition period. The 2013 transition period is unaudited.

Net earnings attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

			Transition Period		Fiscal Year
	2016	2015	2014	2013	2014
Operating businesses:
Restaurant	$24,834	$26,985	$6,857	$6,537	$17,965
Insurance	3,313	2,313	595	—	964
Media	(6,385)	(11,459)	(3,455)	—	(9,949)
Other	(157)	197	(58)	(27)	1,099
Total operating businesses	21,605	18,036	3,939	6,510	10,079
Corporate	(6,387)	(8,315)	(2,051)	(2,060)	(5,511)
Investment gains (losses)	(193)	—	—	—	18,305
Investment partnership gains (losses)	91,525	(18,168)	91,191	15,516	12,316
Interest expense on notes payable	(7,099)	(7,396)	(2,029)	(1,017)	(6,385)
	$99,451	$(15,843)	$91,050	$18,949	$28,804

The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors set forth above.

Restaurants

Our restaurant businesses, which include Steak n Shake and Western, comprise 657 company-operated and franchised restaurants as of December 31, 2016.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of September 25, 2013	415	104	4	82	605
Net restaurants opened (closed)	1	20	—	(11)	10
Total stores as of September 24, 2014	416	124	4	71	615
Net restaurants opened (closed)	1	4	—	(3)	2
Total stores as of December 31, 2014	417	128	4	68	617
Net restaurants opened (closed)	—	16	—	(2)	14
Total stores as of December 31, 2015	417	144	4	66	631
Net restaurants opened (closed)	—	29	(1)	(2)	26
Total stores as of December 31, 2016	417	173	3	64	657

The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period. Same-store traffic measures the number of patrons who walk through the same units.

Management’s Discussion and Analysis (continued)

Restaurant operations 2016 compared to 2015 and fiscal year 2014

Restaurant operations for 2016, 2015 and fiscal year 2014 are summarized below.

					Fiscal Year
	2016		2015		2014
Revenue
Net sales	$795,322		$799,660		$759,889
Franchise royalties and fees	18,794		16,428		15,032
Other revenue	3,798		3,650		3,234
Total revenue	817,914		819,738		778,155

Restaurant cost of sales
Cost of food	221,657	27.9%	232,271	29.0%	226,436	29.8%
Restaurant operating costs	395,262	49.7%	379,632	47.5%	358,998	47.2%
Rent	18,047	2.3%	17,384	2.2%	17,073	2.2%
Total cost of sales	634,966		629,287		602,507

Selling, general and administrative
General and administrative	59,446	7.3%	62,055	7.6%	64,872	8.3%
Marketing	51,324	6.3%	46,050	5.6%	43,324	5.6%
Other expenses	3,907	0.5%	7,590	0.9%	5,409	0.7%
Total selling, general and administrative	114,677	14.0%	115,695	14.1%	113,605	14.6%

Depreciation and amortization	21,573	2.6%	23,736	2.9%	24,064	3.1%

Interest on obligations under leases	9,475		9,422		9,720

Earnings before income taxes	37,223		41,598		28,259

Income tax expense	12,389		14,613		10,294

Net earnings	$24,834		$26,985		$17,965

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Net sales during 2016 were $795,322 representing a decrease of $4,338 when compared to 2015. The decreased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales, which decreased 0.4% whereas customer traffic decreased by 1.2%. Net sales during 2015 were $799,660 representing an increase of $39,771 when compared to fiscal 2014. The increased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales. In 2015, Steak n Shake’s same-store sales increased by 4.0% compared to fiscal 2014. Comparable periods of calendar year 2015 and fiscal year 2014 were used to approximate the same-store sales comparisons.

In 2016 franchise royalties and fees increased 14.4%. During 2016, Steak n Shake opened 34 franchised units and closed five. One Western franchise unit closed during 2016. The increase in franchise fees and royalties are primarily attributable to the opening of new Steak n Shake franchised units in 2016 and 2015. Franchise royalties and fees during 2015 increased 9.3% compared to fiscal 2014. During the period from September 24, 2014 through December 31, 2015, Steak n Shake opened 29 franchised units and closed nine. During the same period, five Western franchised units closed. The increase in franchise fees and royalties during 2015 are primarily attributable to new Steak n Shake franchised units, which opened in 2015 and fiscal 2014. The percentage increase over fiscal 2014 was partially offset by forfeited area development fees realized in fiscal 2014.

Cost of food in 2016 was $221,657 or 27.9% of net sales, compared with $232,271 or 29.0% of net sales in 2015 and $226,436 or 29.8% of net sales in fiscal 2014. The decrease as a percent of sales during 2016 was primarily attributable to lower beef costs. The decrease as a percent of sales during 2015 compared to fiscal 2014 was primarily attributable to reduction in prices of beef and a change in menu mix.

Management’s Discussion and Analysis (continued)

Restaurant operating costs during 2016 were $395,262 or 49.7% of net sales, compared to $379,632 or 47.5% of net sales in 2015 and $358,998 or 47.2% of net sales in fiscal 2014. Total costs, and as a percent of sales, during 2016, increased compared to 2015 principally due to higher wages and benefits. The increased costs during 2015 compared to fiscal 2014 were mainly based on higher sales. Costs as a percent of sales during 2015 remained relatively constant compared to fiscal 2014.

Selling, general and administrative expenses during 2016 were $114,677 or 14.0% of total revenues. General and administrative expenses decreased by $2,609 during 2016 compared to 2015 primarily due to decreased personnel expenses. Marketing expense increased by $5,274 in 2016 compared to 2015 primarily due to an increase in promotional advertising. Selling, general and administrative expenses during 2015 were $115,695 or 14.1% of total revenues. General and administrative expenses decreased by $2,817 during 2015 compared to fiscal 2014. The decreased expenses were primarily attributable to decreased personnel expenses. Marketing expense increased by $2,726 in 2015 compared to fiscal 2014 primarily related to commissions paid for third party gift card sales.

Interest on obligations under leases was $9,475 during 2016, versus $9,422 during 2015 and $9,720 during fiscal 2014. The total obligations under leases outstanding at December 31, 2016 were $89,498, compared to $95,965 at December 31, 2015 and $106,189 at September 24, 2014.

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

Management’s Discussion and Analysis (continued)

Franchise royalties and fees increased 28.3% during the 2014 transition period. The franchised units numbered 196 at December 31, 2014, compared to 188 at December 31, 2013. The increase in franchise fees is primarily attributable to newly franchised Steak n Shake stores that opened in the 2014 transition period and 2014 fiscal year.

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

	2016	2015	2014
Premiums written	$22,397	$16,719	$8,719
Insurance losses	12,641	10,454	4,709
Underwriting expenses	4,843	2,908	2,213

Pre-tax underwriting gain	4,913	3,357	1,797
Other income and expenses
Investment income and commissions	600	513	570
Other income	(378)	(341)	—
Total other income	222	172	570
Earnings before income taxes	5,135	3,529	2,367
Income tax expense	1,822	1,216	808
Contribution to net earnings	$3,313	$2,313	$1,559

On March 19, 2014, First Guard became a wholly-owned subsidiary of Biglari Holdings. The results of operations for First Guard are included in Biglari Holdings’ consolidated results from the effective date of acquisition.

First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Pre-tax underwriting gain was $4,913 in 2016 compared to $3,357 in 2015 and $1,797 in 2014. The increase in pre-tax underwriting gain was mainly based on higher net premiums written.

Insurance premiums and other on the statement of earnings includes premiums written, investment income and commissions, which are included in other income in the above table.

Management’s Discussion and Analysis (continued)

Media

Maxim’s business lies principally in media and licensing. Earnings of our media operations are summarized below.

	2016	2015	2014
Revenue	$9,165	$24,482	$15,169

Media cost of sales	15,834	35,614	28,660
Selling, general and administrative expenses	3,000	6,677	7,626
Depreciation and amortization	409	296	362
Loss before income taxes	(10,078)	(18,105)	(21,479)
Income tax benefit	(3,693)	(6,646)	(8,075)
Contribution to net earnings	$(6,385)	$(11,459)	$(13,404)

On February 27, 2014, we acquired the assets of Maxim. The results of operations for Maxim are included in Biglari Holdings’ consolidated results from the effective date of acquisition.

We have transformed Maxim’s business model. We have significantly reduced the high operating costs in the media business, both in print and in digital. The magazine developed the Maxim brand, a franchise we are utilizing to build cash-generating businesses, namely licensing related to consumer products, services, and events. As a result, the net loss for 2016 declined significantly. In addition, Maxim generated a profit at the end of the fourth quarter, 2016.

We have taken the risk on the belief that the probability for gain in value more than justifies the risk of loss.

Investment Gains

Investment gains/losses in any given period will vary; therefore, for analytical purposes, management measures operating performance by analyzing earnings before realized and unrealized investment gains/losses.

The Company recognized a pre-tax loss of $306 ($193 net of tax) on a contribution of $5,682 in securities to investment partnerships during 2016. The Company recognized a pre-tax gain of $29,524 ($18,305 net of tax) on a contribution of $74,418 in securities to investment partnerships during fiscal year 2014.

Biglari Holdings’ management does not regard the gains and losses that were recorded, as required by generally accepted accounting principles, as meaningful. The gains and losses recognized for financial reporting purposes are deferred for income tax purposes. These transactions essentially had no effect on our consolidated shareholders’ equity because the gains and losses included in earnings were accompanied by a corresponding reduction of unrealized investment gains and losses included in accumulated other comprehensive income.

Management’s Discussion and Analysis (continued)

Investment Partnership Gains (Losses)

Earnings from our investments in partnerships are summarized below.

			Transition Period		Fiscal Year
	2016	2015	2014	2013	2014
Investment partnership gains (losses)	$135,886	$(39,356)	$144,702	$23,493	$14,055
Tax expense (benefit)	44,361	(21,188)	53,511	7,977	1,739
Contribution to net earnings	$91,525	$(18,168)	$91,191	$15,516	$12,316

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

Interest Expense

The Company’s interest expense is summarized below.

			Transition Period		Fiscal Year
	2016	2015	2014	2013	2014
Interest expense on notes payable	$(11,450)	$(11,930)	$(3,272)	$(1,641)	$(9,166)
Loss on debt extinguishment	—	—	—	—	(1,133)
Total interest expense	(11,450)	(11,930)	(3,272)	(1,641)	(10,299)
Tax benefit	(4,351)	(4,534)	(1,243)	(624)	(3,914)
Contribution to net earnings	$(7,099)	$(7,396)	$(2,029)	$(1,017)	$(6,385)

Interest expense during 2016 was $11,450 compared to $11,930 during 2015. The outstanding balance on Steak n Shake’s credit facility on December 31, 2016 was $203,098 compared to $212,375 on December 31, 2015. The decrease in the outstanding balance was due to debt payments of $9,277 during 2016. Steak n Shake entered into a new credit facility on March 19, 2014, which increased the outstanding balance by $107,850. The Company recorded loss on extinguishment of debt during 2014 of $1,133 due to the write-off of deferred loan costs associated with the former credit facility. The interest rate has remained constant at 4.75% since March 19, 2014.

Interest expense increased from $1,641 in the 2013 transition period to $3,272 in the 2014 transition period due to higher debt balances during the 2014 transition period.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate net losses during 2016 were $6,387 versus net losses of $8,315 during 2015 and net losses of $5,511 during fiscal 2014. The higher net losses during 2015 were primarily attributable to proxy costs and legal expenses.

Corporate net losses during the 2014 transition period were $2,051 versus net losses of $2,060 during the 2013 transition period.

Management’s Discussion and Analysis (continued)

Income Tax Expense

Consolidated income tax was an expense of $46,812 or 32.0% of pretax income in 2016 versus a benefit of $21,588 or 57.7% of pretax income in 2015 and an expense of $10,212 or 26.2% of pretax income in fiscal 2014. The changes in the tax expense and benefits during the three years are primarily due to deferred tax expenses and benefits associated with non-cash, pretax gains and losses from investment partnerships. The tax expense recorded during 2016 included a deferred tax expense of $38,485, primarily due to non-cash, pretax gains from investment partnerships. The tax benefit recorded during 2015 included a deferred tax benefit of $26,476, primarily due to non-cash, pretax losses from investment partnerships. The tax expense recorded during 2014 included a deferred tax expense of $9,164, primarily due to non-cash, pretax gains from investment partnerships and non-cash, pretax gains on contributions to investment partnerships.

Consolidated income tax expense was 37.5% of pretax income in the 2014 transition period, versus 33.3% in the 2013 transition period. The increase in the Company’s tax rate in the 2014 transition period as compared to the 2013 transition period was primarily attributable to increased income from investment partnerships.

Financial Condition

Our consolidated shareholders’ equity on December 31, 2016 was $531,940, an increase of $80,568 compared to the December 31, 2015 balance. The increase during 2016 was primarily attributable to net earnings of $99,451 partially offset by an increase in treasury stock of $9,031 and a decrease in additional paid-in capital of $9,947. The increase in treasury stock was primarily a result of recording our proportionate interest in 37,925 shares of the Company’s stock purchased during 2016 by The Lion Fund II, L.P. under Rule 10b5-1 trading plans. The shares purchased by the investment partnership are legally outstanding but under accounting convention the Company’s proportional ownership of the shares is reflected as treasury shares in the consolidated financial statements. The incentive reallocation at December 31, 2016 reduced our proportional ownership interest of the Company’s stock in the investment partnerships and correspondingly resulted in a decrease to the additional paid-in capital account.

Consolidated cash and investments are summarized below.

	December 31,
	2016	2015
Cash and cash equivalents	$75,808	$56,523
Investments	26,760	23,750
Fair value of interest in investment partnerships	972,707	734,668
Total cash and investments	1,075,275	814,941
Less: portion of Company stock held by investment partnerships	(395,070)	(262,979)
Carrying value of cash and investments on balance sheet	$680,205	$551,962

Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

			Transition Period		Fiscal Year
	2016	2015	2014	2013	2014
Net cash provided by operating activities	$63,349	$52,497	$5,643	$5,346	$27,575
Net cash (used in) provided by investing activities	(28,795)	(113,300)	2,484	(4,764)	(170,760)
Net cash (used in) provided by financing activities	(15,231)	(12,307)	(2,745)	(10,020)	172,865
Effect of exchange rate changes on cash	(38)	(36)	(3)	289	(16)
Increase (decrease) in cash and cash equivalents	$19,285	$(73,146)	$5,379	$(9,149)	$29,664

Cash provided by operating activities increased by $10,852 during 2016 compared to 2015. The increase during 2016 was primarily due to an increase in distributions from investment partnerships of $6,490 and an increase in the net earnings adjusted for non-cash items of $3,318. Cash provided by operating activities increased by $24,922 during 2015 compared to fiscal 2014. The increase during 2015 was primarily due to an increase in distributions from investment partnerships of $9,435 and an increase in working capital of $13,495. The increase in working capital during 2015 compared to fiscal 2014 was primarily due to the collection of gift card sales from third parties. Cash provided by operating activities during the 2014 transition period was $5,643 compared to $5,346 during the 2013 transition period.

Management’s Discussion and Analysis (continued)

Net cash used in investing activities during 2016 of $28,795 was primarily due to $14,150 of contributions to investment partnerships and capital expenditures of $12,030. Net cash used in investing activities during 2015 of $113,300 was primarily due to $88,500 of contributions to investment partnerships and capital expenditures of $11,083. Net cash used in investing activities during fiscal 2014 was primarily because of contributions to investment partnerships of $100,000, acquisitions of businesses of $40,143 and capital expenditures of $35,812. Net cash provided by investing activities during the 2014 transition period of $2,484 was primarily because of maturities of bonds of $11,748 offset by capital expenditures of $8,816. Net cash used in investing activities of $4,764 during the 2013 transition period primarily consisted of capital expenditures of $5,283.

During 2016 and 2015 we incurred debt payments of $15,295 and $12,529, respectively. The increase in the debt payments during 2016 compared to 2015 was primarily due to additional principal payments on long-term debt. During fiscal 2014 we generated cash from financing activities which primarily resulted from an increase in Steak n Shake borrowings of $101,411 and proceeds from an equity offering of $85,873. $50,000 of Steak n Shake’s increased borrowings were used to pay a cash dividend to Biglari Holdings and the remaining loan proceeds are being used by Steak n Shake for working capital and general corporate purposes. During the 2014 transition period we incurred debt payments of $2,748. During the 2013 transition period we incurred debt payments of $17,020 and received $7,000 from a revolving credit facility. The higher debt payments during the 2013 transition period as compared to the 2014 transition period were primarily due to additional principal payments on long-term debt.

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

As of December 31, 2016, the interest rate on the term loan was 4.75%.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. As of December 31, 2016, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 are being used by Steak n Shake for working capital and general corporate purposes. As of December 31, 2016, $203,098 was outstanding under the term loan, and no amount was outstanding under the revolver.

Management’s Discussion and Analysis (continued)

We had $10,893 and $10,188 in standby letters of credit outstanding as of December 31, 2016 and 2015, respectively.

Western Revolver

As of December 31, 2016, Western has $377 due June 13, 2017.

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

We believe the following critical accounting policies represent our more significant judgments and estimates used in preparation of our consolidated financial statements. Given the current composition of our business, we do not believe that any accounting policies related to our insurance or media businesses were critical to the preparation of our consolidated financial statements as of and for the year ended December 31, 2016.

Consolidation

The consolidated financial statements include the accounts of (i) Biglari Holdings Inc., and (ii) the wholly owned subsidiaries of Biglari Holdings Inc. in which control can be exercised. In evaluating whether we have a controlling interest in entities in which we would consolidate, we consider the following: (1) for voting interest entities, we consolidate those entities in which we own a majority of the voting interests; and (2) for limited partnership entities, we consolidate those entities if we are the general partner of such entities and for which no substantive removal rights exist. The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered include the determination as to the degree of control over an entity by its various equity holders and the design of the entity. All intercompany accounts and transactions are eliminated in consolidation.

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

Our reserves for self-insured liabilities at December 31, 2016 and December 31, 2015 were $10,024 and $8,485, respectively.

Management’s Discussion and Analysis (continued)

Income Taxes

We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized, we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. As of December 31, 2016, a change of one percentage point in an enacted tax rate would have an impact of approximately $4,000 on net earnings.

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

Management’s Discussion and Analysis (continued)

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

Contractual Obligations

Our significant contractual obligations and commitments as of December 31, 2016 are shown in the following table.

	Payments due by period
Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Long-term debt (1) (2)	$13,162	$25,361	$209,464	$—	$247,987
Capital leases and finance obligations (1)	14,428	21,606	10,103	3,225	49,362
Operating leases (3)	16,438	30,660	26,749	51,283	125,130
Purchase commitments (4)	6,179	961	—	—	7,140
Other long-term liabilities (5)	—	—	—	2,872	2,872
Total	$50,207	$78,589	$246,316	$57,379	$432,491

(1)	Includes principal and interest and assumes payoff of indebtedness at maturity date.
(2)	Includes outstanding borrowings under Steak n Shake’s and Western’s credit facilities.
(3)	Excludes amounts to be paid for contingent rents. Includes amounts to be paid for subleased properties.
(4)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(5)	Includes liabilities for Non-Qualified Deferred Compensation Plan. Excludes our unrecognized tax benefits of $396 as of December 31, 2016 because we cannot make a reliable estimate of the timing of cash payments.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $60,440, along with a corresponding change in shareholders’ equity of approximately 7%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At December 31, 2016, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,250 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in 2016, 2015, in the 2014 transition period and in fiscal year 2014.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Biglari Holdings Inc.

San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2016 and December 31, 2015, for the period from September 25, 2014 to December 31, 2014 and year ended September 24, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Biglari Holdings Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016, December 31, 2015, for the period from September 25, 2014 to December 31, 2014 and year ended September 24, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, during the years ended December 31, 2016, December 31, 2015 and September 24, 2014, the Company contributed cash and securities with an aggregate value of $19.8 million, $88.5 million and $174.4 million, respectively to investment partnerships. The Company and its subsidiaries have invested in the investment partnerships in the form of limited partner interests. These investments are subject to a rolling five-year lock up period under the terms of the respective partnership agreements for the investment partnerships.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

February 25, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Biglari Holdings Inc.

San Antonio, Texas

We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 25, 2017 expressed an unqualified opinion on those financial statements and included an emphasis of matter paragraph relating to the contribution of cash and securities to investment partnerships.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

February 25, 2017

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

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the criteria set forth in a report entitled Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, we have concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2016 and its report is included herein.

Biglari Holdings Inc.

February 25, 2017

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$75,808	$56,523
Investments	22,297	23,750
Receivables	14,195	17,716
Inventories	6,773	7,593
Other current assets	8,716	7,255
Total current assets	127,789	112,837
Property and equipment	312,264	332,324
Goodwill	40,003	40,022
Other intangible assets	26,051	21,673
Investment partnerships	577,637	471,689
Other assets	13,223	8,534
Total assets	$1,096,967	$987,079

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$112,882	$109,078
Current portion of notes payable and other borrowings	7,129	7,789
Total current liabilities	120,011	116,867
Long-term notes payable and other borrowings	281,555	296,062
Deferred taxes	152,315	111,867
Other liabilities	11,146	10,911
Total liabilities	565,027	535,707

Shareholders’ equity
Common stock - 2,067,193 and 2,066,691 shares outstanding	1,071	1,071
Additional paid-in capital	381,906	391,853
Retained earnings	515,433	415,982
Accumulated other comprehensive loss	(3,584)	(3,679)
Treasury stock, at cost	(362,886)	(353,855)
Biglari Holdings Inc. shareholders’ equity	531,940	451,372
Total liabilities and shareholders’ equity	$1,096,967	$987,079

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per-share amounts)

	Year Ended December 31,		Transition Period Ended December 31,		Year Ended September 24,
	2016	2015	2014	2013	2014
				(unaudited)
Revenues
Restaurant operations	$817,914	$819,738	$215,648	$204,442	$778,155
Insurance premiums and other	22,997	17,232	3,574	—	5,715
Media advertising and other	9,165	24,482	5,228	—	9,941
	850,076	861,452	224,450	204,442	793,811
Cost and expenses
Restaurant cost of sales	634,966	629,287	168,107	157,673	602,507
Insurance losses and underwriting expenses	17,484	13,362	2,668	—	4,254
Media cost of sales	15,834	35,614	9,261	—	19,399
Selling, general and administrative	127,259	135,132	30,847	31,630	128,472
Depreciation and amortization	22,925	24,780	6,828	6,566	24,905
	818,468	838,175	217,711	195,869	779,537
Other income (expenses)
Interest and dividends	—	—	8	586	1,182
Interest expense	(11,450)	(11,930)	(3,272)	(1,641)	(10,299)
Interest on obligations under leases	(9,475)	(9,422)	(2,577)	(2,612)	(9,720)
Investment gains (losses) on contributions	(306)	—	—	—	29,524
Investment partnership gains (losses)	135,886	(39,356)	144,702	23,493	14,055
Total other income (expenses)	114,655	(60,708)	138,861	19,826	24,742
Earnings (loss) before income taxes	146,263	(37,431)	145,600	28,399	39,016
Income tax expense (benefit)	46,812	(21,588)	54,550	9,450	10,212

Net earnings (loss)	$99,451	$(15,843)	$91,050	$18,949	$28,804

Earnings per share
Basic earnings (loss) per common share	$81.37	$(10.18)	$48.49	$11.05	$16.85
Diluted earnings (loss) per common share	$81.28	$(10.18)	$48.45	$11.03	$16.82

Weighted average shares and equivalents
Basic	1,222,261	1,556,039	1,877,723	1,714,727	1,709,621
Diluted	1,223,616	1,556,039	1,879,414	1,718,261	1,712,775

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,		Transition Period Ended December 31,		Year Ended September 24,
	2016	2015	2014	2013	2014
				(unaudited)
Net earnings (loss)	$99,451	$(15,843)	$91,050	$18,949	$28,804
Other comprehensive income:
Reclassification of investment appreciation in net earnings	306	62	—	—	(29,578)
Applicable income taxes	(113)	(21)	—	—	11,237
Net change in unrealized gains and losses on investments	568	(892)	(341)	6,540	(4,930)
Applicable income taxes	(211)	327	126	(2,478)	1,874
Foreign currency translation	(455)	(2,372)	(46)	289	(582)
Other comprehensive income (loss), net	95	(2,896)	(261)	4,351	(21,979)
Total comprehensive income (loss)	$99,546	$(18,739)	$90,789	$23,300	$6,825

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,		Transition Period Ended December 31,		Year Ended September 24,
	2016	2015	2014	2013	2014
				(unaudited)
Operating activities
Net earnings (loss)	$99,451	$(15,843)	$91,050	$18,949	$28,804
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	22,925	24,780	6,828	6,566	24,905
Provision for deferred income taxes	38,485	(26,476)	52,909	6,623	9,164
Asset impairments and other non-cash expenses	1,693	2,232	84	162	3,253
Loss on disposal of assets	1,806	1,351	707	162	977
Investment (gains) losses (including contributions)	306	62	—	—	(29,578)
Investment partnership (gains) losses	(135,886)	39,356	(144,702)	(23,493)	(14,055)
Distributions from investment partnerships	26,265	19,775	—	1,469	10,340
Changes in receivables and inventories	4,280	686	(3,404)	(709)	(5,926)
Changes in other assets	116	2,299	(855)	(793)	(2,599)
Changes in accounts payable and accrued expenses	3,908	4,275	3,026	(3,590)	2,290
Net cash provided by operating activities	63,349	52,497	5,643	5,346	27,575
Investing activities
Capital expenditures	(12,030)	(11,083)	(8,816)	(5,283)	(35,812)
Proceeds from property and equipment disposals	1,084	135	924	519	2,641
Acquisitions of businesses, net of cash acquired	—	—	—	—	(40,143)
Purchases of investments	(49,934)	(114,759)	(1,372)	—	(112,530)
Redemptions of fixed maturity securities	32,085	12,407	11,748	—	11,986
Changes in restricted assets	—	—	—	—	3,098
Net cash (used in) provided by investing activities	(28,795)	(113,300)	2,484	(4,764)	(170,760)
Financing activities
Proceeds from revolving credit facility	—	—	—	7,000	11,700
Payments on revolving credit facility	(409)	(194)	(20)	—	(10,700)
Borrowings on long-term debt	—	—	—	—	217,800
Principal payments on long-term debt	(9,277)	(5,975)	(1,100)	(15,438)	(120,800)
Deferred financing charges	—	—	—	—	(4,754)
Principal payments on direct financing lease obligations	(5,609)	(6,360)	(1,628)	(1,582)	(6,278)
Proceeds from stock rights offering	—	—	—	—	85,873
Proceeds for exercise of stock options	64	222	3	—	24
Net cash (used in) provided by financing activities	(15,231)	(12,307)	(2,745)	(10,020)	172,865
Effect of exchange rate changes on cash	(38)	(36)	(3)	289	(16)
Increase (decrease) in cash and cash equivalents	19,285	(73,146)	5,379	(9,149)	29,664
Cash and cash equivalents at beginning of period	56,523	129,669	124,290	94,626	94,626
Cash and cash equivalents at end of period	$75,808	$56,523	$129,669	$85,477	$124,290

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at September 25, 2013	$899	$269,810	$348,339	$21,457	$(75,916)	$564,589
Net earnings			28,804			28,804
Other comprehensive loss, net				(21,979)		(21,979)
Adjustment to treasury stock for
holdings in investment partnerships					(18,594)	(18,594)
Issuance of stock for rights offering	172	122,069	(36,368)			85,873
Exercise of stock options		(1)			25	24
Balance at September 24, 2014	$1,071	$391,878	$340,775	$(522)	$(94,485)	$638,717
Net earnings			91,050			91,050
Other comprehensive loss, net				(261)		(261)
Adjustment to treasury stock for
holdings in investment partnerships					(3,958)	(3,958)
Exercise of stock options		(1)			4	3
Balance at December 31, 2014	$1,071	$391,877	$431,825	$(783)	$(98,439)	$725,551
Net loss			(15,843)			(15,843)
Other comprehensive loss, net				(2,896)		(2,896)
Adjustment to treasury stock for
holdings in investment partnerships					(255,662)	(255,662)
Exercise of stock options		(24)			246	222
Balance at December 31, 2015	$1,071	$391,853	$415,982	$(3,679)	$(353,855)	$451,372
Net earnings			99,451			99,451
Other comprehensive income, net				95		95
Adjustment to treasury stock for
holdings in investment partnerships		(9,939)			(9,103)	(19,042)
Exercise of stock options		(8)			72	64
Balance at December 31, 2016	$1,071	$381,906	$515,433	$(3,584)	$(362,886)	$531,940

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Years Ended December 31, 2016 and 2015)

(Transition Periods Ended December 31, 2014 and 2013)

(Fiscal Year Ended September 24, 2014)

(dollars in thousands, except share and per-share data)

Note 1. Summary of Significant Accounting Policies

Description of Business

Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of December 31, 2016, Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock was approximately 51.3%.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”). The consolidated financial statements also include the accounts of Maxim Inc. (“Maxim”) and First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”) from the dates of their respective acquisitions during 2014. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

In 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from the last Wednesday in September to December 31 of each year. This form 10-K includes an audited statement of earnings, statement of comprehensive income, statement of cash flows and statement of shareholders’ equity for the years ended December 31, 2016 and 2015, transition period for September 25, 2014 to December 31, 2014 (the “2014 transition period”) and fiscal year ended September 24, 2014, and an audited balance sheet as of December 31, 2016 and 2015. Fiscal year 2014 contained 52 weeks. For comparative purposes, an unaudited statement of earnings, statement of comprehensive income and statement of cash flows have been included for September 26, 2013 to December 31, 2013 (the “2013 transition period”). The comparative transition period has not been audited and is derived from the books and records of the Company. In the opinion of management, the comparative transition period reflects all adjustments necessary to present the financial position and results of operations in accordance with accounting principles generally accepted in the United States (“GAAP”).

Business Acquisitions

On March 19, 2014, the Company acquired the stock of First Guard, a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. On February 27, 2014 the Company acquired certain assets and liabilities of Maxim. Maxim’s business lies principally in media and licensing. These acquisitions were not material, individually or in aggregate, to the Company. The fair value of the assets and liabilities acquired — other than investments, goodwill and intangibles — was not material.

Cash and Cash Equivalents

Cash equivalents primarily consist of U.S. Government securities and money market accounts, all of which have original maturities of three months or less. Cash equivalents are carried at fair value.

Investments

Our investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in investment gains/losses, a component of other income.

Notes to Consolidated Financial Statements (continued)

Note 1. Summary of Significant Accounting Policies (continued)

Investment Partnerships

The Company holds a limited interest in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively the “investment partnerships”). Biglari Capital Corp. (“Biglari Capital”), an entity solely owned by Mr. Biglari, is the general partner of the investment partnerships. Our interests in the investment partnerships are accounted as equity method investments because of our retained limited partner interests. The Company records investment partnership gains (inclusive of the investment partnerships’ unrealized gains and losses on their securities) as a component of other income based on our proportional ownership interest in the partnerships. The investment partnerships are for purposes of GAAP, investment companies under the AICPA Audit and Accounting Guide Investment Companies.

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

Receivables

Our accounts receivable balance consists primarily of franchisee, customer, and other receivables. We carry our accounts receivable at cost less an allowance for doubtful accounts, which is based on a history of past write-offs and collections and current credit conditions. Allowance for doubtful accounts was $1,734 at December 31, 2016 and $2,378 at December 31, 2015. Amounts charged to expense and deductions from the allowance in 2016 and 2015, in the 2014 and 2013 transition periods and in fiscal year 2014 were insignificant.

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

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangibles are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangibles to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. No impairments were recorded on goodwill or intangibles during 2016, 2015, the 2014 and 2013 transition periods, or during fiscal year 2014. Refer to Note 6 for information regarding our goodwill and other intangible assets.

Notes to Consolidated Financial Statements (continued)

Note 1. Summary of Significant Accounting Policies (continued)

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

Common Stock and Treasury Stock

The Company’s common stock is $0.50 stated value. The following table presents shares authorized, issued and outstanding.

	December 31, 2016	December 31, 2015	December 31, 2014	September 24, 2014
Common stock authorized	2,500,000	2,500,000	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202	2,142,202	2,142,202
Treasury stock held by the Company	(75,009)	(75,511)	(76,616)	(76,636)
Outstanding shares	2,067,193	2,066,691	2,065,586	2,065,566
Proportional ownership of the Company's
common stock in the investment partnerships	(834,889)	(807,069)	(197,533)	(187,109)
Net outstanding shares for financial reporting purposes	1,232,304	1,259,622	1,868,053	1,878,457

Purchases of Equity Securities

Shares of the Company’s common stock acquired by the investment partnerships are presented below.

			Transition Period	Fiscal Year
	2016	2015	2014	2014
The Lion Fund, L.P.	—	45,305	16,695	53,539
The Lion Fund II, L.P.	37,925	616,312	—	—
	37,925	661,617	16,695	53,539

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

Notes to Consolidated Financial Statements (continued)

Note 1. Summary of Significant Accounting Policies (continued)

Restaurant operations revenues were as follows.

			Transition Period		Fiscal Year
	2016	2015	2014	2013	2014
				(unaudited)

Net sales	$795,322	$799,660	$210,256	$200,407	$759,889
Franchise royalties and fees	18,794	16,428	4,076	3,177	15,032
Other	3,798	3,650	1,316	858	3,234
	$817,914	$819,738	$215,648	$204,442	$778,155

Insurance premiums and commissions

Insurance premiums are earned over the terms of the related policies. Expenses incurred in connection with acquiring new insurance business, including acquisition costs, are charged to operations as incurred. Premiums earned are stated net of amounts ceded to reinsurer.

Media advertising and other

Magazine subscription and advertising revenues are recognized at the magazine cover date. The unearned portion of magazine subscriptions is deferred until the magazine’s cover date, at which time a proportionate share of the gross subscription price is recognized as revenues, net of any commissions paid to subscription agents. Also included in subscription revenues are revenues generated from single-copy sales of magazines through retail outlets such as newsstands, supermarkets, convenience stores and drugstores and on certain digital devices, which may or may not result in future subscription sales. Revenues from retail outlet sales are recognized based on gross sales less a provision for estimated returns. License revenue is recognized when earned. We derive value and revenues from intellectual property assets through a range of licensing and business activities, including licensing and syndication of our trademarks and copyrights in the United States and internationally.

Restaurant Cost of Sales

Cost of sales includes the cost of food, restaurant operating costs and restaurant rent expense. Cost of sales excludes depreciation and amortization, which is presented as a separate line item on the consolidated statement of earnings.

Insurance Losses and Underwriting Expenses

Liabilities for estimated unpaid losses and loss adjustment expenses with respect to claims occurring on or before the balance sheet date are established under insurance contracts issued by our insurance subsidiaries. Such estimates include provisions for reported claims or case estimates, provisions for incurred-but-not-reported claims and legal and administrative costs to settle claims. The estimates of unpaid losses and amounts recoverable under reinsurance are established and continually reviewed by using a variety of actuarial, statistical and analytical techniques. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance contracts. Liabilities for insurance losses of $1,937 and $2,796 are included in accrued expenses in the consolidated balance sheet as of December 31, 2016 and 2015, respectively.

Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. In fiscal year 2014, Biglari Holdings completed an offering of transferable subscription rights. The offering was oversubscribed and 344,261 new shares of common stock were issued. The Company received net proceeds of $85,873 from the offering.

The shares of Company stock attributable to our limited partner interest in the investment partnerships — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding.  However, these shares are legally outstanding.

Notes to Consolidated Financial Statements (continued)

Note 1. Summary of Significant Accounting Policies (continued)

The following table presents a reconciliation of basic and diluted weighted average common shares.

			Transition Period		Fiscal Year
	2016	2015	2014	2013	2014
				(unaudited)
Basic earnings per share:
Weighted average common shares	1,222,261	1,556,039	1,877,723	1,714,727	1,709,621
Diluted earnings per share:
Weighted average common shares	1,222,261	1,556,039	1,877,723	1,714,727	1,709,621
Dilutive effect of stock awards	1,355	—	1,691	3,534	3,154
Weighted average common and incremental shares	1,223,616	1,556,039	1,879,414	1,718,261	1,712,775

Anti-dilutive stock awards excluded from the calculation of earning per share	—	5,218	2,637	—	—

Marketing Expense

Advertising costs are charged to expense at the later of the date the expenditure is incurred or the date the promotional item is first communicated. Marketing expense is included in selling, general and administrative expenses in the consolidated statement of earnings.

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

Foreign Currency Translation

The Company has certain subsidiaries located in foreign jurisdictions.  For subsidiaries whose functional currency is other than the U.S. dollar, the translation of functional currency statements to U.S. dollar statements uses end-of-period exchange rates for assets and liabilities, weighted average exchange rates for revenue and expenses, and historical rates for equity. The resulting currency translation adjustment is recorded in accumulated other comprehensive income, as a component of equity.

Use of Estimates

Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates.

Notes to Consolidated Financial Statements (continued)

Note 1. Summary of Significant Accounting Policies (continued)

New Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The Company does not currently anticipate ASU 2017-04 to have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control. ASU 2016-17 amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. We are currently assessing the impact of ASU 2016-17, but do not expect the adoption to have a material effect on our consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 Leases. ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities on the balance sheet, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this amended guidance will have on our results of operations. We anticipate the ASU will have a material impact on our balance sheet, but the ASU is non-cash in nature and will not affect our cash position.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent deferred tax asset or liability. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. The Company adopted ASU 2015-17 on January 1, 2016. As of December 31, 2015, the Company reclassified $13,263 from current deferred tax asset to noncurrent deferred tax liability to conform to the current year classification.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidations Analysis.  The amendments in this update provide guidance under GAAP about limited partnerships, which will be variable interest entities, unless the limited partners have either substantive kick-out rights or participation rights. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted the provisions of ASU 2015-02 on January 1, 2016.  The adoption of this update had no material effect on the Company’s financial statements.

Notes to Consolidated Financial Statements (continued)

Note 1. Summary of Significant Accounting Policies (continued)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern. The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted the provisions of ASU 2014-15 on December 31, 2016. The adoption of this update had no material effect on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of this ASU by one year, which would make the guidance effective for our first quarter fiscal year 2018 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. We currently expect to adopt ASU 2014-09 as of January 1, 2018 under the modified retrospective method where the cumulative effect is recognized at the date of initial application. Our evaluation of ASU 2014-09 is ongoing and not complete. The FASB has issued, and may issue in the future, interpretative guidance that may cause our evaluation to change. While we anticipate some changes to revenue recognition for certain transactions, we do not currently believe ASU 2014-09 will have a material effect on our consolidated financial statements.

Reclassifications

Reclassifications were made to our 2015 consolidated financial statements to conform with current period presentation. Such changes included the retrospective impact upon adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-17, Balance Sheet Classification of Deferred Taxes as discussed in New Accounting Standards within note 1. Additionally, the Company consolidated accounts payable and accrued expenses into a single line item on the balance sheet at December 31, 2016 and changed the December 31, 2015 presentation to conform.

Note 2. Investments

Investments consisted of the following.

	December 31,
	2016	2015
Cost	$22,508	$24,842
Gross unrealized gains	24	10
Gross unrealized losses	(235)	(1,102)
Fair value	$22,297	$23,750

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

Note 3.  Investment Partnerships

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

Notes to Consolidated Financial Statements (continued)

Note 3.  Investment Partnerships (continued)

The fair value and adjustment for Company common stock held by the investment partnerships to determine carrying value of our partnership interest is presented below.

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at September 25, 2013	$455,297	$57,598	$397,699
Investment partnership gains	1,436	(12,619)	14,055
Contributions (net of distributions of $10,340)	164,078	—	164,078
Increase in proportionate share of Company stock held	—	18,594	(18,594)
Partnership interest at September 24, 2014	$620,811	$63,573	$557,238
Investment partnership gains	156,088	11,386	144,702
Increase in proportionate share of Company stock held	—	3,958	(3,958)
Partnership interest at December 31, 2014	$776,899	$78,917	$697,982
Investment partnership losses	(110,956)	(71,600)	(39,356)
Contributions (net of distributions of $19,775)	68,725	—	68,725
Increase in proportionate share of Company stock held	—	255,662	(255,662)
Partnership interest at December 31, 2015	$734,668	$262,979	$471,689
Investment partnership gains	248,935	113,049	135,886
Distributions (net of contributions of $19,832)	(10,896)	—	(10,896)
Increase in proportionate share of Company stock held	—	19,042	(19,042)
Partnership interest at December 31, 2016	$972,707	$395,070	$577,637

The Company recognized a pre-tax loss of $306 ($193 net of tax) on a contribution of $5,682 in securities to investment partnerships during 2016. The Company recognized a pre-tax gain of $29,524 ($18,305 net of tax) on a contribution of $74,418 in securities to investment partnerships during fiscal year 2014. The gain had a material accounting effect on the Company’s fiscal year 2014 earnings. However, the gain had no impact on total shareholders’ equity because the investments were carried at fair value prior to the contribution, with the unrealized gains included as a component of accumulated other comprehensive income.

The carrying value of the investment partnerships net of deferred taxes is presented below.

	December 31,
	2016	2015
Carrying value of investment partnerships	$577,637	$471,689
Deferred tax liability related to investment partnerships	(155,553)	(115,952)
Carrying value of investment partnerships net of deferred taxes	$422,084	$355,737

The Company’s proportionate share of Company stock held by investment partnerships at cost is $341,930 and $332,827 at December 31, 2016 and 2015, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Notes to Consolidated Financial Statements (continued)

Note 3.  Investment Partnerships (continued)

Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

			Transition Period		Fiscal Year
	2016	2015	2014	2013	2014
				(unaudited)
Investment partnership gains (losses)	$135,886	$(39,356)	$144,702	$23,493	$14,055
Tax expense (benefit)	44,361	(21,188)	53,511	7,977	1,739
Contribution to net earnings (loss)	$91,525	$(18,168)	$91,191	$15,516	$12,316

On December 31 of each year, the general partner of the investment partnerships, Biglari Capital, will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The total incentive reallocation from Biglari Holdings to Biglari Capital includes gains on the Company’s common stock. Gains and losses on the Company’s common stock and the related incentive reallocations are eliminated in our financial statements. Our investments in these partnerships are committed on a rolling 5-year basis.

The incentive reallocations from Biglari Holdings to Biglari Capital on December 31 are presented below.

	2016	2015	2014
Incentive reallocation for gains on investments other than Company common stock	$20,114	$—	$34,406
Incentive reallocation for gains on Company common stock	11,514	23	—
Total incentive reallocation from Biglari Holdings to Biglari Capital	$31,628	$23	$34,406

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of December 31, 2016	$221,676	$1,109,465
Total liabilities as of December 31, 2016	$2,694	$201,460
Revenue for the year ended December 31, 2016	$37,098	$282,242
Earnings for the year ended December 31, 2016	$36,933	$273,736
Biglari Holdings’ ownership interest	63.6%	91.8%

Total assets as of December 31, 2015	$165,996	$819,323
Total liabilities as of December 31, 2015	$409	$141,274
Revenue for the year ended December 31, 2015	$(24,101)	$(100,357)
Earnings for the year ended December 31, 2015	$(24,247)	$(103,096)
Biglari Holdings’ ownership interest	60.9%	93.5%

Revenue for the three month period ended December 31, 2014	$24,082	$182,923
Earnings for the three month period ended December 31, 2014	$24,037	$182,902
Biglari Holdings’ ownership interest	61.6%	92.7%

Revenue for the year ended September 30, 2014	$(12,860)	$19,832
Earnings for the year ended September 30, 2014	$(12,950)	$19,789
Biglari Holdings’ ownership interest	61.6%	95.8%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments.

Notes to Consolidated Financial Statements (continued)

Note 4. Other Current Assets

Other current assets include the following.

	December 31,
	2016	2015
Prepaid contractual obligations	$4,342	$4,131
Deferred commissions on gift cards sold by third parties	3,374	3,124
Assets held for sale	1,000	—
Other current assets	$8,716	$7,255

Note 5. Property and Equipment

Property and equipment is composed of the following.

	December 31,
	2016	2015
Land	$160,328	$160,697
Buildings	156,723	156,909
Land and leasehold improvements	163,817	165,042
Equipment	200,214	199,934
Construction in progress	1,539	3,478
	682,621	686,060
Less accumulated depreciation and amortization	(370,357)	(353,736)
Property and equipment, net	$312,264	$332,324

Depreciation and amortization expense for property and equipment for 2016 and 2015 was $21,635 and $24,113, respectively. Depreciation and amortization expense for property and equipment for the 2014 and 2013 transition periods was $6,380 and $6,105, respectively. Depreciation and amortization expense for property and equipment for fiscal year 2014 was $23,112.

Note 6. Goodwill and Other Intangibles

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at September 25, 2013	$28,251	$—	$28,251
Acquisitions during fiscal year 2014	—	11,913	11,913
Goodwill at September 24, 2014	28,251	11,913	40,164
Acquisitions during 2014 transition period	—	—	—
Goodwill at December 31, 2014	28,251	11,913	40,164
Change in foreign exchange rates during 2015	(142)	—	(142)
Goodwill at December 31, 2015	28,109	11,913	40,022
Change in foreign exchange rates during 2016	(19)	—	(19)
Goodwill at December 31, 2016	$28,090	$11,913	$40,003

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

Notes to Consolidated Financial Statements (continued)

Note 6. Goodwill and Other Intangibles (continued)

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in 2016, 2015, the 2014 or 2013 transition periods or in fiscal year 2014.

Other Intangibles

Other intangibles are composed of the following.

	December 31,
	2016			2015
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(3,585)	$1,725	$5,310	$(3,054)	$2,256
Other	810	(707)	103	810	(667)	143
Total	6,120	(4,292)	1,828	6,120	(3,721)	2,399
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	8,347	—	8,347	3,398	—	3,398
Total intangible assets	$30,343	$(4,292)	$26,051	$25,394	$(3,721)	$21,673

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for 2016 and 2015 was $571 and $574, respectively. Amortization expense for the 2014 and 2013 transition periods was $151 and $169, respectively. Amortization expense for fiscal year 2014 was $690. The Company’s intangible assets with definite lives will fully amortize in 2020. Total annual amortization expense for each of the next four years will approximate $500.

The Company purchased perpetual lease rights during 2016 totaling $3,367 and recorded an additional $1,657 indefinite life asset associated with the tax effect of the asset acquisition. The Company acquired Maxim and First Guard during fiscal year 2014. As a result of the acquisitions during fiscal year 2014, $15,876 of the purchase prices were allocated to intangible assets with indefinite lives. Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

Notes to Consolidated Financial Statements (continued)

Note 7.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	December 31,
	2016	2015
Accounts payable	$33,961	$34,649
Gift card liability	25,321	22,358
Salaries, wages, and vacation	15,618	13,584
Taxes payable	12,254	12,413
Workers' compensation and other self-insurance accruals	9,960	8,485
Deferred revenue	7,407	8,514
Other	8,361	9,075
Accrued expenses	$112,882	$109,078

Note 8. Other Liabilities

Other liabilities include the following.

	December 31,
	2016	2015
Deferred rent expense	$6,632	$6,658
Other	4,514	4,253
Other liabilities	$11,146	$10,911

Note 9. Income Taxes

The components of the provision for income taxes consist of the following.

			Transition Period		Fiscal Year
	2016	2015	2014	2013	2014
				(unaudited)
Current:
Federal	$6,329	$2,866	$752	$2,352	$571
State	1,998	2,022	889	475	477
Deferred	38,485	(26,476)	52,909	6,623	9,164
Total income taxes	$46,812	$(21,588)	$54,550	$9,450	$10,212

Reconciliation of effective income tax:
Tax at U.S. statutory rates (35%)	$51,227	$(13,100)	$50,960	$9,940	$13,656
State income taxes, net of federal benefit	3,332	(1,973)	4,186	840	1,369
Federal income tax credits	(4,692)	(4,837)	(995)	(960)	(4,298)
Dividends received deduction	(5,851)	(6,142)	(341)	(880)	(3,650)
Valuation allowance	905	919	499	180	985
Foreign tax rate differences	2,249	3,180	606	371	1,993
Other	(358)	365	(365)	(41)	157
Total income taxes	$46,812	$(21,588)	$54,550	$9,450	$10,212

Income taxes paid during 2016 and 2015 was $6,961 and $2,063, respectively. Income taxes paid for the 2014 transition period was $22. Income taxes paid totaled $4,829 in fiscal year 2014. Income tax refunds totaled $233 in 2016, $16 in 2015 and $17 in fiscal year 2014.

Notes to Consolidated Financial Statements (continued)

Note 9. Income Taxes (continued)

As of December 31, 2016, we had approximately $396 of unrecognized tax benefits, including approximately $20 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. As of December 31, 2015, we had approximately $413 of unrecognized tax benefits, including approximately $35 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. We recognized approximately $20 and $6 in potential interest and penalties associated with uncertain tax positions during 2015 and the 2014 transition period, respectively. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. The unrecognized tax benefits of $396 would impact the effective income tax rate if recognized.

Adjustments to the Company’s unrecognized tax benefit for gross increases for current period tax position, gross decreases for prior period tax positions and the lapse of statute of limitations during 2016, 2015, the 2014 transition period and fiscal 2014 were not significant.

We file income tax returns which are periodically audited by various foreign, federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2013. We believe we have certain state income tax exposures related to fiscal years 2012 through 2015. Because of the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $47 within 12 months.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Our deferred tax assets and liabilities consist of the following.

	December 31,
	2016	2015
Deferred tax assets:
Insurance reserves	$3,440	$2,878
Compensation accruals	2,349	1,610
Gift card accruals	3,946	2,981
Net operating loss credit carryforward	4,292	3,444
Valuation allowance on net operating losses	(4,289)	(3,384)
Income tax credit carryforward	—	4,344
Other	947	1,642
Total deferred tax assets	10,685	13,515

Deferred tax liabilities:
Investments	155,476	115,545
Fixed asset basis difference	1,965	6,311
Goodwill and intangibles	5,559	3,526
Total deferred tax liabilities	163,000	125,382

Net deferred tax liability	$(152,315)	$(111,867)

Accounts payable and accrued expenses on the consolidated balance sheet include income taxes payable of $1,060 as of December 31, 2016. Receivables on the consolidated balance sheet include income tax receivables of $559 as of December 31, 2015.

Notes to Consolidated Financial Statements (continued)

Note 10. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

	December 31,
	2016	2015
Current portion of notes payable and other borrowings
Notes payable	$2,200	$2,200
Unamortized original issue discount	(308)	(296)
Unamortized debt issuance costs	(711)	(688)
Obligations under leases	5,571	5,787
Western revolver	377	786
Total current portion of notes payable and other borrowings	$7,129	$7,789

Long-term notes payable and other borrowings
Notes payable	$200,898	$210,175
Unamortized original issue discount	(1,093)	(1,403)
Unamortized debt issuance costs	(2,177)	(2,888)
Obligations under leases	83,927	90,178
Total long-term notes payable and other borrowings	$281,555	$296,062

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

The interest rate on the term loan was 4.75% on December 31, 2016.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Notes to Consolidated Financial Statements (continued)

Note 10. Notes Payable and Other Borrowings (continued)

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. Approximately $118,589 of the proceeds of the term loan were used to repay all outstanding amounts under Steak n Shake’s former credit facility and to pay related fees and expenses, $50,000 of such proceeds were used to pay a cash dividend to Biglari Holdings, and the remaining term loan proceeds of approximately $51,411 are being used by Steak n Shake for working capital and general corporate purposes. As of December 31, 2016, $203,098 was outstanding under the term loan, and no amount was outstanding under the revolver.

We recorded losses of $1,133 in interest expense for the extinguishment of debt for fiscal year 2014 related to the write-off of deferred loan costs associated with former credit facilities. We capitalized $4,754 in debt issuance costs in fiscal year 2014.

We had $10,893 and $10,188 in standby letters of credit outstanding as of December 31, 2016 and 2015, respectively.

Western Revolver

As of December 31, 2016, Western has $377 due June 13, 2017.

Expected principal payments for notes payable and Western’s revolver as of December 31, 2016, are as follows.

2017	$2,577
2018	2,200
2019	2,200
2020	2,200
2021	194,298
Total	$203,475

The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from the fair values at December 31, 2016 and 2015. The fair value was determined to be a Level 3 fair value measurement.

Interest

Interest paid on debt and obligations under leases are as follows.

	Year Ended December 31,		Transition Periods Ended December 31,		Year Ended September 24,
	2016	2015	2014	2013	2014
				(unaudited)
Interest paid on debt	$10,508	$10,186	$2,841	$1,956	$8,158
Interest paid on obligations under leases	$9,475	$9,422	$2,577	$2,612	$9,720

Notes to Consolidated Financial Statements (continued)

Note 11. Leased Assets and Lease Commitments

We lease certain physical facilities under non-cancelable lease agreements. These leases require the payment of real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated but are subleased to third parties or franchisees, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $9,518 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to finance obligations and capital leases as of December 31, 2016 is as follows: $69,947 buildings, $59,039 land, $27,705 land and leasehold improvements, $1,246 equipment and $74,705 accumulated depreciation.

On December 31, 2016, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments.

				Operating Leases
Year	Finance Obligations	Capital Leases	Total	Operating Property	Non-Operating Property
2017	$14,052	$376	$14,428	$15,553	$708
2018	12,043	121	12,164	15,170	714
2019	9,387	55	9,442	14,076	700
2020	6,054	55	6,109	12,568	771
2021	3,939	55	3,994	12,611	799
After 2021	3,220	5	3,225	46,133	5,150
Total minimum future rental payments	48,695	667	49,362	$116,111	$8,842
Less amount representing interest	29,059	141	29,200
Total principal obligations under leases	19,636	526	20,162
Less current portion	5,246	325	5,571
Non-current principal obligations under leases	14,390	201	14,591
Residual value at end of lease term	69,336	—	69,336
Obligations under leases	$83,726	$201	$83,927

Rent expense is presented below.

			Transition Period		Fiscal Year
	2016	2015	2014	2013	2014
				(unaudited)
Minimum rent	$17,906	$18,476	$5,069	$4,706	$18,322
Contingent rent	1,841	2,022	356	295	1,549
Rent expense	$19,747	$20,498	$5,425	$5,001	$19,871

Non-cancellable finance obligations were created when the Company, under prior management, entered into certain build-to-suit or sale leaseback arrangements. As a result of continuing involvement in the underlying leases (generally due to right of substitution or purchase option provisions of the leases), the Company accounts for the leases as financings.

Notes to Consolidated Financial Statements (continued)

Note 12. Related Party Transactions

Shared Services Agreement

During fiscal 2013, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital. Biglari Capital is solely owned by Mr. Biglari. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or the renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. under their respective partnership agreements. During 2016, 2015, 2014 transition period, and fiscal year 2014, the Company provided services for Biglari Capital under the Shared Services Agreement costing an aggregate of $1,372, $4,425, $44, and $1,590, respectively.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of December 31, 2016, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $972,707.

Contributions to and distributions from The Lion Fund, L.P. and The Lion Fund II, L.P. were as follows.

			Transition Period	Fiscal Year
	2016	2015	2014	2014

Contributions of Cash	$14,150	$88,500	$—	$100,000
Contributions of securities	5,682	—	—	74,418
Distributions of Cash	(26,265)	(19,775)	—	(10,340)
Distribution of securities	(4,463)	—	—	—
	$(10,896)	$68,725	$—	$164,078

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6%. Our policy is to accrue an estimated incentive fee throughout the year. Gains on the Company’s common stock and incentive reallocations on gains on Company common stock are eliminated in our financial statements. Based on Biglari Holdings’ $280,563 of earnings from the investment partnerships for 2016, the total incentive reallocation from Biglari Holdings to Biglari Capital was $31,628, including $11,514 associated with gains on the Company’s common stock. For 2015, the incentive reallocation from Biglari Holdings to Biglari Capital was $23, all of which was associated with gains on the Company’s common stock. Based on Biglari Holdings’ $166,168 of earnings from the investment partnerships for calendar year 2014, the total incentive reallocation from Biglari Holdings to Biglari Capital was $34,406.

Incentive Agreement Amendment

During 2013, Biglari Holdings and Mr. Biglari entered into an amendment to the Incentive Agreement to exclude earnings by the investment partnerships from the calculation of Mr. Biglari’s incentive bonus. No incentive fees were paid for 2016, 2015, the 2014 transition period or fiscal year 2014. Under the Amended and Restated Incentive Agreement Mr. Biglari would receive a payment of approximately $14,700 if an event occurred entitling him to a severance payment.

License Agreement

On January 11, 2013, the Company entered into a Trademark License Agreement (the “License Agreement”) with Mr. Biglari. The License Agreement was unanimously approved by the Governance, Nominating and Compensation Committee. In addition, the license under the License Agreement is provided on a royalty-free basis in the absence of specified extraordinary events described below. Accordingly, the Company and its subsidiaries have paid no royalties to Mr. Biglari under the License Agreement since its inception.

Notes to Consolidated Financial Statements (continued)

Note 12. Related Party Transactions (continued)

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

The Governance, Nominating and Compensation Committee unanimously approved the association of the Biglari name and mark with all of Steak n Shake’s restaurants (including Company operated and franchised locations), products and brands. On May 14, 2013, the Company, Steak n Shake, LLC and Steak n Shake Enterprises, Inc. entered into a Trademark Sublicense Agreement in connection therewith. Accordingly, revenues received by the Company, its subsidiaries and affiliates from Steak n Shake’s restaurants, products and brands would come within the definition of Revenues for purposes of the License Agreement.

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

The actual amount of royalties paid to Mr. Biglari following the occurrence of a Triggering Event (as defined in the License Agreement) would depend on the Company’s revenues during the applicable period following the Triggering Event, and, therefore, depends on material assumptions and estimates regarding future operations and revenues. Assuming for purposes of illustration a Triggering Event occurred on December 31, 2016, using revenue from 2016 as an estimate of future revenue and calculated according to terms of the License Agreement, Mr. Biglari would receive approximately $20,300 in royalty payments annually. At a minimum, the royalties would be earned on revenue generated from January 1, 2017 through December 21, 2023. Royalty payments beyond the minimum period would be subject to the licensee's continued use of the licensed marks.

Notes to Consolidated Financial Statements (continued)

Note 13. Common Stock Plans

On March 7, 2008, our shareholders approved the 2008 Equity Incentive Plan. During fiscal 2010, we resolved to suspend, indefinitely, the future issuance of stock-based awards under the 2008 plan. No shares have been granted under the 2008 plan since 2010.

The following table summarizes the options activity for 2016.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5,218	$271.58
Exercised	(1,995)	$325.75
Canceled or forfeited	(446)	$315.58
Outstanding and exercisable at December 31, 2016	2,777	$225.59	0.84	$688

There was no unrecognized stock option compensation cost at December 31, 2016 or 2015. No amounts were charged to expense during 2016, 2015, the 2014 or 2013 transition periods, or during fiscal year 2014.

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

Notes to Consolidated Financial Statements (continued)

Note 15. Fair Value of Financial Assets and Liabilities (continued)

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

Derivative instruments: Options related to equity securities are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy.

As of December 31, 2016 and December 31, 2015 the fair values of financial assets and liabilities were as follows.

	December 31,
	2016				2015
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$471	$—	$—	$471	$700	$—	$—	$700
Equity securities:
Insurance	—	—	—	—	5,046	—	—	5,046
Consumer goods	2,018	—	—	2,018	—	—	—	—
Bonds	—	24,904	—	24,904	—	21,304	—	21,304
Options on equity securities	—	2,445	—	2,445	—	—	—	—
Non-qualified deferred compensation plan investments	2,872	—	—	2,872	2,203	—	—	2,203
Total assets at fair value	$5,361	$27,349	$—	$32,710	$7,949	$21,304	$—	$29,253

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Notes to Consolidated Financial Statements (continued)

Note 15. Fair Value of Financial Assets and Liabilities (continued)

The Company recorded an impairment to long-lived assets of $695 and $51 during 2016 and 2015, respectively. The Company did not record any impairment during the 2014 transition period. The Company recorded an impairment of $41 during the 2013 transition period. During fiscal year 2014, the Company recorded an impairment to long-lived assets of $1,433. The fair value of the long-lived assets was determined based on Level 2 inputs using quoted prices for similar properties and quoted prices for the properties from brokers. The fair value of the assets impaired was not material for any of the applicable periods.

Note 16. Accumulated Other Comprehensive Income

Changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, were as follows.

	2016			2015
	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Loss

Beginning Balance	$(2,992)	$(687)	$(3,679)	$(620)	$(163)	$(783)
Other comprehensive income (loss) before reclassifications	(455)	357	(98)	(2,372)	(565)	(2,937)
Reclassification to (earnings) loss	—	193	193	—	41	41
Ending Balance	$(3,447)	$(137)	$(3,584)	$(2,992)	$(687)	$(3,679)

	Transition Period 2014			Fiscal Year 2014
	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Investment Gain	Accumulated Other Comprehensive Income (Loss)

Beginning Balance	$(574)	$52	$(522)	$8	$21,449	$21,457
Other comprehensive income (loss) before reclassifications	(46)	(215)	(261)	(582)	(3,056)	(3,638)
Reclassification to (earnings) loss	—	—	—	—	(18,341)	(18,341)
Ending Balance	$(620)	$(163)	$(783)	$(574)	$52	$(522)

Notes to Consolidated Financial Statements (continued)

Note 16. Accumulated Other Comprehensive Income (continued)

The following reclassifications were made from accumulated other comprehensive income to the consolidated statement of earnings.

Reclassifications from Accumulated Other Comprehensive Income	2016	2015	Affected Line Item in the Consolidated Statement of Earnings
Investment (loss)	$ (306)	$ -	Investment (loss) on contribution
	-	(62)	Insurance premiums and other
	(113)	(21)	Income tax expense (benefit)
	$ (193)	$ (41)	Net of tax

Reclassifications from Accumulated Other Comprehensive Income	Transition Period 2014	Fiscal Year 2014	Affected Line Item in the Consolidated Statement of Earnings
Investment gain	$ -	$ 29,524	Investment gain on contribution
	-	54	Insurance premiums and other
	-	11,237	Income tax expense (benefit)
	$ -	$ 18,341	Net of tax

Note 17. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities.

Our restaurant operations includes Steak n Shake and Western. As a result of the acquisitions of First Guard and Maxim, the Company reports segment information for these businesses. Other business activities not specifically identified with reportable business segments are presented in “other” within total operating businesses. We report our earnings from investment partnerships separate from our corporate expenses.

We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are neither necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations.

The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements.

Revenue and earnings (loss) before income taxes for 2016, 2015, transition periods 2014 and 2013, and fiscal year 2014 were as follows.

	Revenue
			Transition Period		Fiscal Year
	2016	2015	2014	2013	2014
				(unaudited)
Operating Businesses:
Restaurant Operations:
Steak n Shake	$804,423	$805,771	$212,369	$201,483	$765,600
Western	13,491	13,967	3,279	2,959	12,555
Total Restaurant Operations	817,914	819,738	215,648	204,442	778,155
First Guard	22,997	17,232	3,574	—	5,715
Maxim	9,165	24,482	5,228	—	9,941
	$850,076	$861,452	$224,450	$204,442	$793,811

Notes to Consolidated Financial Statements (continued)

Note 17. Business Segment Reporting (continued)

	Earnings (Loss) Before Income Taxes
			Transition Period		Fiscal Year
	2016	2015	2014	2013	2014
				(unaudited)
Operating Businesses:
Restaurant Operations:
Steak n Shake	$34,717	$39,749	$10,172	$9,461	$26,494
Western	2,506	1,849	394	329	1,765
Total Restaurant Operations	37,223	41,598	10,566	9,790	28,259
First Guard	5,135	3,529	906	—	1,461
Maxim	(10,078)	(18,105)	(5,498)	—	(15,981)
Other	94	564	3	21	500
Total Operating Businesses	32,374	27,586	5,977	9,811	14,239
Corporate and investments:
Corporate	(10,241)	(13,731)	(1,807)	(3,264)	(8,503)
Gains (losses) on contributions to partnerships	(306)	—	—	—	29,524
Investment partnership gains (loss)	135,886	(39,356)	144,702	23,493	14,055
Total corporate	125,339	(53,087)	142,895	20,229	35,076
Interest expense on notes
payable and other borrowings	(11,450)	(11,930)	(3,272)	(1,641)	(10,299)
	$146,263	$(37,431)	$145,600	$28,399	$39,016

A disaggregation of our consolidated capital expenditure and depreciation and amortization captions for 2016, 2015, transition periods 2014 and 2013, and fiscal year 2014 is presented in the tables that follow.

	Capital Expenditures
			Transition Period		Fiscal Year
	2016	2015	2014	2013	2014
				(unaudited)
Operating Businesses:
Restaurant Operations:
Steak n Shake	$11,624	$8,434	$8,733	$4,997	$25,398
Western	306	43	—	11	1,113
Total Restaurant Operations	11,930	8,477	8,733	5,008	26,511
First Guard	7	102	10	—	—
Maxim	42	16	57	—	312
Other	51	2,486	7	275	6,840
Total Operating Businesses	12,030	11,081	8,807	5,283	33,663
Corporate	—	2	9	—	2,149
Consolidated results	$12,030	$11,083	$8,816	$5,283	$35,812

Notes to Consolidated Financial Statements (continued)

Note 17. Business Segment Reporting (continued)

	Depreciation and Amortization
			Transition Period		Fiscal Year
	2016	2015	2014	2013	2014
				(unaudited)
Operating Businesses:
Restaurant Operations:
Steak n Shake	$20,968	$23,045	$6,289	$6,274	$23,402
Western	605	691	172	160	662
Total Restaurant Operations	21,573	23,736	6,461	6,434	24,064
First Guard	64	36	30	—	38
Maxim	409	296	151	—	211
Other	431	412	116	34	279
Total Operating Businesses	22,477	24,480	6,758	6,468	24,592
Corporate	448	300	70	98	313
Consolidated results	$22,925	$24,780	$6,828	$6,566	$24,905

A disaggregation of our consolidated asset captions is presented in the table that follows.

	Identifiable Assets
	December 31,
	2016	2015
Reportable segments:
Restaurant Operations:
Steak n Shake	$395,809	$393,853
Western	17,040	17,412
Total Restaurant Operations	412,849	411,265
First Guard	42,746	41,159
Maxim	19,100	23,545
Other	21,116	23,587
Corporate	23,519	15,834
Investment partnerships	577,637	471,689
Total assets	$1,096,967	$987,079

Notes to Consolidated Financial Statements (continued)

Note 18. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the year ended December 31, 2016
Total revenues	$208,242	$219,113	$216,732	$205,989
Gross profit	43,328	49,645	46,718	42,101
Costs and expenses	201,271	207,655	207,135	202,407
Earnings (loss) before income taxes	80,741	57,079	(104,258)	112,701
Net earnings (loss)	51,163	37,517	(60,129)	70,900
Basic earnings (loss) per common share	$41.20	$30.60	$(49.48)	$58.78
Diluted earnings (loss) per common share	$41.16	$30.57	$(49.48)	$58.70

For the year ended December 31, 2015
Total revenues	$205,828	$221,956	$218,443	$215,225
Gross profit	38,686	51,208	46,791	46,199
Costs and expenses	206,144	213,172	209,493	209,366
Earnings (loss) before income taxes	17,173	(2,177)	9,050	(61,477)
Net earnings (loss) attributable to Biglari Holdings Inc.	9,983	26	9,298	(35,150)
Basic earnings (loss) per common share	$5.36	$0.01	$7.36	$(27.88)
Diluted earnings (loss) per common share	$5.36	$0.01	$7.35	$(27.88)

We define gross profit as net revenue less restaurant cost of sales, media cost of sales, and insurance losses and underwriting expenses, which excludes depreciation and amortization.

Note 19. Supplemental Disclosures of Cash Flow Information

Capital expenditures in accounts payable at December 31, 2016, 2015, 2014 and 2013 were $480, $537, $981 and $409, respectively. Capital expenditures in accounts payable at September 24, 2014 was $2,269.

During 2016, we had new capital lease obligations of $258 and lease retirements of $1,006. We did not have any new capital lease obligations or lease retirements during 2015, the 2014 transition period or fiscal year 2014.

During 2016, the Company made a non-cash contribution of securities of $5,682 to the investment partnerships and received a non-cash distribution of securities of $4,463 from the investment partnerships. During fiscal 2014, the company made a non-cash contribution of securities of $74,418.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, to be filed on or before April 30, 2017, and such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be contained in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, to be filed on or before April 30, 2017, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, to be filed on or before April 30, 2017, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, to be filed on or before April 30, 2017, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, to be filed on or before April 30, 2017, and such information is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Reports of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this report:

PAGE
Reports of Independent Registered Public Accounting Firm	25-26
Management’s Report on Internal Control over Financial Reporting	27
Consolidated Balance Sheets	28
Consolidated Statements of Earnings	29
Consolidated Statements of Comprehensive Income	30
Consolidated Statements of Cash Flows	31
Consolidated Statements of Changes in Shareholders’ Equity	32
Notes to Consolidated Financial Statements	33

2. Financial Statement Schedule

Schedules have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the financial statements or notes thereto.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2017.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 25, 2017.

Signature	Title

/s/ Sardar Biglari	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Sardar Biglari

/s/ Bruce Lewis	Controller (Principal Financial and Accounting Officer)
Bruce Lewis

/s/ Philip Cooley	Director
Philip Cooley

/s/ Dr. Ruth J. Person	Director
Dr. Ruth J. Person

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

/s/ James P. Mastrian	Director
James P. Mastrian

INDEX TO EXHIBITS

Exhibit Number	Description

All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, file number 0-8445, unless otherwise indicated.

2.01	Agreement and Plan of Merger, dated as of October 22, 2009, by and among the Company, Grill Acquisition Corporation and Western. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 23, 2009).
3.01	Amended and Restated Articles of Incorporation of the Company, filed March 27, 2002, as amended by Articles of Amendment dated December 17, 2009, January 27, 2010 and April 8, 2010. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 15, 2010).
3.02	Amended and Restated By-Laws of the Company, as amended through June 3, 2015. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 4, 2015).
4.01	Specimen certificate representing Common Stock of the Company. (Incorporated by reference to Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 11, 2001).
10.01*	2006 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2006).
10.02*	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2006).
10.03*	2008 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated February 8, 2008).
10.04*	Form of Employee Stock Option Agreement under the Company’s 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 9, 2008).
10.05*	Form of 2008 Equity Incentive Plan Restricted Stock Agreement under the Company’s 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 9, 2008).
10.06*	The Steak n Shake Non-Qualified Savings Plan, amended and restated as of March 15, 2010. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated April 22, 2010).
10.07	Multiple Unit Franchise Agreement, dated as of September 21, 2005, by and among the Company, Reinwald Enterprises Emory, LLC and Reinwald Enterprises Wild Geese, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2005).

10.08*	Form of Indemnity Agreement entered into on October 9, 2007 with the following Officers and Directors of the Company: Jeffrey A. Blade, Duane E. Geiger, Alan B. Gilman, Omar Janjua, David C. Milne, Thomas Murrill, Gary T. Reinwald, Steven M. Schiller, J. Michael Vance, Geoff Ballotti, Wayne Kelley, Charles Lanham, Ruth Person, John W. Ryan, J. Fred Risk, Steven M. Schmidt, Edward Wilhelm, and James Williamson, Jr. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2007).
10.09*	Amended and Restated Incentive Bonus Agreement, dated September 28, 2010, by and between the Company and Sardar Biglari. (Incorporated by reference to Annex A to the Company’s definitive Proxy Statement dated September 28, 2011).
10.10	Trademark License Agreement, dated as of January 11, 2013, by and between Biglari Holdings Inc. and Sardar Biglari. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2013).
10.11	Trademark Sublicense Agreement, entered as of May 14, 2013, by and among the Company, Steak n Shake, LLC and Steak n Shake Enterprises, Inc. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 10, 2013).

Exhibit Number	Description

10.12	Stock Purchase Agreement, dated July 1, 2013, by and between Biglari Holdings Inc. and Sardar Biglari. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2013).
10.13	Shared Services Agreement, dated July 1, 2013, by and between Biglari Holdings Inc. and Biglari Capital Corp. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 2, 2013).
10.14*	First Amendment, dated as of July 1, 2013, to the Amended and Restated Incentive Bonus Agreement, dated as of September 28, 2010, by and between Biglari Holdings Inc. and Sardar Biglari. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 2, 2013).
10.15	Credit Agreement, dated as of March 19, 2014, among Steak n Shake Operations, Inc., as borrower, Steak n Shake Enterprises, Inc. and Steak n Shake, LLC, as subsidiary guarantors, the lenders party thereto, Jefferies Finance LLC, as joint lead arranger, syndication agent, documentation agent, book manager, administrative agent and collateral agent, and Fifth Third Bank, as joint lead arranger, swingline lender and issuing bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2014).
10.16	Security Agreement, dated as of March 19, 2014, by Steak n Shake Operations, Inc., Steak n Shake Enterprises, Inc. and Steak n Shake, LLC, as pledgors, assignors and debtors, in favor of Jefferies Finance LLC, in its capacity as collateral agent, pledgee, assignee and secured party. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2014).
10.17	Form of Indemnity Agreement for Directors of the Company, as adopted on June 3, 2015. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2015).
10.18	Amended and Restated Partnership Agreement of The Lion Fund II, L.P. as amended on June 3, 2015. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2015).
14.01	Code of Conduct, dated December 30, 2015.
21.01	Subsidiaries of the Company.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Controller.
32.01**	Section 1350 Certifications.
101 * **	Interactive Data Files. Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to the Annual Report on Form 10-K. Furnished herewith.

