Form 10-K/A
period 2016-12-31
BIGLARI HOLDINGS INC.
filed 2017-03-31
CIK 93859

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

As of February 20, 2017, 2,067,547 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page

PART IV

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings,” “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2017 (the “Original Filing”), to include separate audited financial statements of The Lion Fund II, L.P. (the “Lion Fund II”) pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”) in Part IV, Item 15. The audited financial statements of the Lion Fund II (the “Lion Fund II Financial Statements”) were not available at the time of the Original Filing. In accordance with Rule 3-09(b)(2), the Lion Fund II Financial Statements are being filed as an amendment to the Original Filing within 90 days after the end of the Lion Fund II’s fiscal year.

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

Item 15. Exhibits and Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT

To the Partners of
The Lion Fund II, L.P.
San Antonio, Texas

We have audited the accompanying financial statements of The Lion Fund II, L.P., (a Delaware limited partnership) (the "Fund"), which comprise the statements of assets and liabilities, including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in partners’ capital, and cash flows for the years ended December 31, 2016, 2015 and 2014, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Lion Fund II, L.P., as of December 31, 2016 and 2015, and the results of its operations, changes in partners’ capital, and its cash flows for the years ended December 31, 2016, 2015 and 2014, in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

March 31, 2017

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITIES

	December 31, 2016	December 31, 2015
ASSETS:
Investments in securities — at fair value	$1,106,345,999	$816,623,168
Dividend receivable	1,619,240	—
Advance partner withdrawal	1,500,000	—
Cash	—	2,700,311
Total assets	$1,109,465,239	$819,323,479

LIABILITIES:
Forward contract liability	$180,273,280	$140,350,204
Due to broker	20,606,933	—
Accounts payable	579,298	923,722
Total liabilities	$201,459,511	$141,273,926

PARTNERS’ CAPITAL	$908,005,728	$678,049,553

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014

INVESTMENT INCOME:
Dividends and interest	$38,337,173	$34,114,436	$16,000,887

EXPENSES:
Professional fees	8,323,508	4,962,534	48,180
Interest expense	182,795	—	—

NET INVESTMENT INCOME	29,830,870	29,151,902	15,952,707

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains from investments	128,946	—	—
Net change in unrealized appreciation	243,776,359	(132,247,595)	156,495,772

NET INCREASE (DECREASE) IN PARTNERS’ CAPITAL
RESULTING FROM OPERATIONS	$273,736,175	$(103,095,693)	$172,448,479

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	General	Limited
	Partner	Partners	Total

PARTNERS’ CAPITAL — December 31, 2013	$10,744,842	$425,396,913	$436,141,755

Capital contributions	—	134,418,240	134,418,240

Capital distributions	(12,742,938)	(10,965,290)	(23,708,228)

Net increase from operations	2,408,260	170,040,219	172,448,479

Performance reallocation	34,405,750	(34,405,750)	—

PARTNERS’ CAPITAL — December 31, 2014	$34,815,914	$684,484,332	$719,300,246

Capital contributions	—	83,000,000	83,000,000

Capital distributions	(920,000)	(20,235,000)	(21,155,000)

Net decrease from operations	(4,492,534)	(98,603,159)	(103,095,693)

Performance reallocation	23,982	(23,982)	—

PARTNERS’ CAPITAL — December 31, 2015	$29,427,362	$648,622,191	$678,049,553

Capital distributions	(1,735,000)	(42,045,000)	(43,780,000)

Net increase from operations	11,844,421	261,891,754	273,736,175

Performance reallocation	30,840,204	(30,840,204)	—

PARTNERS’ CAPITAL — December 31, 2016	$70,376,987	$837,628,741	$908,005,728

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in partners’ capital resulting from operations	$273,736,175	$(103,095,693)	$172,448,479
Adjustments to reconcile net increase (decrease) in partners’ capital resulting from operations to net cash (used in) provided by operating activities:
Net realized gains from investments	(128,946)	—	—
Net change in unrealized appreciation	(243,776,359)	132,247,595	(156,495,772)
Purchases of investments in securities	(14,035,258)	(259,787,475)	(16,750,750)
Proceeds from sale of investments	8,140,808	—	—
Advance on forward contract	—	135,095,500	—
Increase in due to broker	20,606,933	—	—
Increase in dividends receivable	(1,619,240)	—	—
Changes in accounts payable	(344,424)	880,000	19,222

Net cash (used in) provided by operating activities	42,579,689	(94,660,073)	(778,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	—	83,000,000	60,000,000
Distributions to partners	(45,280,000)	(21,155,000)	(23,708,228)

Net cash provided by (used in) financing activities	(45,280,000)	61,845,000	36,291,772

NET (DECREASE) INCREASE IN CASH	(2,700,311)	(32,815,073)	35,512,951

CASH — Beginning of period	2,700,311	35,515,384	2,433

CASH — End of period	$—	$2,700,311	$35,515,384

SUPPLEMENTAL DISCLOSURE:
Non-cash contribution of securities from Limited Partners	$—	$—	$74,418,240

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2016:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Diversified:
Biglari Holdings Inc. (34.1%)	654,237	$309,584,949
Restaurant:
Cracker Barrel Old Country Store, Inc. (87.1%)	4,737,794	791,116,842
Other		5,644,208

TOTAL SECURITIES OWNED (cost $743,344,928) (121.8%)		$1,106,345,999

FORWARD CONTRACT LIABILITY (proceeds $135,095,500) (19.9%)		$180,273,280
(United States, Restaurant, Cracker Barrel Old Country Store, Inc.)

Percentages shown are computed based on the classification value compared to partners’ capital at December 31, 2016.

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

See notes to financial statements.

THE LION FUND II, L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

for the years eNDED December 31, 2016, 2015 and 2014

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

There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax returns. The Fund has reviewed open tax years and has concluded that there is no significant tax liability resulting from uncertain tax provisions. 2015, 2014 and 2013 remain open for both federal and state jurisdictions.

Cash — Any highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents. The cash balances as of December 31, 2015 represents cash held by the custodian of the Fund’s investments.

Due to Broker — Due to broker represents margin debit balances collateralized by investments in securities.

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

Forward Derivative Contract — The Fund entered into a pre-paid variable share forward transaction on February 5, 2015 with 1,250,000 shares of Cracker Barrel Old Country Store, Inc. On February 10, 2015, the Fund received $135,095,500. The derivative contract is marked to market each period with the changes in fair value of the contract recorded in net change in unrealized appreciation in the Statement of Operations. The change in unrealized appreciation for the contract in 2016 and 2015 was a loss of $39,923,076 and $5,254,704, respectively. As of December 31, 2016 and 2015, the Fund’s liability for the contract on the Statement of Assets and Liabilities was $180,273,280 and $140,350,204, respectively. Subject to the applicable terms and conditions, the Fund may elect to settle the forward contract in cash or shares. The scheduled valuation dates occur from June 14, 2017 to September 19, 2017. The Fund did not enter into a master netting arrangement with the counterparty. The contract is secured by 1,250,000 shares of common stock of Cracker Barrel Old Country Store, Inc. held by the Fund.

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

The General Partner is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 6% performance hurdle rate that the Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation. Additionally, this reallocation is subject to a highwater mark provision. For the years ended December 31, 2016, 2015 and 2014, the General Partner earned $30,840,204, $23,982, and $34,405,750 of performance reallocation fees, respectively.

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

As of December 31, 2016, 2015 and 2014, Biglari Holdings, Steak n Shake and The Lion Fund, L.P. represented the limited partners in the Fund.

4.	Fair Value MeasuremenTS

Exchange-listed securities are valued at the last sale price on the principal exchange on which they are traded. Level 1 securities in accordance with the U.S. GAAP established fair value hierarchy are based on unadjusted quoted prices in active markets for identical assets and liabilities. As of December 31, 2016 and 2015, the total securities were $1,106,345,999 and $816,623,168, respectively. The securities are classified as Level 1 inputs within the U.S. GAAP established hierarchy.

Level 2 valuations in accordance with the U.S. GAAP established fair value hierarchy are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. The value of the derivative depends upon the contractual terms of, and specific risks inherent in the instrument, as well as, the availability and reliability of, observable inputs.  Such inputs include market prices for reference securities, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. As of December 31, 2016 and 2015, the liability for the forward contract was $180,273,280 and $140,350,204, respectively. The liability is classified as a Level 2 input within the U.S. GAAP established hierarchy.

5.	Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the time of issuance of these financial statements on March 31, 2017.

6.	Financial Highlights

	2016	2015	2014

Total return before performance reallocation	41.20%	(13.31)%	28.59%
Performance reallocation	(5.01)	0.00	(6.15)

Total return after performance reallocation	36.19%	(13.31)%	22.44%

Supplemental Data
	2016	2015	2014

Annual gross partnership return	43.11%	(12.94)%	40.22%
Annual net partnership return	41.81%	(13.59)%	40.21%

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

	2016	2015	2014
Ratio to average partners’ capital:
Expenses before performance reallocation	1.07%	0.66%	0.01%
Performance reallocation	4.07	0.00	7.21

Expenses including performance reallocation	5.14%	0.66%	7.22%

Net investment income	3.77%	3.89%	3.28%

Average partners’ capital is determined using the Fund’s partners’ capital measured at the end of each month. The performance reallocation to the General Partner is not included in the net investment income ratio.

Expenses include accounting fees, interest and other expenses. Net investment income is computed as investment income from dividends and interest, less expenses.

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2017.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2017.

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

