Form 10-Q
period 2017-03-31
BIGLARI HOLDINGS INC.
filed 2017-05-05
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of May 3, 2017, 2,067,613 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,560	$75,808
Investments	20,702	22,297
Receivables	8,670	14,195
Inventories	7,096	6,773
Other current assets	7,474	8,716
Total current assets	112,502	127,789
Property and equipment	309,577	312,264
Goodwill and other intangible assets	66,040	66,054
Investment partnerships	546,170	577,637
Other assets	13,653	13,223
Total assets	$1,047,942	$1,096,967

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$107,791	$112,882
Current portion of notes payable and other borrowings	7,067	7,129
Total current liabilities	114,858	120,011
Long-term notes payable and other borrowings	264,511	281,555
Deferred taxes	142,143	152,315
Other liabilities	11,456	11,146
Total liabilities	532,968	565,027

Shareholders’ equity
Common stock - 2,067,613 and 2,067,193 shares outstanding	1,071	1,071
Additional paid-in capital	382,014	381,906
Retained earnings	499,612	515,433
Accumulated other comprehensive loss	(3,275)	(3,584)
Treasury stock, at cost	(364,448)	(362,886)
Biglari Holdings Inc. shareholders’ equity	514,974	531,940
Total liabilities and shareholders’ equity	$1,047,942	$1,096,967
See accompanying Notes to Consolidated Financial Statements

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share amounts)

	First Quarter
	2017	2016
	(Unaudited)
Revenues
Restaurant operations	$195,694	$200,295
Insurance premiums and other	6,080	5,499
Media advertising and other	1,619	2,448
	203,393	208,242
Cost and expenses
Restaurant cost of sales	157,298	155,737
Insurance losses and underwriting expenses	5,020	4,103
Media cost of sales	1,493	5,019
Selling, general and administrative	29,486	30,365
Depreciation and amortization	5,621	6,047
	198,918	201,271
Other income (expenses)
Interest expense	(2,824)	(2,922)
Interest on obligations under leases	(2,280)	(2,281)
Investment partnership gains (losses)	(24,968)	78,973
Total other income (expenses)	(30,072)	73,770
Earnings (loss) before income taxes	(25,597)	80,741
Income tax expense (benefit)	(9,776)	29,578
Net earnings (loss)	$(15,821)	$51,163
Earnings per share
Basic earnings per common share	$(12.82)	$41.20
Diluted earnings per common share	$(12.82)	$41.16

Weighted average shares and equivalents
Basic	1,234,478	1,241,733
Diluted	1,234,478	1,242,938

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	First Quarter
	2017	2016
	(Unaudited)

Net earnings (loss)	$(15,821)	$51,163
Other comprehensive income:
Net change in unrealized gains and losses on investments	191	(401)
Applicable income taxes	(67)	145
Foreign currency translation	185	331
Other comprehensive income, net	309	75
Total comprehensive income (loss)	$(15,512)	$51,238

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	First Quarter
	2017	2016
	(Unaudited)
Operating activities
Net earnings (loss)	$(15,821)	$51,163
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	5,621	6,047
Provision for deferred income taxes	(10,281)	26,307
Asset impairments and other non-cash expenses	435	415
Loss on disposal of assets	99	265
Investment partnership gains / losses	24,968	(78,973)
Distributions from investment partnerships	5,015	4,750
Changes in receivables and inventories	5,202	7,923
Changes in other assets	(114)	(2,085)
Changes in accounts payable and accrued expenses	(5,261)	1,443
Net cash provided by operating activities	9,863	17,255
Investing activities
Capital expenditures	(1,990)	(2,859)
Proceeds from property and equipment disposals	50	854
Purchases of investments	(16,945)	(24,472)
Redemptions of fixed maturity securities	18,653	12,989
Net cash used in investing activities	(232)	(13,488)
Financing activities
Payments on revolving credit facility	(20)	(96)
Principal payments on long-term debt	(15,550)	(2,201)
Principal payments on direct financing lease obligations	(1,356)	(1,461)
Proceeds from exercise of stock options	30	1
Net cash used in financing activities	(16,896)	(3,757)
Effect of exchange rate changes on cash	17	48
Increase (decrease) in cash and cash equivalents	(7,248)	58
Cash and cash equivalents at beginning of year	75,808	56,523
Cash and cash equivalents at end of first quarter	$68,560	$56,581
See accompanying Notes to Consolidated Financial Statements

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2016	$1,071	$381,906	$515,433	$(3,584)	$(362,886)	$531,940
Net earnings (loss)			(15,821)			(15,821)
Other comprehensive income, net				309		309
Adjustment to treasury stock for holdings in investment partnerships		116			(1,600)	(1,484)
Exercise of stock options		(8)			38	30
Balance at March 31, 2017	$1,071	$382,014	$499,612	$(3,275)	$(364,448)	$514,974

Balance at December 31, 2015	$1,071	$391,853	$415,982	$(3,679)	$(353,855)	$451,372
Net earnings			51,163			51,163
Other comprehensive income, net				75		75
Adjustment to treasury stock for holdings in investment partnerships					(10,930)	(10,930)
Exercise of stock options		(5)			6	1
Balance at March 31, 2016	$1,071	$391,848	$467,145	$(3,604)	$(364,779)	$491,681

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2017

(dollars in thousands, except share and per share data)

Note 1. Summary of Significant Accounting Policies

Description of Business

The accompanying unaudited consolidated financial statements of Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal recurring adjustments. The results for the interim periods shown are not necessarily indicative of results for the entire fiscal year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

Biglari Holdings is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of March 31, 2017, Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock was approximately 51.3%.

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

Note 2. New Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The Company does not currently anticipate ASU 2017-04 will have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control. ASU 2016-17 amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years. The Company adopted the provisions of ASU 2016-17 on January 1, 2017. The adoption of this update has had no material effect on the Company’s financial statements.

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

Note 2. New Accounting Standards (continued)

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

The Company consolidated goodwill and other intangible assets into a single line item on the balance sheet at March 31, 2017 and changed the December 31, 2016 presentation to conform.

Note 3. Earnings Per Share

Earnings per share of common stock is based on the weighted average number of shares outstanding during the year. The shares of Company stock attributable to our limited partner interest in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, the “investment partnerships”) — based on our proportional ownership during this period — are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding. However, these shares are legally outstanding.

The following table presents a reconciliation of basic and diluted weighted average common shares.

	First Quarter
	2017	2016
Basic earnings per share:
Weighted average common shares	1,234,478	1,241,733
Diluted earnings per share:
Weighted average common shares	1,234,478	1,241,733
Dilutive effect of stock awards	—	1,205
Weighted average common and incremental shares	1,234,478	1,242,938

Anti-dilutive stock awards excluded from the calculation of eanings per share	1,497	—

Note 3. Earnings Per Share (continued)

The Company’s common stock is $0.50 stated value. The following table presents shares authorized, issued and outstanding.

	March 31, 2017	December 31, 2016
Common stock authorized	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202
Treasury stock held by the Company	(74,589)	(75,009)
Outstanding shares	2,067,613	2,067,193
Proportional ownership of the Company's
common stock in investment partnerships	(838,012)	(834,889)
Net outstanding shares for financial reporting purposes	1,229,601	1,232,304

Note 4. Investments

Investments consisted of the following.

	March 31, 2017	December 31, 2016
Cost	$20,722	$22,508
Gross unrealized gains	5	24
Gross unrealized losses	(25)	(235)
Fair value	$20,702	$22,297

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

Investments in equity securities and a related put option of $4,463 are included in other assets and recorded at fair value.

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2016	$972,707	$395,070	$577,637
Investment partnership gains (losses)	(59,517)	(34,549)	(24,968)
Contributions (net of distributions) to investment partnerships	(5,015)		(5,015)
Increase in proportionate share of Company stock held		1,484	(1,484)
Partnership interest at March 31, 2017	$908,175	$362,005	$546,170

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2015	$734,668	$262,979	$471,689
Investment partnership gains	115,894	36,921	78,973
Contributions (net of distributions) to investment partnerships	6,750		6,750
Increase in proportionate share of Company stock held		10,930	(10,930)
Partnership interest at March 31, 2016	$857,312	$310,830	$546,482

The carrying value of the investment partnerships net of deferred taxes is presented below.

	March 31, 2017	December 31, 2016
Carrying value of investment partnerships	$546,170	$577,637
Deferred tax liability related to investment partnerships	(144,676)	(155,553)
Carrying value of investment partnerships net of deferred taxes	$401,494	$422,084

The Company’s proportionate share of Company stock held by investment partnerships at cost is $343,530 and $341,930 at March 31, 2017 and December 31, 2016, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	First Quarter
	2017	2016
Investment partnership gains (losses)	$(24,968)	$78,973
Tax expense (benefit)	(9,761)	28,585
Contribution to net earnings (loss)	$(15,207)	$50,388

On December 31 of each year, the general partner of the investment partnerships, Biglari Capital Corp. (“Biglari Capital”), will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue an incentive fee during the first quarter of 2017. During the first quarter of 2016, the Company accrued incentive fees for Biglari Capital of $2,921. Our investments in these partnerships are committed on a rolling 5-year basis. Biglari Capital is an entity solely owned by Mr. Biglari.

Note 5. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of March 31, 2017	$203,202	$1,041,405
Total liabilities as of March 31, 2017	$202	$199,443
Revenue for the first quarter ending March 31, 2017	$(15,696)	$(52,652)
Earnings (loss) for the first quarter ending March 31, 2017	$(15,716)	$(53,514)
Biglari Holdings’ Ownership Interest	63.6%	92.5%

Total assets as of December 31, 2016	$221,676	$1,109,465
Total liabilities as of December 31, 2016	$2,694	$201,460
Revenue for the first quarter ending March 31, 2016	$(1,738)	$130,525
Earnings (loss) for the first quarter ending March 31, 2016	$(1,771)	$129,285
Biglari Holdings’ Ownership Interest	63.4%	93.5%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Note 6. Property and Equipment

Property and equipment is composed of the following.

	March 31, 2017	December 31, 2016
Land	$160,219	$160,328
Buildings	156,168	156,723
Land and leasehold improvements	164,287	163,817
Equipment	201,452	200,214
Construction in progress	1,695	1,539
	683,821	682,621
Less accumulated depreciation and amortization	(374,244)	(370,357)
Property and equipment, net	$309,577	$312,264

Note 7. Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2016	$28,090	$11,913	$40,003
Change in foreign exchange rates during first quarter 2017	9	—	9
Goodwill at March 31, 2017	$28,099	$11,913	$40,012

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

Note 7. Goodwill and Other Intangible Assets (continued)

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first three months of 2017 or 2016.

Other Intangible Assets

Other intangibles assets are composed of the following.

	March 31, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(3,717)	$1,593	$5,310	$(3,585)	$1,725
Other	810	(717)	93	810	(707)	103
Total	6,120	(4,434)	1,686	6,120	(4,292)	1,828
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	8,466	—	8,466	8,347	—	8,347
Total intangible assets	$30,462	$(4,434)	$26,028	$30,343	$(4,292)	$26,051

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for the first quarters of 2017 and 2016 was $142 and $141, respectively. The Company’s intangible assets with definite lives will fully amortize in 2020. Total annual amortization expense for each of 2018 and 2019 will approximate $500.

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	First Quarter
	2017	2016
Net sales	$189,051	$195,067
Franchise royalties and fees	5,556	4,350
Other	1,087	878
	$195,694	$200,295

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	March 31, 2017	December 31, 2016
Accounts payable	$36,622	$33,961
Gift card liability	20,360	25,321
Salaries, wages, and vacation	9,076	15,618
Taxes payable	13,529	12,254
Workers' compensation and other self-insurance accruals	9,870	9,960
Deferred revenue	10,350	7,407
Other	7,984	8,361
Accounts payable and accrued expenses	$107,791	$112,882

Note 10. Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	March 31, 2017	December 31, 2016
Notes payable	$2,200	$2,200
Unamortized original issue discount	(312)	(308)
Unamortized debt issuance costs	(716)	(711)
Obligations under leases	5,538	5,571
Western revolver	357	377
Total current portion of notes payable and other borrowings	$7,067	$7,129

Long-term notes payable and other borrowings
Notes payable	$185,348	$200,898
Unamortized original issue discount	(1,014)	(1,093)
Unamortized debt issuance costs	(1,996)	(2,177)
Obligations under leases	82,173	83,927
Total long-term notes payable and other borrowings	$264,511	$281,555

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into the current credit agreement. The credit agreement provides for a senior secured term loan facility in an aggregate principal amount of $220,000 and a senior secured revolving credit facility in an aggregate principal amount of up to $30,000.

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

The interest rate on the term loan was 4.75% as of March 31, 2017.

Note 10. Borrowings (continued)

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of March 31, 2017, $187,548 was outstanding under the term loan, and no amount was outstanding under the revolver.

Steak n Shake had $10,893 in standby letters of credit outstanding as of March 31, 2017 and December 31, 2016.

Western Revolver

As of March 31, 2017, Western has $357 due June 13, 2017.

Fair Value of Debt

The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at March 31, 2017 and December 31, 2016. The fair value was determined to be a Level 3 fair value measurement.

Note 11. Accumulated Other Comprehensive Income

During the first quarters of 2017 and 2016, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(3,447)	$(137)	$(3,584)	$(2,992)	$(687)	$(3,679)
Other comprehensive income (loss) before reclassifications	185	124	309	331	(256)	75
Ending Balance	$(3,262)	$(13)	$(3,275)	$(2,661)	$(943)	$(3,604)

There were no reclassifications made from accumulated other comprehensive income to the consolidated statement of earnings during the first quarters of 2017 and 2016.

Note 12. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax for the first quarter of 2017 was a benefit of $9,776 compared to an expense of $29,578 for the first quarter of 2016.   The variance in income taxes between the first quarters of 2017 and 2016 is primarily attributable to taxes on income and losses from investment partnerships.

As of March 31, 2017 and December 31, 2016, we had approximately $396 of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

Note 13. Commitments and Contingencies

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

Note 14. Fair Value of Financial Assets and Liabilities

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

As of March 31, 2017 and December 31, 2016, the fair values of financial assets and liabilities were as follows.

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,293	$—	$—	$2,293	$471	$—	$—	$471
Equity securities:
Consumer goods	2,445	—	—	2,445	2,018	—	—	2,018
Bonds	—	23,037	—	23,037	—	24,904	—	24,904
Options on equity securities	—	2,018	—	2,018	—	2,445	—	2,445
Non-qualified deferred compensation plan investments	3,081	—	—	3,081	2,872	—	—	2,872
Total assets at fair value	$7,819	$25,055	$—	$32,874	$5,361	$27,349	$—	$32,710

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 15. Related Party Transactions

Shared Services Agreement

During fiscal 2013, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital. Biglari Capital is an entity solely owned by Mr. Biglari. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or the renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. under their respective partnership agreements. During the first quarters of 2017 and 2016, the Company provided services for Biglari Capital under the Shared Services Agreement costing an aggregate of $227, and $301, respectively.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of March 31, 2017, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $908,175.

Contributions to and distributions from The Lion Fund, L.P. and The Lion Fund II, L.P. were as follows.

	First Quarter
	2017	2016

Contributions of cash	$—	$11,500
Distributions of cash	(5,015)	(4,750)
	$(5,015)	$6,750

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6% over the previous high water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue incentive fees for Biglari Capital during the first quarter of 2017. The Company accrued $2,921 in incentive fees for Biglari Capital during the first quarter of 2016.

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

License Agreement

On January 11, 2013, the Company entered into a Trademark License Agreement (the “License Agreement”) with Mr. Biglari. The License Agreement was unanimously approved by the Governance, Nominating and Compensation Committee (comprised of independent members of the Company’s Board of Directors). In addition, the license under the License Agreement is provided on a royalty-free basis in the absence of specified extraordinary events described below. Accordingly, the Company and its subsidiaries have paid no royalties to Mr. Biglari under the License Agreement since its inception.

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

Note 15. Related Party Transactions (continued)

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

Note 16. Business Segment Reporting

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

Revenue and earnings before income taxes for the first quarters of 2017 and 2016 were as follows.

	Revenue
	First Quarter
	2017	2016
Operating Businesses:
Restaurant Operations:
Steak n Shake	$192,690	$196,898
Western	3,004	3,397
Total Restaurant Operations	195,694	200,295
First Guard	6,080	5,499
Maxim	1,619	2,448
	$203,393	$208,242

	Earnings Before Income Taxes
	First Quarter
	2017	2016
Operating Businesses:
Restaurant Operations:
Steak n Shake	$3,352	$8,362
Western	450	586
Total Restaurant Operations	3,802	8,948
First Guard	969	1,327
Maxim	(324)	(3,515)
Other	148	125
Total Operating Businesses	4,595	6,885
Corporate and Investments:
Corporate	(2,400)	(2,195)
Investment partnership gains (losses)	(24,968)	78,973
Total Corporate and Investments	(27,368)	76,778
Interest expense on notes payable and other borrowings	(2,824)	(2,922)
	$(25,597)	$80,741

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

Net earnings (loss) attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	First Quarter
	2017	2016
Operating businesses:
Restaurant	$2,497	$5,478
Insurance	626	876
Media	(208)	(2,237)
Other	90	59
Total operating businesses	3,005	4,176
Corporate	(1,868)	(1,589)
Investment partnership gains / losses	(15,207)	50,388
Interest expense on notes payable and other borrowings	(1,751)	(1,812)
	$(15,821)	$51,163

Our restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”). As of March 31, 2017, Steak n Shake comprised 417 company-operated restaurants and 182 franchised units. Western comprised 3 company-operated restaurants and 62 franchised units.

Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”). First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.

Our media business is composed of Maxim Inc. (“Maxim”). Maxim’s business lies principally in media and licensing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western comprise 664 company-operated and franchised restaurants as of March 31, 2017.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of December 31, 2015	417	144	4	66	631
Net restaurants opened (closed)	—	3	—	—	3
Total stores as of March 31, 2016	417	147	4	66	634

Total stores as of December 31, 2016	417	173	3	64	657
Net restaurants opened (closed)	—	9	—	(2)	7
Total stores as of March 31, 2017	417	182	3	62	664

Earnings of our restaurant operations are summarized below.

	First Quarter
	2017		2016
Revenue
Net sales	$189,051		$195,067
Franchise royalties and fees	5,556		4,350
Other revenue	1,087		878
Total revenue	195,694		200,295

Restaurant cost of sales
Cost of food	54,401	28.8%	53,992	27.7%
Restaurant operating costs	98,347	52.0%	97,232	49.8%
Rent	4,550	2.4%	4,513	2.3%
Total cost of sales	157,298		155,737

Selling, general and administrative
General and administrative	13,952	7.1%	13,980	7.0%
Marketing	12,435	6.4%	12,570	6.3%
Other expenses	678	0.3%	1,064	0.5%
Total selling, general and administrative	27,065	13.8%	27,614	13.8%

Depreciation and amortization	5,249	2.7%	5,715	2.9%

Interest on obligations under leases	2,280		2,281

Earnings before income taxes	3,802		8,948

Income tax expense	1,305		3,470

Contribution to net earnings	$2,497		$5,478

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.
General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales during the first quarter of 2017 were $189,051, representing a decrease of $6,016 when compared to the first quarter 2016. The decreased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales which decreased 3.3% whereas customer traffic decreased 2.4% during the first quarter. The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.

In the first quarter of 2017 franchise royalties and fees increased 27.7% compared to those in 2016.  Steak n Shake opened ten franchise units and closed one franchise unit during the first quarter of 2017. Western closed two franchise units during the first quarter of 2017. The increase in franchise fees and royalties includes forfeited area development fees realized during 2017.

Cost of food in the first quarter of 2017 was $54,401 or 28.8% of net sales compared with $53,992 or 27.7% of net sales in the first quarter of 2016. The increase as a percent of net sales during 2017 was primarily attributable to increased commodity costs.

Restaurant operating costs during the first quarter of 2017 were $98,347 or 52.0% of net sales compared to $97,232 or 49.8% of net sales in 2016. Total costs, and as a percent of net sales, during the first quarter of 2017 increased compared to the first quarter of 2016 principally due to higher wages and benefits.

Selling, general and administrative expenses during the first quarter of 2017 of $27,065 or 13.8% of revenues remained relatively flat compared to the expenses in the first quarter of 2016 which were $27,614 or 13.8% of total revenues.

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. Earnings of our insurance business are summarized below.

	First Quarter
	2017	2016
Premiums written	$5,907	$5,361

Insurance losses	3,762	2,862
Underwriting expenses	1,258	1,241

Pre-tax underwriting gain	887	1,258
Other income (expense)
Investment income and commissions	173	138
Other income	(91)	(69)
Total other income	82	69
Earnings before income taxes	969	1,327
Income tax expense	343	451
Contribution to net earnings	$626	$876

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Premiums written during the first quarter of 2017 were $5,907, an increase of $546 or 10.2% compared to 2016. Pre-tax underwriting gain was $887 in the first quarter of 2017 compared to $1,258 in 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Media

Maxim’s business lies principally in media and licensing. Earnings of our media operations are summarized below.

	First Quarter
	2017	2016
Revenue	$1,619	$2,448

Media cost of sales	1,493	5,019
General and administrative expenses	437	888
Depreciation and amortization	13	56
Loss before income taxes	(324)	(3,515)
Income tax benefit	(116)	(1,278)
Contribution to net earnings	$(208)	$(2,237)

We acquired Maxim with the idea of transforming the brand. The magazine developed the Maxim brand, a franchise transforming into a cash-generating business, notably through licensing related to consumer products, services, and events of Maxim.

We have taken the risk on the belief that the probability for gain in value more than justifies the risk of loss.

Investment Partnership Gains (Losses)

Earnings (loss) from our investments in partnerships are summarized below.

	First Quarter
	2017	2016
Investment partnership gains (losses)	$(24,968)	$78,973
Tax expense (benefit)	(9,761)	28,585
Contribution to net earnings	$(15,207)	$50,388

The Company recorded after-tax losses from investment partnerships of $15,207 during the first quarter of 2017 and after-tax gains of $50,388 during the first quarter of 2016. The volatility of the gains and losses during the various periods is attributable to changes in market values of investments held by the investment partnerships. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

The Company’s interest expense is summarized below.

	First Quarter
	2017	2016
Interest expense on notes payable and other borrowings	$2,824	$2,922
Tax benefit	1,073	1,110
Interest expense net of tax	$1,751	$1,812

Interest expense during the first quarter of 2017 was $2,824 compared to $2,922 for the first quarter of 2016. The outstanding balance on Steak n Shake’s credit facility on March 31, 2017 was $187,548 compared to $210,174 on March 31, 2016. The interest rate has remained constant at 4.75% since March 19, 2014.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate net losses during the first quarter of 2017 were $1,868 versus net losses of $1,589 during the first quarter of 2016.

Income Tax Expense

Consolidated income tax was a benefit of $9,776 or 38.2% of pretax income in the first quarter of 2017 versus an expense of $29,578 or 36.6% of pretax income in the first quarter of 2016.  The change in the tax expense between the first quarters of 2017 and 2016 was primarily due to deferred tax expenses and benefits associated with non-cash, pretax gains and losses from investment partnerships. The tax benefit recorded during the first quarter of 2017 included a deferred tax benefit of $10,281, primarily due to non-cash, pretax losses from investment partnerships. The tax expense recorded during the first quarter of 2016 included a deferred tax expense of $26,307, primarily due to non-cash, pretax gains from investment partnerships.

Financial Condition

Our consolidated shareholders’ equity on March 31, 2017 was $514,974, a decrease of $16,966 compared to the December 31, 2016 balance. The decrease during the first quarter of 2017 was primarily attributable to net losses of $15,821.

Consolidated cash and investments are summarized below.

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$68,560	$75,808
Investments	25,165	26,760
Fair value of interest in investment partnerships	908,175	972,707
Total cash and investments	1,001,900	1,075,275
Less portion of Company stock held by investment partnerships	(362,005)	(395,070)
Carrying value of cash and investments on balance sheet	$639,895	$680,205

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Quarter
	2017	2016
Net cash provided by operating activities	$9,863	$17,255
Net cash (used in) investing activities	(232)	(13,488)
Net cash (used in) financing activities	(16,896)	(3,757)
Effect of exchange rate changes on cash	17	48
Increase (decrease) in cash and cash equivalents	$(7,248)	$58

Cash provided by operating activities decreased by $7,392 during the first three months of 2017 compared to the first three months of 2016. The decrease was primarily related to payments of accrued expenses by our restaurant businesses during the first quarter of 2017.

Net cash used in investing activities during the first quarter of 2017 of $232 was primarily due to capital expenditures of $1,990 offset by redemptions of fixed maturity securities (net of purchases) of $1,708. Net cash used in investing activities during the first quarter of 2016 of $13,488 was primarily due to purchases of bonds (net of maturities) of $11,483 and capital expenditures of $2,859.

During the first quarters of 2017 and 2016 we incurred debt payments of $15,570 and $2,297, respectively. Debt obligations were reduced because of additional principal payments on long-term debt.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into the current credit agreement. The credit agreement provides for a senior secured term loan facility in an aggregate principal amount of $220,000 and a senior secured revolving credit facility in an aggregate principal amount of up to $30,000.

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

As of March 31, 2017, the interest rate on the term loan was 4.75%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. As of March 31, 2017, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests on substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of March 31, 2017, $187,548 was outstanding under the term loan, and no amount was outstanding under the revolver.

We had $10,893 in standby letters of credit outstanding as of March 31, 2017 and December 31, 2016.

Western Revolver

As of March 31, 2017, Western has $357 due June 13, 2017.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our consolidated financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our consolidated financial statements will likely increase or decrease in the future as additional information becomes available. There have been no material changes to critical accounting policies previously disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying market value of our investments of $57,134 along with a corresponding change in shareholders’ equity of approximately 7%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At March 31, 2017, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,200 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the first quarters in 2017 and 2016.

ITEM 4.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1.	lEGAL PROCEEDINGS

Information in response to this Item is included in Note 13 to the Consolidated Financial Statements included in Part 1 Item 1 of this Form 10-Q and is incorporated herein by reference.

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

There have been no material changes from the risk factors as previously disclosed in Item 1A to the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Date: May 5, 2017

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller

