Form 10-Q
period 2017-06-30
BIGLARI HOLDINGS INC.
filed 2017-08-04
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2017, 2,067,613 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

BIGLARI HOLDINGS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,669	$75,808
Investments	23,231	22,297
Receivables	9,289	14,195
Inventories	7,289	6,773
Other current assets	7,635	8,716
Total current assets	112,113	127,789
Property and equipment	305,807	312,264
Goodwill and other intangible assets	66,483	66,054
Investment partnerships	585,754	577,637
Other assets	13,625	13,223
Total assets	$1,083,782	$1,096,967

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$111,941	$112,882
Current portion of notes payable and other borrowings	7,049	7,129
Total current liabilities	118,990	120,011
Long-term notes payable and other borrowings	262,353	281,555
Deferred taxes	155,480	152,315
Other liabilities	11,218	11,146
Total liabilities	548,041	565,027

Shareholders’ equity
Common stock - 2,067,613 and 2,067,193 shares outstanding	1,071	1,071
Additional paid-in capital	382,014	381,906
Retained earnings	520,738	515,433
Accumulated other comprehensive loss	(2,273)	(3,584)
Treasury stock, at cost	(365,809)	(362,886)
Biglari Holdings Inc. shareholders’ equity	535,741	531,940
Total liabilities and shareholders’ equity	$1,083,782	$1,096,967
See accompanying Notes to Consolidated Financial Statements

BIGLARI HOLDINGS INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share amounts)

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$204,867	$210,709	$400,561	$411,004
Insurance premiums and other	6,183	5,731	12,263	11,230
Media advertising and other	1,904	2,673	3,523	5,121
	212,954	219,113	416,347	427,355
Cost and expenses
Restaurant cost of sales	166,478	160,801	323,776	316,538
Insurance losses and underwriting expenses	4,743	3,573	9,763	7,676
Media cost of sales	1,741	5,048	3,234	10,067
Selling, general and administrative	31,655	32,884	61,141	63,249
Depreciation and amortization	5,433	5,349	11,054	11,396
	210,050	207,655	408,968	408,926
Other income (expenses)
Interest expense	(2,781)	(2,873)	(5,605)	(5,795)
Interest on obligations under leases	(2,318)	(2,749)	(4,598)	(5,030)
Investment partnership gains	37,238	51,243	12,270	130,216
Total other income	32,139	45,621	2,067	119,391
Earnings before income taxes	35,043	57,079	9,446	137,820
Income tax expense	13,917	19,562	4,141	49,140
Net earnings	$21,126	$37,517	$5,305	$88,680
Earnings per share
Basic earnings per common share	$17.18	$30.60	$4.31	$71.87
Diluted earnings per common share	$17.17	$30.57	$4.30	$71.80

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net earnings	$21,126	$37,517	$5,305	$88,680
Other comprehensive income:
Net change in unrealized gains and losses on investments	(1)	988	190	587
Applicable income taxes	—	(364)	(67)	(219)
Reclassification of investment depreciation in net earnings	—	306	—	306
Applicable income taxes	—	(113)	—	(113)
Foreign currency translation	1,003	(210)	1,188	121
Other comprehensive income, net	1,002	607	1,311	682
Total comprehensive income	$22,128	$38,124	$6,616	$89,362

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	First Six Months
	2017	2016
	(Unaudited)
Operating activities
Net earnings	$5,305	$88,680
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	11,054	11,396
Provision for deferred income taxes	2,908	43,837
Asset impairments and other non-cash expenses	1,465	1,312
Loss on disposal of assets	193	201
Investment partnership gains / losses	(12,270)	(130,216)
Distributions from investment partnerships	5,015	9,475
Changes in receivables and inventories	4,256	9,200
Changes in other assets	235	(837)
Changes in accounts payable and accrued expenses	(1,785)	8,027
Net cash provided by operating activities	16,376	41,075
Investing activities
Capital expenditures	(4,779)	(4,341)
Proceeds from property and equipment disposals	520	1,084
Purchases of investments	(23,140)	(29,733)
Redemptions of fixed maturity securities	18,653	12,977
Net cash used in investing activities	(8,746)	(20,013)
Financing activities
Payments on revolving credit facility	(73)	(256)
Principal payments on long-term debt	(16,100)	(8,178)
Principal payments on direct financing lease obligations	(2,726)	(2,820)
Proceeds from exercise of stock options	30	1
Net cash used in financing activities	(18,869)	(11,253)
Effect of exchange rate changes on cash	100	28
Increase (decrease) in cash and cash equivalents	(11,139)	9,837
Cash and cash equivalents at beginning of year	75,808	56,523
Cash and cash equivalents at end of second quarter	$64,669	$66,360
See accompanying Notes to Consolidated Financial Statements

BIGLARI HOLDINGS INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2016	$1,071	$381,906	$515,433	$(3,584)	$(362,886)	$531,940
Net earnings			5,305			5,305
Other comprehensive income, net				1,311		1,311
Adjustment to treasury stock for holdings in investment partnerships		116			(2,961)	(2,845)
Exercise of stock options		(8)			38	30
Balance at June 30, 2017	$1,071	$382,014	$520,738	$(2,273)	$(365,809)	$535,741

Balance at December 31, 2015	$1,071	$391,853	$415,982	$(3,679)	$(353,855)	$451,372
Net earnings			88,680			88,680
Other comprehensive income, net				682		682
Adjustment to treasury stock for holdings in investment partnerships					(16,221)	(16,221)
Exercise of stock options		(5)			6	1
Balance at June 30, 2016	$1,071	$391,848	$504,662	$(2,997)	$(370,070)	$524,514

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Biglari Holdings is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of June 30, 2017, Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock was approximately 51.3%.

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

Business Acquisitions

On May 25, 2017, the Company announced a definitive agreement for a subsidiary of Biglari Holdings to acquire all of the outstanding shares of the parent company of Pacific Specialty Insurance Company, Western Service Contract Corp., and its affiliated agency, McGraw Insurance, Inc. Pacific Specialty Insurance Company specializes in power sports, residential property and personal liability insurance. The transaction is subject to customary closing conditions, including regulatory approvals.

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

Note 2. New Accounting Standards (continued)

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

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Second Quarter		First Six Months
	2017	2016	2017	2016
Basic earnings per share:
Weighted average common shares	1,229,601	1,225,979	1,232,026	1,233,856
Diluted earnings per share:
Weighted average common shares	1,229,601	1,225,979	1,232,026	1,233,856
Dilutive effect of stock awards	940	1,298	1,021	1,256
Weighted average common and incremental shares	1,230,541	1,227,277	1,233,047	1,235,112
Anti-dilutive stock awards excluded from the calculation of eanings per share	—	—	—	—

Note 3. Earnings Per Share (continued)

The Company’s common stock is $0.50 stated value. The following table presents shares authorized, issued and outstanding.

	June 30, 2017	December 31, 2016
Common stock authorized	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202
Treasury stock held by the Company	(74,589)	(75,009)
Outstanding shares	2,067,613	2,067,193
Proportional ownership of the Company's common stock in investment partnerships	(841,223)	(834,889)
Net outstanding shares for financial reporting purposes	1,226,390	1,232,304

Note 4. Investments

Investments consisted of the following.

	June 30, 2017	December 31, 2016
Cost	$23,210	$22,508
Gross unrealized gains	45	24
Gross unrealized losses	(24)	(235)
Fair value	$23,231	$22,297

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2016	$972,707	$395,070	$577,637
Investment partnership gains (losses)	(49,376)	(61,646)	12,270
Contributions (net of distributions) to investment partnerships	(1,308)		(1,308)
Increase in proportionate share of Company stock held		2,845	(2,845)
Partnership interest at June 30, 2017	$922,023	$336,269	$585,754

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2015	$734,668	$262,979	$471,689
Investment partnership gains	189,857	59,335	130,522
Contributions (net of distributions) to investment partnerships	5,894		5,894
Increase in proportionate share of Company stock held		16,221	(16,221)
Partnership interest at June 30, 2016	$930,419	$338,535	$591,884

The carrying value of the investment partnerships net of deferred taxes is presented below.

	June 30, 2017	December 31, 2016
Carrying value of investment partnerships	$585,754	$577,637
Deferred tax liability related to investment partnerships	(158,961)	(155,553)
Carrying value of investment partnerships net of deferred taxes	$426,793	$422,084

The Company’s proportionate share of Company stock held by investment partnerships at cost is $344,891 and $341,930 at June 30, 2017 and December 31, 2016, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Second Quarter		First Six Months
	2017	2016	2017	2016
Investment partnership gains	$37,238	$51,549	$12,270	$130,522
Loss on contribution of securities to investment partnership	—	(306)	—	(306)
Investment partnership gains	37,238	51,243	12,270	130,216
Tax expense	13,543	18,171	3,782	46,756
Contribution to net earnings	$23,695	$33,072	$8,488	$83,460

On December 31 of each year, the general partner of the investment partnerships, Biglari Capital Corp. (“Biglari Capital”), will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue an incentive fee during the first six months of 2017. During the first six months of 2016, the Company accrued incentive fees for Biglari Capital of $17,857. Our investments in these partnerships are committed on a rolling 5-year basis. Biglari Capital is an entity solely owned by Mr. Biglari.

Note 5. Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of June 30, 2017	$195,038	$1,059,949
Total liabilities as of June 30, 2017	$115	$204,874
Revenue for the first six months ended June 30, 2017	$(22,919)	$(29,372)
Earnings (loss) for the first six months ended June 30, 2017	$(22,949)	$(37,600)
Biglari Holdings’ ownership interest	63.9%	92.9%

Total assets as of December 31, 2016	$221,676	$1,109,465
Total liabilities as of December 31, 2016	$2,694	$201,460
Revenue for the first six months ended June 30, 2016	$9,655	$223,759
Earnings for the first six months ended June 30, 2016	$9,563	$221,154
Biglari Holdings’ ownership interest	64.5%	93.5%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Note 6. Property and Equipment

Property and equipment is composed of the following.

	June 30, 2017	December 31, 2016
Land	$159,039	$160,328
Buildings	155,121	156,723
Land and leasehold improvements	163,098	163,817
Equipment	202,978	200,214
Construction in progress	2,411	1,539
	682,647	682,621
Less accumulated depreciation and amortization	(376,840)	(370,357)
Property and equipment, net	$305,807	$312,264

Note 7. Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2016	$28,090	$11,913	$40,003
Change in foreign exchange rates during first six months 2017	48	—	48
Goodwill at June 30, 2017	$28,138	$11,913	$40,051

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

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first six months of 2017 or 2016.

Other Intangible Assets

Other intangible assets are composed of the following.

	June 30, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(3,850)	$1,460	$5,310	$(3,585)	$1,725
Other	810	(727)	83	810	(707)	103
Total	6,120	(4,577)	1,543	6,120	(4,292)	1,828
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	9,013	—	9,013	8,347	—	8,347
Total intangible assets	$31,009	$(4,577)	$26,432	$30,343	$(4,292)	$26,051

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for each of the first six months of 2017 and 2016 was $285. The Company’s intangible assets with definite lives will fully amortize in 2020. Total annual amortization expense for each of 2018 and 2019 is expected to be approximately $500.

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

The Company consolidated goodwill and other intangible assets into a single line item on the balance sheet at June 30, 2017 and changed the December 31, 2016 presentation to conform.

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	Second Quarter		First Six Months
	2017	2016	2017	2016
Net sales	$198,501	$205,082	$387,552	$400,149
Franchise royalties and fees	5,349	4,784	10,905	9,134
Other	1,017	843	2,104	1,721
	$204,867	$210,709	$400,561	$411,004

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	June 30, 2017	December 31, 2016
Accounts payable	$36,608	$33,961
Gift card liability	20,175	25,321
Salaries, wages, and vacation	13,825	15,618
Taxes payable	12,466	12,254
Workers' compensation and other self-insurance accruals	10,767	9,960
Deferred revenue	9,176	7,407
Other	8,924	8,361
Accounts payable and accrued expenses	$111,941	$112,882

Note 10. Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	June 30, 2017	December 31, 2016
Notes payable	$2,200	$2,200
Unamortized original issue discount	(315)	(308)
Unamortized debt issuance costs	(648)	(711)
Obligations under leases	5,508	5,571
Western revolver	304	377
Total current portion of notes payable and other borrowings	$7,049	$7,129

Long-term notes payable and other borrowings
Notes payable	$184,798	$200,898
Unamortized original issue discount	(934)	(1,093)
Unamortized debt issuance costs	(1,756)	(2,177)
Obligations under leases	80,245	83,927
Total long-term notes payable and other borrowings	$262,353	$281,555

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into the current credit agreement. The credit agreement provides for a senior secured term loan facility in an aggregate principal amount of $220,000. On August 3, 2017, Steak n Shake and its lenders amended the senior secured revolving credit facility, reducing the revolving commitments from $30,000 to $15,000, as well as waiving the revolving credit financial covenant test for June 30, 2017.

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

Note 10. Borrowings (continued)

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

The interest rate on the term loan was 4.80% as of June 30, 2017.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. The total leverage ratio is defined as the ratio of (i) total debt minus unrestricted cash in relation to (ii) earnings before interest, taxes, depreciation and amortization. Steak n Shake received a waiver to test the June 30, 2017 total leverage ratio. The testing of the total leverage ratio will also be waived for future periods when the revolving credit facility is not utilized. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of June 30, 2017, $186,998 was outstanding under the term loan, and no amount was outstanding under the revolver.

Steak n Shake had $10,893 in standby letters of credit outstanding as of June 30, 2017 and December 31, 2016.

Western Revolver

As of June 30, 2017, Western has $304 due June 13, 2018.

Fair Value of Debt

The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at June 30, 2017 and December 31, 2016. The fair value was determined to be a Level 3 fair value measurement.

Note 11. Accumulated Other Comprehensive Income

During the first six months of 2017 and 2016, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(3,447)	$(137)	$(3,584)	$(2,992)	$(687)	$(3,679)
Other comprehensive income (loss) before reclassifications	1,188	123	1,311	121	368	489
Reclassification to (earnings) loss	—	—	—	—	193	193
Ending Balance	$(2,259)	$(14)	$(2,273)	$(2,871)	$(126)	$(2,997)

Note 11. Accumulated Other Comprehensive Income (continued)

During the second quarters of 2017 and 2016, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Second Quarter 2017			Second Quarter 2016
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Beginning Balance	$(3,262)	$(13)	$(3,275)	$(2,661)	$(943)	$(3,604)
Other comprehensive income (loss) before reclassifications	1,003	(1)	1,002	(210)	624	414
Reclassification to (earnings) loss	—	—	—	—	193	193
Ending Balance	$(2,259)	$(14)	$(2,273)	$(2,871)	$(126)	$(2,997)

During the second quarter of 2016, $193 (net of tax) was reclassified from accumulated other comprehensive income to the consolidated statement of earnings. There were no reclassifications made during 2017.

Note 12. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax expense for the second quarter of 2017 was $13,917 compared to $19,562 for the second quarter of 2016.   Income tax expense for the first six months of 2017 was $4,141 compared to $49,140 for the first six months of 2016. The variance in income taxes between 2017 and 2016 is primarily attributable to taxes on income and losses from investment partnerships.

As of June 30, 2017 and December 31, 2016, we had approximately $398 and $396, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

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

Note 14. Fair Value of Financial Assets (continued)

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

The following methods and assumptions were used to determine the fair value of each class of the following assets recorded at fair value in the consolidated balance sheet:

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

As of June 30, 2017 and December 31, 2016, the fair values of financial assets were as follows.

	June 30, 2017				December 31, 2016

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$202	$—	$—	$202	$471	$—	$—	$471
Equity securities:
Consumer goods	2,639	—	—	2,639	2,018	—	—	2,018
Bonds	—	25,843	—	25,843	—	24,904	—	24,904
Options on equity securities	—	1,824	—	1,824	—	2,445	—	2,445
Non-qualified deferred compensation plan investments	2,867	—	—	2,867	2,872	—	—	2,872
Total assets at fair value	$5,708	$27,667	$—	$33,375	$5,361	$27,349	$—	$32,710

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Note 15. Related Party Transactions

Shared Services Agreement

During fiscal 2013, Biglari Holdings and Biglari Capital entered into the Shared Services Agreement pursuant to which Biglari Holdings provides certain services to Biglari Capital. Biglari Capital is an entity solely owned by Mr. Biglari. The Shared Services Agreement runs for an initial five-year term, and automatically renews for successive five-year periods, unless terminated by either party effective at the end of the initial or the renewed term, as applicable. The term of the Shared Services Agreement coincides with the lock-up period for the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. under their respective partnership agreements. During the second quarters of 2017 and 2016, the Company provided services for Biglari Capital under the Shared Services Agreement costing an aggregate of $197, and $351, respectively, and $424 and $652 for the first six months of 2017 and 2016, respectively.

Note 15. Related Party Transactions (continued)

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of June 30, 2017, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $922,023.

Contributions to and distributions from The Lion Fund, L.P. and The Lion Fund II, L.P. were as follows.

	Second Quarter		First Six Months
	2017	2016	2017	2016

Contributions of cash	$3,707	$2,650	$3,707	$14,150
Contributions of securities	—	5,682	—	5,682
Distributions of cash	—	(4,725)	(5,015)	(9,475)
Distributions of securities	—	(4,463)	—	(4,463)
	$3,707	$(856)	$(1,308)	$5,894

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above an annual hurdle rate of 6% over the previous high water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue incentive fees for Biglari Capital during the first six months of 2017. The Company accrued $17,857 in incentive fees for Biglari Capital during the first six months of 2016.

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

Note 16. Business Segment Reporting (continued)

Revenue and earnings before income taxes for the second quarters and first six months of 2017 and 2016 were as follows.

	Revenue
	Second Quarter		First Six Months
	2017	2016	2017	2016
Operating Businesses:
Restaurant Operations:
Steak n Shake	$201,335	$206,828	$394,025	$403,726
Western	3,532	3,881	6,536	7,278
Total Restaurant Operations	204,867	210,709	400,561	411,004
First Guard	6,182	5,731	12,262	11,230
Maxim	1,904	2,673	3,523	5,121
	$212,953	$219,113	$416,346	$427,355

	Earnings Before Income Taxes
	Second Quarter		First Six Months
	2017	2016	2017	2016
Operating Businesses:
Restaurant Operations:
Steak n Shake	$969	$12,144	$4,321	$20,506
Western	585	837	1,035	1,423
Total Restaurant Operations	1,554	12,981	5,356	21,929
First Guard	1,332	2,098	2,301	3,425
Maxim	(208)	(3,321)	(532)	(6,836)
Other	193	140	341	265
Total Operating Businesses	2,871	11,898	7,466	18,783
Corporate and Investments:
Corporate	(2,285)	(3,189)	(4,685)	(5,384)
Investment partnership gains	37,238	51,243	12,270	130,216
Total Corporate and Investments	34,953	48,054	7,585	124,832
Interest expense on notes payable and other borrowings	(2,781)	(2,873)	(5,605)	(5,795)
	$35,043	$57,079	$9,446	$137,820

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

	Second Quarter		First Six Months
	2017	2016	2017	2016
Operating businesses:
Restaurant	$694	$8,660	$3,191	$14,138
Insurance	866	1,372	1,492	2,248
Media	(134)	(2,099)	(342)	(4,336)
Other	119	73	209	132
Total operating businesses	1,545	8,006	4,550	12,182
Corporate	(2,390)	(1,780)	(4,258)	(3,369)
Investment partnership gains	23,695	33,072	8,488	83,460
Interest expense on notes payable and other borrowings	(1,724)	(1,781)	(3,475)	(3,593)
	$21,126	$37,517	$5,305	$88,680

Our restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”). As of June 30, 2017, Steak n Shake comprised 416 company-operated restaurants and 186 franchised units. Western comprised 4 company-operated restaurants and 61 franchised units.

On August 3, 2017, Steak n Shake and the revolving lenders amended the senior secured revolving credit facility to reduce the revolving commitments from $30,000 to $15,000, as well as waiving the revolving credit financial covenant test for June 30, 2017 and future periods when the revolving credit facility is not utilized.

Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”). First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.

On May 25, 2017, the Company announced a definitive agreement for a subsidiary of Biglari Holdings to acquire all of the outstanding shares of the parent company of Pacific Specialty Insurance Company, Western Service Contract Corp., and its affiliated agency, McGraw Insurance, Inc. Pacific Specialty Insurance Company specializes in power sports, residential property and personal liability insurance. The transaction is subject to customary closing conditions, including regulatory approvals.

Our media business is composed of Maxim Inc. (“Maxim”). Maxim’s business lies principally in media and licensing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western comprise 667 company-operated and franchised restaurants as of June 30, 2017.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of December 31, 2016	417	173	3	64	657
Net restaurants opened (closed)	(1)	13	1	(3)	10
Total stores as of June 30, 2017	416	186	4	61	667

Total stores as of December 31, 2015	417	144	4	66	631
Net restaurants opened (closed)	—	10	—	(1)	9
Total stores as of June 30, 2016	417	154	4	65	640

Earnings of our restaurant operations are summarized below.

	Second Quarter				First Six Months
	2017		2016		2017		2016
Revenue
Net sales	$198,501		$205,082		$387,552		$400,149
Franchise royalties and fees	5,349		4,784		10,905		9,134
Other revenue	1,017		843		2,104		1,721
Total revenue	204,867		210,709		400,561		411,004

Restaurant cost of sales
Cost of food	61,402	30.9%	56,567	27.6%	115,803	29.9%	110,559	27.6%
Restaurant operating costs	100,464	50.6%	99,714	48.6%	198,811	51.3%	196,946	49.2%
Rent	4,612	2.3%	4,520	2.2%	9,162	2.4%	9,033	2.3%
Total cost of sales	166,478		160,801		323,776		316,538

Selling, general and administrative
General and administrative	14,627	7.1%	15,064	7.1%	28,579	7.1%	29,044	7.1%
Marketing	13,276	6.5%	13,405	6.4%	25,711	6.4%	25,975	6.3%
Other expenses	1,407	0.7%	597	0.3%	2,085	0.5%	1,661	0.4%
Total selling, general and administrative	29,310	14.3%	29,066	13.8%	56,375	14.1%	56,680	13.8%

Depreciation and amortization	5,207	2.5%	5,112	2.4%	10,456	2.6%	10,827	2.6%

Interest on obligations under leases	2,318		2,749		4,598		5,030

Earnings before income taxes	1,554		12,981		5,356		21,929

Income tax expense	860		4,321		2,165		7,791

Contribution to net earnings	$694		$8,660		$3,191		$14,138

Cost of food, restaurant operating costs and rent expense are expressed percentage of net sales.
General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.
19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales during the second quarter and the first six months of 2017 were $198,501 and $387,552, respectively, representing a decrease of $6,581 over the second quarter and $12,597 over the first six months of 2016. The decreased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales, which decreased 3.1% whereas customer traffic decreased 4.3% during the second quarter. Steak n Shake’s same-store sales decreased 3.2% whereas customer traffic decreased 3.4% during the first six months. The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.

In the second quarter and the first six months of 2017 franchise royalties and fees increased 11.8% and 19.4%, respectively, compared to those in 2016.  Steak n Shake opened seven franchise units and closed three franchise units during the second quarter of 2017. Western closed one franchise unit during the second quarter of 2017. The increase in franchise fees and royalties includes forfeited area development fees realized during 2017.

Cost of food in the second quarter and first six months of 2017 was $61,402 or 30.9% of net sales and $115,803 or 29.9% of net sales, respectively, compared to the second quarter and first six months in 2016 of $56,567 or 27.6% of net sales and $110,559 or 27.6% of net sales, respectively. The increase as a percent of net sales during 2017 was primarily attributable to increased commodity costs, including beef prices. During the second quarter of 2017, Steak n Shake enhanced the quality and quantity of bacon and cheese on its Steakburgers.

Restaurant operating costs during the second quarter of 2017 were $100,464 or 50.6% of net sales compared to $99,714 or 48.6% of net sales in 2016. Restaurant operating costs during the first six months of 2017 were $198,811 or 51.3% of net sales compared to $196,946 or 49.2% of net sales in 2016. Total costs during the second quarter of 2017 remained relatively flat compared to the costs in the second quarter of 2016. Total costs during the first six months of 2017 increased compared to 2016 principally due to higher wages and benefits.

Selling, general and administrative expenses remained relatively flat compared to 2016. During the second quarter and first six months of 2017 the expenses were $29,310 or 14.3% of total revenues and $56,375 or 14.1% of total revenues, respectively, compared to expenses in the second quarter and first six months of 2016 which were $29,066 or 13.8% of total revenues and $56,680 or 13.8% of total revenues, respectively.

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. Earnings of our insurance business are summarized below.

	Second Quarter		First Six Months
	2017	2016	2017	2016
Premiums written	$6,031	$5,581	$11,938	$10,942

Insurance losses	3,531	2,388	7,293	5,250
Underwriting expenses	1,212	1,185	2,470	2,426

Pre-tax underwriting gain	1,288	2,008	2,175	3,266
Other income and expenses
Investment income and commissions	152	150	325	288
Other expense	(108)	(60)	(199)	(129)
Total other income	44	90	126	159
Earnings before income taxes	1,332	2,098	2,301	3,425
Income tax expense	466	726	809	1,177
Contribution to net earnings	$866	$1,372	$1,492	$2,248

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Premiums written during the second quarter of 2017 were $6,031, an increase of $450 or 8.1% compared to 2016. Premiums written during the first six months of 2017 were $11,938, an increase of $996 or 9.1% compared to 2016. Pre-tax underwriting gain was $1,288 and $2,175 in the second quarter and first six months of 2017, respectively, compared to $2,008 and $3,266 in the second quarter and first six months of 2016, respectively.

Media

Maxim’s business lies principally in media and licensing. Earnings of our media operations are summarized below.

	Second Quarter		First Six Months
	2017	2016	2017	2016
Revenue	$1,904	$2,673	$3,523	$5,121

Media cost of sales	1,741	5,048	3,234	10,067
General and administrative expenses	358	898	795	1,786
Depreciation and amortization	13	48	26	104
Loss before income taxes	(208)	(3,321)	(532)	(6,836)
Income tax benefit	(74)	(1,222)	(190)	(2,500)
Contribution to net earnings	$(134)	$(2,099)	$(342)	$(4,336)

We acquired Maxim with the idea of transforming the brand. The magazine developed the Maxim brand, a franchise transforming into a cash-generating business, notably through licensing related to consumer products, services, and events of Maxim.

We have taken the risk on the belief that the probability for gain in value more than justifies the risk of loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Partnership Gains (Losses)

Earnings from our investments in partnerships are summarized below.

	Second Quarter		First Six Months
	2017	2016	2017	2016
Investment partnership gains	$37,238	$51,549	$12,270	$130,522
Loss on contribution of securities to investment partnership	—	(306)	—	(306)
Investment partnership gains	37,238	51,243	12,270	130,216
Tax expense	13,543	18,171	3,782	46,756
Contribution to net earnings	$23,695	$33,072	$8,488	$83,460

The Company recorded after-tax gains from investment partnerships of $23,695 during the second quarter of 2017 and $33,072 during the second quarter of 2016. During the first six months of 2017 the Company recorded after-tax gains from investment partnerships of $8,488 compared to $83,460 for the first six months of 2016. The volatility of the gains and losses during the various periods is attributable to changes in market values of investments held by the investment partnerships. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

The investment partnerships hold the Company’s common stock as investments. The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding. Gains and losses on Company common stock included in the earnings of the partnerships are eliminated.

Interest Expense

The Company’s interest expense is summarized below.

	Second Quarter		First Six Months
	2017	2016	2017	2016
Interest expense on notes payable and other borrowings	$2,781	$2,873	$5,605	$5,795
Tax benefit	1,057	1,092	2,130	2,202
Interest expense net of tax	$1,724	$1,781	$3,475	$3,593

Interest expense during the second quarter and first six months of 2017 was $2,781 and $5,605, respectively, compared to $2,873 and $5,795 for the second quarter and first six months of 2016, respectively. The outstanding balance on Steak n Shake’s credit facility on June 30, 2017 was $186,998 compared to $204,198 on June 30, 2016. From March 19, 2014 through March 31, 2017, the interest rate remained constant at 4.75%. The interest rate was 4.80% as of June 30, 2017.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate net losses during the second quarter and first six months of 2017 were $2,390 and $4,258, respectively, versus net losses of $1,780 and $3,369 during the second quarter and first six months of 2016, respectively.

Income Tax Expense

Income tax expense for the second quarter of 2017 was $13,917 compared to $19,562 for the second quarter of 2016.   Income tax expense for the first six months of 2017 was $4,141 compared to $49,140 for the first six months of 2016. The variance in income taxes between 2017 and 2016 is primarily attributable to taxes on income from investment partnerships.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

Our consolidated shareholders’ equity on June 30, 2017 was $535,741, an increase of $3,801 compared to the December 31, 2016 balance. The increase during the first six months of 2017 was primarily attributable to net earnings of $5,305.

Consolidated cash and investments are summarized below.

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$64,669	$75,808
Investments	27,694	26,760
Fair value of interest in investment partnerships	922,023	972,707
Total cash and investments	1,014,386	1,075,275
Less portion of Company stock held by investment partnerships	(336,269)	(395,070)
Carrying value of cash and investments on balance sheet	$678,117	$680,205

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Six Months
	2017	2016
Net cash provided by operating activities	$16,376	$41,075
Net cash (used in) investing activities	(8,746)	(20,013)
Net cash (used in) financing activities	(18,869)	(11,253)
Effect of exchange rate changes on cash	100	28
Increase (decrease) in cash and cash equivalents	$(11,139)	$9,837

Cash provided by operating activities decreased by $24,699 during the first six months of 2017 compared to the first six months of 2016. Net earnings adjusted for non-cash items decreased by $6,555 in 2017 compared to 2016 because of lower revenues and earnings. Cash from changes in working capital accounts decreased $13,684 in 2017 compared to 2016 primarily due to the timing of payments.

Net cash used in investing activities during the first six months of 2017 of $8,746 was primarily due to capital expenditures of $4,779 and investments in partnership investments of $3,707. Net cash used in investing activities during the first six months of 2016 of $20,013 was primarily due to investments in partnership investments of $14,150 and capital expenditures of $4,341.

During the first six months of 2017 and 2016 we incurred debt payments of $18,899 and $11,254, respectively. Debt obligations were reduced because of additional principal payments on long-term debt.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into the current credit agreement. The credit agreement provides for a senior secured term loan facility in an aggregate principal amount of $220,000. On August 3, 2017, Steak n Shake and its lenders amended the senior secured revolving credit facility reducing the revolving commitments from $30,000 to $15,000, as well as waiving the revolving credit financial covenant test for June 30, 2017 and future periods when the revolving credit facility is not utilized.

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

As of June 30, 2017, the interest rate on the term loan was 4.80%.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. The total leverage ratio is defined as the ratio of (i) total debt minus unrestricted cash in relation to (ii) earnings before interest, taxes, depreciation and amortization. Steak n Shake received a waiver to test the June 30, 2017 total leverage ratio. The testing of the total leverage ratio will also be waived for future periods when the revolving credit facility is not utilized. As of June 30, 2017, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests on substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of June 30, 2017, $186,998 was outstanding under the term loan, and no amount was outstanding under the revolver.

We had $10,893 in standby letters of credit outstanding as of June 30, 2017 and December 31, 2016.

Western Revolver

As of June 30, 2017, Western has $304 due June 13, 2018.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying market value of our investments of $61,345 along with a corresponding change in shareholders’ equity of approximately 7%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At June 30, 2017, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,200 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the second quarter in 2017 and 2016.

ITEM 4.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company previously reported in a Current Report on Form 8-K filed on April 28, 2017, the final voting results of the Company’s 2017 Annual Meeting of Shareholders held on April 27, 2017 (the “2017 Annual Meeting”).  As previously reported, in a non-binding advisory vote on the frequency of future say-on-pay votes at the 2017 Annual Meeting, a majority of the shares voted for holding such advisory votes every three years.  The Company’s Board of Directors has determined that the Company will hold an advisory vote on say-on-pay every three years.

Item 6.	Exhibits

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated as of May 22, 2017, by and among BHIC Inc., John M. McGraw, JDM Living Trust, Michael J. McGraw, Michael Joseph McGraw Family Trust and, for certain limited purposes, Biglari Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 25, 2017).

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

_________________

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2017

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller

