Form 10-Q
period 2017-09-30
BIGLARI HOLDINGS INC.
filed 2017-11-03
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 1, 2017, 2,067,613 shares of the registrant’s Common Stock, $.50 stated value, were outstanding.

Index

BIGLARI HOLDINGS INC.

Index

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGLARI HOLDINGS INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,670	$75,808
Investments	23,221	22,297
Receivables	11,216	14,195
Inventories	6,860	6,773
Other current assets	5,978	8,716
Total current assets	100,945	127,789
Property and equipment	300,493	312,264
Goodwill and other intangible assets	66,651	66,054
Investment partnerships	537,184	577,637
Other assets	22,416	13,223
Total assets	$1,027,689	$1,096,967

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$111,524	$112,882
Current portion of notes payable and other borrowings	6,986	7,129
Total current liabilities	118,510	120,011
Long-term notes payable and other borrowings	258,933	281,555
Deferred taxes	127,637	152,315
Other liabilities	11,291	11,146
Total liabilities	516,371	565,027

Shareholders’ equity
Common stock - 2,067,613 and 2,067,193 shares outstanding	1,071	1,071
Additional paid-in capital	382,014	381,906
Retained earnings	496,038	515,433
Accumulated other comprehensive loss	(1,665)	(3,584)
Treasury stock, at cost	(366,140)	(362,886)
Biglari Holdings Inc. shareholders’ equity	511,318	531,940
Total liabilities and shareholders’ equity	$1,027,689	$1,096,967

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per share amounts)

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues
Restaurant operations	$206,072	$209,445	$606,633	$620,449
Insurance premiums and other	6,285	5,841	18,548	17,071
Media advertising and other	1,877	1,446	5,400	6,567
	214,234	216,732	630,581	644,087
Cost and expenses
Restaurant cost of sales	170,726	162,139	494,502	478,677
Insurance losses and underwriting expenses	5,379	4,597	15,142	12,273
Media cost of sales	1,465	3,225	4,699	13,292
Selling, general and administrative	32,480	31,299	93,621	94,548
Depreciation and amortization	5,277	5,875	16,331	17,271
	215,327	207,135	624,295	616,061
Other income (expenses)
Interest expense	(2,716)	(2,830)	(8,321)	(8,625)
Interest on obligations under leases	(2,258)	(2,411)	(6,856)	(7,441)
Investment partnership gains (losses)	(43,859)	(108,614)	(31,589)	21,602
Total other income (expenses)	(48,833)	(113,855)	(46,766)	5,536
Earnings (losses) before income taxes	(49,926)	(104,258)	(40,480)	33,562
Income tax expense (benefit)	(25,226)	(44,129)	(21,085)	5,011
Net earnings (loss)	$(24,700)	$(60,129)	$(19,395)	$28,551
Earnings per share
Basic earnings (loss) per common share	$(20.09)	$(49.48)	$(15.75)	$23.26
Diluted earnings (loss) per common share	$(20.09)	$(49.48)	$(15.75)	$23.23

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net earnings (loss)	$(24,700)	$(60,129)	$(19,395)	$28,551
Other comprehensive income:
Net change in unrealized gains and losses on investments	71	57	261	644
Applicable income taxes	(25)	(20)	(92)	(239)
Reclassification of investment depreciation in net earnings	—	—	—	306
Applicable income taxes	—	—	—	(113)
Foreign currency translation	562	42	1,750	163
Other comprehensive income, net	608	79	1,919	761
Total comprehensive income (loss)	$(24,092)	$(60,050)	$(17,476)	$29,312

 See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	First Nine Months
	2017	2016
	(Unaudited)
Operating activities
Net earnings (loss)	$(19,395)	$28,551
Adjustments to reconcile net earnings (loss) to operating cash flows:
Depreciation and amortization	16,331	17,271
Provision for deferred income taxes	(25,008)	(3,808)
Asset impairments and other non-cash expenses	3,311	1,676
(Gain) loss on disposal of assets	(454)	615
Investment partnership gains / losses	31,589	(21,602)
Distributions from investment partnerships	9,395	26,265
Changes in receivables and inventories	2,800	10,255
Changes in other assets	376	(2,841)
Changes in accounts payable and accrued expenses	(2,001)	(426)
Net cash provided by operating activities	16,944	55,956
Investing activities
Capital expenditures	(6,244)	(6,795)
Proceeds from property and equipment disposals	1,004	1,084
Purchases of investments	(40,596)	(46,698)
Redemptions of fixed maturity securities	36,122	28,549
Net cash used in investing activities	(9,714)	(23,860)
Financing activities
Payments on revolving credit facility	(162)	(354)
Principal payments on long-term debt	(16,650)	(8,727)
Principal payments on direct financing lease obligations	(4,103)	(4,166)
Proceeds from exercise of stock options	30	2
Net cash used in financing activities	(20,885)	(13,245)
Effect of exchange rate changes on cash	145	31
Increase (decrease) in cash, cash equivalents and restricted cash	(13,510)	18,882
Cash, cash equivalents and restricted cash at beginning of year	75,833	56,548
Cash, cash equivalents and restricted cash at end of third quarter	$62,323	$75,430

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2016	$1,071	$381,906	$515,433	$(3,584)	$(362,886)	$531,940
Net earnings (loss)			(19,395)			(19,395)
Other comprehensive income, net				1,919		1,919
Adjustment to treasury stock for holdings in investment partnerships		116			(3,292)	(3,176)
Exercise of stock options		(8)			38	30
Balance at September 30, 2017	$1,071	$382,014	$496,038	$(1,665)	$(366,140)	$511,318

Balance at December 31, 2015	$1,071	$391,853	$415,982	$(3,679)	$(353,855)	$451,372
Net earnings			28,551			28,551
Other comprehensive income, net				761		761
Adjustment to treasury stock for holdings in investment partnerships					(19,807)	(19,807)
Exercise of stock options		(8)			10	2
Balance at September 30, 2016	$1,071	$391,845	$444,533	$(2,918)	$(373,652)	$460,879

See accompanying Notes to Consolidated Financial Statements.

Index

BIGLARI HOLDINGS INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Biglari Holdings is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of September 30, 2017, Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock was approximately 51.3%.

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

Business Acquisitions

On May 25, 2017, the Company announced an agreement for a subsidiary of Biglari Holdings to acquire all of the outstanding shares of the parent company of Pacific Specialty Insurance Company, Western Service Contract Corp., and its affiliated agency, McGraw Insurance, Inc. The Company is engaged in discussions to amend the original agreement dated May 22, 2017. There is no assurance that the parties will reach agreement on the terms of an amendment or proceed with a transaction. Pacific Specialty Insurance Company specializes in power sports, residential property and personal liability insurance.

Note 2. New Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The Company does not currently anticipate ASU 2017-04 will have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires that the statement of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on statements of cash flows. For public entities, this standard is effective for fiscal years beginning after December 15, 2017. This standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. We adopted this standard in 2017 and have retroactively adjusted the consolidated statements of cash flows for all periods presented.

Index

Note 2. New Accounting Standards (continued)

Cash as reported on the statements of cash flows consists of the following.

	September 30,
	2017	2016
Cash and cash equivalents	$53,670	$75,405
Restricted cash included in other long-term assets	8,653	25
Cash, cash equivalents and restricted cash	$62,323	$75,430

During the third quarter of 2017, the Company deposited $8,628 to satisfy required collateral for casualty insurance.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The objective of the update is to reduce diversity in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not currently anticipate ASU 2016-15 will have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP; however ASU 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires a lessee to recognize lease assets and lease liabilities on the balance sheet, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this amended guidance will have on our results of operations. We anticipate the ASU will have a material impact on our balance sheet, but the ASU is non-cash in nature and will not affect our cash position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The framework prescribed by ASU 2014-09 includes (a) identifying the contract, (b) identifying the related performance obligations, (c) determining the transaction price, (d) allocating the transaction price to the identified performance obligations and (e) recognizing revenues as the identified performance obligations are satisfied. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance will be effective for our first quarter 2018 financial statements. Based on our evaluations to date, we do not currently believe the adoption of ASU 2014-09 will have a material effect on our consolidated financial statements. However, timing of the recognition of revenue and related costs may change with respect to certain of our contracts with customers. For instance, revenues for certain contracts may be recognized over time rather than when the service is delivered, as is the current practice. Our evaluations of these and other issues and implementation efforts concerning ASU 2014-09 are ongoing and also include consideration of the new disclosure requirements. We expect to adopt ASU 2014-09 as of January 1, 2018 under the modified retrospective method.

Index

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

On September 16, 2017, The Lion Fund II, L.P. entered into a Rule 10b5-1 Trading Plan to purchase up to an aggregate of 80,000 shares of Biglari Holdings common stock at prevailing market prices. No shares were purchased during the third quarter of 2017. All of the shares to be purchased under the trading plan will remain legally outstanding.

The following table presents a reconciliation of basic and diluted weighted average common shares.

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Basic earnings per share:
Weighted average common shares	1,229,601	1,215,296	1,231,209	1,227,624
Diluted earnings per share:
Weighted average common shares	1,229,601	1,215,296	1,231,209	1,227,624
Dilutive effect of stock awards	—	—	—	1,311
Weighted average common and incremental shares	1,229,601	1,215,296	1,231,209	1,228,935
Anti-dilutive stock awards exclude from the calculation of earnings per share	1,480	3,177	1,480	—

The Company’s common stock is $0.50 stated value. The following table presents shares authorized, issued and outstanding.

	September 30, 2017	December 31, 2016
Common stock authorized	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202
Treasury stock held by the Company	(74,589)	(75,009)
Outstanding shares	2,067,613	2,067,193
Proportional ownership of the Company's common stock in investment partnerships	(842,103)	(834,889)
Net outstanding shares for financial reporting purposes	1,225,510	1,232,304

Note 4. Investments

Investments consisted of the following.

	September 30, 2017	December 31, 2016
Cost	$23,172	$22,508
Gross unrealized gains	49	24
Gross unrealized losses	—	(235)
Fair value	$23,221	$22,297

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2016	$972,707	$395,070	$577,637
Investment partnership gains (losses)	(149,171)	(117,582)	(31,589)
Contributions (net of distributions) to investment partnerships	(5,688)		(5,688)
Increase in proportionate share of Company stock held		3,176	(3,176)
Partnership interest at September 30, 2017	$817,848	$280,664	$537,184

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2015	$734,668	$262,979	$471,689
Investment partnership gains	114,088	92,180	21,908
Contributions (net of distributions) to investment partnerships	(10,896)		(10,896)
Increase in proportionate share of Company stock held		19,807	(19,807)
Partnership interest at September 30, 2016	$837,860	$374,966	$462,894

The carrying value of the investment partnerships net of deferred taxes is presented below.

	September 30, 2017	December 31, 2016
Carrying value of investment partnerships	$537,184	$577,637
Deferred tax liability related to investment partnerships	(134,826)	(155,553)
Carrying value of investment partnerships net of deferred taxes	$402,358	$422,084

The Company’s proportionate share of Company stock held by investment partnerships at cost is $345,222 and $341,930 at September 30, 2017 and December 31, 2016, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains (losses) from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Investment partnership gains (losses)	$(43,859)	$(108,614)	$(31,589)	$21,908
Loss on contribution of securities to investment partnership	—	—	—	(306)
Investment partnership gains (losses)	(43,859)	(108,614)	(31,589)	21,602
Tax expense (benefit)	(20,733)	(44,383)	(16,951)	2,373
Contribution to net earnings	$(23,126)	$(64,231)	$(14,638)	$19,229

Index

Note 5. Investment Partnerships (continued)

On December 31 of each year, the general partner of the investment partnerships, Biglari Capital Corp. (“Biglari Capital”), will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue an incentive fee during the first nine months of 2017. During the first nine months of 2016, the Company accrued incentive fees for Biglari Capital of $191. Our investments in these partnerships are committed on a rolling 5-year basis. Biglari Capital is an entity solely owned by Mr. Biglari.

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of September 30, 2017	$170,543	$963,458
Total liabilities as of September 30, 2017	$382	$200,924
Revenue for the first nine months ended September 30, 2017	$(47,656)	$(89,110)
Earnings (loss) for the first nine months ended September 30, 2017	$(47,703)	$(127,970)
Biglari Holdings’ ownership interest as of September 30, 2017	63.9%	93.0%

Total assets as of December 31, 2016	$221,676	$1,109,465
Total liabilities as of December 31, 2016	$2,694	$201,460
Revenue for the first nine months ended September 30, 2016	$23,926	$112,715
Earnings for the first nine months ended September 30, 2016	$23,792	$108,327
Biglari Holdings’ ownership interest as of September 30, 2016	64.9%	95.2%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

Note 6. Property and Equipment

Property and equipment is composed of the following.

	September 30, 2017	December 31, 2016
Land	$157,073	$160,328
Buildings	152,893	156,723
Land and leasehold improvements	163,632	163,817
Equipment	204,558	200,214
Construction in progress	1,695	1,539
	679,851	682,621
Less accumulated depreciation and amortization	(379,358)	(370,357)
Property and equipment, net	$300,493	$312,264

Index

Note 7. Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2016	$28,090	$11,913	$40,003
Change in foreign exchange rates during first nine months 2017	69	—	69
Goodwill at September 30, 2017	$28,159	$11,913	$40,072

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

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in the first nine months of 2017 or 2016.

Other Intangible Assets

Other intangible assets are composed of the following.

	September 30, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(3,983)	$1,327	$5,310	$(3,585)	$1,725
Other	810	(735)	75	810	(707)	103
Total	6,120	(4,718)	1,402	6,120	(4,292)	1,828
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	9,301	—	9,301	8,347	—	8,347
Total intangible assets	$31,297	$(4,718)	$26,579	$30,343	$(4,292)	$26,051

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Amortization expense for each of the first nine months of 2017 and 2016 was $426 and $428, respectively. The Company’s intangible assets with definite lives will fully amortize in 2020. Total annual amortization expense for each of 2018 and 2019 is expected to be approximately $500.

Intangible assets with indefinite lives consist of trade names, franchise rights as well as lease rights.

The Company consolidated goodwill and other intangible assets into a single line item on the balance sheet at September 30, 2017 and changed the December 31, 2016 presentation to conform.

Index

Note 8. Restaurant Operations Revenues

Restaurant operations revenues were as follows.

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Net sales	$199,980	$203,701	$587,532	$603,850
Franchise royalties and fees	5,125	4,962	16,030	14,096
Other	967	782	3,071	2,503
	$206,072	$209,445	$606,633	$620,449

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	September 30, 2017	December 31, 2016
Accounts payable	$37,872	$33,961
Gift card liability	20,648	25,321
Salaries, wages, and vacation	10,482	15,618
Taxes payable	14,627	12,254
Workers' compensation and other self-insurance accruals	10,250	9,960
Deferred revenue	8,074	7,407
Other	9,571	8,361
Accounts payable and accrued expenses	$111,524	$112,882

Note 10. Borrowings

Notes payable and other borrowings include the following.

Current portion of notes payable and other borrowings	September 30, 2017	December 31, 2016
Notes payable	$2,200	$2,200
Unamortized original issue discount	(318)	(308)
Unamortized debt issuance costs	(654)	(711)
Obligations under leases	5,543	5,571
Western revolver	215	377
Total current portion of notes payable and other borrowings	$6,986	$7,129

Long-term notes payable and other borrowings
Notes payable	$184,248	$200,898
Unamortized original issue discount	(854)	(1,093)
Unamortized debt issuance costs	(1,590)	(2,177)
Obligations under leases	77,129	83,927
Total long-term notes payable and other borrowings	$258,933	$281,555

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into the current credit agreement. The credit agreement provides for a senior secured term loan facility in an aggregate principal amount of $220,000. On August 3, 2017, Steak n Shake and its lenders amended the senior secured revolving credit facility, reducing the revolving commitments from $30,000 to $15,000.

The term loan is scheduled to mature on March 19, 2021. It amortizes at an annual rate of 1.0% in equal quarterly installments, beginning June 30, 2014, at 0.25% of the original principal amount of the term loan, subject to mandatory prepayments from excess cash flow, asset sales and other events described in the credit agreement. The balance will be due at maturity.

Index

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

The interest rate on the term loan was 4.99% as of September 30, 2017.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. The total leverage ratio is defined as the ratio of (i) total debt minus unrestricted cash in relation to (ii) earnings before interest, taxes, depreciation and amortization. The testing of the total leverage ratio is not applicable when the revolving credit facility is not utilized. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of September 30, 2017, $186,448 was outstanding under the term loan, and no amount was outstanding under the revolver.

During the third quarter of 2017, Steak n Shake deposited $8,628 to satisfy required collateral for casualty insurance. The collateral was previously satisfied through standby letters of credit secured by the revolver. As of September 30, 2017, Steak n Shake did not utilize the revolver to collateralize standby letters of credit. As of December 31, 2016, Steak n Shake utilized the revolver to collateralize $10,893 in standby letters of credit.

Western Revolver

As of September 30, 2017, Western has $215 due June 13, 2018.

Fair Value of Debt

The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from their fair values at September 30, 2017 and December 31, 2016. The fair value was determined to be a Level 3 fair value measurement.

Note 11. Accumulated Other Comprehensive Income

During the first nine months of 2017 and 2016, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)
Beginning Balance	$(3,447)	$(137)	$(3,584)	$(2,992)	$(687)	$(3,679)
Other comprehensive income (loss) before reclassifications	1,750	169	1,919	163	405	568
Reclassification to (earnings) loss	—	—	—	—	193	193
Ending Balance	$(1,697)	$32	$(1,665)	$(2,829)	$(89)	$(2,918)

Index

Note 11. Accumulated Other Comprehensive Income (continued)

During the third quarters of 2017 and 2016, the changes in the balances of each component of accumulated other comprehensive income, net of tax, were as follows.

	Third Quarter 2017			Third Quarter 2016
	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)	Foreign currency translation adjustments	Investment gain (loss)	Accumulated other comprehensive income (loss)
Beginning Balance	$(2,259)	$(14)	$(2,273)	$(2,871)	$(126)	$(2,997)
Other comprehensive income (loss) before reclassifications	562	46	608	42	37	79
Reclassification to (earnings) loss	—	—	—	—	—	—
Ending Balance	$(1,697)	$32	$(1,665)	$(2,829)	$(89)	$(2,918)

During the first nine months of 2016, $193 (net of tax) was reclassified from accumulated other comprehensive income to the consolidated statement of earnings. There were no reclassifications made during 2017.

Note 12. Income Taxes

In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which the Company operates. Unusual or infrequently occurring items are separately recognized during the quarter in which they occur.

Income tax benefit for the third quarter of 2017 was $25,226 compared to $44,129 for the third quarter of 2016.   Income tax benefit for the first nine months of 2017 was $21,085 compared to an expense of $5,011 for the first nine months of 2016. The variance in income taxes between 2017 and 2016 is primarily attributable to taxes on income from investment partnerships and losses generated by the investment partnerships.

As of September 30, 2017 and December 31, 2016, we had approximately $362 and $396, respectively, of unrecognized tax benefits, which are included in other liabilities in the consolidated balance sheets.

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

Index

Note 14. Fair Value of Financial Assets (continued)

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

As of September 30, 2017 and December 31, 2016, the fair values of financial assets were as follows.

	September 30, 2017				December 31, 2016

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,288	$—	$—	$4,288	$471	$—	$—	$471
Equity securities:
Consumer goods	2,600	—	—	2,600	2,018	—	—	2,018
Bonds	—	25,831	—	25,831	—	24,904	—	24,904
Options on equity securities	—	1,863	—	1,863	—	2,445	—	2,445
Non-qualified deferred compensation plan investments	3,233	—	—	3,233	2,872	—	—	2,872
Total assets at fair value	$10,121	$27,694	$—	$37,815	$5,361	$27,349	$—	$32,710

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

Index

Note 15. Related Party Transactions

Services Agreement

On September 15, 2017, the Company entered into a services agreement with Biglari Enterprises LLC and Biglari Capital (collectively, the “Biglari Entities”). The Biglari Entities are owned by Mr. Biglari. The services agreement replaces the shared services agreement between the Company and Biglari Capital dated July 1, 2013. The services agreement was executed in connection with a review of the relationships and transactions between the Company and Biglari Capital. After careful consideration, including an assessment by a public accounting firm of administrative-related costs incurred by the Company in connection with its investments, the Company’s Governance, Compensation and Nominating Committee, comprised solely of independent board members, approved the services agreement. Under the terms of the services agreement, the Company will no longer provide business and administrative-related services to Biglari Capital. Instead, the Biglari Entities will assume the responsibility to provide the services and the Company will pay a fixed fee to the Biglari Entities.

The services agreement has a five-year term, effective on October 1, 2017. The fixed fee is $700 per month for the first year with adjustments in years two through five. The services agreement does not alter the hurdle rate connected with the incentive reallocation paid to Biglari Capital by the Company.

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of September 30, 2017, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $817,848.

Contributions to and distributions from The Lion Fund, L.P. and The Lion Fund II, L.P. were as follows.

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Contributions of cash	$—	$—	$3,707	$14,150
Contributions of securities	—	—	—	5,682
Distributions of cash	(4,380)	(16,790)	(9,395)	(26,265)
Distributions of securities	—	—	—	(4,463)
	$(4,380)	$(16,790)	$(5,688)	$(10,896)

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high water mark. Our policy is to accrue an estimated incentive fee throughout the year. The Company did not accrue incentive fees for Biglari Capital during the first nine months of 2017. The Company accrued $191 in incentive fees for Biglari Capital during the first nine months of 2016.

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

Index

Note 15. Related Party Transactions (continued)

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

The “Royalty Period” is a defined period of time, after the Triggering Event, calculated as follows: (i) if, following three months after a Triggering Event, the Company or any of its subsidiaries or affiliates continues to use the Biglari or Biglari Holdings name in connection with any covered product or service, or continues to use Biglari as part of its corporate or public company name, then the Royalty Period will equal (a) the period of time during which the Company or any of its subsidiaries or affiliates continues any such use, plus (b) a period of time after the Company, its subsidiaries and affiliates have ceased all uses of the names Biglari and Biglari Holdings equal to the length of the term of the License Agreement prior to the Triggering Event, plus three years. As an example, if a Triggering Event occurs five years after the date of the License Agreement, and the Company ceases all uses of the Biglari and Biglari Holdings names two years after the Triggering Event, the Royalty Period will equal a total of ten years (the sum of two years after the Triggering Event during which the Biglari and Biglari Holdings names are being used, plus a period of time equal to the five years prior to the Triggering Event, plus three years); or (ii) if the Company, its subsidiaries and affiliates cease all uses of the Biglari and Biglari Holdings names within three months after a Triggering Event, then the Royalty Period will equal the length of the term of the License Agreement prior to the Triggering Event, plus three years. As an example, if a Triggering Event occurs five years after the date of the License Agreement, and the Company ceases all uses of the Biglari and Biglari Holdings names two months after the Triggering Event, the Royalty Period will equal a total of eight years (the sum of the period of time equal to the five years prior to the Triggering Event, plus three years). Notwithstanding the above methods of determining the Royalty Period, the minimum Royalty Period is five years after a Triggering Event.

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

Index

Note 16. Business Segment Reporting

Our reportable business segments are organized in a manner that reflects how management views those business activities.

Our restaurant operations includes Steak n Shake and Western. The Company also reports segment information for First Guard and Maxim. Other business activities not specifically identified with reportable business segments are presented in “Other” within total operating businesses. We report our earnings from investment partnerships separate from our corporate expenses.

We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are neither necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations.

The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements.

Revenue and earnings (losses) before income taxes for the third quarters and first nine months of 2017 and 2016 were as follows.

	Revenue
	Third Quarter		First Nine Months
	2017	2016	2017	2016
Operating Businesses:
Restaurant Operations:
Steak n Shake	$202,001	$206,248	$596,026	$609,974
Western	4,071	3,197	10,607	10,475
Total Restaurant Operations	206,072	209,445	606,633	620,449
First Guard	6,285	5,841	18,548	17,071
Maxim	1,877	1,446	5,400	6,567
	$214,234	$216,732	$630,581	$644,087

	Earnings (Losses) Before Income Taxes
	Third Quarter		First Nine Months
	2017	2016	2017	2016
Operating Businesses:
Restaurant Operations:
Steak n Shake	$(3,283)	$10,443	$1,038	$30,949
Western	479	542	1,514	1,965
Total Restaurant Operations	(2,804)	10,985	2,552	32,914
First Guard	834	1,177	3,135	4,602
Maxim	45	(2,810)	(487)	(9,646)
Other	174	139	515	404
Total Operating Businesses	(1,751)	9,491	5,715	28,274
Corporate and Investments:
Corporate	(1,600)	(2,304)	(6,285)	(7,688)
Investment partnership gains	(43,859)	(108,614)	(31,589)	21,602
Total Corporate and Investments	(45,459)	(110,918)	(37,874)	13,914
Interest expense on notes payable and other borrowings	(2,716)	(2,831)	(8,321)	(8,626)
	$(49,926)	$(104,258)	$(40,480)	$33,562

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands except per share data)

Overview

Biglari Holdings Inc. (“Biglari Holdings” or the “Company”) is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of the Company. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari.

Net earnings (loss) attributable to Biglari Holdings shareholders are disaggregated in the table that follows. Amounts are recorded after deducting income taxes.

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Operating businesses:
Restaurant	$2,309	$7,799	$5,500	$21,937
Insurance	545	753	2,037	3,001
Media	28	(1,760)	(314)	(6,096)
Other	106	72	315	204
Total operating businesses	2,988	6,864	7,538	19,046
Corporate	(2,879)	(1,008)	(7,137)	(4,377)
Investment partnership gains (losses)	(23,126)	(64,231)	(14,638)	19,229
Interest expense on notes payable and other borrowings	(1,683)	(1,754)	(5,158)	(5,347)
	$(24,700)	$(60,129)	$(19,395)	$28,551

Our restaurant businesses include Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”). As of September 30, 2017, Steak n Shake comprised 417 company-operated restaurants and 199 franchised units. Western comprised 4 company-operated restaurants and 60 franchised units.

Our insurance business is composed of First Guard Insurance Company and its agency, 1st Guard Corporation (collectively “First Guard”). First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers.

On May 25, 2017, the Company announced an agreement for a subsidiary of Biglari Holdings to acquire all of the outstanding shares of the parent company of Pacific Specialty Insurance Company, Western Service Contract Corp., and its affiliated agency, McGraw Insurance, Inc. The Company is engaged in discussions to amend the original agreement dated May 22, 2017. There is no assurance that the parties will reach agreement on the terms of an amendment or proceed with a transaction. Pacific Specialty Insurance Company specializes in power sports, residential property and personal liability insurance.

Our media business is composed of Maxim Inc. (“Maxim”). Maxim’s business lies principally in media and licensing.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restaurants

Steak n Shake and Western comprise 680 company-operated and franchised restaurants as of September 30, 2017.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company- operated	Franchised	Total
Total stores as of December 31, 2016	417	173	3	64	657
Net restaurants opened (closed)	—	26	1	(4)	23
Total stores as of September 30, 2017	417	199	4	60	680

Total stores as of December 31, 2015	417	144	4	66	631
Net restaurants opened (closed)	—	22	(1)	(2)	19
Total stores as of September 30, 2016	417	166	3	64	650

Earnings of our restaurant operations are summarized below.

	Third Quarter				First Nine Months
	2017		2016		2017		2016
Revenue
Net sales	$199,980		$203,701		$587,532		$603,850
Franchise royalties and fees	5,125		4,962		16,030		14,096
Other revenue	967		782		3,071		2,503
Total revenue	206,072		209,445		606,633		620,449

Restaurant cost of sales
Cost of food	63,388	31.7%	57,409	28.2%	179,191	30.5%	167,968	27.8%
Restaurant operating costs	102,620	51.3%	100,199	49.2%	301,431	51.3%	297,145	49.2%
Rent	4,718	2.4%	4,531	2.2%	13,880	2.4%	13,564	2.2%
Total cost of sales	170,726		162,139		494,502		478,677

Selling, general and administrative
General and administrative	16,167	7.8%	14,625	7.0%	44,746	7.4%	43,669	7.0%
Marketing	12,926	6.3%	13,283	6.3%	38,637	6.4%	39,258	6.3%
Other expenses	1,554	0.8%	507	0.2%	3,639	0.6%	2,168	0.3%
Total selling, general and administrative	30,647	14.9%	28,415	13.6%	87,022	14.3%	85,095	13.7%

Depreciation and amortization	5,245	2.5%	5,495	2.6%	15,701	2.6%	16,322	2.6%

Interest on obligations under leases	2,258		2,411		6,856		7,441

Earnings (loss) before income taxes	(2,804)		10,985		2,552		32,914

Income tax expense (benefit)	(5,113)		3,186		(2,948)		10,977

Contribution to net earnings	$2,309		$7,799		$5,500		$21,937

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Index

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net sales during the third quarter and the first nine months of 2017 were $199,980 and $587,532, respectively, representing a decrease of $3,721 over the third quarter and $16,318 over the first nine months of 2016. The decreased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales, which decreased 2.2% whereas customer traffic decreased 6.7% during the third quarter. Steak n Shake’s same-store sales decreased 2.8% whereas customer traffic decreased 4.5% during the first nine months. The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period.

In the third quarter and the first nine months of 2017 franchise royalties and fees increased 3.3% and 13.7%, respectively, compared to those in 2016.  Steak n Shake opened seventeen franchise units and closed four franchise units during the third quarter of 2017. Western closed one franchise unit during the third quarter of 2017. The increase in franchise fees and royalties is primarily because of the increase in franchise units. There were 199 Steak n Shake franchise units as of September 30, 2017 compared to 166 franchise units as of September 30, 2016.

Cost of food in the third quarter and first nine months of 2017 was $63,388 or 31.7% of net sales and $179,191 or 30.5% of net sales, respectively, compared to the third quarter and first nine months in 2016 of $57,409 or 28.2% of net sales and $167,968 or 27.8% of net sales, respectively. The increase as a percent of net sales during the first nine months of 2017 was attributable to increased commodity costs, which includes higher costs attributable to Steak n Shake enhancing the quality of its products, initiated in the second and third quarters of 2017.

Restaurant operating costs during the third quarter of 2017 were $102,620 or 51.3% of net sales compared to $100,199 or 49.2% of net sales in 2016. Restaurant operating costs during the first nine months of 2017 were $301,431 or 51.3% of net sales compared to $297,145 or 49.2% of net sales in 2016. The increase in costs during the third quarter and first nine months of 2017 compared to 2016 were principally due to higher wages and benefits.

Selling, general and administrative expenses during the third quarter and first nine months of 2017 were $30,647 or 14.9% of total revenues and $87,022 or 14.3% of total revenues, respectively, compared to expenses in the third quarter and first nine months of 2016, which were $28,415 or 13.6% of total revenues and $85,095 or 13.7% of total revenues, respectively. The increase in expenses during the third quarter and first nine months of 2017 compared to 2016 were principally tied to higher compensation.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. Earnings of our insurance business are summarized below.

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Premiums written	$6,125	$5,697	$18,063	$16,639

Insurance losses	4,213	3,271	11,506	8,521
Underwriting expenses	1,166	1,326	3,636	3,752
Pre-tax underwriting gain	746	1,100	2,921	4,366
Other income and expenses
Investment income and commissions	160	144	485	432
Other expense	(72)	(67)	(271)	(196)
Total other income	88	77	214	236
Earnings before income taxes	834	1,177	3,135	4,602
Income tax expense	289	424	1,098	1,601
Contribution to net earnings	$545	$753	$2,037	$3,001

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone.  First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

Premiums written during the third quarter of 2017 were $6,125, an increase of $428 or 7.5% compared to 2016. Premiums written during the first nine months of 2017 were $18,063, an increase of $1,424 or 8.6% compared to 2016. Pre-tax underwriting gain was $746 and $2,921 in the third quarter and first nine months of 2017, respectively, compared to $1,100 and $4,366 in the third quarter and first nine months of 2016, respectively.

Media

Maxim’s business lies principally in media and licensing. Earnings of our media operations are summarized below.

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Revenue	$1,877	$1,446	$5,400	$6,567

Media cost of sales	1,465	3,225	4,699	13,292
General and administrative expenses	355	978	1,150	2,764
Depreciation and amortization	12	53	38	157
Earnings (loss) before income taxes	45	(2,810)	(487)	(9,646)
Income tax expense (benefit)	17	(1,050)	(173)	(3,550)
Contribution to net earnings	$28	$(1,760)	$(314)	$(6,096)

We acquired Maxim with the idea of transforming the brand. The magazine developed the Maxim brand, a franchise transforming into a cash-generating business, notably through licensing related to consumer products, services, and events of Maxim.

We have taken the risk on the belief that the probability for gain in value more than justifies the risk of loss.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Partnership Gains (Losses)

Earnings (loss) from our investments in partnerships are summarized below.

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Investment partnership gains (losses)	$(43,859)	$(108,614)	$(31,589)	$21,908
Loss on contribution of securities to investment partnership	—	—	—	(306)
Investment partnership gains (losses)	(43,859)	(108,614)	(31,589)	21,602
Tax expense (benefit)	(20,733)	(44,383)	(16,951)	2,373
Contribution to net earnings	$(23,126)	$(64,231)	$(14,638)	$19,229

The Company recorded after-tax losses from investment partnerships of $23,126 during the third quarter of 2017 and $64,231 during the third quarter of 2016. During the first nine months of 2017 the Company recorded after-tax losses from investment partnerships of $14,638 compared to after-tax gains of $19,229 for the first nine months of 2016. The volatility of the gains and losses during the various periods is attributable to changes in market values of investments held by the investment partnerships. The investments held by the investment partnerships are largely concentrated in the common stock of one investee, Cracker Barrel Old Country Store, Inc.

The investment partnerships hold the Company’s common stock as investments. The Company’s pro-rata share of its common stock held by the investment partnerships is recorded as treasury stock even though these shares are legally outstanding. Gains and losses on Company common stock included in the earnings of the partnerships are eliminated.

Interest Expense

The Company’s interest expense is summarized below.

	Third Quarter		First Nine Months
	2017	2016	2017	2016
Interest expense on notes payable and other borrowings	$2,716	$2,830	$8,321	$8,625
Tax benefit	1,033	1,076	3,163	3,278
Interest expense net of tax	$1,683	$1,754	$5,158	$5,347

Interest expense during the third quarter and first nine months of 2017 was $2,716 and $8,321, respectively, compared to $2,830 and $8,625 for the third quarter and first nine months of 2016, respectively. The outstanding balance on Steak n Shake’s credit facility on September 30, 2017 was $186,448 compared to $203,648 on September 30, 2016. From March 19, 2014 through March 31, 2017, the interest rate remained constant at 4.75%. The interest rate was 4.99% as of September 30, 2017.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate net losses during the third quarter and first nine months of 2017 were $2,879 and $7,137, respectively, versus net losses of $1,008 and $4,377 during the third quarter and first nine months of 2016, respectively.

Income Tax Expense

Income tax benefit for the third quarter of 2017 was $25,226 compared to $44,129 for the third quarter of 2016.   Income tax benefit for the first nine months of 2017 was $21,085 compared to an expense of $5,011 for the first nine months of 2016. The variance in income taxes between 2017 and 2016 is primarily attributable to taxes on income from investment partnerships and losses generated by the investment partnerships.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

Our consolidated shareholders’ equity on September 30, 2017 was $511,318, a decrease of $20,622 compared to the December 31, 2016 balance. The decrease during the first nine months of 2017 was primarily attributable to net losses of $19,395.

Consolidated cash and investments are summarized below.

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$53,670	$75,808
Investments	27,684	26,760
Fair value of interest in investment partnerships	817,848	972,707
Total cash and investments	899,202	1,075,275
Less portion of Company stock held by investment partnerships	(280,664)	(395,070)
Carrying value of cash and investments on balance sheet	$618,538	$680,205

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	First Nine Months
	2017	2016
Net cash provided by operating activities	$16,944	$55,956
Net cash used in investing activities	(9,714)	(23,860)
Net cash used in financing activities	(20,885)	(13,245)
Effect of exchange rate changes on cash	145	31
Increase (decrease) in cash and cash equivalents	$(13,510)	$18,882

Cash provided by operating activities decreased by $39,012 during the first nine months of 2017 compared to the first nine months of 2016. Net earnings adjusted for non-cash items decreased by $16,329 in 2017 compared to 2016 because of lower revenues and earnings. Distributions from investment partnerships decreased by $16,870 in 2017 compared to 2016. Cash from changes in working capital accounts decreased $5,813 in 2017 compared to 2016 primarily due to the timing of payments.

Net cash used in investing activities during the first nine months of 2017 of $9,714 was primarily due to capital expenditures of $6,244 and investments in partnership investments of $3,707. Net cash used in investing activities during the first nine months of 2016 of $23,860 was primarily due to investments in partnership investments of $14,150 and capital expenditures of $6,795.

During the first nine months of 2017 and 2016 we incurred debt payments of $20,915 and $13,247, respectively. Debt obligations were reduced because of additional principal payments on long-term debt.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into the current credit agreement. The credit agreement provides for a senior secured term loan facility in an aggregate principal amount of $220,000. On August 3, 2017, Steak n Shake and its lenders amended the senior secured revolving credit facility, reducing the revolving commitments from $30,000 to $15,000.

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

The interest rate on the term loan was 4.99% as of September 30, 2017.

The credit agreement includes customary affirmative and negative covenants and events of default, as well as a financial maintenance covenant, solely with respect to the revolver, relating to the maximum total leverage ratio. The total leverage ratio is defined as the ratio of (i) total debt minus unrestricted cash in relation to (ii) earnings before interest, taxes, depreciation and amortization. The testing of the total leverage ratio is not applicable when the revolving credit facility is not utilized. As of September 30, 2017, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

Both the term loan and the revolver have been secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of September 30, 2017, $186,448 was outstanding under the term loan, and no amount was outstanding under the revolver.

During the third quarter of 2017, Steak n Shake deposited $8,628 to satisfy required collateral for casualty insurance. The collateral was previously satisfied through standby letters of credit secured by the revolver. As of September 30, 2017, Steak n Shake did not utilize the revolver to collateralize standby letters of credit. As of December 31, 2016, Steak n Shake utilized the revolver to collateralize $10,893 in standby letters of credit.

Western Revolver

As of September 30, 2017, Western has $215 due June 13, 2018.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the carrying value of our investments of $56,487 along with a corresponding change in shareholders’ equity of approximately 7%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. Interest on loans under the revolver is based on a Eurodollar rate plus an applicable margin ranging from 2.75% to 4.25% or on the prime rate plus an applicable margin ranging from 1.75% to 3.25%. At September 30, 2017, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,200 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in the third quarters of 2017 and 2016.

ITEM 4.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 3, 2017

Biglari Holdings inc.

	By:	/s/ Bruce Lewis
Bruce Lewis Controller

