Form 10-K
period 2017-12-31
BIGLARI HOLDINGS INC.
filed 2018-02-26
CIK 93859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $402,331,914.

As of February 19, 2018, 2,067,613 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1.	Business

Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of December 31, 2017, Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock was approximately 52.6%.

The Company plans to implement a dual class structure. A special meeting of the shareholders will be held in the near future to approve the recapitalization of Biglari Holdings. If adopted, our common stock will be designated “Class A” common stock and “Class B” common stock. To effect the creation of two classes of stock, current shareholders will receive, for every ten shares of existing common stock they own, (i) ten shares of Class B common stock and (ii) one share of Class A common stock. A share of Class B common stock has economic rights equivalent to 1/5th of a share of Class A common stock, however, Class B common stock has no voting rights. We expect both shares to trade on the New York Stock Exchange (“NYSE”).

Restaurant Operations

The Company’s restaurant operations’ activities are conducted through two restaurant concepts operated by subsidiaries Steak n Shake Inc. (“Steak n Shake”) and Western Sizzlin Corporation (“Western”). As of December 31, 2017, Steak n Shake operated 415 company-operated restaurants and 200 franchised units. Western operated 4 company-operated restaurants and 58 franchised units.

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

International

We have a corporate office in Monaco to support expansion of Steak n Shake primarily in Europe. We have developed an international organization with personnel in various functions to support international efforts. As of December 31, 2017 we have three company-operated locations in Europe to promote the Steak n Shake brand to prospective franchisees. Similar to our domestic franchise agreements, a typical international franchise development agreement provides the vehicle for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. As of December 31, 2017, there were a total of 27 franchised units in Europe and the Middle East.

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

Government regulations

The Company is subject to various global, federal, state and local laws affecting its restaurant operations. Each of the restaurants must comply with licensing and regulation by a number of governmental authorities, i.e., health, sanitation, safety and fire agencies in the jurisdiction in which the restaurant is located. Various federal and state labor laws govern our relationship with our employees, e.g., minimum wage, overtime pay, unemployment tax, and workers’ compensation. Federal state and local government agencies have established or are in the process of establishing regulations requiring that we disclose nutritional information. To date, none of the Company’s restaurant operations have been materially adversely affected by such laws or been affected by any difficulty, delay or failure to obtain required licenses or approvals.

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

Investments

The Company and its subsidiaries have invested in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively, “the investment partnerships”). The investment partnerships operate as private investment funds. As of December 31, 2017, the fair value of the investments was $925.3 million. These investments are subject to a rolling five-year lock-up period under the terms of the respective partnership agreements.

Employees

The Company employs 20,732 persons.

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

Our proposed reorganization and recapitalization is subject to a number of risks inherent in a dual class structure.

Our proposed reorganization and recapitalization to implement a dual class structure is subject to risks and uncertainties, including prolonging Mr. Biglari’s ability to control the outcome of matters submitted for shareholder approval. In addition, the reorganization and recapitalization may negatively affect the decision by certain institutional investors to purchase or hold shares of non-voting New BH Class B common stock. There can be no assurance that either class of New BH common stock would be listed in the indices.

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

The Company’s subsidiaries currently maintain debt instruments, including Steak n Shake’s credit facility. Covenants in the debt agreements include restrictions on, among other things, our operating subsidiaries’ ability to incur additional indebtedness and make distributions to the Company. Their failure to comply with these covenants and restrictions could constitute an event of default that, if not cured or waived, could result, among other things, in the acceleration of their indebtedness, which could negatively impact our operations and business and may also significantly affect our ability to obtain additional or alternative financing. In such event, our cash flows may not be sufficient to fully repay this indebtedness and we cannot assure you that we would be able to refinance or restructure this debt. In addition, the restrictions contained in these debt instruments could adversely affect our ability to finance our operations, acquisitions or investments.

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

We also have a services agreement with Biglari Capital Corp., the general partner of the investment partnerships (“Biglari Capital”), and Biglari Enterprises LLC (collectively, the “Biglari Entities”), in which the Company will pay a fixed fee to the Biglari Entities for business and administrative-related services. The Biglari Entities are owned by Mr. Biglari. There can be no assurance that the fees paid will be commensurate with the benefits received.

The incentive allocation to which Mr. Biglari, as Chairman and Chief Executive Officer of Biglari Capital is entitled under the terms of the respective partnership agreements is equal to 25% of the net profits allocated to the limited partners in excess of their applicable hurdle rate over the previous high-water mark.

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

 Restaurant Properties

As of December 31, 2017, restaurant operations included 677 company-operated and franchised locations. Restaurant operations own the land and building for 153 restaurants. The following table lists the locations of the restaurants, as of December 31, 2017.

	Steak n Shake		Western Sizzlin
	Company Operated	Franchised	Company Operated	Franchised	Total
Domestic:
Alabama	2	8	-	6	16
Arizona	1	1	-	-	2
Arkansas	-	3	-	15	18
California	1	10	-	2	13
Colorado	2	2	-	-	4
Florida	80	3	-	-	83
Georgia	23	17	-	5	45
Illinois	62	7	-	-	69
Indiana	68	4	-	-	72
Iowa	3	-	-	-	3
Kansas	-	4	-	-	4
Kentucky	14	8	-	-	22
Louisiana	-	1	-	-	1
Maryland	-	1	-	1	2
Michigan	19	-	-	-	19
Mississippi	-	4	-	1	5
Missouri	37	25	-	-	62
Nevada	-	4	-	-	4
New Jersey	-	1	-	-	1
North Carolina	6	9	-	7	22
Ohio	63	3	-	1	67
Oklahoma	-	5	-	8	13
Pennsylvania	7	4	-	-	11
South Carolina	1	5	-	3	9
Tennessee	9	15	-	4	28
Texas	14	15	-	1	30
Utah	-	1	-	-	1
Virginia	-	10	3	4	17
Washington	-	1	-	-	1
West Virginia	-	2	1	-	3
International:
England	-	1	-	-	1
France	2	16	-	-	18
Italy	-	3	-	-	3
Portugal	-	4	-	-	4
Qatar	-	1	-	-	1
Saudi Arabia	-	1	-	-	1
Spain	1	1	-	-	2
Total	415	200	4	58	677

Item 3.	Legal Proceedings

We are involved in various legal proceedings and have certain unresolved claims pending. We believe, based on examination of these matters and experiences to date, that the ultimate liability, if any, in excess of amounts already provided in our consolidated financial statements is not likely to have a material effect on our results of operations, financial position or cash flows.

On January 29, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholder generally alleges claims for breach of fiduciary duty by the individual defendants and unjust enrichment to Mr. Biglari as a result of the reorganization and recapitalization. The shareholder seeks, for himself and on behalf of all other shareholders as a class (other than the individual defendants and those related to or affiliated with them), to enjoin the vote on the reorganization and recapitalization, to seek a declaration that the defendants breached their duty to the shareholder and the class and that Mr. Biglari would be unjustly enriched, and to recover unspecified damages, pre-judgment and post-judgment interest, and an award of their attorneys’ fees and other costs. The Company believes these claims are without merit and intends to defend this case vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Biglari Holdings’ common stock is listed for trading on the NYSE, trading symbol: BH. The following table sets forth the high and low sales prices per share, as reported on the NYSE List.

	2017		2016
	High	Low	High	Low
First Quarter	$ 483.00	$ 407.58	$ 389.30	$ 323.70
Second Quarter	443.63	376.21	425.69	359.46
Third Quarter	401.30	291.66	455.80	397.11
Fourth Quarter	424.93	329.88	485.62	415.60

Shareholders

Biglari Holdings had 5,166 beneficial shareholders of its common stock at January 23, 2018.

Dividends

Biglari Holdings has never declared a dividend.

Issuer Purchases of Equity Securities

The following table presents information on purchases of our common stock during the quarterly period ended December 31, 2017 by The Lion Fund II, L.P. which may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

October 1, 2017 - October 31, 2017	1,996	$334.71	1,996	108,004
November 1, 2017 - November 30, 2017	6,971	$333.69	6,971	101,033
December 1, 2017 - December 31, 2017	17,712	$407.15	17,712	83,321
Total	26,679		26,679

Performance Graph

The graph below matches Biglari Holdings Inc.'s cumulative 5-year total shareholder return on its common stock with the cumulative total returns of the S&P 500 Index and the S&P Restaurants Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The “Equity Compensation Plan Information” required by Item 201(d) of Regulation S-K will be contained in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed on or before April 30, 2018, and such information is incorporated herein by reference.

Item 6.	Selected Financial Data

(dollars in thousands except per share data)

	2017	2016	2015
Revenue:
Total revenues	$839,804	$850,076	$861,452

Earnings:
Net (loss) earnings	$50,071	$99,451	$(15,843)
Basic (loss) earnings per share	$40.80	$81.37	$(10.18)
Diluted (loss) earnings per share	$40.77	$81.28	$(10.18)

Year-end data:
Total assets	$1,063,584	$1,096,967	$987,079
Long-term notes payable and other borrowings	256,994	281,555	296,062
Biglari Holdings Inc. shareholders’ equity	$571,328	$531,940	$451,372

	Transition Period		52 Weeks Ended
			Fiscal	Fiscal
	2014	2013	2014	2013
Revenue:
Total revenues	$224,450	$204,442	$793,811	$755,822

Earnings:
Net earnings attributable to Biglari Holdings Inc.	$91,050	$18,949	$28,804	$140,271
Basic earnings per share attributable to Biglari Holdings Inc.	$48.49	$11.05	$16.85	$90.89
Diluted earnings per share attributable to Biglari Holdings Inc.	$48.45	$11.03	$16.82	$90.69

Year-end data:
Total assets	$1,298,509	$1,009,111	$1,156,310	$987,167
Long-term notes payable and other borrowings	309,003	198,833	311,448	215,872
Biglari Holdings Inc. shareholders’ equity	$725,551	$587,885	$638,717	$564,589

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

2017, 2016 and 2015 are for years ended December 31. In 2014, the Company’s Board of Directors approved a change in the Company’s fiscal year-end moving from the last Wednesday in September to December 31 of each year. Transition periods are for September 25, 2014 to December 31, 2014 and September 26, 2013 to December 31, 2013. Fiscal years 2014 and 2013 ended on the last Wednesday nearest September 30.

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

	2017	2016	2015
Operating businesses:
Restaurant	$9,725	$24,834	$26,985
Insurance	3,097	3,313	2,313
Media	435	(6,385)	(11,459)
Other	506	(157)	197
Total operating businesses	13,763	21,605	18,036
Corporate	32,072	(6,387)	(8,315)
Investment partnership gains (losses)	11,080	91,332	(18,168)
Interest expense on notes payable	(6,844)	(7,099)	(7,396)
	$50,071	$99,451	$(15,843)

The following discussion should be read in conjunction with Item 1, Business and our Consolidated Financial Statements and the notes thereto included in this form 10-K. The following discussion should also be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements” and the risks and uncertainties described in Item 1A, Risk Factors set forth above.

Restaurants

Our restaurant businesses, which include Steak n Shake and Western, comprise 677 company-operated and franchised restaurants as of December 31, 2017.

	Steak n Shake		Western Sizzlin
	Company- operated	Franchised	Company-operated	Franchised	Total
Total stores as of December 31, 2014	417	128	4	68	617
Net restaurants opened (closed)	—	16	—	(2)	14
Total stores as of December 31, 2015	417	144	4	66	631
Net restaurants opened (closed)	—	29	(1)	(2)	26
Total stores as of December 31, 2016	417	173	3	64	657
Net restaurants opened (closed)	(2)	27	1	(6)	20
Total stores as of December 31, 2017	415	200	4	58	677

The term “same-store sales” refers to the sales of company-operated units open at least 18 months at the beginning of the current period and have remained open through the end of the period. Same-store traffic measures the number of patrons who walk through the same units.

Restaurant operations for 2017, 2016 and 2015 are summarized below.

	2017		2016		2015
Revenue
Net sales	$781,856		$795,322		$799,660
Franchise royalties and fees	20,773		18,794		16,428
Other revenue	4,524		3,798		3,650
Total revenue	807,153		817,914		819,738

Restaurant cost of sales
Cost of food	238,143	30.5%	221,657	27.9%	232,271	29.0%
Restaurant operating costs	404,373	51.7%	395,262	49.7%	379,632	47.5%
Rent	18,514	2.4%	18,047	2.3%	17,384	2.2%
Total cost of sales	661,030		634,966		629,287

Selling, general and administrative
General and administrative	60,527	7.5%	59,446	7.3%	62,055	7.6%
Marketing	49,589	6.1%	51,324	6.3%	46,050	5.6%
Other expenses	4,011	0.5%	3,907	0.5%	7,590	0.9%
Total selling, general and administrative	114,127	14.1%	114,677	14.0%	115,695	14.1%

Depreciation and amortization	20,623	2.6%	21,573	2.6%	23,736	2.9%

Interest on obligations under leases	9,082		9,475		9,422

Earnings before income taxes	2,291		37,223		41,598

Income tax expense (benefit)	(7,434)		12,389		14,613

Net earnings	$9,725		$24,834		$26,985

Cost of food, restaurant operating costs and rent expense are expressed as a percentage of net sales.

General and administrative, marketing, other expenses and depreciation and amortization are expressed as a percentage of total revenue.

Net sales during 2017 were $781,856 representing a decrease of $13,466 when compared to 2016. The decreased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales, which decreased 1.8% whereas customer traffic decreased by 4.4%. Net sales during 2016 were $795,322 representing a decrease of $4,338 when compared to 2015. The decreased performance of our restaurant operations was largely driven by Steak n Shake’s same-store sales. In 2016, Steak n Shake’s same-store sales decreased by 0.4% compared to 2015.

In 2017 franchise royalties and fees increased 10.5%. During 2017, Steak n Shake opened 40 franchised units and closed thirteen. Six Western franchise units closed during 2017. The increase in franchise fees and royalties are primarily attributable to the opening of new Steak n Shake franchised units in 2017 and 2016. Franchise royalties and fees during 2016 increased 14.4% compared to 2015. In 2016 Steak n Shake opened 34 franchised units and closed five. During the same period, three Western franchised units closed and one opened. The increase in franchise fees and royalties during 2016 are primarily attributable to new Steak n Shake franchised units, which opened in 2016 and 2015.

Cost of food in 2017 was $238,143 or 30.5% of net sales, compared with $221,657 or 27.9% of net sales in 2016 and $232,271 or 29.0% of net sales in 2015. The increase as a percent of sales during 2017 was attributable to increased commodity costs along with higher costs associated with enhancing the quality of its products, which were initiated in the second and third quarters of 2017. The decrease as a percent of sales during 2016 compared to 2015 was primarily attributable to lower beef costs.

Restaurant operating costs during 2017 were $404,373 or 51.7% of net sales, compared to $395,262 or 49.7% of net sales in 2016 and $379,632 or 47.5% of net sales in 2015. Total costs, and as a percent of sales, during 2017 and 2016 increased compared to the respective prior years principally due to higher wages.

Selling, general and administrative expenses during 2017 were $114,127 or 14.1% of total revenues. General and administrative expenses increased by $1,081 during 2017 compared to 2016, primarily because of increased recruiting. Marketing expense decreased by $1,735 in 2017 compared to 2016 because of a decrease in promotions. Selling, general and administrative expenses during 2016 were $114,677 or 14.0% of total revenues. General and administrative expenses decreased by $2,609 during 2016 compared to 2015. The decreased expenses were primarily attributable to decreased personnel expenses. Marketing expense increased by $5,274 in 2016 compared to 2015 primarily due to an increase in promotional advertising.

Interest on obligations under leases was $9,082 during 2017, versus $9,475 during 2016 and $9,422 during 2015. The total obligations under leases outstanding at December 31, 2017 were $80,752, compared to $89,498 at December 31, 2016 and $95,965 at December 31, 2015.

Insurance

First Guard is a direct underwriter of commercial trucking insurance, selling physical damage and nontrucking liability insurance to truckers. Earnings of our insurance business are summarized below.

	2017	2016	2015
Premiums written	$24,242	$22,397	$16,719
Insurance losses	14,959	12,641	10,454
Underwriting expenses	4,765	4,843	2,908

Pre-tax underwriting gain	4,518	4,913	3,357
Other income and expenses
Investment income and commissions	701	600	513
Other expense	(449)	(378)	(341)
Total other income	252	222	172
Earnings before income taxes	4,770	5,135	3,529
Income tax expense	1,673	1,822	1,216
Contribution to net earnings	$3,097	$3,313	$2,313

First Guard’s insurance products are marketed primarily through direct response methods via the Internet or by telephone. First Guard’s cost-efficient direct response marketing methods enable it to be a low-cost trucking insurer.

In 2017, premiums written increased $1,845 or 8.2% compared to 2016. Premiums written during 2016 increased $5,678 or 34.0% compared to 2015. Over the last two years, First Guard has retained most of its originated premiums written rather than ceding them to its reinsurer. Pre-tax underwriting gain during 2017 was $4,518, a decrease of $395 (8.0%) compared to 2016. Pre-tax underwriting gain during 2016 was $4,913, an increase of $1,556 (46.4%) compared to 2015.

Insurance premiums and other on the statement of earnings includes premiums written, investment income and commissions, which are included in other income in the above table.

Media

Maxim’s business lies principally in media and licensing. Earnings of our media operations are summarized below.

	2017	2016	2015
Revenue	$7,708	$9,165	$24,482

Media cost of sales	6,527	15,834	35,614
Selling, general and administrative expenses	1,570	3,000	6,677
Depreciation and amortization	50	409	296
Loss before income taxes	(439)	(10,078)	(18,105)
Income tax benefit	(874)	(3,693)	(6,646)
Contribution to net earnings	$435	$(6,385)	$(11,459)

We acquired Maxim in 2014 with the idea of transforming its business model. The magazine developed the Maxim brand, a franchise we are utilizing to generate nonmagazine revenue, notably through licensing, a cash-generating business related to consumer products, services, and events.

We have taken the risk on the belief that the probability for gain in value more than justifies the risk of loss.

Investment Partnership Gains (Losses)

Earnings from our investments in partnerships are summarized below.

	2017	2016	2015
Investment partnership gains (losses)	$6,965	$135,886	$(39,356)
Loss on contribution of securities to investment partnership	—	(306)	—
Investment partnership gains (losses)	$6,965	$135,580	$(39,356)
Income tax expense (benefit)	(4,115)	44,248	(21,188)
Contribution to net earnings	$11,080	$91,332	$(18,168)

Investment partnership gains (losses) include gains and losses from changes in market values of investments held by the investment partnerships and dividends earned by the partnerships. The volatility of the gains and losses during the various years is attributable to changes in market values of investments. Dividend income has a lower effective tax rate than income from changes in market values.

The Company recorded after-tax gains from investment partnerships of $11,080 during 2017 and $91,332 during 2016. During 2017, an income tax benefit associated with gains and losses by the investment partnerships was offset by income tax expense from dividend income. During 2015, the Company recorded after-tax losses from investment partnerships of $18,168.

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

Interest Expense

The Company’s interest expense is summarized below.

	2017	2016	2015
Interest expense on notes payable and other borrowings	$(11,040)	$(11,450)	$(11,930)
Income tax benefit	(4,196)	(4,351)	(4,534)
Interest expense net of tax	$(6,844)	$(7,099)	$(7,396)

Interest expense during 2017 was $11,040 compared to $11,450 during 2016. The outstanding balance on Steak n Shake’s credit facility on December 31, 2017 was $185,898 compared to $203,098 on December 31, 2016. The decrease in the outstanding balance was due to debt payments of $17,200 during 2017. The interest rate was 5.32% as of December 31, 2017.

Income Taxes

Consolidated income tax was a benefit of $62,961 in 2017 versus an expense of $46,812 in 2016 and a benefit of $21,588 in 2015. The 2017 Tax Cuts and Jobs Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets and liabilities as of December 31, 2017. The change in the tax rate resulted in a deferred tax benefit of $51,707. The 2017 tax benefit includes a $53,545 tax benefit attributable to deferred taxes for unrealized gains on marketable securities. The income tax benefit is derived from a re-measurement in deferred tax balances to the new statutory rate applicable to unrealized gains in marketable securities held by the Company and in the investment partnerships. The tax expense recorded during 2016 included a deferred tax expense of $38,485, primarily due to non-cash, pretax gains from investment partnerships. The tax benefit recorded during 2015 included a deferred tax benefit of $26,476, primarily due to non-cash, pretax losses from investment partnerships.

Corporate

Corporate expenses exclude the activities in the restaurant, insurance, media and other companies. Corporate net earnings during 2017 were $32,072 versus net losses of $6,387 during 2016 and net losses of $8,315 during 2015. Pre-tax corporate expenses for 2017 include $7,353 of accrued CEO incentive fees. Pre-tax corporate expenses during 2017 excluding CEO incentive fees were $8,753. In 2017, an increase in shareholders’ equity was derived from a re-measurement in deferred tax liability to the new statutory rate applicable to unrealized gains on marketable securities. The majority of the Company’s deferred tax liabilities are held in the corporate account. Pre-tax corporate expenses during 2015 were higher than 2016, primarily because of higher legal expenses.

Financial Condition

Our consolidated shareholders’ equity on December 31, 2017 was $571,328, an increase of $39,388 compared to the December 31, 2016 balance. The increase during 2017 was primarily attributable to net earnings of $50,071 partially offset by an increase in treasury stock of $12,971. Net earnings included an income tax benefit of $53,545 derived from a reduction in deferred tax liability related to unrealized gains on marketable securities. The increase in treasury stock was primarily a result of recording our proportionate interest in 26,679 shares of the Company’s stock purchased during 2017 by The Lion Fund II, L.P. under a Rule 10b5-1 trading plan. The shares purchased by the investment partnership are legally outstanding but under accounting convention the Company’s proportional ownership of the shares is reflected as treasury shares in the consolidated financial statements.

Consolidated cash and investments are summarized below.

	December 31,
	2017	2016
Cash and cash equivalents	$58,577	$75,808
Investments	27,752	26,760
Fair value of interest in investment partnerships	925,279	972,707
Total cash and investments	1,011,608	1,075,275
Less: portion of Company stock held by investment partnerships	(359,258)	(395,070)
Carrying value of cash and investments on balance sheet	$652,350	$680,205

Unrealized gains/losses of Biglari Holdings’ stock held by the investment partnerships are eliminated in the Company’s consolidated financial results.

Liquidity

Our balance sheet continues to maintain significant liquidity. Consolidated cash flow activities are summarized below.

	2017	2016	2015
Net cash provided by operating activities	$25,780	$63,349	$52,497
Net cash used in investing activities	(11,548)	(28,795)	(113,300)
Net cash used in financing activities	(23,000)	(15,231)	(12,307)
Effect of exchange rate changes on cash	165	(38)	(36)
Increase (decrease) in cash, cash equivalents and restricted cash	$(8,603)	$19,285	$(73,146)

In 2017, cash provided by operating activities decreased by $37,569 compared to 2016. The reduction was primarily from a decrease in distributions from investment partnerships of $16,870 and a decrease in net earnings (excluding non-cash items) of $25,464. Cash provided by operating activities increased by $10,852 during 2016 compared to 2015. The increase during 2016 was primarily due to an increase in distributions from investment partnerships of $6,490 and an increase in net earnings adjusted for non-cash items of $3,318.

Net cash used in investing activities during 2017 of $11,548 was primarily tied to contributions to investment partnerships of $3,707 and capital expenditures of $8,034. Net cash used in investing activities during 2016 of $28,795 was primarily due to $14,150 of contributions to investment partnerships and capital expenditures of $12,030. Net cash used in investing activities during 2015 of $113,300 was primarily due to $88,500 of contributions to investment partnerships and capital expenditures of $11,083.

During 2017, 2016 and 2015 we incurred debt payments of $23,030, $15,295 and $12,529, respectively. Debt obligations were reduced because of additional principal payments on long-term debt.

We intend to meet the working capital needs of our operating subsidiaries principally through anticipated cash flows generated from operations, cash on hand, existing credit facilities, and the sale of excess properties and investments. We continually review available financing alternatives.

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000 and a senior secured revolving credit facility in an aggregate principal amount of up to $30,000. On October 27, 2017, Steak n Shake determined to end the use of its senior secured revolving credit facility. In 2017, Steak n Shake deposited $8,628 to satisfy required collateral for casualty insurance previously collateralized by letters of credit issued through the revolving credit facility.

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

The interest rate on the term loan was 5.32% as of December 31, 2017.

The credit agreement includes customary affirmative and negative covenants and events of default. As of December 31, 2017, we were in compliance with all covenants. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of December 31, 2017, $185,898 was outstanding under the term loan.

Western Revolver

As of December 31, 2017, Western has $175 due June 13, 2018.

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

We believe the following critical accounting policies represent our more significant judgments and estimates used in preparation of our consolidated financial statements. Given the current composition of our business, we do not believe that any accounting policies related to our insurance or media businesses were critical to the preparation of our consolidated financial statements as of and for the year ended December 31, 2017.

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

Our reserves for self-insured liabilities at December 31, 2017 and December 31, 2016 were $9,018 and $10,024, respectively.

Income Taxes

We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. To the extent deferred tax assets would be unable to be utilized; we would record a valuation allowance against the unrealizable amount and record that amount as a charge against earnings. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded. As of December 31, 2017, a change of one percentage point in an enacted tax rate would have an impact of approximately $3,900 on net earnings.

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

Contractual Obligations

Our significant contractual obligations and commitments as of December 31, 2017 are shown in the following table.

	Payments due by period
Contractual Obligations	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Long-term debt (1) (2)	$12,169	$23,785	$181,703	$—	$217,657
Capital leases and finance obligations (1)	13,356	18,065	7,478	1,882	40,781
Operating leases (3)	17,270	30,983	28,874	45,040	122,167
Purchase commitments (4)	7,478	7,401	3,400	—	18,279
Other long-term liabilities (5)	—	—	—	3,459	3,459
Total	$50,273	$80,234	$221,455	$50,381	$402,343

(1)	Includes principal and interest and assumes payoff of indebtedness at maturity date.
(2)	Includes outstanding borrowings under Steak n Shake’s and Western’s credit facilities.
(3)	Excludes amounts to be paid for contingent rents. Includes amounts to be paid for subleased properties.
(4)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. Excludes agreements that are cancelable without penalty.
(5)	Includes liabilities for Non-Qualified Deferred Compensation Plan. Excludes our unrecognized tax benefits of $357 as of December 31, 2017 because we cannot make a reliable estimate of the timing of cash payments.

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

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments. Our interests in the investment partnerships are committed on a rolling 5-year basis, and any distributions upon our withdrawal of funds will be paid out over two years (and may be paid in kind rather than in cash). Market prices for equity securities are subject to fluctuation. Consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. A hypothetical 10% increase or decrease in the market price of our investments would result in a respective increase or decrease in the fair market value of our investments of $59,377, along with a corresponding change in shareholders’ equity of approximately 7%.

Borrowings on Steak n Shake’s credit facility bear interest at a rate per annum equal to a base rate or a Eurodollar rate (minimum of 1%) plus an applicable margin. Interest on the term loan is based on a Eurodollar rate plus an applicable margin of 3.75% or on the prime rate plus an applicable margin of 2.75%. At December 31, 2017, a hypothetical 100 basis point increase in short-term interest rates would have an impact of approximately $1,200 on our net earnings.

We have had minimal exposure to foreign currency exchange rate fluctuations in 2017, 2016 and 2015.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Biglari Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biglari Holdings Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, during each of the three years in the period ended December 31, 2017, the Company contributed cash and securities in the aggregate amount of $3.7 million, $19.8 million, and $88.5 million, respectively, to investment partnerships. The Company and its subsidiaries have invested in investment partnerships in the form of limited partnership interests. These investments are subject to a rolling five-year lock up period under the terms of the respective partnership agreements for the investment partnerships.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

February 24, 2018

We have served as the Company's auditor since 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Biglari Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Biglari Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company, and our report dated February 24, 2018, expressed an unqualified opinion on those financial statements and included an emphasis of a matter paragraph relating to the contribution of cash and securities to investment partnerships.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

February 24, 2018

BIGLARI HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$58,577	$75,808
Investments	23,289	22,297
Receivables	16,284	14,195
Inventories	7,268	6,773
Other current assets	7,221	8,716
Total current assets	112,639	127,789
Property and equipment	295,800	312,264
Goodwill	40,081	40,003
Other intangible assets	26,564	26,051
Investment partnerships	566,021	577,637
Other assets	22,479	13,223
Total assets	$1,063,584	$1,096,967

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$128,744	$112,882
Current portion of notes payable and other borrowings	6,748	7,129
Total current liabilities	135,492	120,011
Long-term notes payable and other borrowings	256,994	281,555
Deferred taxes	88,401	152,315
Other liabilities	11,369	11,146
Total liabilities	492,256	565,027

Shareholders’ equity
Common stock - 2,067,613 and 2,067,193 shares outstanding	1,071	1,071
Additional paid-in capital	382,014	381,906
Retained earnings	565,504	515,433
Accumulated other comprehensive loss	(1,404)	(3,584)
Treasury stock, at cost	(375,857)	(362,886)
Biglari Holdings Inc. shareholders’ equity	571,328	531,940
Total liabilities and shareholders’ equity	$1,063,584	$1,096,967

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except per-share amounts)

	Year Ended December 31,
	2017	2016	2015

Revenues
Restaurant operations	$807,153	$817,914	$819,738
Insurance premiums and other	24,943	22,997	17,232
Media advertising and other	7,708	9,165	24,482
	839,804	850,076	861,452
Cost and expenses
Restaurant cost of sales	661,030	634,966	629,287
Insurance losses and underwriting expenses	19,724	17,484	13,362
Media cost of sales	6,527	15,834	35,614
Selling, general and administrative	130,808	127,259	135,132
Depreciation and amortization	21,448	22,925	24,780
	839,537	818,468	838,175
Other income (expenses)
Interest expense	(11,040)	(11,450)	(11,930)
Interest on obligations under leases	(9,082)	(9,475)	(9,422)
Investment partnership gains (losses)	6,965	135,580	(39,356)
Total other income (expenses)	(13,157)	114,655	(60,708)
Earnings (loss) before income taxes	(12,890)	146,263	(37,431)
Income tax expense (benefit)	(62,961)	46,812	(21,588)
Net earnings (loss)	$50,071	$99,451	$(15,843)
Earnings per share
Basic earnings (loss) per common share	$40.80	$81.37	$(10.18)
Diluted earnings (loss) per common share	$40.77	$81.28	$(10.18)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015

Net earnings (loss)	$50,071	$99,451	$(15,843)
Other comprehensive income:
Reclassification of investment appreciation in net earnings	—	306	62
Applicable income taxes	—	(113)	(21)
Net change in unrealized gains and losses on investments	284	568	(892)
Applicable income taxes	(89)	(211)	327
Foreign currency translation	1,985	(455)	(2,372)
Other comprehensive income (loss), net	2,180	95	(2,896)
Total comprehensive income (loss)	$52,251	$99,546	$(18,739)

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net earnings (loss)	$50,071	$99,451	$(15,843)
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	21,448	22,925	24,780
Provision for deferred income taxes	(64,321)	38,485	(26,476)
Asset impairments and other non-cash expenses	3,860	1,693	2,232
(Gain) loss on disposal of assets	(777)	1,806	1,351
Investment (gains) losses (including contributions)	—	306	62
Investment partnership (gains) losses	(6,965)	(135,886)	39,356
Distributions from investment partnerships	9,395	26,265	19,775
Changes in receivables and inventories	(2,235)	4,280	686
Changes in other assets	268	116	2,299
Changes in accounts payable and accrued expenses	15,036	3,908	4,275
Net cash provided by operating activities	25,780	63,349	52,497
Investing activities
Capital expenditures	(8,034)	(12,030)	(11,083)
Proceeds from property and equipment disposals	1,004	1,084	135
Purchases of investments	(46,355)	(49,934)	(114,759)
Redemptions of fixed maturity securities	41,837	32,085	12,407
Net cash used in investing activities	(11,548)	(28,795)	(113,300)
Financing activities
Payments on revolving credit facility	(202)	(409)	(194)
Principal payments on long-term debt	(17,200)	(9,277)	(5,975)
Principal payments on direct financing lease obligations	(5,628)	(5,609)	(6,360)
Proceeds for exercise of stock options	30	64	222
Net cash used in financing activities	(23,000)	(15,231)	(12,307)
Effect of exchange rate changes on cash	165	(38)	(36)
Increase (decrease) in cash, cash equivalents and restricted cash	(8,603)	19,285	(73,146)
Cash, cash equivalents and restricted cash at beginning of period	75,833	56,548	129,694
Cash, cash equivalents and restricted cash at end of period	$67,230	$75,833	$56,548

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2014	$1,071	$391,877	$431,825	$(783)	$(98,439)	$725,551
Net loss			(15,843)			(15,843)
Other comprehensive loss, net				(2,896)		(2,896)
Adjustment to treasury stock for holdings in investment partnerships					(255,662)	(255,662)
Exercise of stock options		(24)			246	222
Balance at December 31, 2015	$1,071	$391,853	$415,982	$(3,679)	$(353,855)	$451,372
Net earnings			99,451			99,451
Other comprehensive income, net				95		95
Adjustment to treasury stock for holdings in investment partnerships		(9,939)			(9,103)	(19,042)
Exercise of stock options		(8)			72	64
Balance at December 31, 2016	$1,071	$381,906	$515,433	$(3,584)	$(362,886)	$531,940
Net earnings			50,071			50,071
Other comprehensive income, net				2,180		2,180
Adjustment to treasury stock for holdings in investment partnerships		116			(13,009)	(12,893)
Exercise of stock options		(8)			38	30
Balance at December 31, 2017	$1,071	$382,014	$565,504	$(1,404)	$(375,857)	$571,328

See accompanying Notes to Consolidated Financial Statements.

BIGLARI HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Years Ended December 31, 2017, 2016 and 2015)

(dollars in thousands, except share and per-share data)

Note 1. Summary of Significant Accounting Policies

Description of Business

Biglari Holdings Inc. is a holding company owning subsidiaries engaged in a number of diverse business activities, including media, property and casualty insurance, and restaurants. The Company’s largest operating subsidiaries are involved in the franchising and operating of restaurants. Biglari Holdings is founded and led by Sardar Biglari, Chairman and Chief Executive Officer of Biglari Holdings and its major operating subsidiaries. The Company’s long-term objective is to maximize per-share intrinsic value. All major operating, investment, and capital allocation decisions are made for the Company and its subsidiaries by Mr. Biglari. As of December 31, 2017, Mr. Biglari’s beneficial ownership of the Company’s outstanding common stock was approximately 52.6%.

The Company plans to implement a dual class structure. A special meeting of the shareholders will be held in the near future to approve the recapitalization of Biglari Holdings. If adopted, our common stock will be designated “Class A” common stock and “Class B” common stock. To effect the creation of two classes of stock, current shareholders will receive, for every ten shares of existing common stock they own, (i) ten shares of Class B common stock and (ii) one share of Class A common stock. A share of Class B common stock has economic rights equivalent to 1/5th of a share of Class A common stock, however, Class B common stock has no voting rights. We expect both shares to trade on the New York Stock Exchange (“NYSE”).

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

This form 10-K includes an audited statement of earnings, statement of comprehensive income, statement of cash flows and statement of changes in shareholders’ equity for the years ended December 31, 2017, 2016 and 2015 and an audited balance sheet as of December 31, 2017 and 2016.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents primarily consist of U.S. Government securities and money market accounts, all of which have original maturities of three months or less. Cash equivalents are carried at fair value. In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires that the statement of cash flows include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on statements of cash flows. In 2017, the Company deposited $8,628 to satisfy required collateral for casualty insurance.

Note 1. Summary of Significant Accounting Policies (continued)

Cash as reported on the statements of cash flows consists of the following.

	December 31,
	2017	2016	2015
Cash and cash equivalents	$58,577	$75,808	$56,523
Restricted cash included in other long-term assets	8,653	25	25
Cash, cash equivalents and restricted cash	$67,230	$75,833	$56,548

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

Investment Partnerships

The Company holds a limited interest in The Lion Fund, L.P. and The Lion Fund II, L.P. (collectively the “investment partnerships”). Biglari Capital Corp. (“Biglari Capital”), an entity solely owned by Mr. Biglari, is the general partner of the investment partnerships. Our interests in the investment partnerships are accounted as equity method investments because of our retained limited partner interests. The Company records investment partnership gains (inclusive of the investment partnerships’ unrealized gains and losses on their securities) as a component of other income based on our proportional ownership interest in the partnerships. The investment partnerships are for purposes of generally accepted accounting principles (“GAAP”), investment companies under the AICPA Audit and Accounting Guide Investment Companies.

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

Receivables

Our accounts receivable balance consists primarily of franchisee, customer, and other receivables. We carry our accounts receivable at cost less an allowance for doubtful accounts, which is based on a history of past write-offs and collections and current credit conditions. Allowance for doubtful accounts was $2,298 and $1,734 at December 31, 2017 and 2016, respectively.

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

Note 1. Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill and indefinite life intangible assets are not amortized, but are tested for potential impairment on an annual basis, or more often if events or circumstances change that could cause goodwill or indefinite life intangible assets to become impaired. Other purchased intangible assets are amortized over their estimated useful lives, generally on a straight-line basis. We perform reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying value. When an impairment is identified, we reduce the carrying value of the asset to its estimated fair value. No impairments were recorded on goodwill or intangible assets during 2017, 2016 or 2015. Refer to Note 6 for information regarding our goodwill and other intangible assets.

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

Common Stock and Treasury Stock

The Company’s common stock is $0.50 stated value. The following table presents shares authorized, issued and outstanding.

	December 31, 2017	December 31, 2016	December 31, 2015
Common stock authorized	2,500,000	2,500,000	2,500,000

Common stock issued	2,142,202	2,142,202	2,142,202
Treasury stock held by the Company	(74,589)	(75,009)	(75,511)
Outstanding shares	2,067,613	2,067,193	2,066,691
Proportional ownership of the Company's
common stock in the investment partnerships	(866,935)	(834,889)	(807,069)
Net outstanding shares for financial reporting purposes	1,200,678	1,232,304	1,259,622

Purchases of Equity Securities

Shares of the Company’s common stock acquired by the investment partnerships are presented below.

	2017	2016	2015
The Lion Fund, L.P.	—	—	45,305
The Lion Fund II, L.P.	26,679	37,925	616,312
	26,679	37,925	661,617

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

Note 1. Summary of Significant Accounting Policies (continued)

Restaurant operations revenues were as follows.

	2017	2016	2015

Net sales	$781,856	$795,322	$799,660
Franchise royalties and fees	20,773	18,794	16,428
Other	4,524	3,798	3,650
	$807,153	$817,914	$819,738

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

Insurance Losses and Underwriting Expenses

Liabilities for estimated unpaid losses and loss adjustment expenses with respect to claims occurring on or before the balance sheet date are established under insurance contracts issued by our insurance subsidiaries. Such estimates include provisions for reported claims or case estimates, provisions for incurred-but-not-reported claims and legal and administrative costs to settle claims. The estimates of unpaid losses and amounts recoverable under reinsurance are established and continually reviewed by using a variety of actuarial, statistical and analytical techniques. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance contracts. Liabilities for insurance losses of $1,907 and $1,937 are included in accrued expenses in the consolidated balance sheet as of December 31, 2017 and 2016, respectively.

Marketing Expense

Advertising costs are charged to expense at the later of the date the expenditure is incurred or the date the promotional item is first communicated. Marketing expense is included in selling, general and administrative expenses in the consolidated statement of earnings.

Note 1. Summary of Significant Accounting Policies (continued)

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

The following table presents a reconciliation of basic and diluted weighted average common shares.

	2017	2016	2015

Basic earnings per share:
Weighted average common shares	1,227,166	1,222,261	1,556,039
Diluted earnings per share:
Weighted average common shares	1,227,166	1,222,261	1,556,039
Dilutive effect of stock awards	937	1,355	—
Weighted average common and incremental shares	1,228,103	1,223,616	1,556,039
Anti-dilutive stock awards excluded from the calculation of earning per share	—	—	5,218

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

New Accounting Standards

In January 2017, FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The Company does not currently anticipate ASU 2017-04 to have a material impact on the consolidated financial statements.

Note 1. Summary of Significant Accounting Policies (continued)

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

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control. ASU 2016-17 amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. The adoption of ASU 2016-17 did not have a material effect on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB voted to defer the effective date of this ASU by one year, which would make the guidance effective for our first quarter fiscal year 2018 financial statements using either of two acceptable adoption methods: (i) retrospective adoption to each prior reporting period presented with the option to elect certain practical expedients; or (ii) adoption with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures. We currently expect to adopt ASU 2014-09 as of January 1, 2018 under the modified retrospective method where the cumulative effect is recognized at the date of initial application. We have evaluated the impact that this pronouncement will have on the recognition of certain transactions on our consolidated financial statements, including the initial franchise fees currently recognized upon the opening of a franchise restaurant and our advertising arrangements with franchisees currently reported on a net versus gross basis in our consolidated statements of earnings, and the effect it will have on our disclosures. We do not currently believe ASU 2014-09 will have a material effect on our consolidated financial statements.

Note 2. Investments

Investments consisted of the following.

	December 31,
	2017	2016
Cost	$23,216	$22,508
Gross unrealized gains	73	24
Gross unrealized losses	—	(235)
Fair value	$23,289	$22,297

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

Investment in an equity security along with an associated put option totaling $4,463 are included in other assets and recorded at fair value.

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

	Fair Value	Company Common Stock	Carrying Value
Partnership interest at December 31, 2014	$776,899	$78,917	$697,982
Investment partnership losses	(110,956)	(71,600)	(39,356)
Contributions (net of distributions of $19,775)	68,725		68,725
Increase in proportionate share of Company stock held		255,662	(255,662)
Partnership interest at December 31, 2015	$734,668	$262,979	$471,689
Investment partnership gains	248,935	113,049	135,886
Distributions (net of contributions of $19,832)	(10,896)		(10,896)
Increase in proportionate share of Company stock held		19,042	(19,042)
Partnership interest at December 31, 2016	$972,707	$395,070	$577,637
Investment partnership gains (losses)	(41,740)	(48,705)	6,965
Distributions (net of contributions of $3,707)	(5,688)		(5,688)
Increase in proportionate share of Company stock held		12,893	(12,893)
Partnership interest at December 31, 2017	$925,279	$359,258	$566,021

The Company recognized a pre-tax loss of $306 ($193 net of tax) on a contribution of $5,682 in securities to investment partnerships during 2016.

Note 3.  Investment Partnerships (continued)

The carrying value of the investment partnerships net of deferred taxes is presented below.

	December 31,
	2017	2016
Carrying value of investment partnerships	$566,021	$577,637
Deferred tax liability related to investment partnerships	(95,309)	(155,553)
Carrying value of investment partnerships net of deferred taxes	$470,712	$422,084

The Company’s proportionate share of Company stock held by investment partnerships at cost is $354,939 and $341,930 at December 31, 2017 and 2016, respectively, and is recorded as treasury stock.

The carrying value of the partnership interest approximates fair value adjusted by the value of held Company stock. Fair value is according to our proportional ownership interest of the fair value of investments held by the investment partnerships. The fair value measurement is classified as level 3 within the fair value hierarchy.

Gains/losses from investment partnerships recorded in the Company’s consolidated statements of earnings are presented below.

	2017	2016	2015
Gains (losses) from investment partnerships	$6,965	$135,886	$(39,356)
Loss on contribution of securities to investment partnerships	—	(306)	—
Investment partnership gains (losses)	$6,965	$135,580	$(39,356)
Tax expense (benefit)	(4,115)	44,248	(21,188)
Contribution to net earnings (loss)	$11,080	$91,332	$(18,168)

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

The incentive reallocations from Biglari Holdings to Biglari Capital on December 31 are presented below.

	2017	2016	2015
Incentive reallocation for gains on investments other than Company common stock	$—	$20,114	$—
Incentive reallocation for gains on Company common stock	—	11,514	23
Total incentive reallocation from Biglari Holdings to Biglari Capital	$—	$31,628	$23

Note 3.  Investment Partnerships (continued)

Summarized financial information for The Lion Fund, L.P. and The Lion Fund II, L.P. is presented below.

	Equity in Investment Partnerships
	Lion Fund	Lion Fund II
Total assets as of December 31, 2017	$203,560	$1,060,737
Total liabilities as of December 31, 2017	$157	$199,974
Revenue for the year ended December 31, 2017	$(13,322)	$(25,283)
Earnings for the year ended December 31, 2017	$(13,383)	$(35,740)
Biglari Holdings’ ownership interest	64.3%	92.3%

Total assets as of December 31, 2016	$221,676	$1,109,465
Total liabilities as of December 31, 2016	$2,694	$201,460
Revenue for the year ended December 31, 2016	$37,098	$282,242
Earnings for the year ended December 31, 2016	$36,933	$273,736
Biglari Holdings’ ownership interest	63.6%	91.8%

Total assets as of December 31, 2015	$165,996	$819,323
Total liabilities as of December 31, 2015	$409	$141,274
Revenue for the year ended December 31, 2015	$(24,101)	$(100,357)
Earnings for the year ended December 31, 2015	$(24,247)	$(103,096)
Biglari Holdings’ ownership interest	60.9%	93.5%

Revenue in the above summarized financial information of the investment partnerships includes investment income and unrealized gains and losses on investments.

Note 4. Other Current Assets

Other current assets include the following.

	December 31,
	2017	2016
Prepaid contractual obligations	$3,068	$4,342
Deferred commissions on gift cards sold by third parties	3,946	3,374
Assets held for sale	207	1,000
Other current assets	$7,221	$8,716

Note 5. Property and Equipment

Property and equipment is composed of the following.

	December 31,
	2017	2016
Land	$156,506	$160,328
Buildings	152,610	156,723
Land and leasehold improvements	162,652	163,817
Equipment	203,145	200,214
Construction in progress	1,782	1,539
	676,695	682,621
Less accumulated depreciation and amortization	(380,895)	(370,357)
Property and equipment, net	$295,800	$312,264

Depreciation and amortization expense for property and equipment for 2017, 2016 and 2015 was $20,706, $21,635 and $24,113, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions.

A reconciliation of the change in the carrying value of goodwill is as follows.

	Restaurants	Other	Total
Goodwill at December 31, 2014	$28,251	$11,913	$40,164
Change in foreign exchange rates during 2015	(142)	—	(142)
Goodwill at December 31, 2015	$28,109	$11,913	$40,022
Change in foreign exchange rates during 2016	(19)	—	(19)
Goodwill at December 31, 2016	$28,090	$11,913	$40,003
Change in foreign exchange rates during 2017	78	—	78
Goodwill at December 31, 2017	$28,168	$11,913	$40,081

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

The valuation methodology and underlying financial information included in our determination of fair value require significant management judgments. We use both market and income approaches to derive fair value. The judgments in these two approaches include, but are not limited to, comparable market multiples, long-term projections of future financial performance, and the selection of appropriate discount rates used to determine the present value of future cash flows. Changes in such estimates or the application of alternative assumptions could produce significantly different results. No impairment charges for goodwill were recorded in 2017, 2016 or 2015.

Other Intangible Assets

Other intangible assets are composed of the following.

	December 31,
	2017			2016
	Gross carrying amount	Accumulated amortization	Total	Gross carrying amount	Accumulated amortization	Total
Franchise agreement	$5,310	$(4,116)	$1,194	$5,310	$(3,585)	$1,725
Other	810	(743)	67	810	(707)	103
Total	6,120	(4,859)	1,261	6,120	(4,292)	1,828
Intangible assets with indefinite lives:
Trade names	15,876	—	15,876	15,876	—	15,876
Other assets with indefinite lives	9,427	—	9,427	8,347	—	8,347
Total intangible assets	$31,423	$(4,859)	$26,564	$30,343	$(4,292)	$26,051

Intangible assets subject to amortization consist of franchise agreements connected with the purchase of Western as well as rights to favorable leases related to prior acquisitions. These intangible assets are being amortized over their estimated weighted average of useful lives ranging from eight to twelve years.

Note 6. Goodwill and Other Intangible Assets (continued)

Amortization expense for 2017, 2016 and 2015 was $567, $571 and $574, respectively. The Company’s intangible assets with definite lives will fully amortize in 2020. Total annual amortization expense for each of the next two years will approximate $500.

The Company purchased perpetual lease rights during 2016 totaling $3,367 and recorded an additional $1,657 indefinite life asset associated with the tax effect of the asset acquisition.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include the following.

	December 31,
	2017	2016
Accounts payable	$40,616	$33,961
Gift card liability	27,436	25,321
Salaries, wages, and vacation	22,875	15,618
Taxes payable	10,571	12,254
Workers' compensation and other self-insurance accruals	9,047	9,960
Deferred revenue	9,522	7,407
Other	8,677	8,361
Accounts payable and accrued expenses	$128,744	$112,882

Note 8. Other Liabilities

Other liabilities include the following.

	December 31,
	2017	2016
Deferred rent expense	$6,726	$6,632
Other	4,643	4,514
Other liabilities	$11,369	$11,146

Note 9. Income Taxes

The components of the provision for income taxes consist of the following.

	2017	2016	2015
Current:
Federal	$544	$6,329	$2,866
State	816	1,998	2,022
Deferred	(64,321)	38,485	(26,476)
Total income taxes	$(62,961)	$46,812	$(21,588)

Reconciliation of effective income tax:
Tax at U.S. statutory rates (35%)	$(4,512)	$51,227	$(13,100)
State income taxes, net of federal benefit	259	3,332	(1,973)
Tax rate changes	(51,707)	—	—
Federal income tax credits	(3,158)	(4,692)	(4,837)
Dividends received deduction	(6,304)	(5,851)	(6,142)
Valuation allowance	742	905	919
Foreign tax rate differences	1,598	2,249	3,180
Other	121	(358)	365
Total income taxes	$(62,961)	$46,812	$(21,588)

On December 22, 2017, new federal income tax legislation, the Tax Cuts and Jobs Act (“Act”), was signed into law. Effective January 1, 2018, the U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0% and required re-measurement of deferred balances to the new statutory rates as of December 31, 2017. The re-measurement of the Company’s deferred taxes created a tax benefit of $51,707, including a $53,545 benefit associated with unrealized gains on marketable securities.

The Act also imposed a mandatory one-time transition tax on undistributed international earnings. We do not expect to have any additional tax liability related to a transition tax. The Company did not have a net tax expense or benefit on income from international operations. Losses before income taxes during 2017 were $12,890, of which $6,660 derived from international operations.

As of December 31, 2017, we had approximately $357 of unrecognized tax benefits, including approximately $29 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. As of December 31, 2016, we had approximately $396 of unrecognized tax benefits, including approximately $20 of interest and penalties, which are included in other long-term liabilities in the consolidated balance sheet. Our continuing practice is to recognize interest expense and penalties related to income tax matters in income tax expense. The unrecognized tax benefits of $357 would impact the effective income tax rate if recognized. Adjustments to the Company’s unrecognized tax benefit for gross increases for current period tax position, gross decreases for prior period tax positions and the lapse of statute of limitations during 2017, 2016 and 2015 were not significant.

We file income tax returns which are periodically audited by various foreign, federal, state, and local jurisdictions. With few exceptions, we are no longer subject to federal, state, and local tax examinations for fiscal years prior to 2014. We believe we have certain state income tax exposures related to fiscal years 2014 through 2016. Because of the expiration of the various state statutes of limitations for these fiscal years, it is possible that the total amount of unrecognized tax benefits will decrease by approximately $36 within 12 months.

Note 9. Income Taxes (continued)

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Our deferred tax assets and liabilities consist of the following.

	December 31,
	2017	2016
Deferred tax assets:
Insurance reserves	$2,011	$3,440
Compensation accruals	729	2,349
Gift card accruals	3,149	3,946
Net operating loss credit carryforward	5,273	4,292
Valuation allowance on net operating losses	(5,031)	(4,289)
Income tax credit carryforward	5,707	—
Other	629	947
Total deferred tax assets	12,467	10,685

Deferred tax liabilities:
Investments	95,324	155,476
Fixed asset basis difference	554	1,965
Goodwill and intangibles	4,990	5,559
Total deferred tax liabilities	100,868	163,000
Net deferred tax liability	$(88,401)	$(152,315)

Receivables on the balance sheet include income taxes receivable of $751 as of December 31, 2017. Accounts payable and accrued expenses on the consolidated balance sheet include income taxes payable of $1,060 as of December 31, 2016. Income taxes paid during 2017, 2016 and 2015 were $3,211, $6,961 and $2,063, respectively. Income tax refunds totaled $233 and $16 in 2016 and 2015, respectively.

Note 10. Notes Payable and Other Borrowings

Notes payable and other borrowings include the following.

	December 31,
	2017	2016
Current portion of notes payable and other borrowings
Notes payable	$2,200	$2,200
Unamortized original issue discount	(321)	(308)
Unamortized debt issuance costs	(585)	(711)
Obligations under leases	5,279	5,571
Western revolver	175	377
Total current portion of notes payable and other borrowings	$6,748	$7,129

Long-term notes payable and other borrowings
Notes payable	$183,698	$200,898
Unamortized original issue discount	(772)	(1,093)
Unamortized debt issuance costs	(1,405)	(2,177)
Obligations under leases	75,473	83,927
Total long-term notes payable and other borrowings	$256,994	$281,555

Steak n Shake Credit Facility

On March 19, 2014, Steak n Shake and its subsidiaries entered into a credit agreement which provided for a senior secured term loan facility in an aggregate principal amount of $220,000 and a senior secured revolving credit facility in an aggregate principal amount of up to $30,000. On October 27, 2017, Steak n Shake determined to end the use of its senior secured revolving credit facility. In 2017, Steak n Shake deposited $8,628 to satisfy required collateral for casualty insurance previously collateralized by letters of credit issued through the revolving credit facility.

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

The interest rate on the term loan was 5.32% as of December 31, 2017.

The credit agreement includes customary affirmative and negative covenants and events of default. Steak n Shake’s credit facility contains restrictions on its ability to pay dividends to Biglari Holdings.

The term loan is secured by first priority security interests in substantially all the assets of Steak n Shake. Biglari Holdings is not a guarantor under the credit facility. As of December 31, 2017, $185,898 was outstanding under the term loan.

Western Revolver

As of December 31, 2017, Western has $175 due June 13, 2018.

Note 10. Notes Payable and Other Borrowings (continued)

Expected principal payments for notes payable and Western’s revolver as of December 31, 2017, are as follows.

2018	2,375
2019	2,200
2020	2,200
2021	179,298
Total	$186,073

The fair value of long-term debt, excluding capitalized lease obligations, was approximately $165,000 at December 31, 2017. The fair value of our debt was estimated based on quoted market prices. The carrying amounts for debt reported in the consolidated balance sheet did not differ materially from the fair values at December 31, 2016. The fair value was determined to be a Level 3 fair value measurement.

Interest

Interest paid on debt and obligations under leases are as follows.

	2017	2016	2015
Interest paid on debt	$9,969	$10,508	$10,186
Interest paid on obligations under leases	$9,132	$9,475	$9,422

Note 11. Leased Assets and Lease Commitments

We lease certain physical facilities under non-cancelable lease agreements. These leases require the payment of real estate taxes, insurance and maintenance costs. Certain leased facilities, which are no longer operated but are subleased to third parties or franchisees, are classified below as non-operating properties. Minimum future rental payments for non-operating properties have not been reduced by minimum sublease rentals of $8,521 related to operating leases receivable under non-cancelable subleases. The property and equipment cost related to finance obligations and capital leases as of December 31, 2017 is as follows: $66,044 buildings, $55,050 land, $26,355 land and leasehold improvements, $2,792 equipment and $74,160 accumulated depreciation.

On December 31, 2017, obligations under non-cancelable finance obligations, capital leases, and operating leases (excluding real estate taxes, insurance and maintenance costs) require the following minimum future rental payments.

				Operating Leases
Year	Finance Obligations	Capital Leases	Total	Operating Property	Non-Operating Property
2018	$13,235	$121	$13,356	$16,614	$476
2019	10,644	55	10,699	15,689	462
2020	7,311	55	7,366	14,154	533
2021	5,196	55	5,251	14,298	557
2022	2,222	5	2,227	13,316	578
After 2022	1,882	—	1,882	42,228	2,812
Total minimum future rental payments	40,490	291	40,781	$116,299	$5,418
Less amount representing interest	23,340	91	23,431
Total principal obligations under leases	17,150	200	17,350
Less current portion	5,189	90	5,279
Non-current principal obligations under leases	11,961	110	12,071
Residual value at end of lease term	63,402	—	63,402
Obligations under leases	$75,363	$110	$75,473

Note 11. Leased Assets and Lease Commitments (continued)

Rent expense is presented below.

	2017	2016	2015
Minimum rent	$18,157	$17,906	$18,476
Contingent rent	1,839	1,841	2,022
Rent expense	$19,996	$19,747	$20,498

Non-cancellable finance obligations were created when the Company, under prior management, entered into certain build-to-suit or sale leaseback arrangements. As a result of continuing involvement in the underlying leases (generally due to right of substitution or purchase option provisions of the leases), the Company accounts for the leases as financings.

Note 12. Related Party Transactions

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

Investments in The Lion Fund, L.P. and The Lion Fund II, L.P.
As of December 31, 2017, the Company’s investments in The Lion Fund, L.P. and The Lion Fund II, L.P. had a fair value of $925,279.

Contributions to and distributions from The Lion Fund, L.P. and The Lion Fund II, L.P. were as follows.

	2017	2016	2015

Contributions of cash	$3,707	$14,150	$88,500
Contributions of securities	—	5,682	—
Distributions of cash	(9,395)	(26,265)	(19,775)
Distributions of securities	—	(4,463)	—
	$(5,688)	$(10,896)	$68,725

As the general partner of the investment partnerships, Biglari Capital on December 31 of each year will earn an incentive reallocation fee for the Company’s investments equal to 25% of the net profits above a hurdle rate of 6% over the previous high-water mark. Our policy is to accrue an estimated incentive fee throughout the year. In 2017, no incentive reallocation was earned. Based on Biglari Holdings’ $280,563 of earnings from the investment partnerships for 2016, the total incentive reallocation from Biglari Holdings to Biglari Capital was $31,628, including $11,514 associated with gains on the Company’s common stock. For 2015, the incentive reallocation from Biglari Holdings to Biglari Capital was $23, all of which was associated with gains on the Company’s common stock.

Note 12. Related Party Transactions (continued)

Incentive Agreement Amendment

During 2013, Biglari Holdings and Mr. Biglari entered into an amendment to the Incentive Agreement to exclude earnings by the investment partnerships from the calculation of Mr. Biglari’s incentive fee. In 2017, Mr. Biglari earned an incentive fee of $7,353. No incentive fees were paid for 2016 or 2015. Under the Amended and Restated Incentive Agreement Mr. Biglari would receive a payment of approximately $13,000 if an event occurred entitling him to a severance payment.

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

Note 12. Related Party Transaction (continued)

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

The actual amount of royalties paid to Mr. Biglari following the occurrence of a Triggering Event (as defined in the License Agreement) would depend on the Company’s revenues during the applicable period following the Triggering Event, and, therefore, depends on material assumptions and estimates regarding future operations and revenues. Assuming for purposes of illustration a Triggering Event occurred on December 31, 2017, using revenue from 2017 as an estimate of future revenue and calculated according to terms of the License Agreement, Mr. Biglari would receive approximately $20,000 in royalty payments annually. At a minimum, the royalties would be earned on revenue generated from January 1, 2018 through December 21, 2024. Royalty payments beyond the minimum period would be subject to the licensee's continued use of the licensed marks.

Note 13. Common Stock Plans

The following table summarizes the options activity for 2017.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,777	$225.59
Exercised	(1,155)	$310.07
Canceled or forfeited	(142)	$329.88
Outstanding and exercisable at December 31, 2017	1,480	$149.65	0.28	$392

On March 7, 2008, our shareholders approved the 2008 Equity Incentive Plan. During fiscal 2010, we resolved to suspend, indefinitely, the future issuance of stock-based awards under the 2008 plan. No shares have been granted under the 2008 plan since 2010.

There was no unrecognized stock option compensation cost at December 31, 2017 or 2016. No amounts were charged to expense during 2017, 2016 or 2015.

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

On January 29, 2018, a shareholder of the Company filed a purported class action complaint against the Company and the members of our Board of Directors in the Superior Court of Hamilton County, Indiana. The shareholder generally alleges claims for breach of fiduciary duty by the individual defendants and unjust enrichment to Mr. Biglari as a result of the reorganization and recapitalization. The shareholder seeks, for himself and on behalf of all other shareholders as a class (other than the individual defendants and those related to or affiliated with them), to enjoin the vote on the reorganization and recapitalization, to seek a declaration that the defendants breached their duty to the shareholder and the class and that Mr. Biglari would be unjustly enriched, and to recover unspecified damages, pre-judgment and post-judgment interest, and an award of their attorneys’ fees and other costs. The Company believes these claims are without merit and intends to defend this case vigorously.

Note 15. Fair Value of Financial Assets

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

Non-qualified deferred compensation plan investments: The assets of the non-qualified plan are set up in a rabbi trust. They represent mutual funds and publicly traded securities, each of which are classified within Level 1 of the fair value hierarchy.

Note 15. Fair Value of Financial Assets and Liabilities (continued)

Derivative instruments: Options related to equity securities are marked to market each reporting period and are classified within Level 2 of the fair value hierarchy.

As of December 31, 2017 and 2016 the fair values of financial assets were as follows.

	December 31,
	2017				2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$5,785	$—	$—	$5,785	$471	$—	$—	$471
Equity securities:
Consumer goods	2,445	—	—	2,445	2,018	—	—	2,018
Bonds	—	25,901	—	25,901	—	24,904	—	24,904
Options on equity securities	—	2,018	—	2,018	—	2,445	—	2,445
Non-qualified deferred compensation plan investments	3,459	—	—	3,459	2,872	—	—	2,872
Total assets at fair value	$11,689	$27,919	$—	$39,608	$5,361	$27,349	$—	$32,710

There were no changes in our valuation techniques used to measure fair values on a recurring basis.

The Company recorded an impairment to long-lived assets of $1,789 and $695 during 2017 and 2016, respectively. The fair value of the long-lived assets was determined based on Level 2 inputs using quoted prices for similar properties and quoted prices for the properties from brokers. The fair value of the assets impaired was not material for any of the applicable periods.

Note 16. Accumulated Other Comprehensive Income

Changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, were as follows.

	2017			2016
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Loss

Beginning Balance	$(3,447)	$(137)	$(3,584)	$(2,992)	$(687)	$(3,679)
Other comprehensive income (loss) before reclassifications		195	195		357	357
Reclassification to (earnings) loss					193	193
Foreign currency translation	1,985		1,985	(455)		(455)
Ending Balance	$(1,462)	$58	$(1,404)	$(3,447)	$(137)	$(3,584)

	2015
	Foreign Currency Translation Adjustments	Investment Gain (Loss)	Accumulated Other Comprehensive Loss

Beginning Balance	$(620)	$(163)	$(783)
Other comprehensive income (loss)
before reclassifications		(565)	(565)
Reclassification to (earnings) loss		41	41
Foreign currency translation	(2,372)		(2,372)
Ending Balance	$(2,992)	$(687)	$(3,679)

The following reclassifications were made from accumulated other comprehensive income to the consolidated statement of earnings.

Reclassifications from Accumulated Other Comprehensive Income	2017	2016	2015	Affected Line Item in the Consolidated Statement of Earnings
Investment (loss)	$—	$(306)	$—	Investment (loss) on contribution
	—	—	(62)	Insurance premiums and other
	—	(113)	(21)	Income tax expense (benefit)
	$—	$(193)	$(41)	Net of tax

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

The tabular information that follows shows data of our reportable segments reconciled to amounts reflected in the consolidated financial statements.

Revenue and earnings (loss) before income taxes for 2017, 2016 and 2015 were as follows.

	Revenue
	2017	2016	2015

Operating Businesses:
Restaurant Operations:
Steak n Shake	$792,827	$804,423	$805,771
Western	14,326	13,491	13,967
Total Restaurant Operations	807,153	817,914	819,738
First Guard	24,943	22,997	17,232
Maxim	7,708	9,165	24,482
	$839,804	$850,076	$861,452

	Earnings (Loss) Before Income Taxes
	2017	2016	2015
Operating Businesses:
Restaurant Operations:
Steak n Shake	$431	$34,717	$39,749
Western	1,860	2,506	1,849
Total Restaurant Operations	2,291	37,223	41,598
First Guard	4,770	5,135	3,529
Maxim	(439)	(10,078)	(18,105)
Other	669	94	564
Total Operating Businesses	7,291	32,374	27,586
Corporate and investments:
Corporate	(16,106)	(10,241)	(13,731)
Investment partnership gains (loss)	6,965	135,580	(39,356)
Total corporate	(9,141)	125,339	(53,087)
Interest expense on notes
payable and other borrowings	(11,040)	(11,450)	(11,930)
	$(12,890)	$146,263	$(37,431)

Note 17. Business Segment Reporting (continued)

A disaggregation of our consolidated capital expenditure and depreciation and amortization captions for 2017, 2016 and 2015 is presented in the tables that follow.

	Capital Expenditures
	2017	2016	2015
Operating Businesses:
Restaurant Operations:
Steak n Shake	$7,565	$11,624	$8,434
Western	410	306	43
Total Restaurant Operations	7,975	11,930	8,477
First Guard	43	7	102
Maxim	—	42	16
Other	16	51	2,486
Total Operating Businesses	8,034	12,030	11,081
Corporate	—	—	2
Consolidated results	$8,034	$12,030	$11,083

	Depreciation and Amortization
	2017	2016	2015
Operating Businesses:
Restaurant Operations:
Steak n Shake	$19,987	$20,968	$23,045
Western	636	605	691
Total Restaurant Operations	20,623	21,573	23,736
First Guard	56	64	36
Maxim	50	409	296
Other	287	431	412
Total Operating Businesses	21,016	22,477	24,480
Corporate	432	448	300
Consolidated results	$21,448	$22,925	$24,780

A disaggregation of our consolidated asset captions is presented in the table that follows.

	Identifiable Assets
	December 31,
	2017	2016
Reportable segments:
Restaurant Operations:
Steak n Shake	$373,654	$395,809
Western	17,027	17,040
Total Restaurant Operations	390,681	412,849
First Guard	46,693	42,746
Maxim	19,155	19,100
Other	20,514	21,116
Corporate	20,520	23,519
Investment partnerships	566,021	577,637
Total assets	$1,063,584	$1,096,967

Note 18. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the year ended December 31, 2017
Total revenues	$203,393	$212,954	$214,234	$209,223
Gross profit	39,582	39,992	36,664	36,285
Costs and expenses	198,918	210,050	215,327	215,242
Earnings (loss) before income taxes	(25,597)	35,043	(49,926)	27,590
Net earnings (loss)	(15,821)	21,126	(24,700)	69,466
Basic earnings (loss) per common share	$(12.82)	$17.18	$(20.09)	$57.01
Diluted earnings (loss) per common share	$(12.82)	$17.17	$(20.09)	$56.97

For the year ended December 31, 2016
Total revenues	$208,242	$219,113	$216,732	$205,989
Gross profit	43,328	49,645	46,718	42,101
Costs and expenses	201,271	207,655	207,135	202,407
Earnings (loss) before income taxes	80,741	57,079	(104,258)	112,701
Net earnings (loss)	51,163	37,517	(60,129)	70,900
Basic earnings (loss) per common share	$41.20	$30.60	$(49.48)	$58.78
Diluted earnings (loss) per common share	$41.16	$30.57	$(49.48)	$58.70

We define gross profit as net revenue less restaurant cost of sales, media cost of sales, and insurance losses and underwriting expenses, which excludes depreciation and amortization.

Note 19. Supplemental Disclosures of Cash Flow Information

Capital expenditures in accounts payable at December 31, 2017, 2016 and 2015 were $1,036, $480 and $537, respectively.

In 2017, we had new capital lease obligations of $1,952 and lease retirements of $5,030. During 2016, we had new capital lease obligations of $258 and lease retirements of $1,006. We did not have any new capital lease obligations or lease retirements during 2015.

In 2016, the Company made a non-cash contribution of securities of $5,682 to the investment partnerships and received a non-cash distribution of securities of $4,463 from the investment partnerships.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Controller have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Biglari Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Biglari Holdings Inc.

February 24, 2018

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, to be filed on or before April 30, 2018, and such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be contained in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, to be filed on or before April 30, 2018, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, to be filed on or before April 30, 2018, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, to be filed on or before April 30, 2018, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be contained in the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, to be filed on or before April 30, 2018, and such information is incorporated herein by reference.

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

2.01	Agreement and Plan of Merger, dated as of October 22, 2009, by and among the Company, Grill Acquisition Corporation and Western. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 23, 2009).
2.02	Agreement and Plan of Merger, dated as of December 21, 2017, by and among Biglari Holdings Inc., BH Merger Company and NBHSA Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 22, 2017).
3.01	Amended and Restated Articles of Incorporation of the Company, filed March 27, 2002, as amended by Articles of Amendment dated December 17, 2009, January 27, 2010 and April 8, 2010. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated April 15, 2010).
3.02	Amended and Restated By-Laws of the Company, as amended through June 3, 2015. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 4, 2015).
4.01	Specimen certificate representing Common Stock of the Company. (Incorporated by reference to Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 11, 2001).
10.01*	2006 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2006).
10.02*	Form of Incentive Stock Option Agreement under the 2006 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2006).
10.03*	2008 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated February 8, 2008).
10.04*	Form of Employee Stock Option Agreement under the Company’s 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 9, 2008).
10.05*	Form of 2008 Equity Incentive Plan Restricted Stock Agreement under the Company’s 2008 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 9, 2008).
10.06*	The Steak n Shake Non-Qualified Savings Plan, amended and restated as of March 15, 2010. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated April 22, 2010).
10.07	Multiple Unit Franchise Agreement, dated as of September 21, 2005, by and among the Company, Reinwald Enterprises Emory, LLC and Reinwald Enterprises Wild Geese, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2005).

10.08*	Form of Indemnity Agreement entered into on October 9, 2007 with the following Officers and Directors of the Company: Jeffrey A. Blade, Duane E. Geiger, Alan B. Gilman, Omar Janjua, David C. Milne, Thomas Murrill, Gary T. Reinwald, Steven M. Schiller, J. Michael Vance, Geoff Ballotti, Wayne Kelley, Charles Lanham, Ruth Person, John W. Ryan, J. Fred Risk, Steven M. Schmidt, Edward Wilhelm, and James Williamson, Jr. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2007).
10.09*	Amended and Restated Incentive Bonus Agreement, dated September 28, 2010, by and between the Company and Sardar Biglari. (Incorporated by reference to Annex A to the Company’s definitive Proxy Statement dated September 29, 2010).
10.10	Trademark License Agreement, dated as of January 11, 2013, by and between Biglari Holdings Inc. and Sardar Biglari. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 11, 2013).
10.11	Trademark Sublicense Agreement, entered as of May 14, 2013, by and among the Company, Steak n Shake, LLC and Steak n Shake Enterprises, Inc. (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 10, 2013).
10.12	Stock Purchase Agreement, dated July 1, 2013, by and between Biglari Holdings Inc. and Sardar Biglari. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2013).
10.13	Services Agreement, dated as of September 15, 2017, by and among Biglari Holdings Inc., Biglari Capital Corp. and Biglari Enterprises LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2017).
10.14*	First Amendment, dated as of July 1, 2013, to the Amended and Restated Incentive Bonus Agreement, dated as of September 28, 2010, by and between Biglari Holdings Inc. and Sardar Biglari. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 2, 2013).
10.15	Credit Agreement, dated as of March 19, 2014, among Steak n Shake Operations, Inc., as borrower, Steak n Shake Enterprises, Inc. and Steak n Shake, LLC, as subsidiary guarantors, the lenders party thereto, Jefferies Finance LLC, as joint lead arranger, syndication agent, documentation agent, book manager, administrative agent and collateral agent, and Fifth Third Bank, as joint lead arranger, swingline lender and issuing bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2014).
10.16	Security Agreement, dated as of March 19, 2014, by Steak n Shake Operations, Inc., Steak n Shake Enterprises, Inc. and Steak n Shake, LLC, as pledgors, assignors and debtors, in favor of Jefferies Finance LLC, in its capacity as collateral agent, pledgee, assignee and secured party. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 21, 2014).
10.17	Form of Indemnity Agreement for Directors of the Company, as adopted on June 3, 2015. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2015).
10.18	Amended and Restated Partnership Agreement of The Lion Fund II, L.P. as amended on June 3, 2015. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2015).
14.01	Code of Conduct, dated December 30, 2015.
21.01	Subsidiaries of the Company.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.02	Rule 13(a)-14(a)/15d-14(a) Certification of Controller.
32.01**	Section 1350 Certifications.
101 * **	Interactive Data Files. Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit to the Annual Report on Form 10-K. Furnished herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2018.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 24, 2018.

Signature	Title

/s/ Sardar Biglari	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Sardar Biglari

/s/ Bruce Lewis	Controller (Principal Financial and Accounting Officer)
Bruce Lewis

/s/ Philip Cooley	Director
Philip Cooley

/s/ Ruth J. Person	Director
Ruth J. Person

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

/s/ James P. Mastrian	Director
James P. Mastrian

