Form 10-K/A
period 2017-12-31
BIGLARI HOLDINGS INC.
filed 2018-04-02
CIK 93859

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Page

PART IV

i

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Biglari Holdings Inc. (“Biglari Holdings,” “we”, “us”, “our”, the “Company” or the “Corporation”) for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2018 (the “Original Filing”), to include separate audited financial statements of The Lion Fund II, L.P. (the “Lion Fund II”) pursuant to Rule 3-09 of Regulation S-X (“Rule 3-09”) in Part IV, Item 15. The audited financial statements of the Lion Fund II (the “Lion Fund II Financial Statements”) were not available at the time of the Original Filing. In accordance with Rule 3-09(b)(2), the Lion Fund II Financial Statements are being filed as an amendment to the Original Filing within 90 days after the end of the Lion Fund II’s fiscal year.

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

Item 15. Exhibits and Financial Statement Schedules

INDEPENDENT AUDITORS’ REPORT

To the Partners of
The Lion Fund II, L.P.
San Antonio, Texas

We have audited the accompanying financial statements of The Lion Fund II, L.P., (a Delaware limited partnership) (the "Fund"), which comprise the statements of assets and liabilities, including the condensed schedules of investments, as of December 31, 2017 and 2016, and the related statements of operations, changes in partners’ capital, and cash flows for the years ended December 31, 2017, 2016 and 2015, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Lion Fund II, L.P., as of December 31, 2017 and 2016, and the results of its operations, changes in partners’ capital, and its cash flows for the years ended December 31, 2017, 2016 and 2015, in accordance with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

March 31, 2018

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITIES

	December 31, 2017	December 31, 2016
ASSETS:
Investments in securities — at fair value	$1,037,143,965	$1,106,345,999
Cash	23,593,487	—
Dividend receivable	—	1,619,240
Advance partner withdrawal	—	1,500,000
Total assets	$1,060,737,452	$1,109,465,239

LIABILITIES:
Long-term debt	$198,921,742	$—
Interest payable	642,186	—
Due to broker	328,261	20,606,933
Accounts payable	82,000	579,298
Forward contract	—	180,273,280
Total liabilities	$199,974,189	$201,459,511

PARTNERS’ CAPITAL	$860,763,263	$908,005,728

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015

INVESTMENT INCOME:
Dividends and interest	$38,185,761	$38,337,173	$34,114,436

EXPENSES:
Professional fees	5,852,396	8,323,508	4,962,534
Interest expense	4,603,910	182,795	—

NET INVESTMENT INCOME	27,729,455	29,830,870	29,151,902

REALIZED AND UNREALIZED GAINS (LOSSES):
Net realized gains (losses) from investments	(768,420)	128,946	—
Net change in unrealized appreciation - investments	(77,377,962)	283,699,435	(126,992,841)
Net change in unrealized appreciation - forward contract	45,177,780	(39,923,076)	(5,254,754)
Cost of forward contract at maturity	(30,500,593)	—	—

NET INCREASE (DECREASE) IN PARTNERS’ CAPITAL
RESULTING FROM OPERATIONS	$(35,739,740)	$273,736,175	$(103,095,693)

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	General	Limited
	Partner	Partners	Total

PARTNERS’ CAPITAL — December 31, 2014	$34,815,914	$684,484,332	$719,300,246

Capital contributions	—	83,000,000	83,000,000

Capital distributions	(920,000)	(20,235,000)	(21,155,000)

Net decrease from operations	(4,492,534)	(98,603,159)	(103,095,693)

Performance reallocation	23,982	(23,982)	—

PARTNERS’ CAPITAL — December 31, 2015	$29,427,362	$648,622,191	$678,049,553

Capital distributions	(1,735,000)	(42,045,000)	(43,780,000)

Net increase from operations	11,844,421	261,891,754	273,736,175

Performance reallocation	30,840,204	(30,840,204)	—

PARTNERS’ CAPITAL — December 31, 2016	$70,376,987	$837,628,741	$908,005,728

Capital contributions	—	9,707,250	9,707,250

Capital distributions	(7,720,000)	(13,489,975)	(21,209,975)

Net decrease from operations	(2,810,898)	(32,928,842)	(35,739,740)

Performance reallocation	—	—	—

PARTNERS’ CAPITAL — December 31, 2017	$59,846,089	$800,917,174	$860,763,263

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in partners’ capital resulting from operations	$(35,739,740)	$273,736,175	$(103,095,693)
Adjustments to reconcile net increase (decrease) in partners’ capital resulting from operations to net cash provided by (used in) operating activities:
Net realized (gains) losses from investments	768,420	(128,946)	—
Net change in unrealized appreciation - investments	77,377,962	(283,699,435)	126,992,841
Net change in unrealized appreciation - forward contract	(45,177,780)	39,923,076	5,254,754
Cost of forward contract at maturity	30,500,593	—	—
Purchases of investments in securities	(9,539,412)	(14,035,258)	(259,787,475)
Proceeds from sale of investments	595,064	8,140,808	—
Advance on (payment of) forward contract	(165,596,093)	—	135,095,500
Amortization of loan origination fees	423,896	—	—
Changes in due to broker	(20,278,672)	20,606,933	—
Changes in interest payable	642,186	—	—
Changes in dividends receivable	1,619,240	(1,619,240)	—
Changes in accounts payable	(497,298)	(344,424)	880,000

Net cash provided by (used in) operating activities	(164,901,634)	42,579,689	(94,660,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	9,707,250	—	83,000,000
Distributions to partners	(19,709,975)	(45,280,000)	(21,155,000)
Proceeds from long-term debt	198,497,846	—	—

Net cash provided by (used in) financing activities	188,495,121	(45,280,000)	61,845,000

NET INCREASE (DECREASE) IN CASH	23,593,487	(2,700,311)	(32,815,073)

CASH — Beginning of year	—	2,700,311	35,515,384

CASH — End of year	$23,593,487	$—	$2,700,311

See notes to financial statements.

THE LION FUND II, L.P.
(A Delaware Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

AS OF DECEMBER 31, 2017:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Diversified:
Biglari Holdings Inc. (32.8%)	680,916	$282,171,591
Restaurant:
Cracker Barrel Old Country Store, Inc. (87.5%)	4,737,794	752,788,089
Other		2,184,285

TOTAL SECURITIES OWNED (cost $751,520,856) (120.5%)		$1,037,143,965

Percentages shown are computed based on the classification value compared to partners’ capital at December 31, 2017.

AS OF DECEMBER 31, 2016:	Shares	Amount

INVESTMENTS IN COMMON STOCK AT FAIR VALUE:
United States:
Diversified:
Biglari Holdings Inc. (34.1%)	654,237	$309,584,949
Restaurant:
Cracker Barrel Old Country Store, Inc. (87.1%)	4,737,794	791,116,842
Other		5,644,208

TOTAL SECURITIES OWNED (cost $743,344,928) (121.8%)		$1,106,345,999

FORWARD CONTRACT LIABILITY (proceeds $135,095,500) (19.9%)		$180,273,280
(United States, Restaurant, Cracker Barrel Old Country Store, Inc.)

Percentages shown are computed based on the classification value compared to partners’ capital at December 31, 2016.

See notes to financial statements.

THE LION FUND II, L.P.

(A Delaware Limited Partnership)

Notes to Financial Statements

for the years eNDED December 31, 2017, 2016 and 2015

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

Basis of Accounting — The accompanying financial statements of the Fund have been presented on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America. The Fund is an investment company and therefore complies with accounting and reporting guidance presented in Accounting Standards Codification 946, Financial Services – Investment Companies. The Fund separated the net change in unrealized appreciation for the forward contract from the net change in unrealized appreciation for investments in 2017, and changed 2016 and 2015 to conform.

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

There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax returns. The Fund has reviewed open tax years and has concluded that there is no significant tax liability resulting from uncertain tax provisions. 2016, 2015 and 2014 remain open for both federal and state jurisdictions.

Cash — Any highly liquid investments with a maturity of three months or less at the date of acquisition are considered cash equivalents. The cash balances as of December 31, 2017 represents cash held by the custodian of the Fund’s investments.

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

Long-term debt — On June 7, 2017, The Fund entered into a $200,000,000 loan using 3,600,000 shares of Cracker Barrel Old Country Store, Inc. as collateral. The Loan matures on June 7, 2019. As of December 31, 2017, the interest rate was 3.73%. The loan includes customary affirmative and negative covenants and events of default.

Forward Contract — The Fund entered into a pre-paid variable share forward transaction during 2015 with 1,250,000 shares of Cracker Barrel Old Country Store, Inc. and received $135,095,500. The contract matured during 2017 from June 14, 2017 to September 19, 2017. The Fund elected to settle the forward contract in cash at maturity and made payments totaling $165,596,093 during 2017. The derivative contract was marked to market each period with the changes in fair value of the contract recorded in net change in unrealized appreciation in the Statement of Operations.

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

The General Partner is entitled to receive a performance reallocation of 25% of the increase in net assets annually. This reallocation is subject to a 6% performance hurdle rate that the Fund’s performance must exceed in order for the General Partner to be entitled to such reallocation. Additionally, this reallocation is subject to a highwater mark provision. For the years ended December 31, 2017, 2016 and 2015, the General Partner earned $0, $30,840,204 and $23,982 of performance reallocation fees, respectively.

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

During 2017, the Fund purchased 26,679 shares of Biglari Holdings common stock under a Rule 10b-5 trading plan.

The General Partner of the Fund also serves as the General Partner of The Lion Fund, L.P. The Lion Fund, L.P. is a limited partner in the Fund and is not subject to a performance reallocation. As of December 31, 2017, 2016 and 2015, Biglari Holdings, Steak n Shake and The Lion Fund, L.P. represented the limited partners in the Fund.

4.	Fair Value MeasuremenTS

Exchange-listed securities are valued at the last sale price on the principal exchange on which they are traded. Level 1 securities in accordance with the U.S. GAAP established fair value hierarchy are based on unadjusted quoted prices in active markets for identical assets and liabilities. As of December 31, 2017 and 2016, the total securities were $1,037,143,965 and $1,106,345,999, respectively. The securities are classified as Level 1 inputs within the U.S. GAAP established hierarchy.

Level 2 valuations in accordance with the U.S. GAAP established fair value hierarchy are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. The value of the derivative depends upon the contractual terms of, and specific risks inherent in the instrument, as well as, the availability and reliability of, observable inputs.  Such inputs include market prices for reference securities, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of such inputs. As of December 31, 2016, the liability for the forward contract was $180,273,280. The liability is classified as a Level 2 input within the U.S. GAAP established hierarchy.

5.	Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the time of issuance of these financial statements on March 31, 2018.

6.	Financial Highlights

	2017	2016	2015

Total return before performance reallocation	(3.95)%	41.20%	(13.31)%
Performance reallocation	0.00	(5.01)	0.00

Total return after performance reallocation	(3.95)%	36.19%	(13.31)%

Supplemental Data
	2017	2016	2015

Annual gross partnership return	(2.83)%	43.11%	(12.94)%
Annual net partnership return	(4.00)%	41.81%	(13.59)%

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

	2017	2016	2015
Ratio to average partners’ capital:
Expenses before performance reallocation	1.27%	1.07%	0.66%
Performance reallocation	0.00	4.07	0.00

Expenses including performance reallocation	1.27%	5.14%	0.66%

Net investment income	3.37%	3.77%	3.89%

Average partners’ capital is determined using the Fund’s partners’ capital measured at the end of each month. The performance reallocation to the General Partner is not included in the net investment income ratio.

Expenses include accounting fees, interest and other expenses. Net investment income is computed as investment income from dividends and interest, less expenses.

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2018.

Biglari Holdings inc.

By:	/s/ Bruce Lewis
Bruce Lewis Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2018.

Signature	Title

/s/ Sardar Biglari	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Sardar Biglari

/s/ Bruce Lewis	Controller (Principal Financial and Accounting Officer)
Bruce Lewis

/s/ Philip Cooley	Director
Philip Cooley

/s/ Kenneth R. Cooper	Director
Kenneth R. Cooper

/s/ James P. Mastrian	Director
James P. Mastrian

/s/ Ruth J. Person	Director
Ruth J. Person

11

INDEX TO EXHIBITS

Exhibit Number	Description
23.01	Consent of Independent Auditors
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Controller
32.01	Section 1350 Certifications
99.01	Consent of The Lion Fund II, L.P.

The Lion Fund II Financial Statements are filed under Item 15(c).